Form 10-Q
period 2017-03-31
SEACOR Marine Holdings Inc.
filed 2017-06-23
CIK 1690334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017              or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-37966
SEACOR Marine Holdings Inc.
(Exact Name of Registrant as Specified in Its Charter)
________________________________________

Delaware	47-2564547
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7910 Main Street, 2nd Floor
Houma, LA	70360
(Address of Principal Executive Offices)	(Zip Code)
985-876-5400
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of June 21, 2017 was 17,671,356. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$184,209	$117,309
Restricted cash	1,811	1,462
Marketable securities	785	40,139
Receivables:
Trade, net of allowance for doubtful accounts of $6,918 and $5,359 in 2017 and 2016, respectively	48,044	44,830
Due from SEACOR Holdings	—	19,102
Other	11,701	21,316
Inventories	3,421	3,058
Prepaid expenses and other	3,068	3,349
Total current assets	253,039	250,565
Property and Equipment:
Historical cost	1,089,176	958,759
Accumulated depreciation	(534,522)	(540,619)
	554,654	418,140
Construction in progress	83,710	123,801
Net property and equipment	638,364	541,941
Investments, at Equity, and Advances to 50% or Less Owned Companies	114,767	138,311
Construction Reserve Funds	83,477	78,209
Other Assets	6,176	6,093
	$1,095,823	$1,015,119
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$26,600	$20,400
Accounts payable and accrued expenses	26,399	25,969
Due to SEACOR Holdings	1,827	—
Other current liabilities	46,055	34,647
Total current liabilities	100,881	81,016
Long-Term Debt	274,408	217,805
Deferred Income Taxes	121,028	124,945
Deferred Gains and Other Liabilities	38,820	41,198
Total liabilities	535,137	464,964
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 17,671,356 shares issued in 2017 and 2016	177	177
Additional paid-in capital	306,359	306,359
Retained earnings	242,017	249,412
Accumulated other comprehensive loss, net of tax	(10,679)	(11,337)
	537,874	544,611
Noncontrolling interests in subsidiaries	22,812	5,544
Total equity	560,686	550,155
	$1,095,823	$1,015,119

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except share data, unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Revenues	$34,304	$59,879
Costs and Expenses:
Operating	33,379	48,850
Administrative and general	11,826	12,398
Depreciation and amortization	12,503	14,838
	57,708	76,086
Gains (Losses) on Asset Dispositions and Impairments, Net	4,819	(380)
Operating Loss	(18,585)	(16,587)
Other Income (Expense):
Interest income	850	1,411
Interest expense	(3,182)	(2,358)
SEACOR Holdings management fees	(1,925)	(1,925)
SEACOR Holdings guarantee fees	(76)	(126)
Marketable security gains (losses), net	11,738	(3,585)
Derivative gains (losses), net	(89)	2,898
Foreign currency losses, net	(189)	(1,560)
Other, net	(1)	265
	7,126	(4,980)
Loss Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(11,459)	(21,567)
Income Tax Benefit	(3,422)	(6,826)
Loss Before Equity in Earnings of 50% or Less Owned Companies	(8,037)	(14,741)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	438	2,161
Net Loss	(7,599)	(12,580)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(204)	(621)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(7,395)	$(11,959)

Basic Loss Per Common Share of SEACOR Marine Holdings Inc.	$(0.42)	$(0.68)

Diluted Loss Per Common Share of SEACOR Marine Holdings Inc.	$(0.42)	$(0.68)

Weighted Average Common Shares Outstanding:
Basic	17,671,356	17,671,356
Diluted	17,671,356	17,671,356

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Net Loss	$(7,599)	$(12,580)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	919	(1,356)
Derivative losses on cash flow hedges	(9)	(1,785)
Reclassification of derivative losses on cash flow hedges to interest expense	12	—
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	188	208
	1,110	(2,933)
Income tax (expense) benefit	(354)	964
	756	(1,969)
Comprehensive Loss	(6,843)	(14,549)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	(106)	(800)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(6,737)	$(13,749)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Marine Holdings Inc. Stockholders’ Equity				Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
December 31, 2016	$177	$306,359	$249,412	$(11,337)	$5,544	$550,155
Consolidation of 50% or less owned companies	—	—	—	—	17,374	17,374
Net loss	—	—	(7,395)	—	(204)	(7,599)
Other comprehensive income	—	—	—	658	98	756
Three Months Ended March 31, 2017	$177	$306,359	$242,017	$(10,679)	$22,812	$560,686

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Net Cash Provided by Operating Activities	$65,296	$878
Cash Flows from Investing Activities:
Purchases of property and equipment	(10,143)	(20,907)
Cash settlements on derivative transactions, net	(324)	—
Proceeds from disposition of property and equipment	8,297	238
Investments in and advances to 50% or less owned companies	(2,394)	(4,303)
Return of investments and advances from 50% or less owned companies	7,350	—
Cash assumed on consolidation of 50% or less owned companies	1,943	—
Payments received on third party notes receivable, net	—	454
Net increase in restricted cash	(349)	—
Net (increase) decrease in construction reserve funds	(5,268)	27
Net cash used in investing activities	(888)	(24,491)
Cash Flows from Financing Activities:
Payments on long-term debt	(1,173)	(2,140)
Proceeds from issuance of long-term debt, net of issue costs	3,396	—
Distributions to noncontrolling interests	—	(205)
Net cash provided by (used in) financing activities	2,223	(2,345)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	269	(286)
Net Increase (Decrease) in Cash and Cash Equivalents	66,900	(26,244)
Cash and Cash Equivalents, Beginning of Period	117,309	150,242
Cash and Cash Equivalents, End of Period	$184,209	$123,998

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of SEACOR Marine Holdings Inc. and its consolidated subsidiaries (the “Company”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2017, its results of operations for the three months ended March 31, 2017 and 2016, its comprehensive loss for the three months ended March 31, 2017 and 2016, its changes in equity for the three months ended March 31, 2017, and its cash flows for the three months ended March 31, 2017 and 2016. The condensed consolidated financial information for the three months ended March 31, 2017 and 2016 has not been audited by the Company’s independent registered certified public accounting firm. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes thereto for the year ended December 31, 2016 included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10, which was declared effective on May 11, 2017 (the “Registration Statement”).
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Marine Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR Marine” refers to SEACOR Marine Holdings Inc. without its consolidated subsidiaries. Capitalized terms used and not specifically defined herein have the same meaning given those terms in the Registration Statement.
SEACOR Marine was previously a subsidiary of SEACOR Holdings Inc. (along with its other majority owned subsidiaries collectively referred to as “SEACOR Holdings”), which had announced its intent to spin-off SEACOR Marine. The spin-off was completed on June 1, 2017 by way of a pro rata dividend of SEACOR Marine’s common stock, all of which was held by SEACOR Holdings, to SEACOR Holdings shareholders of record as of May 22, 2017 (the “Spin-off”). SEACOR Marine entered into a series of agreements with SEACOR Holdings, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement, which will govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off. Upon completion of the Spin-off, SEACOR Marine began to operate as an independent, publicly traded company.
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues, included in other current liabilities in the accompanying condensed consolidated balance sheets, for the three months ended March 31 were as follows (in thousands):

	2017	2016
Balance at beginning of period	$6,953	$6,953
Revenues deferred during the period	1,536	—
Balance at end of period	$8,489	$6,953
As of March 31, 2017, deferred revenues of $6.8 million related to the time charter of several offshore support vessels paid through the conveyance of an overriding royalty interest (the “Conveyance”) in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors’ claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.
As of March 31, 2017, deferred revenues of $1.5 million related to the time charter of an offshore support vessel to a customer for which collection was not reasonably assured. The Company will recognize revenues when collected or when collection is reasonably assured. All costs and expenses related to this charter were recognized as incurred.

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date.
As of March 31, 2017, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore Support Vessels:
Wind farm utility vessels	10
All other offshore support vessels (excluding wind farm utility)	20
Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the three months ended March 31, 2017, capitalized interest totaled $1.3 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2017, the Company recognized no impairment charges related to long-lived assets held for use. During the three months ended March 31, 2016, the Company recognized impairment charges of $0.4 million related to long-lived assets held for use.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2017 and 2016, the Company did not recognize any impairment charges related to its 50% or less owned companies.
Income Taxes. During the three months ended March 31, 2017, the Company’s effective income tax rate of 29.9% was primarily due to losses of foreign subsidiaries not benefited. During the three months ended March 31, 2016, the Company’s effective income tax rate of 31.7% was primarily due to non-deductible expenses associated with the Company’s participation in SEACOR Holdings share award plans.

Deferred Gains. The Company has sold certain equipment to its 50% or less owned companies, entered into vessel sale-leaseback transactions with finance companies, and provided seller financing on sales of its equipment to third parties and its 50% or less owned companies. A portion of the gains realized from these transactions were deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets. Deferred gain activity related to these transactions for the three months ended March 31 was as follows (in thousands):

	2017	2016
Balance at beginning of period	$33,910	$43,298
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(2,050)	(2,050)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	—	(18)
Balance at end of period	$31,860	$41,230
Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other Comprehensive Income
December 31, 2016	$(11,413)	$76	$(11,337)	$(1,614)	$(17)
Other comprehensive income	837	175	1,012	82	16	$1,110
Income tax expense	(293)	(61)	(354)	—	—	(354)
Three Months Ended March 31, 2017	$(10,869)	$190	$(10,679)	$(1,532)	$(1)	$756
Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method that assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of the 3.75% Convertible Senior Notes. For each of the three months ended March 31, 2017 and 2016, diluted earnings per common share of SEACOR excluded 4,070,500 common shares issuable pursuant to the Company’s 3.75% Convertible Senior Notes as the conversion feature was contingent upon the Spin-off.
New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt the new standard on January 1, 2018 and expects to use the modified retrospective approach upon adoption. The Company is in the advanced stages of determining the impact, if any, the adoption of the new accounting standard will have on its consolidated financial position, results of operations or cash flows. Principal versus agent considerations of the new standard with respect to the Company’s vessel management services and pooling arrangements may result in a gross presentation of operating revenues and expenses compared with its current net presentation for results from managed and pooled third party equipment.
On February 25, 2016, the FASB issued a comprehensive new leasing standard, which improves transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
On August 26, 2016, the FASB issued an amendment to the accounting standard which amends or clarifies guidance on classification of certain transactions in the statement of cash flows, including classification of proceeds from the settlement of insurance claims, debt prepayments, debt extinguishment costs and contingent consideration payments after a business combination. This new standard is effective for the Company as of January 1, 2018 and early adoption is permitted. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
On October 24, 2016, the FASB issued a new accounting standard, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory. The new standard is effective for interim and annual periods beginning after December 31, 2017 and requires a modified retrospective approach to adoption. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.
On November 17, 2016, the FASB issued an amendment to the accounting standard which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.

2.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2017, capital expenditures and payments on fair value hedges were $10.5 million. Equipment deliveries during the three months ended March 31, 2017 included three fast support vessels.
During the three months ended March 31, 2017, the Company sold two liftboats, two offshore support vessels previously retired and removed from service (one anchor handling towing supply vessel and one specialty vessel) and other equipment for net proceeds of $8.8 million ($8.3 million in cash and $0.5 million of previously received deposits) and gains of $4.8 million, all of which were recognized currently.

3.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
MexMar. MexMar owns and operates 15 offshore support vessels in Mexico. During the three months ended March 31, 2017, the Company and its partner each received capital distributions of $7.4 million from MexMar.
Falcon Global. Falcon Global was formed to construct and operate two foreign-flag liftboats. During the three months ended March 31, 2017, the Company and its partner each contributed additional capital of $0.4 million in cash and the Company made working capital advances of $2.0 million in cash. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement. The impact of consolidating Falcon Global’s net assets effective March 31, 2017 to the Company’s financial positions was as follows (in thousands):

2017
Cash	$1,943
Marketable securities	785
Trade and other receivables	(291)
Investments, at Equity, and Advances to 50% or Less Owned Companies	(19,374)
Property and Equipment	96,000
Accounts payable	3,201
Other current liabilities	1,153
Long-Term Debt	58,335
Other Liabilities	(1,000)
Noncontrolling interests in subsidiaries	17,374
Sea-Cat Crewzer II. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II through the acquisition of its partners’ 50% ownership interest for $11.3 million in cash.
Sea-Cat Crewzer. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer through the acquisition of its partners’ 50% ownership interest for $4.4 million in cash.

Guarantees. The Company has guaranteed the payment of amounts owed under a vessel charter and banking facilities by certain of its 50% or less owned companies. As of March 31, 2017, the total amount guaranteed by the Company under these arrangements was $22.2 million. In addition, as of March 31, 2017, the Company had uncalled capital commitments to two of its 50% or less owned companies totaling $1.8 million.

4.	LONG-TERM DEBT
3.75% Convertible Senior Notes. Certain features included in the 3.75% Convertible Senior Notes, including the Exchange Option and the 2018 Put Option, terminated upon the completion of the Spin-off.
Falcon Global Term Loan Facility. On August 3, 2015, Falcon Global entered into a term loan facility to finance the construction of two foreign-flag liftboats. The facility consists of two tranches: (i) a $62.5 million facility to fund the construction costs of the liftboats (“Tranche A”) and (ii) a $18.0 million facility for certain project costs (“Tranche B”). Borrowings under the facility bear interest at variable rates based on LIBOR plus a margin ranging from 2.5% to 2.9%, or an average rate of 3.97% as of March 31, 2017. The facility is secured by the liftboats and is repayable over a five year period beginning the earlier of either six months after completion of the construction of the liftboats or June 30, 2017 and matures no later than June 30, 2022. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement. The Company has consolidated Falcon Global’s debt under this facility of $58.3 million, net of issue costs of $1.0 million, effective March 31, 2017 (See Note 3). Subsequent to March 31, 2017, the Tranche B facility was canceled prior to any funding.
Other. During the three months ended March 31, 2017, the Company borrowed $3.4 million under the Sea-Cat Crewzer III Term Loan Facility to fund capital expenditures and made scheduled payments on other long-term debt of $1.2 million.
As of March 31, 2017, the Company had $7.5 million of borrowing capacity under subsidiary facilities. As of March 31, 2017, the Company had outstanding letters of credit totaling $16.8 million with various expiration dates through 2018 and other labor and performance guarantees of $1.3 million.

5.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of March 31, 2017 were as follows (in thousands):

	Derivative Asset(1)	Derivative Liability(2)
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$—	$143
Interest rate swap agreements (cash flow hedges)	—	4

Derivatives not designated as hedging instruments:
Forward currency exchange, option and future contracts	113	—
Interest rate swap agreements	—	327
	$113	$474
______________________

(1)	Included in other receivables in the accompanying condensed consolidated balance sheets.

(2)	Included in other current liabilities in the accompanying condensed consolidated balance sheets.
Fair Value Hedges. From time to time, the Company may designate certain of its foreign currency exchange contracts as fair value hedges in respect of capital commitments denominated in foreign currencies. By entering into these foreign currency exchange contracts, the Company may fix a portion of its capital commitments denominated in foreign currencies in U.S. dollars to protect against currency fluctuations. As of March 31, 2017, the Company had euro denominated forward currency exchange contracts designated as fair value hedges with an aggregate U.S. dollar equivalent of $1.9 million. During the three months ended March 31, 2017, the Company recognized immaterial gains on these contracts which was included as a decrease to the corresponding hedged equipment included in construction in progress in the accompanying condensed consolidated balance sheets.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized immaterial losses on derivative instruments designated as cash flow hedges during the three months ended March 31, 2017. As of March 31, 2017, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•
The Company had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03)% on the aggregate notional value of €15.0 million ($16.0 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value.

•
MexMar had five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% on the aggregate amortized notional value of $120.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $22.7 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $20.1 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31 as follows (in thousands):

	2017	2016
Options on equities and equity indices	$—	$2,904
Forward currency exchange, option and future contracts	(89)	—
Interest rate swap agreements	—	(6)
	$(89)	$2,898
The Company may hold positions in publicly traded equity options that convey the right or obligation to engage in a future transaction on the underlying equity security or index. Historically, the Company’s investment in equity options has primarily included positions in energy related businesses. These contracts are typically entered into to mitigate the risk of changes in market value of marketable security positions that the Company is either about to acquire, has acquired or is about to dispose.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of March 31, 2017, the fair market value of the outstanding forward currency option contracts was an unrealized gain of $0.1 million. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of March 31, 2017, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
The Company had an interest rate swap agreement maturing in 2022 that calls for the Company to pay a fixed interest rate of 2.06% on the amortized notional value of $60.9 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $36.8 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dynamic Offshore had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore to pay a fixed interest rate of 1.30% on the amortized notional value of $71.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

6.	FAIR VALUE MEASUREMENTS
The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.
The Company’s financial assets and liabilities as of March 31, 2017 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities	$785	$—	$—
Derivative instruments (included in other receivables)	—	113	—
Construction reserve funds	83,477	—	—
LIABILITIES
Derivative instruments (included in other current liabilities)	$—	$474	$—
The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2017 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$186,020	$186,020	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	$301,008	$—	$305,407	$—
The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analysis based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of certain of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
The Company’s other assets and liabilities that were measured at fair value during the three months ended March 31, 2017 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investments, at equity, and advances to 50% or less owned companies	$—	$—	$17,374
Investments, at equity, and advances in 50% or less owned companies. During the three months ended March 31, 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement (see Note 3). Upon the change in control, the Company marked its investment in Falcon Global to fair value. Falcon Global’s primary assets consist of two newly constructed foreign-flag liftboats. The estimated fair value of the liftboats was the primary input used by the Company in determining the fair value of its investment based on a third-party valuation using significant inputs that are unobservable in the market and therefore are considered a Level 3 fair value measurement. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less economic obsolescence based on utilization and rates per day worked trending over the prior year in the Middle East region where the vessels are intended to operate.

7.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests	March 31, 2017	December 31, 2016
Falcon Global	50%	$17,374	$—
Windcat Workboats	25%	5,158	5,266
Other	1.8%	280	278
		$22,812	$5,544
Falcon Global. Falcon Global owns and operates two foreign-flag liftboats. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement. As a consequence, the Company has consolidated Falcon Global’s net assets of $34.7 million as of March 31, 2017 (see Note 3).
Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of March 31, 2017, the net assets of Windcat Workboats were $20.6 million. During the three months ended March 31, 2017, the net loss of Windcat Workboats was $0.8 million, of which $0.2 million was attributable to noncontrolling interests. During the three months ended March 31, 2016, the net loss of Windcat Workboats was $2.5 million, of which $0.6 million was attributable to noncontrolling interests. Subsequent to March 31, 2017, the Company acquired an additional 12.5% of Windcat Workboats from noncontrolling interests for $3.7 million.

8.	COMMITMENTS AND CONTINGENCIES
As of March 31, 2017, the Company’s unfunded capital commitments were $81.9 million and included six fast support vessels, three supply vessels and one wind farm utility vessel. Of these commitments, $13.8 million is payable during the remainder of 2017; $53.1 million is payable during 2018; $13.2 million is payable during 2019; and $1.8 million is payable during 2020. These commitments included $15.4 million for one supply vessel that may be assumed by a third party at their option. Subsequent to March 31, 2017, the Company committed to acquire additional equipment for $9.7 million.
As of March 31, 2017, SEACOR Holdings has guaranteed $134.4 million on behalf of the Company for various obligations including: debt facility and letter of credit obligations; performance obligations under sale-leaseback arrangements; debt facility obligations for 50% or less owned companies; and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

9.    SEGMENT INFORMATION
The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Registration Statement. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	United States (primarily Gulf of Mexico) $’000	Africa (primarily West Africa) $’000	Middle East and Asia $’000	Brazil, Mexico, Central and South America $’000	Europe (primarily North Sea) $’000	Total $’000
For the three months ended March 31, 2017
Operating Revenues:
Time charter	2,995	5,847	5,823	—	16,065	30,730
Bareboat charter	—	—	—	1,143	—	1,143
Other marine services	826	192	877	75	461	2,431
	3,821	6,039	6,700	1,218	16,526	34,304
Direct Costs and Expenses:
Operating:
Personnel	3,130	2,608	3,123	13	7,917	16,791
Repairs and maintenance	737	544	576	4	1,734	3,595
Drydocking	573	1,057	158	—	1,279	3,067
Insurance and loss reserves	805	182	346	7	219	1,559
Fuel, lubes and supplies	310	559	524	—	949	2,342
Other	72	646	1,465	1	250	2,434
	5,627	5,596	6,192	25	12,348	29,788
Direct Vessel Profit (Loss)	(1,806)	443	508	1,193	4,178	4,516
Other Costs and Expenses:
Operating:
Leased-in equipment	2,211	970	346	—	64	3,591
Administrative and general						11,826
Depreciation and amortization	5,600	1,590	2,527	665	2,121	12,503
						27,920
Gains on Asset Dispositions, Net						4,819
Operating Loss						(18,585)

As of March 31, 2017
Property and Equipment:
Historical cost	433,021	157,835	274,885	57,744	165,691	1,089,176
Accumulated depreciation	(235,728)	(62,359)	(82,447)	(35,120)	(118,868)	(534,522)
	197,293	95,476	192,438	22,624	46,823	554,654

	United States (primarily Gulf of Mexico) $’000	Africa (primarily West Africa) $’000	Middle East and Asia $’000	Brazil, Mexico, Central and South America $’000	Europe (primarily North Sea) $’000	Total $’000
For the three months ended March 31, 2016
Operating Revenues:
Time charter	11,042	11,139	8,153	196	21,043	51,573
Bareboat charter	—	—	—	2,652	—	2,652
Other marine services	911	(95)	4,088	386	364	5,654
	11,953	11,044	12,241	3,234	21,407	59,879
Direct Costs and Expenses:
Operating:
Personnel	7,762	3,085	4,178	1,528	11,005	27,558
Repairs and maintenance	759	971	1,834	148	2,582	6,294
Drydocking	42	158	1,677	—	1,826	3,703
Insurance and loss reserves	999	212	263	49	355	1,878
Fuel, lubes and supplies	513	376	954	81	1,173	3,097
Other	161	525	779	95	378	1,938
	10,236	5,327	9,685	1,901	17,319	44,468
Direct Vessel Profit	1,717	5,717	2,556	1,333	4,088	15,411
Other Costs and Expenses:
Operating:
Leased-in equipment	1,862	977	1,176	367	—	4,382
Administrative and general						12,398
Depreciation and amortization	6,877	1,578	2,918	1,199	2,266	14,838
						31,618
Losses on Asset Dispositions and Impairments, Net						(380)
Operating Loss						(16,587)

As of March 31, 2016
Property and Equipment:
Historical cost	447,750	144,880	218,708	87,632	200,093	1,099,063
Accumulated depreciation	(205,226)	(73,543)	(91,524)	(49,501)	(138,174)	(557,968)
	242,524	71,337	127,184	38,131	61,919	541,095
The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of March 31, 2017, the Company’s investments, at equity, and advances to 50% or less owned companies in MexMar and its other 50% or less owned companies were $57.6 million and $57.2 million, respectively. Equity in earnings (losses) of 50% or less owned companies, net of tax for the three months ended March 31 were as follows (in thousands):

	2017	2016
MexMar	$1,367	$2,585
Other	(929)	(424)
	$438	$2,161

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of a decline in the price of oil and resulting decrease in capital spending by oil and gas companies, an oversupply of newly built offshore support vessels, additional safety and certification requirements for drilling activities in the U.S. Gulf of Mexico and delayed approval of applications for such activities, the possibility of U.S. government implemented moratoriums directing operators to cease certain drilling activities in the U.S. Gulf of Mexico and any extension of such moratoriums, weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to a decline in the price of oil, an oversupply of newly built offshore support vessels, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act and related regulations are repealed, liability, legal fees and costs in connection with the provision of emergency response services, such as the response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, including as a result of the recent vote in the U.K. to leave the European Union, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Jones Act and related regulations on the amount of foreign ownership of the Company’s Common Stock, operational risks, effects of adverse weather conditions and seasonality, adequacy of insurance coverage, the ability to remediate the material weaknesses the Company has identified in its internal controls over financial reporting, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in “Risk Factors” included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 and other reports filed by the Company with the SEC. It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
Overview
The Company provides global marine and support transportation services to offshore oil and gas exploration, development and production facilities worldwide. The Company currently operates a diverse fleet of 186 support and specialty vessels, of which 136 are owned or leased-in, 34 are joint ventured, 13 are managed on behalf of unaffiliated third parties and three are operated under pooling arrangements. The primary users of the Company’s services are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies.
The Company operates its fleet in five principle geographic regions: the United States, primarily in the Gulf of Mexico; Africa, primarily in West Africa; the Middle East and Asia; Brazil, Mexico, Central and South America; and Europe, primarily in the North Sea. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among the geographic regions, subject to flag restrictions, as changes in market conditions dictate. The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of the Company’s operating results and cash flows. Unless a vessel is cold-stacked, there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization. The Company manages its fleet utilizing a global network of shore side support, administrative and finance personnel.

Offshore oil and gas market conditions deteriorated beginning in 2014 and continued to deteriorate in 2016 when oil prices hit a twelve-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. This decline in oil and gas prices led to a decrease in offshore drilling and associated activity. The Company continued to experience difficult market conditions through the first quarter of 2017 and expects those conditions to continue in the near term. The Company has experienced a modest improvement from seasonal maintenance and construction activity in the Middle East and U.S. Gulf of Mexico.
Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which is creating situations of oversupply, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) weak oil and gas prices leading to lower customer exploration and drilling activity levels, and (ii) the increasing size of the global offshore support vessel fleet as newly built vessels are placed into service could, in isolation or together, have a material adverse effect on the Company’s results of operations, financial position and cash flows.
The Spin-off. SEACOR Marine was previously a subsidiary of SEACOR Holdings Inc. (along with its other majority owned subsidiaries collectively referred to as “SEACOR Holdings”), which had announced its intent to spin-off SEACOR Marine. The spin-off was completed on June 1, 2017 by way of a pro rata dividend of SEACOR Marine’s common stock, all of which was held by SEACOR Holdings, to SEACOR Holdings shareholders of record as of May 22, 2017 (the “Spin-off”). SEACOR Marine entered into a series of agreements with SEACOR Holdings, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement, which will govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off. Upon completion of the Spin-off, SEACOR Marine began to operate as an independent, publicly traded company.
Results of Operations
The sections below provide an analysis of the Company’s results of operations for the three months (“Current Year Quarter”) ended March 31, 2017 compared with the three months (“Prior Year Quarter”) ended March 31, 2016. For the periods indicated, the Company’s consolidated results of operations were as follows:

	Three Months Ended March 31,
	2017		2016
	$’000%		$’000%
Operating Revenues:
Time charter	30,730	90	51,573	86
Bareboat charter	1,143	3	2,652	5
Other marine services	2,431	7	5,654	9
	34,304	100	59,879	100
Costs and Expenses:
Operating:
Personnel	16,791	49	27,558	46
Repairs and maintenance	3,595	10	6,294	11
Drydocking	3,067	9	3,703	6
Insurance and loss reserves	1,559	5	1,878	3
Fuel, lubes and supplies	2,342	7	3,097	5
Other	2,434	7	1,938	3
Leased-in equipment	3,591	10	4,382	7
	33,379	97	48,850	81
Administrative and general	11,826	35	12,398	21
Depreciation and amortization	12,503	36	14,838	25
	57,708	168	76,086	127
Gains (Losses) on Asset Dispositions and Impairments, Net	4,819	14	(380)	(1)
Operating Loss	(18,585)	(54)	(16,587)	(28)
Other Income (Expense), Net	7,126	21	(4,980)	(8)
Loss Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(11,459)	(33)	(21,567)	(36)
Income Tax Benefit	(3,422)	(10)	(6,826)	(11)
Loss Before Equity in Earnings of 50% or Less Owned Companies	(8,037)	(23)	(14,741)	(25)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	438	1	2,161	4
Net Loss	(7,599)	(22)	(12,580)	(21)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(204)	—	(621)	(1)
Net Loss attributable to SEACOR Marine Holdings Inc.	(7,395)	(22)	(11,959)	(20)

Time Charter Operating Data. The table below sets forth the average rates per day worked, utilization and available days data for the Company’s owned and leased-in vessels available for time charter in the periods indicated. The rate per day worked is the ratio of total time charter revenues to the aggregate number of days worked. Utilization is the ratio of aggregate number of days worked to total available days for all vessels. Unless vessels have been retired and removed from service, available days represents the total calendar days for which vessels were owned or leased-in by the Company whether marketed, under repair, cold-stacked or otherwise out-of-service.

	Three Months Ended March 31,
	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$13,341	$21,719
Fast support	7,417	7,587
Supply	11,707	6,484
Standby safety	8,131	9,564
Specialty	—	12,403
Liftboats	9,782	15,150
Overall Average Rates Per Day Worked (excluding wind farm utility)	8,272	10,545
Wind farm utility	2,005	2,419
Overall Average Rates Per Day Worked	5,726	7,915
Utilization:
Anchor handling towing supply	15%	47%
Fast support	44%	68%
Supply	20%	37%
Standby safety	80%	79%
Specialty	—%	45%
Liftboats	1%	5%
Overall Fleet Utilization (excluding wind farm utility)	38%	52%
Wind farm utility	65%	65%
Overall Fleet Utilization	46%	56%
Available Days:
Anchor handling towing supply	1,260	1,365
Fast support	3,212	2,093
Supply	630	1,179
Standby safety	1,800	2,184
Specialty	270	273
Liftboats	1,265	1,365
Overall Fleet Available Days (excluding wind farm utility)	8,437	8,459
Wind farm utility	3,330	3,245
Overall Fleet Available Days	11,767	11,704

The composition of the Company’s fleet as of March 31 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total
2017
Anchor handling towing supply	11	1	4	9	25
Fast support	36	11	1	3	51
Supply	8	17	1	2	28
Standby safety	20	1	—	—	21
Specialty	3	1	—	2	6
Liftboats	13	—	2	—	15
Wind farm utility	37	3	—	—	40
	128	34	8	16	186
2016
Anchor handling towing supply	13	1	4	—	18
Fast support	23	7	1	3	34
Supply	13	15	1	4	33
Standby safety	24	1	—	—	25
Specialty	3	5	—	1	9
Liftboats	13	—	2	—	15
Wind farm utility	36	3	—	—	39
	125	32	8	8	173
______________________

(1)	Excludes six offshore support vessels as of March 31, 2017 that had been retired and removed from service.
Operating Loss
Excluding the impact of gains (losses) on asset dispositions and impairments, net, operating loss as a percentage of operating revenues was 68% in the Current Year Quarter compared with 27% in the Prior Year Quarter primarily due to weaker market conditions.
Consolidating segment tables of operating income (loss) for each period presented below is included in “Item 1. Financial Statements—Note 9. Segment Information” included in Part I of this Quarterly Report on Form 10-Q.
United States, primarily Gulf of Mexico. For the periods indicated, the Company’s direct vessel profit in the United States was as follows:

	Three Months Ended March 31,
	2017		2016
	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	2,995	78	11,042	92
Other marine services	826	22	911	8
	3,821	100	11,953	100
Direct operating expenses:
Personnel	3,130	82	7,762	65
Repairs and maintenance	737	19	759	6
Drydocking	573	15	42	—
Insurance and loss reserves	805	21	999	9
Fuel, lubes and supplies	310	8	513	5
Other	72	2	161	1
	5,627	147	10,236	86
Direct Vessel Profit (Loss)	(1,806)	(47)	1,717	14

Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in the United States was as follows:

	Three Months Ended March 31,
	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$35,717	$36,779
Fast support	8,650	9,203
Supply	—	—
Specialty	—	—
Liftboats	9,782	15,150
Overall Average Rates Per Day Worked	10,133	21,341
Utilization:
Anchor handling towing supply	2%	26%
Fast support	16%	44%
Supply	—%	—%
Specialty	—%	—%
Liftboats	1%	5%
Overall Fleet Utilization	7%	17%
Available Days:
Anchor handling towing supply	900	819
Fast support	1,653	546
Supply	90	269
Specialty	90	—
Liftboats	1,265	1,365
Overall Fleet Available Days	3,998	2,999
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Time charter revenues were $8.0 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to reduced utilization as a consequence of cold-stacking vessels. Time charter revenues were $7.2 million lower for the anchor handling towing supply vessels, $0.9 million lower for the liftboat fleet and $0.1 million higher for the fast support vessels. Available days for fast support vessels charter were higher in the Current Year Quarter primarily due to the acquisition of eleven vessels for $10.0 million at a bankruptcy auction during the third quarter of 2016. These vessels were idle when purchased, are still not working and are therefore contributing to the overall decline in fast support vessel utilization. As of March 31, 2017, the Company had 35 of 44 owned and leased-in vessels (ten anchor handling towing supply, 16 fast support, one supply, one specialty and seven liftboats) cold-stacked in the region compared with 21 of 32 owned and leased-in vessels (five anchor handling towing supply, three fast support, two supply and eleven liftboats) as of March 31, 2016. As of March 31, 2017, the Company had retired and removed from service one anchor handling towing supply vessel in this region.
Direct Operating Expenses. Direct operating expenses were $4.6 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower personnel costs as a consequence of cold-stacking vessels. During the Current Year Quarter, the Company incurred operating costs of $1.6 million on the reactivation of five liftboats from cold-stack in anticipation of increased activity levels.

Africa, primarily West Africa. For the periods indicated, the Company’s direct vessel profit in Africa was as follows:

	Three Months Ended March 31,
	2017		2016
	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	5,847	97	11,139	101
Other marine services	192	3	(95)	(1)
	6,039	100	11,044	100
Direct operating expenses:
Personnel	2,608	43	3,085	28
Repairs and maintenance	544	9	971	9
Drydocking	1,057	18	158	1
Insurance and loss reserves	182	3	212	2
Fuel, lubes and supplies	559	9	376	3
Other	646	11	525	5
	5,596	93	5,327	48
Direct Vessel Profit	443	7	5,717	52
Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in Africa was as follows:

	Three Months Ended March 31,
	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$14,314	$15,427
Fast support	7,499	8,824
Supply	14,000	5,750
Specialty	—	10,868
Overall Average Rates Per Day Worked	9,388	10,553
Utilization:
Anchor handling towing supply	32%	91%
Fast support	78%	71%
Supply	100%	67%
Specialty	—%	100%
Overall Fleet Utilization	61%	77%
Available Days:
Anchor handling towing supply	270	364
Fast support	569	637
Supply	90	273
Specialty	90	91
Overall Fleet Available Days	1,019	1,365
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Time charter revenues were $5.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, time charter revenues were $0.7 million lower due to a decrease in average day rates and $5.0 million lower due to reduced utilization, of which $3.2 million was a consequence of cold-stacking vessels, $1.0 million was attributable to retiring and removing vessels from service and $0.8 million was for vessels in active service. In addition, time charter revenues for anchor handling towing supply vessels were $1.7 million lower in the Current Year Quarter due to the deferral of revenue for one vessel on time charter (excluded from time charter operating data) to a customer as collection was not reasonably assured. Time charter revenues were $2.1 million higher due to fleet additions. As of March 31, 2017, the Company had one of 13 owned and leased-in vessels (specialty) cold-stacked in the region compared with three of 15 owned and leased-in vessels (two fast support and one supply) as of March 31, 2016. As of March 31, 2017, the Company had retired and removed from service four vessels (two fast support and two supply) in this region.
Direct Operating Expenses. Direct operating expenses were $0.2 million lower in the Current Year Quarter compared with the Prior Year Quarter. Drydocking expense was $0.9 million higher primarily due to increased drydocking activity, including the reactivation of one previously cold-stacked anchor handling towing supply vessel in preparation for a long-term time charter.
Middle East and Asia. For the periods indicated, the Company’s direct vessel profit in the Middle East and Asia was as follows:

	Three Months Ended March 31,
	2017		2016
	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	5,823	87	8,153	67
Other marine services	877	13	4,088	33
	6,700	100	12,241	100
Direct operating expenses:
Personnel	3,123	47	4,178	34
Repairs and maintenance	576	8	1,834	15
Drydocking	158	2	1,677	14
Insurance and loss reserves	346	5	263	2
Fuel, lubes and supplies	524	8	954	8
Other	1,465	22	779	6
	6,192	92	9,685	79
Direct Vessel Profit	508	8	2,556	21

Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in the Middle East and Asia was as follows:

	Three Months Ended March 31,
	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$8,477	$9,419
Fast support	6,893	6,294
Supply	5,725	6,502
Specialty	—	16,912
Overall Average Rates Per Day Worked (excluding wind farm utility)	7,017	6,901
Wind farm utility	—	6,655
Overall Average Rates Per Day Worked	7,017	6,882
Utilization:
Anchor handling towing supply	100%	50%
Fast support	78%	80%
Supply	8%	45%
Specialty	—%	17%
Overall Fleet Utilization (excluding wind farm utility)	54%	60%
Wind farm utility	—%	100%
Overall Fleet Utilization	49%	62%
Available Days:
Anchor handling towing supply	90	182
Fast support	900	910
Supply	450	546
Specialty	90	182
Overall Fleet Available Days (excluding wind farm utility)	1,530	1,820
Wind farm utility	180	91
Overall Fleet Available Days	1,710	1,911
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Time charter revenues were $2.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, time charter revenues were $1.7 million lower due to reduced utilization, of which $1.5 million was a consequence of cold-stacking vessels and $0.2 million for vessels in active service, $0.5 million lower due to reduced average day rates and $0.1 million lower due to fleet dispositions. As of March 31, 2017, the Company had two of 21 owned vessels (one supply and one windfarm utility) cold-stacked in the region compared with two of 21 owned vessels (one anchor handling towing supply and one supply) as of March 31, 2016.
Other operating revenues were $3.2 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to reduced earnings from revenue pooling arrangements.
Direct Operating Expenses. Direct operating expenses were $3.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating expenses were $0.3 million lower due to the effect of cold-stacking vessels, $2.4 million lower due to net fleet dispositions, and $0.8 million lower for vessels in active service. During the the Current Year Quarter, the Company incurred costs of $0.5 million for the reactivation of three cold-stack vessels prior to the commencement of new time charters.

Brazil, Mexico, Central and South America. For the periods indicated, the Company’s direct vessel profit in Brazil, Mexico, Central and South America was as follows:

	Three Months Ended March 31,
	2017		2016
	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	—	—	196	6
Bareboat charter	1,143	94	2,652	82
Other marine services	75	6	386	12
	1,218	100	3,234	100
Direct operating expenses:
Personnel	13	1	1,528	47
Repairs and maintenance	4	—	148	5
Insurance and loss reserves	7	1	49	1
Fuel, lubes and supplies	—	—	81	3
Other	1	—	95	3
	25	2	1,901	59
Direct Vessel Profit	1,193	98	1,333	41
Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in Brazil, Mexico, Central and South America was as follows:

	Three Months Ended March 31,
	2017	2016
Rates Per Day Worked:
Supply	$—	$18,986
Overall Average Rates Per Day Worked	—	18,986
Utilization:
Supply	—%	11%
Overall Fleet Utilization	—%	11%
Available Days:
Fast support	90	—
Supply	—	91
Overall Fleet Available Days	90	91
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Bareboat charter revenues were $1.5 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the completion of two bareboat charters in Mexico during 2016. As of March 31, 2017, the Company had one of three owned vessels (one fast support) cold-stacked in the region compared with none of six owned and leased-in vessels as of March 31, 2016. As of March 31, 2017, the Company had retired and removed from service one supply vessel in this region.
Direct Operating Expenses. Direct operating expenses were $1.9 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to crew redundancy costs incurred during the Prior Year Quarter following the change in contract status for two vessels from time charter to bareboat charter.

Europe, primarily North Sea. For the periods indicated, the Company’s direct vessel profit in Europe was as follows:

	Three Months Ended March 31,
	2017		2016
	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	16,065	97	21,043	98
Other marine services	461	3	364	2
	16,526	100	21,407	100
Direct operating expenses:
Personnel	7,917	48	11,005	51
Repairs and maintenance	1,734	10	2,582	12
Drydocking	1,279	8	1,826	9
Insurance and loss reserves	219	1	355	2
Fuel, lubes and supplies	949	6	1,173	5
Other	250	2	378	2
	12,348	75	17,319	81
Direct Vessel Profit	4,178	25	4,088	19
Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in Europe was as follows:

	Three Months Ended March 31,
	2017	2016
Rates Per Day Worked:
Standby safety	8,131	9,564
Wind farm utility	2,005	2,228
Overall Average Rates Per Day Worked	4,440	5,614
Utilization:
Standby safety	80%	79%
Wind farm utility	69%	64%
Overall Fleet Utilization	73%	70%
Available Days:
Standby Safety	1,800	2,184
Wind farm utility	3,150	3,154
Overall Fleet Available Days	4,950	5,338
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. For standby safety vessels, time charter revenues were $4.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.8 million lower due to reduced utilization, $0.3 million lower due to reduced average day rates, $1.8 million lower due to unfavorable changes in currency exchange rates and $2.0 million lower due to fleet dispositions.
For wind farm utility vessels, time charter revenues were $0.1 million lower. Time charter revenues were $0.2 million higher due to improved utilization, $0.4 million higher due to increased average day rates and $0.7 million lower due to unfavorable changes in currency exchange rates.
Direct Operating Expenses. Direct operating expenses were $4.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis vessel operating expenses were $2.1 million lower due to net fleet dispositions and $2.8 million lower for vessels in active service primarily due to favorable changes in currency exchange rates. Personnel costs were $1.4 million lower primarily due to favorable changes in currency exchange rates, partially offset by increased seafarer compensation costs for vessels in active service, and $1.7 million lower due to net fleet dispositions.
Depreciation and amortization. Depreciation and amortization expense was $2.3 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to impairment charges recognized during 2016 and net fleet dispositions.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold two liftboats, two offshore support vessels previously retired and removed from service (one anchor handling towing supply vessel and one specialty vessel) and other equipment for net proceeds of $8.8 million ($8.3 million in cash and $0.5 million of previously received deposits) and gains of $4.8 million, all of which were recognized currently. During the Prior Year Quarter, the Company recorded a $0.4 million impairment charge related to certain suspended offshore support vessel upgrades and other marine equipment spares.
Other Expense, Net
For the periods indicated, the Company’s other income (expense) was as follows:

	Three Months Ended March 31,
	2017	2016
	$’000	$’000
Other Income (Expense):
Interest income	850	1,411
Interest expense	(3,182)	(2,358)
SEACOR Holdings management fees	(1,925)	(1,925)
SEACOR Holdings guarantee fees	(76)	(126)
Marketable security gains (losses), net	11,738	(3,585)
Derivative gains (losses), net	(89)	2,898
Foreign currency losses, net	(189)	(1,560)
Other, net	(1)	265
	7,126	(4,980)
Interest income. Interest income in the Current Year Quarter was lower compared with the Prior Year Quarter primarily due to lower interest from marketable security positions and lower interest earned on loans and advances to 50% or less owned companies.
Interest expense. Interest expense in the Current Year Quarter was higher compared with the Prior Year Quarter primarily due to lower capitalized interest on the construction of vessels.
Marketable security gains (losses), net. Marketable security gains during the Current Year Quarter were primarily due to realized gains on long marketable security positions.
Derivative gains (losses), net. During the Prior Year Quarter, derivative gains, net were primarily due to unrealized gains on equity options.
Foreign currency losses, net. During the Prior Year Quarter, foreign currency losses, net were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.
Income Tax Benefit
During the Current Year Quarter, the Company’s effective income tax rate of 29.9% was primarily due to losses of foreign subsidiaries not benefited. During the Prior Year Quarter, the Company’s effective income tax rate of 31.7% was primarily due to non-deductible expenses associated with the Company’s participation in SEACOR Holdings share award plans.

Equity in Earnings of 50% or Less Owned Companies
For the periods indicated, the Company’s equity in earnings from 50% or less owned companies was as follows:

	Three Months Ended March 31,
	2017	2016
	$’000	$’000
MexMar	1,367	2,585
Sea-Cat Crewzer	(14)	332
Sea-Cat Crewzer II	124	(194)
Dynamic Offshore	524	304
OSV Partners	(192)	(391)
SEACOR Grant DIS	7	51
Falcon Global	(1,559)	(881)
Other	181	355
	438	2,161
MexMar. Earnings were $1.7 million lower during the Current Year Quarter compared with the Prior Year Quarter primarily due to lower rates per day worked for its fleet.
Falcon Global. Earnings were $0.7 million lower during the Current Year Quarter compared with the Prior Year Quarter primarily due to operating costs and depreciation for two liftboats delivered during the Current Year Quarter. During the Current Year Quarter, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement and began to consolidate Falcon Global effective March 31, 2017.
Liquidity and Capital Resources
General
The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of SEACOR Marine common stock, par value $0.01 per share (“Common Stock”) or common stock of its subsidiaries, preferred stock or a combination thereof.
As of March 31, 2017, the Company had unfunded capital commitments of $81.9 million that included six fast support vessels, three supply vessels and one wind farm utility vessel. These commitments included $15.4 million for one supply vessel that may be assumed by a third party at their option. The Company’s capital commitments by year of expected payment are as follows (in thousands):

2017	$13,817
2018	53,050
2019	13,183
2020	1,800
$81,850
Subsequent to March 31, 2017, the Company committed to purchase additional equipment for $9.7 million. In addition, on April 28, 2017, the Company acquired 100% controlling interests in Sea-Cat Crewzer and Sea-Cat Crewzer II through the acquisition of its partners’ 50% ownership interests for $15.7 million in cash.
As of March 31, 2017, the Company had outstanding debt of $301.0 million, net of debt discount and issue costs, outstanding letters of credit of $16.8 million issued by SEACOR Holdings on the Company’s behalf and other labor and performance guarantees of $1.3 million. The Company’s contractual long-term debt maturities are as follows (in thousands):

Remainder of 2017	$25,486
2018	10,065
2019	12,332
2020	10,065
2021	31,857
Years subsequent to 2021	221,023
$310,828
As of March 31, 2017, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $270.3 million. As of March 31, 2017, construction reserve funds of $83.5 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $7.5 million available under subsidiary credit facilities for future capital commitments.
Summary of Cash Flows

	Three Months Ended March 31,
	2017	2016
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	65,296	878
Investing Activities	(888)	(24,491)
Financing Activities	2,223	(2,345)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	269	(286)
Increase (Decrease) in Cash and Cash Equivalents	66,900	(26,244)

Operating Activities
Cash flows provided by operating activities increased by $64.4 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2017	2016
	$’000	$’000
Operating losses before depreciation, amortization and gains (losses) on asset dispositions and impairments, net	(10,901)	(1,369)
Amortization of deferred gains on sale and leaseback transactions	(2,050)	(2,050)
Changes in operating assets and liabilities before interest and income taxes	24,209	1,428
Purchases of marketable securities	—	(6,732)
Proceeds from sale of marketable securities	51,877	9,169
SEACOR Holdings management fees	(1,925)	(1,925)
SEACOR Holdings guarantee fees	(76)	(126)
Cash settlements on derivative transactions, net	(22)	(851)
Interest paid, excluding capitalized interest(1)	—	—
Interest received	2,372	2,206
Income taxes paid, net of amounts refunded	(440)	(178)
Other	2,252	1,306
Total cash flows provided by operating activities	65,296	878
_____________________

(1)	During the Current Year Quarter and Prior Year Quarter, capitalized interest paid and included in purchases of property and equipment was $0.6 million and $0.7 million, respectively.
Operating losses before depreciation, amortization and gains (losses) on asset dispositions and impairments, net was $9.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. See “Results of Operations” included above for a detailed discussion of the business.
Changes in operating assets and liabilities before interest and income taxes in the Current Year Quarter were primarily due to settlements with SEACOR Holdings.
During the Current Year Quarter, cash provided by operating activities included $51.9 million received from the sale of marketable security long positions.
During the Prior Year Quarter, cash provided by operating activities included $6.7 million to purchase marketable security long positions. During the Prior Year Quarter, cash provided by operating activities included $8.9 million received from the sale of marketable security long positions and $0.3 million received upon entering into marketable security short positions.
Investing Activities
During the Current Year Quarter, net cash used in investing activities was $0.9 million primarily a result of:

•	Capital expenditures and payments on fair value hedges were $10.5 million. Three fast support vessels were delivered during the period.

•
The Company sold two liftboats, two offshore support vessels previously retired and removed from service (one anchor handling towing supply vessel and one specialty vessel) and other property and equipment for net proceeds of $8.8 million ($8.3 million in cash and $0.5 million of previously received deposits).

•	Construction reserve funds account transactions included deposits of $6.3 million and withdrawals of $1.0 million.

•	The Company made advances of $2.4 million to its 50% or less owned company Falcon Global.

•	The Company received capital distributions of $7.4 million from its 50% or less owned company MexMar.

•	Effective March 31, 2017, the Company consolidated Falcon Global and assumed cash of $1.9 million.
During the Prior Year Quarter, net cash used in investing activities was $24.5 million primarily as a result of :

•	Capital expenditures were $20.9 million. One wind farm utility vessel was delivered during the period.

•	The Company made investments in and advances of $4.3 million to its 50% or less owned company Falcon Global.

•	The Company received $0.5 million of net payments on third party notes receivables.
Financing Activities
During the Current Year Quarter, net cash provided by financing activities was $2.2 million. The Company:

•	borrowed $3.4 million under the Sea-Cat Crewzer III Term Loan Facility; and

•	made other scheduled payments on long-term debt and capital lease obligations of $1.2 million.
During the Prior Year Quarter, net cash used in financing activities was $2.3 million. The Company:

•	made scheduled payments on long-term debt of $2.1 million; and

•	made distributions to non-controlling interests of $0.2 million.
Short and Long-Term Liquidity Requirements
The Company believes that a combination of cash balances on hand, marketable securities, construction reserve funds, cash generated from operating activities, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital and debt service requirements. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s liquidity and the credit and capital markets.
Off-Balance Sheet Arrangements
For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There has been no material change in the Company’s off-balance sheet arrangements during the Current Year Quarter, except for the impact of consolidating Falcon Global’s outstanding debt of $58.3 million effective March 31, 2017, which was previously disclosed as guaranteed by the Company.
Contractual Obligations and Commercial Commitments
For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There has been no material change in the Company’s contractual obligations and commercial commitments during the Current Year Quarter.
Contingencies
As of March 31, 2017, SEACOR Holdings has guaranteed $134.4 million on behalf of the Company for various obligations including: debt facility and letter of credit obligations; performance obligations under sale-leaseback arrangements; debt facility obligations for 50% or less owned companies; and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There has been no material change in the Company’s exposure to market risk during the Current Year Quarter.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2017. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017 solely as a result of the material weaknesses in the Company’s internal control over financial reporting noted in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 and described in detail below.
The Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.
In connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2016, SEACOR Holdings identified certain material weaknesses in its internal control over financial reporting. Prior to the Spin-off, the Company was a consolidated subsidiary of SEACOR Holdings and its system of internal controls over financial reporting was part of the broader SEACOR Holdings control system. The following material weaknesses were identified by SEACOR Holdings and are also present in our control environment:
Manual journal entries. SEACOR Holdings and the Company’s management did not design and maintain effective controls over the review and approval of manual journal entries made to the general ledger. In addition, management did not maintain effective controls designed to limit super user access within its information technology system supporting the general ledger to appropriately address segregation of duties and to restrict financial users’ access to the ledgers, functions and data commensurate with their job responsibilities.
Impairments. SEACOR Holdings and the Company’s management concluded there were material weaknesses in the vessel impairment assessments and other-than-temporary impairment assessments for its equity method investments. For these assessments, management did not design and maintain controls over the review of assumptions, data and calculations used in the impairment analysis. Additionally, management did not maintain controls over its assessment of the qualifications of third party specialists, or review of the methodologies and assumptions they employed related to estimates of fair value used in the impairment assessments.
Management and the board of directors take the Company’s internal control over financial reporting and the integrity of its financial statements seriously and continues to develop a remediation plan to address the material weaknesses identified. Management currently does not have an expected timetable for the execution and completion of a remediation plan, which will include an improved approval process of manual journal entries, limiting access to the Company’s information technology system and enhanced review and documentation controls relating to estimates of fair value and related impairment assessments. Management and the board of directors are committed to maintaining a strong internal control environment and will make every effort to ensure the material weaknesses described above are promptly remediated; however, the material weaknesses cannot be considered remediated until the applicable remedial controls are implemented and operate for a sufficient period of time to allow management to conclude, through testing, that these controls are operating effectively.
Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements as included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There have been no material changes in the Company’s risk factors during the Current Year Quarter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Marine Holdings Inc. (Registrant)

DATE:	June 22, 2017	By:	/s/ JOHN GELLERT
John Gellert, President and Chief Executive Officer (Principal Executive Officer)

DATE:	June 22, 2017	By:	/S/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.