Form 10-Q
period 2017-06-30
SEACOR Marine Holdings Inc.
filed 2017-08-11
CIK 1690334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017              or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of August 10, 2017 was 17,671,356. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$150,958	$117,309
Restricted cash	1,824	1,462
Marketable securities	688	40,139
Receivables:
Trade, net of allowance for doubtful accounts of $5,901 and $5,359 in 2017 and 2016, respectively	43,475	44,830
Due from SEACOR Holdings	—	19,102
Other	11,957	21,316
Inventories	3,376	3,058
Prepaid expenses and other	3,719	3,349
Total current assets	215,997	250,565
Property and Equipment:
Historical cost	1,155,155	958,759
Accumulated depreciation	(543,822)	(540,619)
	611,333	418,140
Construction in progress	90,335	123,801
Net property and equipment	701,668	541,941
Investments, at Equity, and Advances to 50% or Less Owned Companies	100,719	138,311
Construction Reserve Funds	67,799	78,209
Other Assets	6,072	6,093
	$1,092,255	$1,015,119
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$81,593	$20,400
Accounts payable and accrued expenses	23,436	25,969
Due to SEACOR Holdings	3,519	—
Other current liabilities	47,014	34,647
Total current liabilities	155,562	81,016
Long-Term Debt	233,904	217,805
Conversion Option Liability on 3.75% Convertible Senior Notes	27,109	—
Deferred Income Taxes	117,332	124,945
Deferred Gains and Other Liabilities	39,324	41,198
Total liabilities	573,231	464,964
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 17,671,356 shares issued in 2017 and 2016	177	177
Additional paid-in capital	302,678	306,359
Retained earnings	208,025	249,412
Accumulated other comprehensive loss, net of tax	(9,690)	(11,337)
	501,190	544,611
Noncontrolling interests in subsidiaries	17,834	5,544
Total equity	519,024	550,155
	$1,092,255	$1,015,119

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues	$42,323	$57,271	$76,627	$117,150
Costs and Expenses:
Operating	44,482	44,245	77,861	93,095
Administrative and general	21,705	11,929	33,531	24,327
Depreciation and amortization	14,633	15,254	27,136	30,092
	80,820	71,428	138,528	147,514
Losses on Asset Dispositions and Impairments, Net	(6,318)	(20,357)	(1,499)	(20,737)
Operating Loss	(44,815)	(34,514)	(63,400)	(51,101)
Other Income (Expense):
Interest income	275	987	1,125	2,398
Interest expense	(4,546)	(2,585)	(7,728)	(4,943)
SEACOR Holdings management fees	(1,283)	(1,925)	(3,208)	(3,850)
SEACOR Holdings guarantee fees	(75)	(31)	(151)	(157)
Marketable security gains (losses), net	(109)	(2,492)	11,629	(6,077)
Derivative gains (losses), net	(213)	163	(302)	3,061
Foreign currency losses, net	(1,094)	(819)	(1,283)	(2,379)
Other, net	—	—	(1)	265
	(7,045)	(6,702)	81	(11,682)
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(51,860)	(41,216)	(63,319)	(62,783)
Income Tax Benefit	(13,800)	(13,742)	(17,222)	(20,568)
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(38,060)	(27,474)	(46,097)	(42,215)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,571	(3,315)	2,009	(1,154)
Net Loss	(36,489)	(30,789)	(44,088)	(43,369)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(2,497)	(209)	(2,701)	(830)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(33,992)	$(30,580)	$(41,387)	$(42,539)

Basic and Diluted Loss Per Common Share of SEACOR Marine Holdings Inc.	$(1.93)	$(1.73)	$(2.34)	$(2.41)

Basic and Diluted Weighted Average Common Shares Outstanding	17,631,567	17,671,356	17,651,352	17,671,356

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss	$(36,489)	$(30,789)	$(44,088)	$(43,369)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	1,865	(4,069)	2,784	(5,425)
Derivative losses on cash flow hedges	(429)	(1,820)	(438)	(3,605)
Reclassification of derivative losses on cash flow hedges to interest expense	37	—	49	—
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	147	1,087	335	1,295
	1,620	(4,802)	2,730	(7,735)
Income tax (expense) benefit	(533)	1,498	(887)	2,462
	1,087	(3,304)	1,843	(5,273)
Comprehensive Loss	(35,402)	(34,093)	(42,245)	(48,642)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	(2,399)	(730)	(2,505)	(1,530)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(33,003)	$(33,363)	$(39,740)	$(47,112)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Marine Holdings Inc. Stockholders’ Equity				Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
December 31, 2016	$177	$306,359	$249,412	$(11,337)	$5,544	$550,155
Distribution of SEACOR Marine restricted stock to Company personnel by SEACOR Holdings	—	(2,656)	—	—	—	(2,656)
Amortization of share awards	—	89	—	—	—	89
Purchase of subsidiary shares from noncontrolling interests	—	(1,114)	—	—	(2,579)	(3,693)
Consolidation of 50% or less owned companies	—	—	—	—	17,374	17,374
Net loss	—	—	(41,387)	—	(2,701)	(44,088)
Other comprehensive income	—	—	—	1,647	196	1,843
Six Months Ended June 30, 2017	$177	$302,678	$208,025	$(9,690)	$17,834	$519,024

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
Net Cash Provided By (Used In) Operating Activities	$53,736	$(8,940)
Cash Flows from Investing Activities:
Purchases of property and equipment	(28,803)	(45,840)
Cash settlements on derivative transactions, net	(324)	—
Proceeds from disposition of property and equipment	9,549	3,139
Investments in and advances to 50% or less owned companies	(4,216)	(6,194)
Return of investments and advances from 50% or less owned companies	7,439	—
Payments received on third party notes receivable, net	—	504
Net increase in restricted cash	(362)	—
Net decrease in construction reserve funds	10,410	76,710
Cash assumed on consolidation of 50% or less owned companies	1,943	—
Business acquisitions, net of cash acquired	(9,751)	—
Net cash provided by (used in) investing activities	(14,115)	28,319
Cash Flows from Financing Activities:
Payments on long-term debt	(3,973)	(24,638)
Proceeds from issuance of long-term debt, net of issue costs	3,223	22,463
Distribution of SEACOR Marine restricted stock to Company personnel by SEACOR Holdings	(2,656)	—
Purchase of subsidiary shares from noncontrolling interests	(3,693)	—
Distributions to noncontrolling interests	—	(205)
Net cash used in financing activities	(7,099)	(2,380)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,127	(1,115)
Net Increase in Cash and Cash Equivalents	33,649	15,884
Cash and Cash Equivalents, Beginning of Period	117,309	150,242
Cash and Cash Equivalents, End of Period	$150,958	$166,126

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of SEACOR Marine Holdings Inc. and its consolidated subsidiaries (the “Company”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016, its comprehensive loss for the three and six months ended June 30, 2017 and 2016, its changes in equity for the six months ended June 30, 2017, and its cash flows for the six months ended June 30, 2017 and 2016. The condensed consolidated financial information for the three and six months ended June 30, 2017 and 2016 has not been audited by the Company’s independent registered certified public accounting firm. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
SEACOR Marine was previously a subsidiary of SEACOR Holdings Inc. (along with its other majority owned subsidiaries collectively referred to as “SEACOR Holdings”). On June 1, 2017, SEACOR Holdings completed a spin-off of SEACOR Marine by way of a pro rata dividend of SEACOR Marine’s common stock, par value $0.01 per share (“Common Stock”), all of which was then held by SEACOR Holdings, to SEACOR Holdings shareholders of record as of May 22, 2017 (the “Spin-off”). SEACOR Marine entered into certain agreements with SEACOR Holdings to govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement. Following the Spin-off, SEACOR Marine began to operate as an independent, publicly traded company.
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues, included in other current liabilities in the accompanying condensed consolidated balance sheets, for the six months ended June 30 were as follows (in thousands):

	2017	2016
Balance at beginning of period	$6,953	$6,953
Revenues deferred during the period	2,337	—
Balance at end of period	$9,290	$6,953
As of June 30, 2017, deferred revenues of $6.8 million related to the time charter of several offshore support vessels paid through the conveyance of an overriding royalty interest (the “Conveyance”) in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors’ claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.
As of June 30, 2017, deferred revenues of $2.3 million related to the time charter of an offshore support vessel to a customer from which collection was not reasonably assured. The Company will recognize revenues when collected or when collection is reasonably assured. All costs and expenses related to this charter were recognized as incurred.

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
As of June 30, 2017, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the six months ended June 30, 2017, capitalized interest totaled $2.3 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2017, the Company recognized impairment charges of $5.7 million primarily associated with one leased-in supply vessel removed from service as it is not expected to be marketed prior to being returned to its owner.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines that the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2017, the Company did not recognize any impairment charges related to its 50% or less owned companies.
Income Taxes. During the six months ended June 30, 2017, the Company’s effective income tax rate of 27.2% was primarily due to non-deductible Spin-off-related expenses reimbursed to SEACOR Holdings and losses of foreign subsidiaries not benefited. During the six months ended June 30, 2016, the Company’s effective income tax rate of 32.8% was primarily due to non-deductible expenses associated with the Company’s participation in SEACOR Holdings’ share award plans and losses of foreign subsidiaries not benefited.

Deferred Gains. The Company has sold certain equipment to its 50% or less owned companies, entered into vessel sale-leaseback transactions with finance companies, and provided seller financing on sales of its equipment to third parties and its 50% or less owned companies. A portion of the gains realized from these transactions were deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets. Deferred gain activity related to these transactions for the six months ended June 30 was as follows (in thousands):

	2017	2016
Balance at beginning of period	$33,910	$43,298
Amortization of deferred gains included in operating expenses as a reduction to leased-in equipment expense	(4,099)	(4,099)
Amortization of deferred gains included in gains (losses) on asset dispositions and impairments, net	—	(36)
Other	(364)	(1,153)
Balance at end of period	$29,447	$38,010
Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Gains on Cash Flow Hedges, net	Other Comprehensive Income
December 31, 2016	$(11,413)	$76	$(11,337)	$(1,614)	$(17)
Other comprehensive income	2,608	(74)	2,534	176	20	$2,730
Income tax expense	(913)	26	(887)	—	—	(887)
Six Months Ended June 30, 2017	$(9,718)	$28	$(9,690)	$(1,438)	$3	$1,843
Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted method. Dilutive securities for this purpose assumes restricted stock grants have vested and common shares have been issued pursuant to the conversion of the 3.75% Convertible Senior Notes. For the six months ended June 30, 2017 and 2016, diluted earnings per common share of SEACOR Marine excluded 4,070,500 common shares issuable pursuant to the Company’s 3.75% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive. For the six months ended June 30, 2017, diluted earnings per common share of SEACOR Marine also excluded 120,693 shares of restricted stock as the effect of their inclusion in the computation would be anti-dilutive.
New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt the new standard on January 1, 2018 and expects to use the modified retrospective approach upon adoption. The Company is currently determining the impact, if any, the adoption of the new accounting standard will have on its consolidated financial position, results of operations or cash flows. Principal versus agent considerations of the new standard with respect to the Company’s vessel management services and pooling arrangements may result in a gross presentation of operating revenues and expenses compared with its current net presentation for results from managed and pooled third party equipment.
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

2.	BUSINESS ACQUISITIONS
Sea-Cat Crewzer II. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II, which owns and operates two high-speed offshore catamarans, through the acquisition of its partners’ 50% ownership interest for $11.3 million in cash (see Note 4). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded.
Sea-Cat Crewzer. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer, which owns and operates two high-speed offshore catamarans, through the acquisition of its partners’ 50% ownership interest for $4.4 million in cash (see Note 4). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded.
Purchase Price Accounting. The allocation of the purchase price for the Company’s acquisitions for the six months ended June 30, 2017 was as follows (in thousands):

Trade and other receivables	235
Other current assets	4,148
Investments, at Equity, and Advances to 50% or Less Owned Companies	(15,700)
Property and Equipment	61,626
Accounts payable	747
Other current liabilities	(76)
Long-Term Debt	(41,186)
Other	(43)
Purchase price(1)	$9,751
______________________

(1)	Purchase price is net of cash acquired totaling $5.9 million.

3.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2017, capital expenditures and payments on fair value hedges were $29.1 million. Equipment deliveries during the six months ended June 30, 2017 included four fast support vessels.
During the six months ended June 30, 2017, the Company sold two liftboats, one supply vessel, four offshore support vessels previously retired and removed from service and other equipment for net proceeds of $10.0 million ($9.5 million in cash and $0.5 million of previously received deposits) and gains of $4.2 million.

4.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
MexMar. MexMar owns and operates 15 offshore support vessels in Mexico. During the six months ended June 30, 2017, the Company and its partner each received cash capital distributions of $7.4 million from MexMar.
Falcon Global. Falcon Global was formed to construct and operate two foreign-flag liftboats. During the three months ended March 31, 2017, the Company and its partner each contributed additional capital of $0.4 million, and the Company made working capital advances of $2.0 million to Falcon Global. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement. The impact of consolidating Falcon Global’s net assets effective March 31, 2017 to the Company’s financial position was as follows (in thousands):

Cash	$1,943
Marketable securities	785
Trade and other receivables	(291)
Investments, at Equity, and Advances to 50% or Less Owned Companies	(19,374)
Property and Equipment	96,000
Accounts payable	3,201
Other current liabilities	1,153
Long-Term Debt	58,335
Other Liabilities	(1,000)
Noncontrolling interests in subsidiaries	17,374
Sea-Cat Crewzer II. Sea-Cat Crewzer II owns and operates two high-speed offshore catamarans. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II through the acquisition of its partners’ 50% ownership interest for $11.3 million in cash (see Note 2).
Sea-Cat Crewzer. Sea-Cat Crewzer owns and operates two high-speed offshore catamarans. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer through the acquisition of its partners’ 50% ownership interest for $4.4 million in cash (see Note 2).
OSV Partners. OSV Partners owns and operates five offshore support vessels. OSV Partners is currently in non-compliance with its debt service coverage ratio and its maximum leverage ratio pursuant to its term loan facility and has received waivers from its lenders for these financial covenants through and including September 30, 2017. As of June 30, 2017, the remaining principal amount outstanding under the facility was $31.8 million. The Company has recently participated in a $6.0 million preferred equity offering of OSV Partners and invested $2.3 million ($1.8 million in June 2017 and an additional $0.5 million in August 2017) in support of the venture. The lenders to OSV Partners have no recourse to the Company for outstanding amounts under the facility, and the Company is not obligated to any future fundings to OSV Partners.
Other. The Company’s other 50% or less owned companies own and operate eight vessels. During the six months ended June 30, 2017, the Company received dividends of $1.6 million from these 50% or less owned companies.
Guarantees. The Company has guaranteed the payment of amounts owed under a vessel charter by one of its 50% or less owned companies. As of June 30, 2017, the total amount guaranteed by the Company under this arrangement was $0.8 million. In addition, as of June 30, 2017, the Company had uncalled capital commitments to two of its 50% or less owned companies totaling $1.8 million.

5.	LONG-TERM DEBT
3.75% Convertible Senior Notes. Certain features included in the 3.75% Convertible Senior Notes, including the Exchange Option and the 2018 Put Option, terminated upon the completion of the Spin-off.
Upon completion of the Spin-off, the Company bifurcated the embedded conversion option liability of $27.3 million from the 3.75% Convertible Senior Notes and recorded an additional debt discount. The adjusted unamortized debt discount and issuance costs are being amortized as additional non-cash interest expense over the remaining maturity of the debt (December 1, 2022) for an overall effective interest rate of 7.95%.

Falcon Global Term Loan Facility. On August 3, 2015, Falcon Global entered into a term loan facility to finance the construction of two foreign-flag liftboats. The facility consisted of two tranches: (i) a $62.5 million facility to fund the construction costs of the liftboats (“Tranche A”) and (ii) a $18.0 million facility for certain project costs (“Tranche B”). Borrowings under the facility bear interest at variable rates based on LIBOR plus a margin ranging from 2.5% to 2.9%, or an average rate of 3.97% as of June 30, 2017. The facility is secured by the liftboats and is repayable over a five year period beginning the earlier of either six months after completion of the construction of the liftboats or June 30, 2017 and matures no later than June 30, 2022. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement. The Company has consolidated into its financial statements Falcon Global’s debt under this facility of $58.3 million, net of issue costs of $1.0 million, effective March 31, 2017 (see Note 4). During April 2017, the Tranche B facility was canceled prior to any funding. During the three months ended June 30, 2017, Falcon Global made scheduled payments of $1.5 million under Tranche A. As of June 30, 2017, the remaining principal amount outstanding under the facility was $57.8 million and is fully guaranteed by SEACOR Marine.
Falcon Global is currently not in compliance with certain financial maintenance covenants in the facility, including its debt service coverage ratio, maximum leverage ratio and minimum liquidity covenant and has received waivers from its lenders for these financial covenants for testing periods through and including December 31, 2017. The current waiver would not apply to the testing period ended March 31, 2018. The waiver agreement requires that SEACOR Marine provide a $14.5 million subordinated working capital loan to Falcon Global with the amount being fully funded by December 31, 2017. Falcon Global has one liftboat under charter, subject to customer approval, with several prospects developing for its second liftboat. Given the uncertainties surrounding the future financial performance of the two newly delivered liftboats and Falcon Global’s ability to meet its financial covenants for the next twelve months, the Company has classified the outstanding amounts due under the term loan facility as current obligations.
Sea-Cat Crewzer II. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II through the acquisition of its partners’ 50% ownership interest (see Notes 2 and 4). Sea-Cat Crewzer II has a term loan facility that matures in 2019 which is secured by a first preferred mortgage on its vessels. The facility calls for quarterly payments of principal and interest with a balloon payment of $17.3 million due at maturity. The interest rate is fixed at 1.52%, inclusive of an interest rate swap, plus a margin ranging from 2.10% to 2.75% subject to the level of funded debt (overall rate of 4.27% as of June 30, 2017). The balance of this facility as of June 30, 2017 was $22.1 million.
Sea-Cat Crewzer. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer through the acquisition of its partners’ 50% ownership interest (see Notes 2 and 4). Sea-Cat Crewzer has a term loan facility that matures in 2019 which is secured by a first preferred mortgage on its vessels. The facility calls for quarterly payments of principal and interest with a balloon payment of $15.3 million due at maturity. The interest rate is fixed at 1.52%, inclusive of an interest rate swap, plus a margin ranging from 2.10% to 2.75% subject to the level of funded debt (overall rate of 4.27% as of June 30, 2017). The balance of this facility as of June 30, 2017 was $19.6 million.
Other. During the six months ended June 30, 2017, the Company borrowed $3.4 million under the Sea-Cat Crewzer III Term Loan Facility to fund capital expenditures and made scheduled payments on other long-term debt of $2.5 million. As of June 30, 2017, the Company had $4.6 million of borrowing capacity under subsidiary facilities.
Letters of Credit. As of June 30, 2017, the Company had outstanding letters of credit totaling $16.7 million with various expiration dates through 2018 that have been issued on behalf of the Company by SEACOR Holdings. Additionally, the Company has other labor and performance guarantees of $0.9 million.

6.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of June 30, 2017 were as follows (in thousands):

	Derivative Asset(1)	Derivative Liability(2)
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$—	$27
Interest rate swap agreements (cash flow hedges)	74	30

Derivatives not designated as hedging instruments:
Conversion option liability on 3.75% Convertible Senior Notes	—	27,109
Forward currency exchange, option and future contracts	151	—
Interest rate swap agreements	—	566
	$225	$27,732
______________________

(1)	Included in other receivables in the accompanying condensed consolidated balance sheets.

(2)	Included in other current liabilities in the accompanying condensed consolidated balance sheets, except for the conversion option liability on the 3.75% Convertible Senior Notes.
Fair Value Hedges. From time to time, the Company may designate certain of its foreign currency exchange contracts as fair value hedges in respect of capital commitments denominated in foreign currencies. By entering into these foreign currency exchange contracts, the Company may fix a portion of its capital commitments denominated in foreign currencies in U.S. dollars to protect against currency fluctuations. As of June 30, 2017, the Company had euro denominated forward currency exchange contracts designated as fair value hedges with a U.S. dollar equivalent of $1.9 million. During the six months ended June 30, 2017, the Company recognized gains of $0.1 million on these contracts which were included as decreases to the corresponding hedged equipment included in construction in progress in the accompanying condensed consolidated balance sheets.
Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.4 million and $3.6 million during the six months ended June 30, 2017 and June 30, 2016, respectively. As of June 30, 2017, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•
Windcat Workboats had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03)% on the aggregate notional value of €15.0 million ($17.1 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value.

•
MexMar had five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% on the aggregate amortized notional value of $117.2 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for the Company to pay a fixed rate of interest of 1.52% on the amortized notional value of $22.1 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for the Company to pay a fixed rate of interest of 1.52% on the amortized notional value of $19.6 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the six months ended June 30 as follows (in thousands):

	2017	2016
Conversion option liability on 3.75% Convertible Senior Notes	$145	$—
Options on equities and equity indices	—	3,079
Forward currency exchange, option and future contracts	(56)	—
Interest rate swap agreements	(391)	(18)
	$(302)	$3,061
The conversion option liability relates to the bifurcated embedded conversion option in the 3.75% Convertible Senior Notes (see Note 5).
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
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. As of June 30, 2017, the fair market value of the outstanding forward currency exchange, option and future contracts was an unrealized gain of $0.1 million These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months.
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of June 30, 2017, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
Falcon Global had an interest rate swap agreement maturing in 2022 that calls for the Company to pay a fixed interest rate of 2.06% on the amortized notional value of $59.4 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $35.5 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dynamic Offshore had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore to pay a fixed interest rate of 1.30% on the amortized notional value of $69.1 million and receive a variable interest rate based on LIBOR on the amortized notional value.

7.	FAIR VALUE MEASUREMENTS
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

The Company’s financial assets and liabilities as of June 30, 2017 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Marketable securities(1)	$688	$—	$—
Derivative instruments (included in other receivables)	—	225	—
Construction reserve funds	67,799	—	—
LIABILITIES
Derivative instruments (included in other current liabilities)	—	623	—
Conversion option liability on 3.75% Convertible Senior Notes	—	—	27,109
____________________

(1)
Marketable security gains (losses), net include unrealized losses of $0.1 million for the six months ended June 30, 2017 related to marketable security positions held by the Company as of June 30, 2017.

The fair value of the conversion option liability on the 3.75% Convertible Senior Notes is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. The Company used a binomial lattice model that assumes the holders will maximize their value by finding the optimal decision between redeeming at the redemption price or exchanging into shares of Common Stock. This model estimates the fair value of the conversion option as the differential in the fair value of the notes including the conversion option compared with the fair value of the notes excluding the conversion option.
The significant observable inputs used in the fair value measurement include the price of Common Stock and the risk free interest rate. The significant unobservable inputs are the estimated Company credit spread and Common Stock volatility, which were based on comparable companies in the marine transportation and energy industries.
The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2017 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$152,782	$152,782	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	$315,497	$—	$283,893	$—
The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated by using discounted cash flow analysis based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of certain of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
The Company’s other assets and liabilities that were measured at fair value during the six months ended June 30, 2017 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Investments, at equity, and advances to 50% or less owned companies	$15,700	$—	$19,374
Investments, at equity, and advances in 50% or less owned companies. During the six months ended June 30, 2017, the Company marked its investments in Sea-Cat Crewzer and Sea-Cat Crewzer II to fair value upon the acquisition of 100% controlling interests in the companies. The fair values were determined based on the purchase price of the acquired interests.

During the six months ended June 30, 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement (see Note 4). Upon the change in control, the Company marked its investment in Falcon Global to fair value. Falcon Global’s primary assets consist of two newly constructed foreign-flag liftboats. The estimated fair value of the liftboats was the primary input used by the Company in determining the fair value of its investment based on a third-party valuation using significant inputs that are unobservable in the market and therefore are considered a Level 3 fair value measurement. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less economic obsolescence based on utilization and rates per day worked trending over the prior year in the Middle East region where the vessels are intended to operate.

8.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests	June 30, 2017	December 31, 2016
Falcon Global	50%	$14,855	$—
Windcat Workboats	12.5%	2,695	5,266
Other	1.8%	284	278
		$17,834	$5,544
Falcon Global. Falcon Global owns and operates two foreign-flag liftboats. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement and began consolidating Falcon Global’s net assets effective March 31, 2017 (see Note 4). As of June 30, 2017, the net assets of Falcon Global were $29.7 million. During the six months ended June 30, 2017, the net loss of Falcon Global was $5.0 million, of which $2.5 million was attributable to noncontrolling interests.
Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. During the six months ended June 30, 2017, the Company acquired an additional 12.5% of Windcat Workboats from noncontrolling interests for $3.7 million. As of June 30, 2017, the net assets of Windcat Workboats were $21.6 million. During the six months ended June 30, 2017, the net loss of Windcat Workboats was $0.7 million, of which $0.2 million was attributable to noncontrolling interests. During the six months ended June 30, 2016, the net loss of Windcat Workboats was $3.3 million, of which $0.8 million was attributable to noncontrolling interests.
9.    RELATED PARTY TRANSACTIONS
In connection with the Spin-off, SEACOR Marine entered into certain agreements with SEACOR Holdings to govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement.
Following the completion of the Spin-off, the Company is no longer charged management fees by SEACOR Holdings for their corporate costs. However, the Company continues to be supported by SEACOR Holdings for corporate services provided post Spin-off for a fixed net fee of $6.3 million per annum pursuant to the Transition Services Agreements with SEACOR Holdings. The fees incurred will decline as the services and functions provided by SEACOR Holdings are terminated and replicated within the Company. Fees incurred by the Company pursuant to the Transition Services Agreements are recognized as additional administrative and general expenses in the accompanying statements of loss.
As of June 30, 2017, SEACOR Holdings has guaranteed $107.7 million for various obligations of the Company, including: debt facility and letter of credit obligations; performance obligations under sale-leaseback arrangements; and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the guaranteed obligations are settled by the Company. The Company recognized guarantee fees in connection with its sale-leaseback arrangements of $0.2 million for the six months ended June 30, 2017 and 2016 as additional leased-in equipment operating expenses in the accompanying statements of loss. Guarantee fees paid to SEACOR Holdings for all other obligations are recognized as SEACOR Holdings guarantee fees in the accompanying statements of loss.

Certain officers and employees of the Company received compensation through participation in SEACOR Holdings share award plans. Pursuant to the Employee Matters Agreement with SEACOR Holdings, participating Company personnel vested in all outstanding SEACOR Holdings share awards upon the Spin-off and received SEACOR Marine restricted stock from the Spin-off distribution in connection with outstanding SEACOR Holdings restricted stock held. As a consequence, the Company paid SEACOR Holdings $9.4 million upon completion of the Spin-off, including $2.7 million for the distribution of SEACOR Marine restricted stock, which is amortized over the participants’ remaining vesting periods, and $6.7 million on the accelerated vesting of SEACOR Holdings share awards, which was immediately recognized as additional administrative and general expenses in the accompanying statements of loss.
Pursuant to one of the Transitions Services Agreements with SEACOR Holdings, the Company is obligated to reimburse SEACOR Holdings up to 50% of the severance and restructuring costs actually incurred by SEACOR Holdings as a result of the Spin-off up to, but not in excess of, $6.0 million (such that the Company shall not be obligated to pay more than $3.0 million). As of June 30, 2017, the Company has reimbursed SEACOR Holdings severance and restructuring costs of $0.7 million recognized as additional administrative and general expenses in the accompanying statements of loss.
Immediately preceding the Spin-off and pursuant to an Investment Agreement dated November 30, 2015 with the holders of the 3.75% Convertible Senior Notes, the Company reimbursed SEACOR Holdings for the final settlement of non-deductible Spin-off related expenses of $3.4 million recognized as additional administrative and general expenses in the accompanying statements of loss.

10.	COMMITMENTS AND CONTINGENCIES
As of June 30, 2017, the Company had unfunded capital commitments of $76.4 million that included six fast support vessels, three supply vessels and one wind farm utility vessel. These commitments included $15.4 million for one supply vessel that may be assumed by a third party at their option. The Company’s capital commitments by year of expected payment are as follows (in thousands):

Remainder of 2017	$10,457
2018	50,960
2019	13,219
2020	1,800
$76,436
Subsequent to June 30, 2017, the Company committed to acquire additional equipment for $12.3 million.
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

11.    SEGMENT INFORMATION
The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Registration Statement. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments.

	United States (primarily Gulf of Mexico) $’000	Africa (primarily West Africa) $’000	Middle East and Asia $’000	Brazil, Mexico, Central and South America $’000	Europe (primarily North Sea) $’000	Total $’000
For the three months ended June 30, 2017
Operating Revenues:
Time charter	4,889	7,786	7,415	—	18,713	38,803
Bareboat charter	—	—	—	1,156	—	1,156
Other marine services	1,198	215	109	162	680	2,364
	6,087	8,001	7,524	1,318	19,393	42,323
Direct Costs and Expenses:
Operating:
Personnel	4,183	3,428	4,147	148	8,671	20,577
Repairs and maintenance	937	3,234	3,947	116	2,191	10,425
Drydocking	310	683	358	—	900	2,251
Insurance and loss reserves	1,205	357	353	4	207	2,126
Fuel, lubes and supplies	545	704	908	27	1,006	3,190
Other	51	871	1,061	3	237	2,223
	7,231	9,277	10,774	298	13,212	40,792
Direct Vessel Profit (Loss)	(1,144)	(1,276)	(3,250)	1,020	6,181	1,531
Other Costs and Expenses:
Operating:
Leased-in equipment	2,205	969	516	—	—	3,690
Administrative and general						21,705
Depreciation and amortization	5,749	2,059	3,979	784	2,062	14,633
						40,028
Losses on Asset Dispositions and Impairments, Net						(6,318)
Operating Loss						(44,815)

	United States (primarily Gulf of Mexico) $’000	Africa (primarily West Africa) $’000	Middle East and Asia $’000	Brazil, Mexico, Central and South America $’000	Europe (primarily North Sea) $’000	Total $’000
For the six months ended June 30, 2017
Operating Revenues:
Time charter	7,884	13,633	13,238	—	34,778	69,533
Bareboat charter	—	—	—	2,299	—	2,299
Other marine services	2,024	407	986	237	1,141	4,795
	9,908	14,040	14,224	2,536	35,919	76,627
Direct Costs and Expenses:
Operating:
Personnel	7,313	6,036	7,270	161	16,588	37,368
Repairs and maintenance	1,674	3,778	4,523	120	3,925	14,020
Drydocking	883	1,740	516	—	2,179	5,318
Insurance and loss reserves	2,010	539	699	11	426	3,685
Fuel, lubes and supplies	855	1,263	1,432	27	1,955	5,532
Other	123	1,517	2,526	4	487	4,657
	12,858	14,873	16,966	323	25,560	70,580
Direct Vessel Profit (Loss)	(2,950)	(833)	(2,742)	2,213	10,359	6,047
Other Costs and Expenses:
Operating:
Leased-in equipment	4,416	1,939	862	—	64	7,281
Administrative and general						33,531
Depreciation and amortization	11,349	3,649	6,506	1,449	4,183	27,136
						67,948
Losses on Asset Dispositions and Impairments, Net						(1,499)
Operating Loss						(63,400)

As of June 30, 2017
Property and Equipment:
Historical cost	417,675	183,661	302,892	78,976	171,951	1,155,155
Accumulated depreciation	(233,758)	(59,300)	(83,880)	(41,565)	(125,319)	(543,822)
	183,917	124,361	219,012	37,411	46,632	611,333

	United States (primarily Gulf of Mexico) $’000	Africa (primarily West Africa) $’000	Middle East and Asia $’000	Brazil, Mexico, Central and South America $’000	Europe (primarily North Sea) $’000	Total $’000
For the three months ended June 30, 2016
Operating Revenues:
Time charter	8,726	8,902	10,554	—	21,052	49,234
Bareboat charter	—	—	—	3,045	—	3,045
Other marine services	1,054	131	2,641	498	668	4,992
	9,780	9,033	13,195	3,543	21,720	57,271
Direct Costs and Expenses:
Operating:
Personnel	6,368	3,324	5,058	367	10,724	25,841
Repairs and maintenance	643	522	1,659	59	2,544	5,427
Drydocking	175	426	(284)	—	1,646	1,963
Insurance and loss reserves	680	36	151	(12)	248	1,103
Fuel, lubes and supplies	234	598	1,498	112	911	3,353
Other	28	883	827	75	293	2,106
	8,128	5,789	8,909	601	16,366	39,793
Direct Vessel Profit	1,652	3,244	4,286	2,942	5,354	17,478
Other Costs and Expenses:
Operating:
Leased-in equipment	1,858	975	1,123	367	129	4,452
Administrative and general						11,929
Depreciation and amortization	7,157	1,615	3,059	1,200	2,223	15,254
						31,635
Losses on Asset Dispositions and Impairments, Net						(20,357)
Operating Loss						(34,514)

	United States (primarily Gulf of Mexico) $’000	Africa (primarily West Africa) $’000	Middle East and Asia $’000	Brazil, Mexico, Central and South America $’000	Europe (primarily North Sea) $’000	Total $’000
For the six months ended June 30, 2016
Operating Revenues:
Time charter	19,768	20,041	18,707	196	42,095	100,807
Bareboat charter	—	—	—	5,697	—	5,697
Other marine services	1,965	36	6,729	884	1,032	10,646
	21,733	20,077	25,436	6,777	43,127	117,150
Direct Costs and Expenses:
Operating:
Personnel	14,130	6,409	9,236	1,895	21,729	53,399
Repairs and maintenance	1,402	1,493	3,493	207	5,126	11,721
Drydocking	217	584	1,393	—	3,472	5,666
Insurance and loss reserves	1,679	248	414	37	603	2,981
Fuel, lubes and supplies	747	974	2,452	193	2,084	6,450
Other	189	1,408	1,606	170	671	4,044
	18,364	11,116	18,594	2,502	33,685	84,261
Direct Vessel Profit	3,369	8,961	6,842	4,275	9,442	32,889
Other Costs and Expenses:
Operating:
Leased-in equipment	3,720	1,952	2,299	734	129	8,834
Administrative and general						24,327
Depreciation and amortization	14,034	3,193	5,977	2,399	4,489	30,092
						63,253
Losses on Asset Dispositions and Impairments, Net						(20,737)
Operating Loss						(51,101)

As of June 30, 2016
Property and Equipment:
Historical cost	446,819	162,040	224,060	87,632	178,363	1,098,914
Accumulated depreciation	(211,585)	(75,267)	(95,133)	(50,701)	(124,223)	(556,909)
	235,234	86,773	128,927	36,931	54,140	542,005
The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of June 30, 2017, the Company’s investments, at equity, and advances to 50% or less owned companies in MexMar and its other 50% or less owned companies were $58.7 million and $42.0 million, respectively. Equity in earnings (losses) of 50% or less owned companies, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
MexMar	$1,222	$846	$2,589	$3,431
Other	349	(4,161)	(580)	(4,585)
	$1,571	$(3,315)	$2,009	$(1,154)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
The Company provides global marine and support transportation services to offshore oil and gas exploration, development and production facilities worldwide. The Company currently operates a diverse fleet of 182 support and specialty vessels, of which 138 are owned or leased-in, 28 are joint ventured, 13 are managed on behalf of unaffiliated third parties and three are operated under pooling arrangements. The primary users of the Company’s services are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies.
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

Offshore oil and gas market conditions deteriorated beginning in 2014 and continued to deteriorate in 2016 when oil prices hit a twelve-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. This decline in oil and gas prices led to a decrease in offshore drilling and associated activity. The Company continued to experience difficult market conditions through the second quarter of 2017 but has experienced a modest improvement from seasonal maintenance and construction activity in the Middle East and U.S. Gulf of Mexico.
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
The Spin-off. SEACOR Marine was previously a subsidiary of SEACOR Holdings Inc. (along with its other majority owned subsidiaries collectively referred to as “SEACOR Holdings”). On June 1, 2017, SEACOR Holdings completed a spin-off of SEACOR Marine by way of a pro rata dividend of SEACOR Marine’s common stock, par value $0.01 per share (“Common Stock”), all of which was then held by SEACOR Holdings, to SEACOR Holdings shareholders of record as of May 22, 2017 (the “Spin-off”). SEACOR Marine entered into certain agreements with SEACOR Holdings to govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement. Following the Spin-off, SEACOR Marine began to operate as an independent, publicly traded company.

Results of Operations
The sections below provide an analysis of the Company’s results of operations for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2017 compared with the three months (“Prior Year Quarter”)and six months (“Prior Six Months”) ended June 30, 2016. For the periods indicated, the Company’s consolidated results of operations were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter	38,803	92	49,234	86	69,533	91	100,807	86
Bareboat charter	1,156	3	3,045	5	2,299	3	5,697	5
Other marine services	2,364	5	4,992	9	4,795	6	10,646	9
	42,323	100	57,271	100	76,627	100	117,150	100
Costs and Expenses:
Operating:
Personnel	20,577	49	25,841	45	37,368	49	53,399	46
Repairs and maintenance	10,425	25	5,427	9	14,020	18	11,721	10
Drydocking	2,251	5	1,963	3	5,318	7	5,666	5
Insurance and loss reserves	2,126	5	1,103	2	3,685	5	2,981	2
Fuel, lubes and supplies	3,190	7	3,353	6	5,532	7	6,450	5
Other	2,223	5	2,106	4	4,657	6	4,044	3
Leased-in equipment	3,690	9	4,452	8	7,281	10	8,834	8
	44,482	105	44,245	77	77,861	102	93,095	79
Administrative and general	21,705	51	11,929	21	33,531	44	24,327	21
Depreciation and amortization	14,633	35	15,254	27	27,136	35	30,092	26
	80,820	191	71,428	125	138,528	181	147,514	126
Losses on Asset Dispositions and Impairments, Net	(6,318)	(15)	(20,357)	(35)	(1,499)	(2)	(20,737)	(18)
Operating Loss	(44,815)	(106)	(34,514)	(60)	(63,400)	(83)	(51,101)	(44)
Other Income (Expense), Net	(7,045)	(17)	(6,702)	(12)	81	—	(11,682)	(10)
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(51,860)	(123)	(41,216)	(72)	(63,319)	(83)	(62,783)	(54)
Income Tax Benefit	(13,800)	(33)	(13,742)	(24)	(17,222)	(22)	(20,568)	(18)
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(38,060)	(90)	(27,474)	(48)	(46,097)	(61)	(42,215)	(36)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	1,571	4	(3,315)	(6)	2,009	3	(1,154)	(1)
Net Loss	(36,489)	(86)	(30,789)	(54)	(44,088)	(58)	(43,369)	(37)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(2,497)	(6)	(209)	(1)	(2,701)	(4)	(830)	(1)
Net Loss attributable to SEACOR Marine Holdings Inc.	(33,992)	(80)	(30,580)	(53)	(41,387)	(54)	(42,539)	(36)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$10,774	$20,828	$11,765	$21,351
Fast support	8,086	7,636	7,768	7,612
Supply	6,028	5,709	7,782	6,163
Standby safety	8,457	9,632	8,295	9,597
Specialty	12,000	18,642	12,000	16,427
Liftboats	10,315	11,852	10,293	13,325
Overall Average Rates Per Day Worked (excluding wind farm utility)	8,431	10,354	8,359	10,452
Wind farm utility	2,124	2,394	2,074	2,405
Overall Average Rates Per Day Worked	5,649	7,352	5,683	7,629
Utilization:
Anchor handling towing supply	24%	33%	20%	40%
Fast support	43%	69%	43%	68%
Supply	48%	27%	33%	32%
Standby safety	80%	77%	80%	78%
Specialty	5%	81%	2%	63%
Liftboats	16%	6%	9%	5%
Overall Fleet Utilization (excluding wind farm utility)	43%	50%	40%	51%
Wind farm utility	90%	77%	78%	71%
Overall Fleet Utilization	56%	57%	51%	56%
Available Days:
Anchor handling towing supply	1,274	1,365	2,534	2,730
Fast support	3,684	2,174	6,896	4,267
Supply	580	1,140	1,210	2,319
Standby safety	1,820	2,104	3,620	4,288
Specialty	273	273	543	546
Liftboats	1,365	1,365	2,630	2,730
Overall Fleet Available Days (excluding wind farm utility)	8,996	8,421	17,433	16,880
Wind farm utility	3,367	3,276	6,697	6,521
Overall Fleet Available Days	12,363	11,697	24,130	23,401

The composition of the Company’s fleet as of June 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in	Pooled or Managed	Total
2017
Anchor handling towing supply	11	1	4	9	25
Fast support	40	5	1	3	49
Supply	7	17	—	2	26
Standby safety	20	1	—	—	21
Specialty	3	1	—	2	6
Liftboats	13	—	2	—	15
Wind farm utility	37	3	—	—	40
	131	28	7	16	182
2016
Anchor handling towing supply	13	1	4	9	27
Fast support	24	11	1	3	39
Supply	14	15	1	3	33
Standby safety	22	1	—	—	23
Specialty	3	1	—	3	7
Liftboats	13	—	2	—	15
Wind farm utility	36	3	—	—	39
	125	32	8	18	183
______________________

(1)	Excludes six offshore support vessels as of June 30, 2017 that had been retired and removed from service.
Operating Loss
Operating loss margins for all periods presented were primarily due to continuing difficult market conditions.
Consolidating segment tables of operating loss for each period presented below is included in “Item 1. Financial Statements—Note 11. Segment Information” included in Part I of this Quarterly Report on Form 10-Q.
United States, primarily Gulf of Mexico. For the periods indicated, the Company’s direct vessel profit in the United States was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$’000’s	%	$’000’s	%	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	4,889	80	8,726	89	7,884	80	19,768	91
Other marine services	1,198	20	1,054	11	2,024	20	1,965	9
	6,087	100	9,780	100	9,908	100	21,733	100
Direct operating expenses:
Personnel	4,183	69	6,368	65	7,313	74	14,130	65
Repairs and maintenance	937	15	643	7	1,674	17	1,402	6
Drydocking	310	5	175	2	883	9	217	1
Insurance and loss reserves	1,205	20	680	7	2,010	20	1,679	8
Fuel, lubes and supplies	545	9	234	2	855	9	747	3
Other	51	1	28	—	123	1	189	1
	7,231	119	8,128	83	12,858	130	18,364	84
Direct Vessel Profit (Loss)	(1,144)	(19)	1,652	17	(2,950)	(30)	3,369	16

Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in the United States was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$35,000	$34,046	$35,496	$35,606
Fast support	8,454	8,561	8,550	8,863
Supply	—	—	—	—
Liftboats	10,315	11,852	10,293	13,325
Overall Average Rates Per Day Worked	9,619	17,109	9,808	19,240
Utilization:
Anchor handling towing supply	1%	20%	1%	23%
Fast support	16%	43%	16%	43%
Supply	—%	—%	—%	—%
Liftboats	19%	6%	9%	5%
Overall Fleet Utilization	13%	17%	10%	17%
Available Days:
Anchor handling towing supply	910	819	1,810	1,638
Fast support	1,802	627	3,455	1,173
Supply	91	230	181	499
Specialty	91	—	181	—
Liftboats	1,169	1,365	2,434	2,730
Overall Fleet Available Days	4,063	3,041	8,061	6,040
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Time charter revenues were $3.8 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to reduced utilization as a consequence of cold-stacking vessels. Time charter revenues were $5.2 million lower for the anchor handling towing supply vessels, $1.3 million higher for the liftboat fleet and $0.1 million higher for the fast support vessels. Available days for fast support vessels were higher in the Current Year Quarter primarily due to the acquisition of eleven vessels for $10.0 million at a bankruptcy auction during the third quarter of 2016. These vessels were idle when purchased, are still not working and are therefore contributing to the overall decline in fast support vessel utilization. As of June 30, 2017, the Company had 32 of 42 owned and leased-in vessels (ten anchor handling towing supply, 16 fast support, five liftboats and one specialty) cold-stacked in the U.S. compared with 25 of 33 vessels as of June 30, 2016. As of June 30, 2017, the Company had one anchor handling towing supply vessel, one fast support vessel and one supply vessel retired and removed from service in this region.
Direct Operating Expenses. Direct operating expenses were $0.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $1.9 million lower primarily as a consequence of cold-stacking additional anchor handling towing supply vessels and $0.2 million lower for the active fleet. Other categories of operating expense were $1.2 million higher primarily due to incremental operating costs associated with the reactivation of eight liftboats during the Current Six Months.
Current Six Months compared with Prior Six Months
Operating Revenues. Time charter revenues were $11.9 million lower in the Current Six Months compared with the Prior Six Months primarily due to reduced utilization as a consequence of cold-stacking vessels. Time charter revenues were $12.5 million lower for the anchor handling towing supply vessels, $0.4 million higher for the liftboat fleet and $0.2 million higher for the fast support vessels. Available days for fast support vessels charter were higher in the Current Six Months primarily due to the acquisition of eleven vessels for $10.0 million at a bankruptcy auction during the third quarter of 2016. These vessels were idle when purchased, are still not working and are therefore contributing to the overall decline in fast support vessel utilization. As of June 30, 2017, the Company had 32 of 42 owned and leased-in vessels (ten anchor handling towing supply, 16 fast support, five liftboats and one specialty) cold-stacked in the U.S. compared with 25 of 33 vessels as of June 30, 2016. As of June 30, 2017, the Company had one anchor handling towing supply vessel, one fast support vessel and one supply vessel retired and removed from service in this region.

Direct Operating Expenses. Direct operating expenses were $5.5 million lower in the Current Six Months compared with the Prior Six Months. Personnel costs were $6.4 million lower primarily as a consequence of cold-stacking an increased number of vessels, $0.2 million lower for the active fleet and $0.2 million lower due to net fleet dispositions. Other categories of operating expense were $1.3 million higher primarily due to incremental operating costs associated with the reactivation of eight liftboats during the Current Six Months.
Africa, primarily West Africa. For the periods indicated, the Company’s direct vessel profit in Africa was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$’000’s	%	$’000’s	%	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	7,786	97	8,902	99	13,633	97	20,041	100
Other marine services	215	3	131	1	407	3	36	—
	8,001	100	9,033	100	14,040	100	20,077	100
Direct operating expenses:
Personnel	3,428	43	3,324	37	6,036	43	6,409	32
Repairs and maintenance	3,234	40	522	6	3,778	27	1,493	7
Drydocking	683	9	426	5	1,740	12	584	3
Insurance and loss reserves	357	4	36	—	539	4	248	1
Fuel, lubes and supplies	704	9	598	6	1,263	9	974	5
Other	871	11	883	10	1,517	11	1,408	7
	9,277	116	5,789	64	14,873	106	11,116	55
Direct Vessel Profit (Loss)	(1,276)	(16)	3,244	36	(833)	(6)	8,961	45
Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in Africa was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$11,699	$16,217	$12,550	$15,721
Fast support	9,556	8,681	8,587	8,754
Supply	12,495	5,750	13,334	5,750
Specialty	—	10,549	—	10,708
Overall Average Rates Per Day Worked	10,348	9,938	9,913	10,271
Utilization:
Anchor handling towing supply	99%	54%	59%	73%
Fast support	66%	67%	71%	69%
Supply	78%	65%	89%	66%
Specialty	—%	100%	—%	100%
Overall Fleet Utilization	67%	65%	64%	71%
Available Days:
Anchor handling towing supply	182	364	452	728
Fast support	759	637	1,328	1,274
Supply	91	281	181	554
Specialty	91	91	181	182
Overall Fleet Available Days	1,123	1,373	2,142	2,738

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Time charter revenues were $1.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. On a total fleet basis, time charter revenues were $1.7 million lower due to a decrease in average day rates, $0.2 million lower due to reduced utilization on the active fleet, $1.0 million lower due to reduced utilization as a consequence of cold-stacking vessels and $2.6 million higher due to net fleet additions. In addition, time charter revenues for anchor handling towing supply vessels were $0.8 million lower in the Current Year Quarter due to the deferral of revenue for one vessel on time charter (excluded from time charter operating data) to a customer as collection was not reasonably assured. As of June 30, 2017, the Company had one of 14 owned and leased-in vessels cold-stacked in Africa (one specialty vessel) compared with three of 16 vessels as of June 30, 2016. As of June 30, 2017, the Company had two fast support vessels retired and removed from service in this region.
Direct Operating Expenses. Direct operating expenses were $3.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Repairs and maintenance expense was $2.7 million higher primarily from the replacement of main engines in one fast support vessel for $2.0 million during the Current Year Quarter.
Current Six Months compared with Prior Six Months
Operating Revenues. Time charter revenues were $6.4 million lower in the Current Six Months compared with the Prior Six Months. On a total fleet basis, time charter revenues were $2.5 million lower due to a decrease in average day rates, $1.0 million lower due to reduced utilization on the active fleet, $5.2 million lower due to reduced utilization as a consequence of cold-stacking vessels and $4.7 million higher due to net fleet additions. In addition, time charter revenues for anchor handling towing supply vessels were $2.4 million lower in the Current Year Quarter due to the deferral of revenue for one vessel on time charter (excluded from time charter operating data) to a customer as collection was not reasonably assured. As of June 30, 2017, the Company had one of 14 owned and leased-in vessels cold-stacked in Africa (one specialty vessel) compared with three of 16 vessels as of June 30, 2016. As of June 30, 2017, the Company had two fast support vessels retired and removed from service in this region.
Direct Operating Expenses. Direct operating expenses were $3.8 million higher in the Current Six Months compared with the Prior Six Months. Repairs and maintenance expense was $2.3 million higher primarily from the replacement of main engines in one fast support vessel for $2.0 million during the Current Year Quarter. Drydocking expenses were $1.2 million higher primarily due to increased drydocking activity during the Current Six Months.
Middle East and Asia. For the periods indicated, the Company’s direct vessel profit in the Middle East and Asia was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$’000’s	%	$’000’s	%	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	7,415	99	10,554	80	13,238	93	18,707	74
Other marine services	109	1	2,641	20	986	7	6,729	26
	7,524	100	13,195	100	14,224	100	25,436	100
Direct operating expenses:
Personnel	4,147	55	5,058	38	7,270	51	9,236	36
Repairs and maintenance	3,947	52	1,659	13	4,523	32	3,493	14
Drydocking	358	5	(284)	(2)	516	3	1,393	5
Insurance and loss reserves	353	5	151	1	699	5	414	2
Fuel, lubes and supplies	908	12	1,498	12	1,432	10	2,452	10
Other	1,061	14	827	6	2,526	18	1,606	6
	10,774	143	8,909	68	16,966	119	18,594	73
Direct Vessel Profit (Loss)	(3,250)	(43)	4,286	32	(2,742)	(19)	6,842	27

Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in the Middle East and Asia was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$7,956	$7,535	$8,180	$8,477
Fast support	7,018	6,771	6,959	6,544
Supply	3,800	5,649	4,074	6,210
Specialty	12,000	24,284	12,000	22,870
Liftboats	—	—	—	—
Overall Average Rates Per Day Worked (excluding wind farm utility)	6,580	8,697	6,765	7,821
Wind farm utility	—	7,881	—	7,192
Overall Average Rates Per Day Worked	6,580	8,649	6,765	7,779
Utilization:
Anchor handling towing supply	66%	50%	77%	50%
Fast support	76%	88%	77%	84%
Supply	52%	23%	29%	34%
Specialty	14%	72%	7%	44%
Liftboats	—%	—%	—%	—%
Overall Fleet Utilization (excluding wind farm utility)	60%	63%	57%	62%
Wind farm utility	—%	39%	—%	59%
Overall Fleet Utilization	55%	61%	52%	61%
Available Days:
Anchor handling towing supply	182	182	272	364
Fast support	1,032	910	1,932	1,820
Supply	398	546	848	1,092
Specialty	91	182	181	364
Liftboats	182	—	182	—
Overall Fleet Available Days (excluding wind farm utility)	1,885	1,820	3,415	3,640
Wind farm utility	182	182	362	273
Overall Fleet Available Days	2,067	2,002	3,777	3,913
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Time charter revenues were $3.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. On a total fleet basis, time charter revenues were $1.0 million lower due to reduced utilization on the active fleet, $0.8 million lower due to reduced utilization as a consequence of cold-stacking vessels, $1.3 million lower due to net fleet dispositions and $0.2 million lower due to reduced average day rates. Time charter revenues were $0.2 million higher due to the repositioning of a vessel between geographic regions. As of June 30, 2017, the Company had three of 23 owned vessels cold-stacked in the Middle East and Asia (one supply vessel and two windfarm utility vessels).
Other operating revenues were $2.5 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to reduced earnings from revenue pooling arrangements.
Direct Operating Expenses. Direct operating expenses were $1.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Repairs and maintenance expense was $2.3 million higher primarily from the replacement of main engines in one fast support vessel for $2.0 million during the Current Year Quarter.
Current Six Months compared with Prior Six Months
Operating Revenues. Time charter revenues were $5.5 million lower in the Current Six Months compared with the Prior Six Months. On a total fleet basis, time charter revenues were $1.2 million lower due to reduced utilization on the active fleet, $2.4 million lower due to reduced utilization as a consequence of cold-stacking vessels, $1.4 million lower due to net fleet dispositions and $0.7 million lower due to reduced average day rates. Time charter revenues were $0.2 million higher due to the repositioning of a vessel between geographic regions. As of June 30, 2017, the Company had three of 23 owned vessels cold-stacked in the Middle East and Asia (one supply vessel and two windfarm utility vessels).
Other operating revenues were $5.7 million lower in the Current Six Months compared with the Prior Six Months primarily due to reduced earnings from revenue pooling arrangements.
Direct Operating Expenses. Direct operating expenses were $1.6 million lower in the Current Six Months compared with the Prior Six Months. On an overall basis, personnel costs were $2.0 million lower primarily due to the effect of cold-stacking vessels, retiring and removing vessels from service and net fleet dispositions. Repairs and maintenance expense was $1.0 million higher primarily from the replacement of main engines in one fast support vessel for $2.0 million during the Current Year Quarter. Drydocking expenses were $0.9 million lower primarily due to decreased drydocking activity during the Current Six Months.
Brazil, Mexico, Central and South America. For the periods indicated, the Company’s direct vessel profit in Brazil, Mexico, Central and South America was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$’000’s	%	$’000’s	%	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	—	—	—	—	—	—	196	3
Bareboat charter	1,156	88	3,045	86	2,299	91	5,697	84
Other marine services	162	12	498	14	237	9	884	13
	1,318	100	3,543	100	2,536	100	6,777	100
Direct operating expenses:
Personnel	148	11	367	10	161	6	1,895	28
Repairs and maintenance	116	9	59	2	120	5	207	3
Insurance and loss reserves	4	1	(12)	—	11	1	37	1
Fuel, lubes and supplies	27	2	112	3	27	1	193	3
Other	3	—	75	2	4	—	170	2
	298	23	601	17	323	13	2,502	37
Direct Vessel Profit	1,020	77	2,942	83	2,213	87	4,275	63
Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in Brazil, Mexico, Central and South America was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Fast support	$—	$—	$—	$—
Supply	—	—	—	18,986
Liftboats	—	—	—	—
Overall Average Rates Per Day Worked	—	—	—	18,986
Utilization:
Fast support	—%	—%	—%	—%
Supply	—%	—%	—%	6%
Liftboats	—%	—%	—%	—%
Overall Fleet Utilization	—%	—%	—%	6%
Available Days:
Fast support	91	—	181	—
Supply	—	83	—	174
Liftboats	14	—	14	—
Overall Fleet Available Days	105	83	195	174

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Bareboat charter revenues were $1.9 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the completion of two bareboat charters in Mexico during 2016 after which the vessels were repositioned to the United States. As of June 30, 2017, the Company had one of four owned vessels cold-stacked in Brazil, Mexico, Central and South America (one fast support vessel) compared with one of six vessels as of June 30, 2016. As of June 30, 2017, the Company had one supply vessel retired and removed from service in this region.
Current Six Months compared with Prior Six Months
Operating Revenues. Bareboat charter revenues were $3.4 million lower in the Current Six Months compared with the Prior Six Months primarily due to the completion of two bareboat charters in Mexico during 2016 after which the vessels were repositioned to the United States. As of June 30, 2017, the Company had one of four owned vessels cold-stacked in Brazil, Mexico, Central and South America (one fast support vessel) compared with one of six vessels as of June 30, 2016. As of June 30, 2017, the Company had one supply vessel retired and removed from service in this region.
Direct Operating Expenses. Direct operating expenses were $2.2 million lower in the Current Six Months compared with the Prior Six Months primarily due to redundancy costs incurred during the Prior Six Months following the change in contract status for two vessels from time charter to bareboat charter and the repositioning of vessels between geographic regions.
Europe, primarily North Sea. For the periods indicated, the Company’s direct vessel profit in Europe was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$’000’s	%	$’000’s	%	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	18,713	96	21,052	97	34,778	97	42,095	98
Other marine services	680	4	668	3	1,141	3	1,032	2
	19,393	100	21,720	100	35,919	100	43,127	100
Direct operating expenses:
Personnel	8,671	45	10,724	49	16,588	46	21,729	50
Repairs and maintenance	2,191	11	2,544	12	3,925	11	5,126	12
Drydocking	900	5	1,646	8	2,179	6	3,472	8
Insurance and loss reserves	207	1	248	1	426	1	603	1
Fuel, lubes and supplies	1,006	5	911	4	1,955	6	2,084	5
Other	237	1	293	1	487	1	671	2
	13,212	68	16,366	75	25,560	71	33,685	78
Direct Vessel Profit	6,181	32	5,354	25	10,359	29	9,442	22
Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in Europe was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Standby safety	$8,457	$9,632	8,295	9,597
Wind farm utility	2,124	2,235	2,074	2,232
Overall Average Rates Per Day Worked	4,176	5,171	4,294	5,384
Utilization:
Standby safety	80%	77%	80%	78%
Wind farm utility	95%	79%	82%	72%
Overall Fleet Utilization	90%	78%	81%	74%
Available Days:
Standby Safety	1,820	2,104	3,620	4,288
Wind farm utility	3,185	3,094	6,335	6,248
Overall Fleet Available Days	5,005	5,198	9,955	10,536

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. For standby safety vessels, time charter revenues were $3.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.7 million lower due to reduced utilization, $0.2 million lower due to reduced average day rates, $1.5 million lower due to unfavorable changes in currency exchange rates and $0.9 million lower due to fleet dispositions.
For wind farm utility vessels, time charter revenues were $0.9 million higher. Time charter revenues were $1.2 million higher due to improved utilization, $0.5 million higher due to increased average day rates and $0.8 million lower due to unfavorable changes in currency exchange rates.
Direct Operating Expenses. Direct operating expenses were $3.2 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating expenses were $1.7 million lower due to net fleet dispositions and $1.5 million lower for vessels in active service primarily due to favorable changes in currency exchange rates.
Current Six Months compared with Prior Six Months
Operating Revenues. For standby safety vessels, time charter revenues were $8.1 million lower in the Current Six Months compared with the Prior Six Months. Time charter revenues were $1.4 million lower due to reduced utilization, $0.5 million lower due to reduced average day rates, $3.3 million lower due to unfavorable changes in currency exchange rates and $2.9 million lower due to fleet dispositions.
For wind farm utility vessels, time charter revenues were $0.8 million higher. Time charter revenues were $1.5 million higher due to improved utilization, $0.8 million higher due to increased average day rates and $1.5 million lower due to unfavorable changes in currency exchange rates.
Direct Operating Expenses. Direct operating expenses were $8.1 million lower in the Current Six Months compared with the Prior Six Months. On an overall basis, operating expenses were $3.8 million lower due to net fleet dispositions and $4.2 million lower for vessels in active service primarily due to favorable changes in currency exchange rates.
Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Six Months were $9.8 million and $9.2 million higher compared with the Prior Year Quarter and Prior Six Months, respectively, primarily due to one-time costs associated with the Spin-off. During the Current Year Quarter, the Company incurred an additional expense of $6.7 million in connection with the Spin-off for the accelerated vesting of share awards previously granted to Company personnel by SEACOR Holdings and an additional expense of $3.4 million on non-deductible Spin-off related expenses reimbursed to SEACOR Holdings.
Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Six Months were $0.6 million and $3.0 million lower compared with the Prior Year Quarter and Prior Six Months, respectively, primarily due to impairment charges recognized during 2016, partially offset by net fleet additions.
Losses on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one supply vessel, two offshore support vessels previously retired and removed from service and other equipment for net proceeds of $1.3 million and losses of $0.6 million. In addition, the Company recorded impairment charges of $5.7 million primarily related to one leased-in supply vessel removed from service as it is not expected to be marketed prior to being returned to its owner. During the Prior Year Quarter, the Company sold real property, two offshore support vessels and other equipment for net proceeds of $1.8 million and gains of $0.5 million. In addition, the Company recognized impairment charges of $19.4 million related to its liftboat fleet and associated intangible assets and $1.5 million related to the anticipated sale of two offshore support vessels.
During the Current Six Months, the Company sold two liftboats, one supply vessel, four offshore support vessels previously retired and removed from service and other equipment for net proceeds of $10.0 million and gains of $4.2 million, all of which were recognized currently. In addition, the Company recorded impairment charges of $5.7 million primarily related to one leased-in supply vessel removed from service as it is not expected to be marketed prior to being returned to its owner. During the Prior Six Months, the Company sold real property, two offshore support vessels and other equipment for net proceeds of $1.9 million and gains of $0.6 million. In addition, the Company recognized impairment charges of $19.4 million related to its liftboat fleet and associated intangible assets and $1.9 million related to the anticipated sale of two offshore support vessels and certain suspended offshore support vessel upgrades.

Other Income (Expense), Net
For the periods indicated, the Company’s other income (expense) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	$’000	$’000	$’000	$’000
Other Income (Expense):
Interest income	275	987	1,125	2,398
Interest expense	(4,546)	(2,585)	(7,728)	(4,943)
SEACOR Holdings management fees	(1,283)	(1,925)	(3,208)	(3,850)
SEACOR Holdings guarantee fees	(75)	(31)	(151)	(157)
Marketable security gains (losses), net	(109)	(2,492)	11,629	(6,077)
Derivative gains (losses), net	(213)	163	(302)	3,061
Foreign currency losses, net	(1,094)	(819)	(1,283)	(2,379)
Other, net	—	—	(1)	265
	(7,045)	(6,702)	81	(11,682)
Interest income. Interest income in the Current Year Quarter and the Current Six Months was lower compared with the Prior Year Quarter and the Prior Six Months primarily due to lower interest from marketable security positions.
Interest expense. Interest expense in the Current Year Quarter and the Current Six Months was higher compared with the Prior Year Quarter and the Prior Six Months primarily due to lower capitalized interest and additional interest incurred on the debt facilities of Falcon Global, Sea-Cat Crewzer, Sea-Cat Crewzer II and Sea-Cat Crewzer III.
Marketable security gains (losses), net. Marketable security gains of $11.7 million in the Current Six Months and losses of $6.1 million in the Prior Six Months were primarily due to a long security position exited by the Company during the first quarter of 2017.
Derivative gains (losses), net. During the Prior Six Months, derivative gains were primarily due to unrealized gains on equity options.
Foreign currency losses, net. For all periods, foreign currency losses were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.
Income Tax Benefit
During the Current Six Months, the Company’s effective income tax rate of 27.2% was primarily due to non-deductible Spin-off-related expenses reimbursed to SEACOR Holdings and losses of foreign subsidiaries not benefited. During the Prior Six Months, the Company’s effective income tax rate of 32.8% was primarily due to non-deductible expenses associated with the Company’s participation in SEACOR Holdings’ share award plans and losses of foreign subsidiaries not benefited

Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax
For the periods indicated, the Company’s equity in earnings (losses) of 50% or less owned companies, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	$’000	$’000	$’000	$’000
MexMar	1,222	846	2,589	3,431
Sea-Cat Crewzer	248	171	234	503
Sea-Cat Crewzer II	(25)	(469)	99	(663)
Dynamic Offshore	93	256	617	560
OSV Partners	(228)	(1,292)	(420)	(1,683)
SEACOR Grant DIS	(42)	(1,720)	(35)	(1,669)
Falcon Global	—	(446)	(1,559)	(1,327)
Other	303	(661)	484	(306)
	1,571	(3,315)	2,009	(1,154)
Current Year Quarter compared with Prior Year Quarter
OSV Partners. Losses were $1.1 million lower during the Current Year Quarter compared with the Prior Year Quarter primarily due to the recording of an asset impairment charge during the Prior Year Quarter.
SEACOR Grant DIS. Losses were $1.7 million lower during the Current Year Quarter compared with the Prior Year Quarter primarily due to the recording of an asset impairment charge during the Prior Year Quarter.
Current Six Months compared with Prior Six Months
OSV Partners. Losses were $1.3 million lower during the Current Six Months compared with the Prior Six Months primarily due to the recording of an asset impairment charge during the Prior Six Months.
SEACOR Grant DIS. Losses were $1.6 million lower during the Current Six Months compared with the Prior Six Months primarily due to the recording of an asset impairment charge during the Prior Six Months.
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
As of June 30, 2017, the Company had unfunded capital commitments of $76.4 million that included six fast support vessels, three supply vessels and one wind farm utility vessel. These commitments included $15.4 million for one supply vessel that may be assumed by a third party at their option. The Company’s capital commitments by year of expected payment are as follows (in thousands):

Remainder of 2017	$10,457
2018	50,960
2019	13,219
2020	1,800
$76,436
Subsequent to June 30, 2017, the Company committed to purchase additional equipment for $12.3 million.

As of June 30, 2017, the Company had outstanding debt of $315.5 million, net of debt discount and issue costs, outstanding letters of credit of $16.7 million issued by SEACOR Holdings on the Company’s behalf and other labor and performance guarantees of $0.9 million. The Company’s contractual long-term debt maturities, assuming the Falcon Global credit facility is required to be repaid by its lenders in 2018 as a consequence of non-compliance with financial covenants, are as follows (in thousands):

Remainder of 2017	$25,263
2018	62,015
2019	40,940
2020	4,128
2021	27,548
Years subsequent to 2021	191,325
$351,219
As of June 30, 2017, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $221.3 million. As of June 30, 2017, construction reserve funds of $67.8 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $4.6 million available under subsidiary credit facilities for future capital commitments.
Summary of Cash Flows

	Six Months Ended June 30,
	2017	2016
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	53,736	(8,940)
Investing Activities	(14,115)	28,319
Financing Activities	(7,099)	(2,380)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,127	(1,115)
Increase in Cash and Cash Equivalents	33,649	15,884

Operating Activities
Cash flows provided by (used in) operating activities increased by $62.7 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by (used in) operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2017	2016
	$’000	$’000
Regional DVP:
United States, primarily Gulf of Mexico	(2,950)	3,369
Africa, primarily West Africa	(833)	8,961
Middle East and Asia	(2,742)	6,842
Brazil, Mexico, Central and South America	2,213	4,275
Europe, primarily North Sea	10,359	9,442
Operating, leased-in equipment (excluding amortization of deferred gains)	(11,381)	(12,934)
Administrative and general (excluding provisions for bad debts and amortization of restricted stock)	(32,863)	(24,327)
SEACOR Holdings management and guarantee fees	(3,359)	(4,007)
Other, net	(1)	265
Dividends received from 50% or less owned companies	1,642	371
	(39,915)	(7,743)
Changes in operating assets and liabilities before interest and income taxes	43,538	(3,900)
Purchases of marketable securities	—	(8,390)
Proceeds from sale of marketable securities	51,877	9,169
Cash settlements on derivative transactions, net	(188)	(1,067)
Interest paid, excluding capitalized interest(1)	(3,626)	(1,656)
Interest received	2,647	2,332
Income taxes (paid) refunded, net	(597)	2,315
Total cash flows provided by (used in) operating activities	53,736	(8,940)
_____________________

(1)	During the Current Six Months and Prior Six Months, capitalized interest paid and included in purchases of property and equipment was $2.3 million and $3.3 million, respectively.
Cumulative regional DVP was $26.8 million lower in the Current Six Months compared with the Prior Six Months. See “Results of Operations” included above for a detailed discussion.
Administrative and general expenses were $8.5 million higher in the Current Six Months compared with the Prior Six Months. See “Results of Operations” included above for a detailed discussion.
Changes in operating assets and liabilities before interest and income taxes in the Current Six Months improved compared with the Prior Six Months primarily due to reductions in working capital as a result of lower activity levels and settlements with SEACOR Holdings.
Investing Activities
During the Current Six Months, net cash used in investing activities was $14.1 million, primarily as a result of the following:

•	Capital expenditures and payments on fair value hedges were $29.1 million. Four fast support vessels were delivered during the period.

•
The Company sold two liftboats, one supply vessel, four offshore support vessels previously retired and removed from service and other equipment for net proceeds of $10.0 million ($9.5 million in cash and $0.5 million of previously received deposits).

•	Construction reserve funds account transactions included deposits of $6.3 million and withdrawals of $16.7 million.

•	The Company made investments in, and advances to, its 50% or less owned companies of $4.2 million, comprised of $2.4 million to Falcon Global and $1.8 million to OSV Partners.

•	The Company received capital distributions of $7.4 million from MexMar.

•	Effective March 31, 2017, the Company consolidated Falcon Global and assumed cash of $1.9 million.

•
Effective April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II LLC through the acquisition of its partners’ 50% ownership interest for in $9.6 million, net of cash acquired.

•
Effective April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer LLC through the acquisition of its partners’ 50% ownership interest for $0.1 million, net of cash acquired.

During the Prior Six Months, net cash provided by investing activities was $28.3 million, primarily as a result of the following:

•	Capital expenditures were $45.8 million. Equipment deliveries during the period included one fast support vessel, one supply vessel and one wind farm utility vessels.

•	The Company sold two offshore support vessels and other property and equipment for net proceeds of $1.9 million and received $1.2 million of deposits on future equipment sales.

•	The Company made investments in and advances of $6.0 million to Falcon Global.

•	Construction reserve funds account transactions included withdrawals of $76.7 million.

•	The Company received $0.5 million of net payments on third party notes receivable.
Financing Activities
During the Current Six Months, net cash used in financing activities was $7.1 million. The Company:

•	borrowed $3.4 million under the Sea-Cat Crewzer III Term Loan Facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $4.0 million;

•	incurred issue costs on various facilities of $0.2 million;

•	purchased subsidiary shares from noncontrolling interests for $3.7 million; and

•	paid SEACOR Holdings $2.7 million for the distribution of SEACOR Marine restricted stock to Company personnel.
During the Prior Six Months, net cash used in financing activities was $2.4 million. The Company:

•	made scheduled payments on long-term debt of $1.7 million;

•	borrowed $23.5 million (€21.0 million) under the Windcat Credit Facility and repaid all of the subsidiary’s then outstanding debt totaling $22.9 million;

•	incurred issuance costs on various debt facilities of $1.0 million; and

•	made distributions to non-controlling interests of $0.2 million.

Short and Long-Term Liquidity Requirements
The Company believes that a combination of cash balances on hand, marketable securities, construction reserve funds, cash generated from operating activities, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital and debt service requirements. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s performance and liquidity, as well as the credit and capital markets.
Off-Balance Sheet Arrangements
For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There has been no material change in the Company’s off-balance sheet arrangements during the Current Six Months, except for the impact of consolidating Falcon Global’s outstanding debt of $58.3 million effective March 31, 2017, which was previously disclosed as guaranteed by the Company.
Contractual Obligations and Commercial Commitments
For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There has been no material change in the Company’s contractual obligations and commercial commitments during the Current Six Months, except for the assumption of the Sea-Cat Crewzer and Sea-Cat Crewzer II debt facilities and a reduction in SEACOR Holdings’ guarantees made on behalf of the Company, totaling $107.7 million as of June 30, 2017.
Contingencies
As of June 30, 2017, SEACOR Holdings has guaranteed $107.7 million for various obligations of the Company, including: debt facility and letter of credit obligations; performance obligations under sale-leaseback arrangements; and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the guaranteed obligations are settled by the Company.
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
For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There has been no material change in the Company’s exposure to market risk during the Current Six Months.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2017. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017 solely as a result of the material weaknesses in the Company’s internal control over financial reporting noted in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 and described in detail below.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There have been no material changes in the Company’s risk factors during the Current Six Months.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1
Waiver Letter Agreement by and between DNB Bank ASA, as Facility Agent, Security Trustee and Swap Bank, DNB Capital LLC, as lender, Clifford Capital PTE. LTD., as lender, NIBC Bank N.V., as lender and swap bank, Falcon Global LLC, as a borrower, Falcon Pearl LLC, as a borrower, Falcon Diamond, as a borrower, SEACOR Marine Holdings Inc., as a guarantor and SEACOR LB Offshore (MI) LLC, as a pledgor.

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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	August 10, 2017	By:	/s/ JOHN GELLERT
John Gellert, President and Chief Executive Officer (Principal Executive Officer)

DATE:	August 10, 2017	By:	/S/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1
Waiver Letter Agreement by and between DNB Bank ASA, as Facility Agent, Security Trustee and Swap Bank, DNB Capital LLC, as lender, Clifford Capital PTE. LTD., as lender, NIBC Bank N.V., as lender and swap bank, Falcon Global LLC, as a borrower, Falcon Pearl LLC, as a borrower, Falcon Diamond, as a borrower, SEACOR Marine Holdings Inc., as a guarantor and SEACOR LB Offshore (MI) LLC, as a pledgor.

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