Form 10-Q
period 2017-09-30
SEACOR Marine Holdings Inc.
filed 2017-11-09
CIK 1690334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017              or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $.01 per share, outstanding as of November 9, 2017 was 17,671,356. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data, unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$130,357	$117,309
Restricted cash	1,619	1,462
Marketable securities	—	40,139
Receivables:
Trade, net of allowance for doubtful accounts of $4,805 and $5,359 in 2017 and 2016, respectively	54,124	44,830
Due from SEACOR Holdings	—	19,102
Other	8,942	21,316
Inventories	3,786	3,058
Prepaid expenses and other	3,364	3,349
Total current assets	202,192	250,565
Property and Equipment:
Historical cost	1,204,409	958,759
Accumulated depreciation	(558,919)	(540,619)
	645,490	418,140
Construction in progress	60,597	123,801
Net property and equipment	706,087	541,941
Investments, at Equity, and Advances to 50% or Less Owned Companies	89,984	138,311
Construction Reserve Funds	45,455	78,209
Other Assets	6,213	6,093
	$1,049,931	$1,015,119
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$30,858	$20,400
Accounts payable and accrued expenses	23,487	25,969
Due to SEACOR Holdings	663	—
Other current liabilities	54,210	34,647
Total current liabilities	109,218	81,016
Long-Term Debt	285,869	217,805
Conversion Option Liability on 3.75% Convertible Senior Notes	14,135	—
Deferred Income Taxes	106,389	124,945
Deferred Gains and Other Liabilities	36,314	41,198
Total liabilities	551,925	464,964
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 17,671,356 shares issued in 2017 and 2016	177	177
Additional paid-in capital	302,952	306,359
Retained earnings	187,550	249,412
Accumulated other comprehensive loss, net of tax	(8,685)	(11,337)
	481,994	544,611
Noncontrolling interests in subsidiaries	16,012	5,544
Total equity	498,006	550,155
	$1,049,931	$1,015,119

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues	$47,813	$54,125	$124,440	$171,275
Costs and Expenses:
Operating	41,258	41,159	119,119	134,254
Administrative and general	10,318	10,588	43,849	34,915
Depreciation and amortization	15,622	14,213	42,758	44,305
	67,198	65,960	205,726	213,474
Losses on Asset Dispositions and Impairments, Net	(9,744)	(29,233)	(11,243)	(49,970)
Operating Loss	(29,129)	(41,068)	(92,529)	(92,169)
Other Income (Expense):
Interest income	354	973	1,479	3,371
Interest expense	(4,295)	(2,512)	(12,023)	(7,455)
SEACOR Holdings management fees	—	(1,925)	(3,208)	(5,775)
SEACOR Holdings guarantee fees	(21)	(80)	(172)	(237)
Marketable security gains (losses), net	(698)	1,619	10,931	(4,458)
Derivative gains, net	13,022	16	12,720	3,077
Foreign currency losses, net	(106)	(1,084)	(1,389)	(3,463)
Other, net	—	1	(1)	266
	8,256	(2,992)	8,337	(14,674)
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(20,873)	(44,060)	(84,192)	(106,843)
Income Tax Benefit	(5,823)	(15,263)	(23,045)	(35,831)
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(15,050)	(28,797)	(61,147)	(71,012)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(7,306)	790	(5,297)	(364)
Net Loss	(22,356)	(28,007)	(66,444)	(71,376)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(1,881)	(74)	(4,582)	(904)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(20,475)	$(27,933)	$(61,862)	$(70,472)

Basic Loss Per Common Share of SEACOR Marine Holdings Inc.	$(1.17)	$(1.58)	$(3.51)	$(3.99)
Diluted Loss Per Common Share of SEACOR Marine Holdings Inc.	$(1.25)	$(1.58)	$(3.51)	$(3.99)

Weighted Average Common Shares Outstanding:
Basic	17,550,663	17,671,356	17,617,420	17,671,356
Diluted	21,621,163	17,671,356	17,617,420	17,671,356

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Loss	$(22,356)	$(28,007)	$(66,444)	$(71,376)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	1,433	(1,355)	4,217	(6,780)
Reclassification of foreign currency translation losses to foreign currency losses, net	—	74	—	74
Derivative gains (losses) on cash flow hedges	91	(189)	(347)	(3,803)
Reclassification of derivative losses on cash flow hedges to interest expense	32	—	81	9
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	49	772	384	2,067
	1,605	(698)	4,335	(8,433)
Income tax (expense) benefit	(541)	192	(1,428)	2,654
	1,064	(506)	2,907	(5,779)
Comprehensive Loss	(21,292)	(28,513)	(63,537)	(77,155)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	(1,822)	(224)	(4,327)	(1,754)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(19,470)	$(28,289)	$(59,210)	$(75,401)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

	SEACOR Marine Holdings Inc. Stockholders’ Equity				Non- Controlling Interests In Subsidiaries	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
December 31, 2016	$177	$306,359	$249,412	$(11,337)	$5,544	$550,155
Distribution of SEACOR Marine restricted stock to Company personnel by SEACOR Holdings	—	(2,656)	—	—	—	(2,656)
Amortization of share awards	—	363	—	—	—	363
Purchase of subsidiary shares from noncontrolling interests	—	(1,114)	—	—	(2,579)	(3,693)
Consolidation of 50% or less owned companies	—	—	—	—	17,374	17,374
Net loss	—	—	(61,862)	—	(4,582)	(66,444)
Other comprehensive income	—	—	—	2,652	255	2,907
Nine Months Ended September 30, 2017	$177	$302,952	$187,550	$(8,685)	$16,012	$498,006

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
Net Cash Provided By (Used In) Operating Activities	$35,144	$(16,498)
Cash Flows from Investing Activities:
Purchases of property and equipment	(52,353)	(82,806)
Cash settlements on derivative transactions, net	(369)	(31)
Proceeds from disposition of property and equipment	9,797	4,119
Investments in and advances to 50% or less owned companies	(5,302)	(8,202)
Return of investments and advances from 50% or less owned companies	7,752	—
Payments received on third party notes receivable, net	—	504
Net increase in restricted cash	(157)	(1,120)
Net decrease in construction reserve funds	32,754	76,716
Cash assumed on consolidation of 50% or less owned companies	1,943	—
Business acquisitions, net of cash acquired	(9,751)	—
Net cash used in investing activities	(15,686)	(10,820)
Cash Flows from Financing Activities:
Payments on long-term debt	(8,572)	(25,125)
Proceeds from issuance of long-term debt, net of issue costs	6,845	36,383
Distribution of SEACOR Marine restricted stock to Company personnel by SEACOR Holdings	(2,656)	—
Purchase of subsidiary shares from noncontrolling interests	(3,693)	—
Distributions to noncontrolling interests	—	(205)
Net cash provided by (used in) financing activities	(8,076)	11,053
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,666	(1,500)
Net Increase (Decrease) in Cash and Cash Equivalents	13,048	(17,765)
Cash and Cash Equivalents, Beginning of Period	117,309	150,242
Cash and Cash Equivalents, End of Period	$130,357	$132,477

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of SEACOR Marine Holdings Inc. and its consolidated subsidiaries (the “Company”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016, its comprehensive loss for the three and nine months ended September 30, 2017 and 2016, its changes in equity for the nine months ended September 30, 2017, and its cash flows for the nine months ended September 30, 2017 and 2016. The condensed consolidated financial information for the three and nine months ended September 30, 2017 and 2016 have not been audited by the Company’s independent registered certified public accounting firm. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes thereto for the year ended December 31, 2016 included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10, which was filed on May 4, 2017 (the “Registration Statement”).
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
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues, included in other current liabilities in the accompanying condensed consolidated balance sheets, for the nine months ended September 30 were as follows (in thousands):

	2017	2016
Balance at beginning of period	$6,953	$6,953
Revenues deferred during the period	3,147	—
Balance at end of period	$10,100	$6,953
As of September 30, 2017, deferred revenues of $6.8 million were related to the time charter of several offshore support vessels paid through the conveyance of an overriding royalty interest (the “Conveyance”) in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors’ claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.
As of September 30, 2017, deferred revenues of $3.1 million related to the time charter of an offshore support vessel to a customer from which collection was not reasonably assured. The Company will recognize revenues when collected or when collection is reasonably assured. All costs and expenses related to this charter were recognized as incurred.
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
As of September 30, 2017, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the nine months ended September 30, 2017, capitalized interest totaled $3.1 million.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2017, the Company recognized impairment charges of $15.7 million primarily associated with one leased-in supply vessel removed from service as it is not expected to be marketed prior to the expiration of its lease, one owned fast support vessel removed from service and two owned in-service specialty vessels.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines that the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2017, the Company recognized impairment charges of $8.8 million, net of tax, related to its 50% or less owned companies.
Income Taxes. During the nine months ended September 30, 2017, the Company’s effective income tax rate of 27.4% was primarily due to losses of foreign subsidiaries not benefited, non-deductible expenses associated with the Company’s participation in SEACOR Holdings’ share award plans and non-deductible Spin-off related expenses reimbursed to SEACOR Holdings. During the nine months ended September 30, 2016, the Company’s effective income tax rate of 33.5% was primarily due to losses of foreign subsidiaries not benefited and non-deductible expenses associated with the Company’s participation in SEACOR Holdings’ share award plans.

Deferred Gains. The Company has sold certain equipment to its 50% or less owned companies, entered into vessel sale-leaseback transactions with finance companies, and provided seller financing on sales of its equipment to third parties and its 50% or less owned companies. A portion of the gains realized from these transactions were deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets. Deferred gain activity related to these transactions for the nine months ended September 30 was as follows (in thousands):

	2017	2016
Balance at beginning of period	$33,910	$43,298
Amortization of deferred gains included in operating expenses as a reduction to leased-in equipment expense	(6,109)	(6,149)
Amortization of deferred gains included in losses on asset dispositions and impairments, net	—	(36)
Other	(364)	(1,153)
Balance at end of period	$27,437	$35,960
Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Gains on Cash Flow Hedges, net	Other Comprehensive Income
December 31, 2016	$(11,413)	$76	$(11,337)	$(1,614)	$(17)
Other comprehensive income	3,977	103	4,080	240	15	$4,335
Income tax expense	(1,392)	(36)	(1,428)	—	—	(1,428)
Nine Months Ended September 30, 2017	$(8,828)	$143	$(8,685)	$(1,374)	$(2)	$2,907
Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested and common shares have been issued pursuant to the conversion of the 3.75% Convertible Senior Notes.
Computations of basic and diluted loss per common share of SEACOR Marine were as follows (in thousands, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Net Loss attributable to SEACOR Marine	Average O/S Shares	Per Share	Net Loss Attributable to SEACOR Marine	Average O/S Shares	Per Share
2017
Basic Weighted Average Common Shares Outstanding	$(20,475)	17,550,663	$(1.17)	$(61,862)	17,617,420	$(3.51)
Effect of Dilutive Share Awards:
Options and Restricted Stock(1)	—	—		—	—
Convertible Notes(2)(3)	(6,610)	4,070,500		—	—
Diluted Weighted Average Common Shares Outstanding	$(27,085)	21,621,163	$(1.25)	$(61,862)	17,617,420	$(3.51)
2016
Basic and Diluted Weighted Average Common Shares Outstanding	$(27,933)	17,671,356	$(1.58)	$(70,472)	17,671,356	$(3.99)
______________________

(1)
For the three and nine months ended September 30, 2017, diluted loss per common share of SEACOR Marine excluded 120,693 of certain share awards as the effect of their inclusion in the computation would be anti-dilutive.

(2)
For the three months ended September 30, 2017, adjusted net loss attributable to SEACOR Marine excluded interest expense on the 3.75% Convertible Senior Notes and derivative gains on the related conversion option liability.

(3)
For the nine months ended September 30, 2017, diluted loss per common share of SEACOR Marine excluded 4,070,500 of common shares issuable pursuant to the 3.75% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive.

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

Purchase Price Accounting. The allocation of the purchase price for the Company’s acquisitions for the nine months ended September 30, 2017 was as follows (in thousands):

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
During the nine months ended September 30, 2017, capital expenditures and payments on fair value hedges were $52.7 million. Equipment deliveries during the nine months ended September 30, 2017 included six fast support vessels and one supply vessel.
During the nine months ended September 30, 2017, the Company sold two liftboats, one supply vessel, six offshore support vessels previously retired and removed from service and other equipment for net proceeds of $10.3 million ($9.8 million in cash and $0.5 million of previously received deposits) and gains of $4.4 million.

4.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
MexMar. MexMar owns and operates 15 offshore support vessels in Mexico. During the nine months ended September 30, 2017, the Company and its partner each received cash capital distributions of $7.4 million from MexMar.
Dynamic Offshore Drilling. Dynamic was established to construct and operate a jack-up drilling rig that was delivered in the first quarter of 2013. During the nine months ended September 30, 2017, the Company recognized an impairment charge of $8.3 million, net of tax, for an other than temporary decline in the fair value of its equity investment upon Dynamic’s unsuccessful bid on a charter renewal with a customer. Its existing charter terminates in February 2018.
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
OSV Partners. OSV Partners owns and operates five offshore support vessels. OSV Partners is currently in non-compliance with its debt service coverage ratio and its maximum leverage ratio pursuant to its term loan facility and has received waivers from its lenders for these financial covenants through and including September 30, 2017. As of September 30, 2017, the remaining principal amount outstanding under the facility was $30.7 million. During the nine months ended September 30, 2017, the Company participated in a $6.0 million preferred equity offering of OSV Partners and invested $2.3 million in support of the venture. The lenders to OSV Partners have no recourse to the Company for outstanding amounts under the facility, and the Company is not obligated to any future fundings to OSV Partners.
Other. The Company’s other 50% or less owned companies own and operate eight vessels. During the nine months ended September 30, 2017, the Company made working capital advances of $0.6 million to these 50% or less owned companies and received dividends of $2.4 million and advance repayments of $0.4 million from these 50% or less owned companies.
Guarantees. The Company has guaranteed the payment of amounts owed under a vessel charter by one of its 50% or less owned companies. As of September 30, 2017, the total amount guaranteed by the Company under this arrangement was $0.6 million. In addition, as of September 30, 2017, the Company had uncalled capital commitments to two of its 50% or less owned companies totaling $1.7 million.

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
Falcon Global Term Loan Facility. On August 3, 2015, Falcon Global entered into a term loan facility to finance the construction of two foreign-flag liftboats. The facility consisted of two tranches: (i) a $62.5 million facility to fund the construction costs of the liftboats (“Tranche A”) and (ii) a $18.0 million facility for certain project costs (“Tranche B”). Borrowings under the facility bear interest at variable rates based on LIBOR plus a margin ranging from 2.5% to 2.9%, or an average rate of 3.97% as of September 30, 2017. The facility is secured by the liftboats and is repayable over a five year period that began after the completion of the construction of the liftboats and matures no later than June 30, 2022. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement. The Company has consolidated into its financial statements Falcon Global’s debt under this facility of $58.3 million, net of issue costs of $1.0 million, effective March 31, 2017 (see Note 4). During April 2017, the Tranche B facility was canceled prior to any funding. During the nine months ended September 30, 2017, Falcon Global made scheduled payments of $3.0 million under Tranche A. As of September 30, 2017, the remaining principal amount outstanding under the facility was $56.4 million and is fully guaranteed by SEACOR Marine.
On November 3, 2017, Falcon Global executed an amendment to its term loan facility that requires Falcon Global to maintain a debt service coverage ratio and a minimum cash balance on hand in excess of defined thresholds. In addition, the amendment requires SEACOR Marine, as guarantor, to maintain a debt to capital ratio below a defined threshold and a minimum cash balance on hand in excess of a defined threshold. The amendment provides the Company the ability to retroactively cure any shortfalls in Falcon Global’s debt service coverage ratio. As a result of the amendment and the Company’s ability to meet its financial covenants for the next twelve months, the Company has reclassified outstanding amounts to long-term debt based on the contractual maturity schedule under this term loan facility.
Sea-Cat Crewzer II. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II through the acquisition of its partners’ 50% ownership interest (see Notes 2 and 4). Sea-Cat Crewzer II has a term loan facility that matures in 2019 which is secured by a first preferred mortgage on its vessels. The balance of this facility as of September 30, 2017 was $21.5 million. The facility calls for quarterly payments of principal and interest with a balloon payment of $17.3 million due at maturity. The interest rate is fixed at 1.52%, inclusive of an interest rate swap, plus a margin ranging from 2.10% to 2.75% subject to the level of funded debt (overall rate of 4.27% as of September 30, 2017). Since April 28, 2017, the Company made scheduled payments of $0.6 million under this facility.

Sea-Cat Crewzer. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer through the acquisition of its partners’ 50% ownership interest (see Notes 2 and 4). Sea-Cat Crewzer has a term loan facility that matures in 2019 which is secured by a first preferred mortgage on its vessels. The balance of this facility as of September 30, 2017 was $19.0 million. The facility calls for quarterly payments of principal and interest with a balloon payment of $15.3 million due at maturity. The interest rate is fixed at 1.52%, inclusive of an interest rate swap, plus a margin ranging from 2.10% to 2.75% subject to the level of funded debt (overall rate of 4.27% as of September 30, 2017). Since April 28, 2017, the Company made scheduled payments of $0.5 million under this facility.
Other. During the nine months ended September 30, 2017, the Company borrowed $7.1 million under the Sea-Cat Crewzer III Term Loan Facility to fund capital expenditures and made scheduled payments on other long-term debt of $4.5 million. As of September 30, 2017, the Company had $4.7 million of borrowing capacity under subsidiary facilities.
Letters of Credit. As of September 30, 2017, the Company had outstanding letters of credit totaling $0.9 million for labor and performance guarantees.

6.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of September 30, 2017 were as follows (in thousands):

	Derivative Asset(1)	Derivative Liability(2)
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$—	$—
Interest rate swap agreements (cash flow hedges)	104	26

Derivatives not designated as hedging instruments:
Conversion option liability on 3.75% Convertible Senior Notes	—	14,135
Forward currency exchange, option and future contracts	136	—
Interest rate swap agreements	—	363
	$240	$14,524
______________________

(1)	Included in other receivables in the accompanying condensed consolidated balance sheets.

(2)	Included in other current liabilities in the accompanying condensed consolidated balance sheets, except for the conversion option liability on the 3.75% Convertible Senior Notes.
Fair Value Hedges. From time to time, the Company may designate certain of its foreign currency exchange contracts as fair value hedges in respect of capital commitments denominated in foreign currencies. By entering into these foreign currency exchange contracts, the Company may fix a portion of its capital commitments denominated in foreign currencies in U.S. dollars to protect against currency fluctuations. During the nine months ended September 30, 2017, the Company recognized gains of $0.1 million on these contracts which were included as decreases to the corresponding hedged equipment included in construction in progress in the accompanying condensed consolidated balance sheets.
Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.3 million and $3.8 million during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•
Windcat Workboats had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03)% on the aggregate notional value of €15.0 million ($17.7 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value.

•
MexMar had five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% on the aggregate amortized notional value of $114.3 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for the Company to pay a fixed rate of interest of 1.52% on the amortized notional value of $21.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for the Company to pay a fixed rate of interest of 1.52% on the amortized notional value of $19.0 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the nine months ended September 30 as follows (in thousands):

	2017	2016
Conversion option liability on 3.75% Convertible Senior Notes	$13,119	$—
Options on equities and equity indices	—	3,095
Forward currency exchange, option and future contracts	(78)	—
Interest rate swap agreements	(321)	(18)
	$12,720	$3,077
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
The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of September 30, 2017, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
Falcon Global had an interest rate swap agreement maturing in 2022 that calls for the Company to pay a fixed interest rate of 2.06% on the amortized notional value of $57.8 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $34.2 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dynamic Offshore had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore to pay a fixed interest rate of 1.30% on the amortized notional value of $66.7 million and receive a variable interest rate based on LIBOR on the amortized notional value.

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

The Company’s financial assets and liabilities as of September 30, 2017 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Derivative instruments (included in other receivables)	$—	$240	$—
Construction reserve funds	45,455	—	—
LIABILITIES
Derivative instruments (included in other current liabilities)	—	389	—
Conversion option liability on 3.75% Convertible Senior Notes	—	—	14,135
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
The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2017 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$131,976	$131,976	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	$316,727	$—	$297,227	$—
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
The Company’s other assets and liabilities that were measured at fair value during the nine months ended September 30, 2017 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Property and equipment:
Fast support	$—	$175	$—
Specialty	—	750	—

Investments, at equity, and advances to 50% or less owned companies:
Sea-Cat Crewzer and Sea-Cat Crewzer II	—	15,700	—
Falcon Global	—	—	19,374
Dynamic Offshore	—	5,038	—
Other	—	—	910

Property and equipment. During the nine months ended September 30, 2017, the Company recognized impairment charges of $10.3 million associated with certain owned offshore support vessels (see Note 1). The Level 2 fair values were determined based on contracted sales prices, sales prices of similar equipment or scrap value, as applicable.
Investments, at equity, and advances to 50% or less owned companies. During the nine months ended September 30, 2017, the Company marked its investments in Sea-Cat Crewzer and Sea-Cat Crewzer II to fair value upon the acquisition of 100% controlling interests in the companies. The Level 2 fair values were determined based on the purchase price of the acquired interests.
During the nine months ended September 30, 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement (see Note 4). Upon the change in control, the Company marked its investment in Falcon Global to fair value. Falcon Global’s primary assets consist of two newly constructed foreign-flag liftboats. The estimated fair value of the liftboats was the primary input used by the Company in determining the fair value of its investment based on a third-party valuation using significant inputs that are unobservable in the market and therefore is considered a Level 3 fair value measurement. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less economic obsolescence based on utilization and rates per day worked trending over the prior year in the Middle East region where the vessels are intended to operate.
During the nine months ended September 30, 2017, the Company recognized an other than temporary decline in the fair value of its equity investment in Dynamic Offshore (see Note 4) and marked its investment to fair value. Dynamic’s primary asset consists of a recently constructed foreign-flag jack-up drilling rig. The estimated fair value of the jack-up drilling rig was the primary input used by the Company in determining the fair value of its investment based on a third-party valuation primarily using sales prices of similar equipment and therefore is considered a Level 2 fair value measurement. The fair value analysis is preliminary and is expected to be completed by December 31, 2017.

8.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests	September 30, 2017	December 31, 2016
Falcon Global	50%	$12,872	$—
Windcat Workboats	12.5%	2,853	5,266
Other	1.8%	287	278
		$16,012	$5,544
Falcon Global. Falcon Global owns and operates two foreign-flag liftboats. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement and began consolidating Falcon Global’s net assets effective March 31, 2017 (see Note 4). As of September 30, 2017, the net assets of Falcon Global were $25.7 million. During the six months ended September 30, 2017 (the period which Falcon Global has been consolidated into the Company’s financial statements), the net loss of Falcon Global was $9.0 million, of which $4.5 million was attributable to noncontrolling interests.
Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. During the nine months ended September 30, 2017, the Company acquired an additional 12.5% of Windcat Workboats from noncontrolling interests for $3.7 million. As of September 30, 2017, the net assets of Windcat Workboats were $22.8 million. During the nine months ended September 30, 2017, the net income of Windcat Workboats was $0.1 million with a net loss attributable to noncontrolling interests of $0.1 million. During the nine months ended September 30, 2016, the net loss of Windcat Workboats was $3.6 million, of which $0.9 million was attributable to noncontrolling interests.
9.    RELATED PARTY TRANSACTIONS
In connection with the Spin-off, SEACOR Marine entered into certain agreements with SEACOR Holdings to govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement.

Following the completion of the Spin-off, the Company is no longer charged management fees by SEACOR Holdings for their corporate costs. However, the Company continues to be supported by SEACOR Holdings for corporate services provided post Spin-off for a fixed net fee of $6.3 million per annum pursuant to the Transition Services Agreements with SEACOR Holdings. The fees incurred will decline as the services and functions provided by SEACOR Holdings are terminated and replicated within the Company. Fees incurred by the Company pursuant to the Transition Services Agreements are recognized as additional administrative and general expenses in the accompanying condensed consolidated statements of loss.
As of September 30, 2017, SEACOR Holdings has guaranteed $93.2 million for various obligations of the Company, including: debt facility and letter of credit obligations; performance obligations under sale-leaseback arrangements; and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the guaranteed obligations are settled by the Company. The Company recognized guarantee fees in connection with its sale-leaseback arrangements of $0.3 million for the nine months ended September 30, 2017 as additional leased-in equipment operating expenses in the accompanying condensed consolidated statements of loss. Guarantee fees paid to SEACOR Holdings for all other obligations are recognized as SEACOR Holdings guarantee fees in the accompanying condensed consolidated statements of loss.
Certain officers and employees of the Company received compensation through participation in SEACOR Holdings share award plans. Pursuant to the Employee Matters Agreement with SEACOR Holdings, participating Company personnel vested in all outstanding SEACOR Holdings share awards upon the Spin-off and received SEACOR Marine restricted stock from the Spin-off distribution in connection with outstanding SEACOR Holdings restricted stock held. As a consequence, the Company paid SEACOR Holdings $9.4 million upon completion of the Spin-off, including $2.7 million for the distribution of SEACOR Marine restricted stock, which is amortized over the participants’ remaining vesting periods, and $6.7 million on the accelerated vesting of SEACOR Holdings share awards, which was immediately recognized as additional administrative and general expenses in the accompanying condensed consolidated statements of loss.
Pursuant to one of the Transitions Services Agreements with SEACOR Holdings, the Company is obligated to reimburse SEACOR Holdings up to 50% of the severance and restructuring costs actually incurred by SEACOR Holdings as a result of the Spin-off up to, but not in excess of, $6.0 million (such that the Company shall not be obligated to pay more than $3.0 million). As of September 30, 2017, the Company has reimbursed SEACOR Holdings severance and restructuring costs of $0.7 million recognized as additional administrative and general expenses in the accompanying condensed consolidated statements of loss.
Immediately preceding the Spin-off and pursuant to an Investment Agreement dated November 30, 2015 with the holders of the 3.75% Convertible Senior Notes, the Company reimbursed SEACOR Holdings for the final settlement of non-deductible Spin-off related expenses of $3.4 million recognized as additional administrative and general expenses in the accompanying condensed consolidated statements of loss.

10.	COMMITMENTS AND CONTINGENCIES
As of September 30, 2017, the Company had unfunded capital commitments of $68.9 million that included four fast support vessels, three supply vessels and two wind farm utility vessels. The Company’s capital commitments by year of expected payment are as follows (in thousands):

Remainder of 2017	$5,195
2018	40,932
2019	21,106
2020	1,645
$68,878
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

	United States (primarily Gulf of Mexico) $’000	Africa (primarily West Africa) $’000	Middle East and Asia $’000	Brazil, Mexico, Central and South America $’000	Europe (primarily North Sea) $’000	Total $’000
For the three months ended September 30, 2017
Operating Revenues:
Time charter	4,587	9,700	9,490	1,439	20,051	45,267
Bareboat charter	—	—	—	1,168	—	1,168
Other marine services	1,116	(310)	(341)	159	754	1,378
	5,703	9,390	9,149	2,766	20,805	47,813
Direct Costs and Expenses:
Operating:
Personnel	4,455	3,588	4,731	326	9,079	22,179
Repairs and maintenance	1,289	1,324	2,309	110	2,378	7,410
Drydocking	1,109	311	(102)	—	961	2,279
Insurance and loss reserves	598	157	363	75	203	1,396
Fuel, lubes and supplies	249	693	1,115	33	790	2,880
Other	123	704	1,192	69	190	2,278
	7,823	6,777	9,608	613	13,601	38,422
Direct Vessel Profit (Loss)	(2,120)	2,613	(459)	2,153	7,204	9,391
Other Costs and Expenses:
Operating:
Leased-in equipment	1,870	966	—	—	—	2,836
Administrative and general						10,318
Depreciation and amortization	5,224	2,456	4,320	1,025	2,597	15,622
						28,776
Losses on Asset Dispositions and Impairments, Net						(9,744)
Operating Loss						(29,129)

	United States (primarily Gulf of Mexico) $’000	Africa (primarily West Africa) $’000	Middle East and Asia $’000	Brazil, Mexico, Central and South America $’000	Europe (primarily North Sea) $’000	Total $’000
For the nine months ended September 30, 2017
Operating Revenues:
Time charter	12,471	23,333	22,728	1,439	54,829	114,800
Bareboat charter	—	—	—	3,467	—	3,467
Other marine services	3,140	97	645	396	1,895	6,173
	15,611	23,430	23,373	5,302	56,724	124,440
Direct Costs and Expenses:
Operating:
Personnel	11,768	9,624	12,001	487	25,667	59,547
Repairs and maintenance	2,963	5,102	6,832	230	6,303	21,430
Drydocking	1,992	2,051	414	—	3,140	7,597
Insurance and loss reserves	2,608	696	1,062	86	629	5,081
Fuel, lubes and supplies	1,104	1,956	2,547	60	2,745	8,412
Other	246	2,221	3,718	73	677	6,935
	20,681	21,650	26,574	936	39,161	109,002
Direct Vessel Profit (Loss)	(5,070)	1,780	(3,201)	4,366	17,563	15,438
Other Costs and Expenses:
Operating:
Leased-in equipment	6,286	2,905	862	—	64	10,117
Administrative and general						43,849
Depreciation and amortization	16,573	6,105	10,826	2,474	6,780	42,758
						96,724
Losses on Asset Dispositions and Impairments, Net						(11,243)
Operating Loss						(92,529)

As of September 30, 2017
Property and Equipment:
Historical cost	429,500	189,845	328,263	78,976	177,825	1,204,409
Accumulated depreciation	(237,210)	(54,052)	(93,535)	(42,590)	(131,532)	(558,919)
	192,290	135,793	234,728	36,386	46,293	645,490

	United States (primarily Gulf of Mexico) $’000	Africa (primarily West Africa) $’000	Middle East and Asia $’000	Brazil, Mexico, Central and South America $’000	Europe (primarily North Sea) $’000	Total $’000
For the three months ended September 30, 2016
Operating Revenues:
Time charter	6,440	8,593	12,763	—	19,677	47,473
Bareboat charter	—	—	—	1,967	—	1,967
Other marine services	1,083	238	2,566	220	578	4,685
	7,523	8,831	15,329	2,187	20,255	54,125
Direct Costs and Expenses:
Operating:
Personnel	4,865	3,195	4,778	198	9,827	22,863
Repairs and maintenance	768	441	1,394	20	2,194	4,817
Drydocking	(8)	617	719	—	696	2,024
Insurance and loss reserves	1,200	147	199	—	163	1,709
Fuel, lubes and supplies	533	748	961	—	957	3,199
Other	118	890	790	(56)	274	2,016
	7,476	6,038	8,841	162	14,111	36,628
Direct Vessel Profit	47	2,793	6,488	2,025	6,144	17,497
Other Costs and Expenses:
Operating:
Leased-in equipment	2,040	974	1,254	180	83	4,531
Administrative and general						10,588
Depreciation and amortization	6,489	1,678	3,063	929	2,054	14,213
						29,332
Losses on Asset Dispositions and Impairments, Net						(29,233)
Operating Loss						(41,068)

	United States (primarily Gulf of Mexico) $’000	Africa (primarily West Africa) $’000	Middle East and Asia $’000	Brazil, Mexico, Central and South America $’000	Europe (primarily North Sea) $’000	Total $’000
For the nine months ended September 30, 2016
Operating Revenues:
Time charter	26,208	28,634	31,470	196	61,772	148,280
Bareboat charter	—	—	—	7,664	—	7,664
Other marine services	3,048	274	9,295	1,104	1,610	15,331
	29,256	28,908	40,765	8,964	63,382	171,275
Direct Costs and Expenses:
Operating:
Personnel	18,995	9,604	14,014	2,093	31,556	76,262
Repairs and maintenance	2,170	1,934	4,887	227	7,320	16,538
Drydocking	209	1,201	2,112	—	4,168	7,690
Insurance and loss reserves	2,879	395	613	37	766	4,690
Fuel, lubes and supplies	1,280	1,722	3,413	193	3,041	9,649
Other	307	2,298	2,396	114	945	6,060
	25,840	17,154	27,435	2,664	47,796	120,889
Direct Vessel Profit	3,416	11,754	13,330	6,300	15,586	50,386
Other Costs and Expenses:
Operating:
Leased-in equipment	5,760	2,926	3,553	914	212	13,365
Administrative and general						34,915
Depreciation and amortization	20,523	4,871	9,040	3,328	6,543	44,305
						92,585
Losses on Asset Dispositions and Impairments, Net						(49,970)
Operating Loss						(92,169)

As of September 30, 2016
Property and Equipment:
Historical cost	455,374	165,375	206,018	61,153	170,128	1,058,048
Accumulated depreciation	(227,333)	(77,259)	(95,195)	(33,700)	(118,531)	(552,018)
	228,041	88,116	110,823	27,453	51,597	506,030
The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of September 30, 2017, the Company’s investments, at equity, and advances to 50% or less owned companies in MexMar and its other 50% or less owned companies were $59.7 million and $30.3 million, respectively. Equity in earnings (losses) of 50% or less owned companies, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
MexMar	$793	$859	$3,382	$4,290
Other	(8,099)	(69)	(8,679)	(4,654)
	$(7,306)	$790	$(5,297)	$(364)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of a decline in the price of oil and resulting decrease in capital spending by oil and gas companies, an oversupply of newly built offshore support vessels, additional safety and certification requirements for drilling activities in the U.S. Gulf of Mexico and delayed approval of applications for such activities, the possibility of U.S. government implemented moratoriums directing operators to cease certain drilling activities in the U.S. Gulf of Mexico and any extension of such moratoriums, weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to a decline in the price of oil, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act and related regulations are repealed, liability, legal fees and costs in connection with the provision of emergency response services, such as the response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, including as a result of the recent vote in the U.K. to leave the European Union, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Jones Act and related regulations on the amount of foreign ownership of the Company’s Common Stock, operational risks, effects of adverse weather conditions and seasonality, adequacy of insurance coverage, the ability to remediate the material weaknesses the Company has identified in its internal controls over financial reporting, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in “Risk Factors” included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 and other reports filed by the Company with the SEC. It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.
Overview
The Company provides global marine and support transportation services to offshore oil and gas exploration, development and production facilities worldwide. The Company currently operates a diverse fleet of 183 support and specialty vessels, of which 140 are owned or leased-in, 29 are joint ventured, 11 are managed on behalf of unaffiliated third parties and three are operated under pooling arrangements. The primary users of the Company’s services are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies.
The Company operates its fleet in five principal geographic regions: the United States, primarily in the Gulf of Mexico; Africa, primarily in West Africa; the Middle East and Asia; Brazil, Mexico, Central and South America; and Europe, primarily in the North Sea. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among its geographic regions, subject to flag restrictions, as changes in market conditions dictate. The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of the Company’s operating results and cash flows. Unless a vessel is cold-stacked, there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization. The Company manages its fleet utilizing a global network of shore side support, administrative and finance personnel.

Offshore oil and gas market conditions deteriorated beginning in 2014 and continued to deteriorate when oil prices hit a twelve-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. This decline in oil and gas prices led to a decrease in offshore drilling and associated activity. The slow recovery in oil and gas prices in 2017 has not yet led to an overall increase in offshore activity, and the Company continued to experience difficult market conditions through the third quarter of 2017.
Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which is creating situations of oversupply, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels, and (ii) the increasing size of the global offshore support vessel fleet as newly built vessels are placed into service could, in isolation or together, have a material adverse effect on the Company’s results of operations, financial position and cash flows.
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

Results of Operations
The sections below provide an analysis of the Company’s results of operations for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2017 compared with the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2016. For the periods indicated, the Company’s consolidated results of operations were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Time charter	45,267	95	47,473	88	114,800	92	148,280	87
Bareboat charter	1,168	2	1,967	3	3,467	3	7,664	4
Other marine services	1,378	3	4,685	9	6,173	5	15,331	9
	47,813	100	54,125	100	124,440	100	171,275	100
Costs and Expenses:
Operating:
Personnel	22,178	46	22,864	42	59,546	48	76,262	44
Repairs and maintenance	7,411	15	4,817	9	21,431	17	16,538	10
Drydocking	2,278	5	2,024	4	7,597	6	7,690	4
Insurance and loss reserves	1,396	3	1,709	3	5,081	4	4,690	3
Fuel, lubes and supplies	2,880	6	3,199	6	8,412	7	9,649	6
Other	2,278	5	2,016	4	6,935	6	6,060	4
Leased-in equipment	2,837	6	4,530	8	10,117	8	13,365	8
	41,258	86	41,159	76	119,119	96	134,254	79
Administrative and general	10,318	22	10,588	20	43,849	35	34,915	20
Depreciation and amortization	15,622	33	14,213	26	42,758	34	44,305	26
	67,198	141	65,960	122	205,726	165	213,474	125
Losses on Asset Dispositions and Impairments, Net	(9,744)	(20)	(29,233)	(54)	(11,243)	(9)	(49,970)	(29)
Operating Loss	(29,129)	(61)	(41,068)	(76)	(92,529)	(74)	(92,169)	(54)
Other Income (Expense), Net	8,256	17	(2,992)	(5)	8,337	7	(14,674)	(9)
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(20,873)	(44)	(44,060)	(81)	(84,192)	(67)	(106,843)	(63)
Income Tax Benefit	(5,823)	(12)	(15,263)	(28)	(23,045)	(18)	(35,831)	(21)
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(15,050)	(32)	(28,797)	(53)	(61,147)	(49)	(71,012)	(42)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(7,306)	(15)	790	1	(5,297)	(4)	(364)	—
Net Loss	(22,356)	(47)	(28,007)	(52)	(66,444)	(53)	(71,376)	(42)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(1,881)	(4)	(74)	—	(4,582)	(3)	(904)	(1)
Net Loss attributable to SEACOR Marine Holdings Inc.	(20,475)	(43)	(27,933)	(52)	(61,862)	(50)	(70,472)	(41)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$9,766	$16,469	$10,973	$20,034
Fast support	7,999	7,848	7,858	7,692
Supply	6,279	5,935	7,108	6,091
Standby safety	8,650	8,904	8,418	9,377
Specialty	—	30,593	12,000	20,926
Liftboats	11,899	16,822	11,308	14,831
Overall Average Rates Per Day Worked (excluding wind farm utility)	8,565	10,089	8,439	10,336
Wind farm utility	2,220	2,260	2,128	2,350
Overall Average Rates Per Day Worked	6,006	6,834	5,806	7,356
Utilization:
Anchor handling towing supply	25%	27%	22%	35%
Fast support	49%	62%	45%	66%
Supply	65%	31%	43%	32%
Standby safety	84%	78%	81%	78%
Specialty	—%	58%	2%	61%
Liftboats	28%	8%	15%	6%
Overall Fleet Utilization (excluding wind farm utility)	49%	47%	43%	50%
Wind farm utility	89%	86%	82%	76%
Overall Fleet Utilization	60%	58%	54%	57%
Available Days:
Anchor handling towing supply	1,288	1,483	3,822	4,213
Fast support	3,885	2,389	10,781	6,655
Supply	507	1,110	1,716	3,428
Standby safety	1,840	1,989	5,460	6,277
Specialty	276	276	819	822
Liftboats	1,380	1,380	4,010	4,110
Overall Fleet Available Days (excluding wind farm utility)	9,176	8,627	26,608	25,505
Wind farm utility	3,404	3,345	10,101	9,866
Overall Fleet Available Days	12,580	11,972	36,709	35,371

The composition of the Company’s fleet as of September 30 was as follows:

	Owned(1)	Joint Ventured	Leased-in(1)	Pooled or Managed	Total
2017
Anchor handling towing supply	11	1	4	7	23
Fast support	41	5	1	3	50
Supply	8	17	—	2	27
Standby safety	20	1	—	—	21
Specialty	3	1	—	2	6
Liftboats	13	—	2	—	15
Wind farm utility	37	4	—	—	41
	133	29	7	14	183
2016
Anchor handling towing supply	13	1	4	9	27
Fast support	35	11	1	3	50
Supply	12	15	1	3	31
Standby safety	20	1	—	—	21
Specialty	3	1	—	3	7
Liftboats	13	—	2	—	15
Wind farm utility	37	3	—	—	40
	133	32	8	18	191
______________________

(1)	Excludes four owned and one leased-in offshore support vessels as of September 30, 2017 that had been retired and removed from service.
Operating Loss
Consolidating segment tables of operating loss for each period presented below is included in “Item 1. Financial Statements—Note 11. Segment Information” included in Part I of this Quarterly Report on Form 10-Q.
United States, primarily Gulf of Mexico. For the periods indicated, the Company’s direct vessel profit in the United States was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$’000’s	%	$’000’s	%	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	4,587	80	6,440	86	12,471	80	26,208	90
Other marine services	1,116	20	1,083	14	3,140	20	3,048	10
	5,703	100	7,523	100	15,611	100	29,256	100
Direct operating expenses:
Personnel	4,455	78	4,865	65	11,768	75	18,995	65
Repairs and maintenance	1,289	23	768	10	2,963	19	2,170	7
Drydocking	1,109	19	(8)	—	1,992	13	209	1
Insurance and loss reserves	598	11	1,200	16	2,608	17	2,879	10
Fuel, lubes and supplies	249	4	533	7	1,104	7	1,280	4
Other	123	2	118	1	246	2	307	1
	7,823	137	7,476	99	20,681	133	25,840	88
Direct Vessel Profit (Loss)	(2,120)	(37)	47	1	(5,070)	(33)	3,416	12

Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in the United States was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$—	$34,222	$35,496	$35,415
Fast support	7,170	8,512	8,013	8,734
Supply	7,400	—	7,400	—
Liftboats	7,257	16,822	8,656	14,831
Overall Average Rates Per Day Worked	7,212	13,810	8,661	17,545
Utilization:
Anchor handling towing supply	—%	6%	1%	17%
Fast support	21%	41%	18%	42%
Supply	36%	—%	7%	—%
Liftboats	24%	8%	14%	6%
Overall Fleet Utilization	16%	14%	12%	16%
Available Days:
Anchor handling towing supply	920	931	2,730	2,569
Fast support	1,696	718	5,151	1,890
Supply	47	234	228	733
Specialty	92	—	273	—
Liftboats	1,104	1,380	3,538	4,110
Overall Fleet Available Days	3,859	3,263	11,920	9,302
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Time charter revenues were $1.9 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to reduced utilization as a consequence of cold-stacking vessels. Available days for fast support vessels were higher in the Current Year Quarter primarily due to the acquisition of eleven vessels for $10.0 million at a bankruptcy auction during the third quarter of 2016. These vessels were idle when purchased, are still not working and are therefore contributing to the overall decline in fast support vessel utilization. As of September 30, 2017, the Company had 31 of 42 owned and leased-in vessels cold-stacked in the U.S. (nine anchor handling towing supply vessels, 12 fast support vessels, nine liftboats and one specialty vessel) compared with 37 of 45 vessels as of September 30, 2016. As of September 30, 2017, the Company had one anchor handling towing supply vessel, one fast support vessel and one supply vessel retired and removed from service in this region.
Direct Operating Expenses. Direct operating expenses were $0.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating expenses were $1.5 million higher due to net fleet acquisitions, $0.6 million lower due to an increase in the average number of cold-stacked vessels during the Current Year Quarter and $0.6 million lower due to the repositioning of vessels between geographic regions. Drydocking expenses were $1.1 million higher due to increased drydocking activity during the Current Year Quarter.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Time charter revenues were $13.7 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to reduced utilization as a consequence of cold-stacking vessels. Time charter revenues were $14.5 million lower for the anchor handling towing supply vessels, $0.4 million higher for the liftboat fleet, $0.3 million higher for the fast support vessels and $0.1 million higher for the supply vessels. Available days for fast support vessels charter were higher in the Current Nine Months primarily due to the acquisition of eleven vessels for $10.0 million at a bankruptcy auction during the third quarter of 2016. These vessels were idle when purchased, are still not working and are therefore contributing to the overall decline in fast support vessel utilization. As of September 30, 2017, the Company had 31 of 42 owned and leased-in vessels cold-stacked in the U.S. (nine anchor handling towing supply vessels, 12 fast support vessels, nine liftboats and one specialty vessel) compared with 37 of 45 vessels as of September 30, 2016. As of September 30, 2017, the Company had one anchor handling towing supply vessel, one fast support vessel and one supply vessel retired and removed from service in this region.

Direct Operating Expenses. Direct operating expenses were $5.1 million lower in the Current Nine Months compared with the Prior Nine Months. On an overall basis, direct operating expenses were $2.1 million higher due to net fleet acquisitions, $5.8 million lower due to an increase in the average number of cold-stacked vessels during the Current Nine Months, $0.6 million lower due to the repositioning of vessels between geographic regions and $0.8 million lower for the active fleet and other marine services. Personnel costs were $6.9 million lower primarily as a consequence of cold-stacking an increased number of vessels, $0.3 million lower for the active fleet, $0.4 million lower due to the repositioning of vessels between geographic regions and $0.4 million higher due to net fleet additions. Drydocking expenses were $1.8 million higher due to increased drydocking activity partly attributable to the reactivation of eight liftboats during the Current Nine Months.
Africa, primarily West Africa. For the periods indicated, the Company’s direct vessel profit in Africa was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$’000’s	%	$’000’s	%	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	9,700	103	8,593	97	23,333	100	28,634	99
Other marine services	(310)	(3)	238	3	97	—	274	1
	9,390	100	8,831	100	23,430	100	28,908	100
Direct operating expenses:
Personnel	3,588	38	3,195	36	9,624	41	9,604	33
Repairs and maintenance	1,324	14	441	5	5,102	22	1,934	7
Drydocking	311	3	617	7	2,051	9	1,201	4
Insurance and loss reserves	157	2	147	2	696	3	395	1
Fuel, lubes and supplies	693	7	748	8	1,956	8	1,722	6
Other	704	8	890	10	2,221	9	2,298	8
	6,777	72	6,038	68	21,650	92	17,154	59
Direct Vessel Profit	2,613	28	2,793	32	1,780	8	11,754	41
Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in Africa was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$11,669	$14,997	$12,190	$15,485
Fast support	10,112	8,194	9,201	8,568
Supply	11,950	5,750	12,832	5,750
Specialty	—	9,900	—	10,571
Overall Average Rates Per Day Worked	10,611	9,858	10,192	10,143
Utilization:
Anchor handling towing supply	100%	70%	71%	72%
Fast support	70%	64%	71%	67%
Supply	100%	54%	93%	62%
Specialty	—%	40%	—%	80%
Overall Fleet Utilization	71%	62%	67%	68%
Available Days:
Anchor handling towing supply	184	368	636	1,096
Fast support	915	673	2,243	1,947
Supply	92	268	273	822
Specialty	92	92	273	274
Overall Fleet Available Days	1,283	1,401	3,425	4,139

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Time charter revenues were $1.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, time charter revenues were $4.1 million higher due to net fleet additions, $0.4 million higher due to the repositioning of vessels between geographic regions, $1.8 million lower due to a decrease in average day rates, $0.1 million lower due to reduced utilization of the active fleet and $0.7 million lower due to reduced utilization as a consequence of cold-stacking vessels. In addition, time charter revenues were $0.8 million lower in the Current Year Quarter due to the deferral of revenue for one anchor handling towing supply vessel on time charter (excluded from time charter operating data) to a customer as collection was not reasonably assured. As of September 30, 2017, the Company had one of 14 owned and leased-in vessels (one specialty vessel) cold-stacked in Africa compared with one of 14 vessels as of September 30, 2016. As of September 30, 2017, the Company had one fast support vessel retired and removed from service in this region.
Direct Operating Expenses. Direct operating expenses were $0.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating costs were $2.0 million higher due to net fleet additions, $1.1 million lower due to the effect of cold-stacking and retiring and removing vessels from service and $0.2 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Time charter revenues were $5.3 million lower in the Current Nine Months compared with the Prior Nine Months. On an overall basis, time charter revenues were $1.2 million lower due to reduced utilization of the active fleet, $5.8 million lower due to reduced utilization as a consequence of cold-stacking vessels and $4.3 million lower due to a decrease in average day rates. In addition, time charter revenues were $3.1 million lower in the Current Nine Months due to the deferral of revenue for one anchor handling towing supply vessel on time charter (excluded from time charter operating data) to a customer as collection was not reasonably assured. Time charter revenues were $8.8 million higher due to net fleet additions and $0.3 million higher due to the repositioning of vessels between geographic regions. As of September 30, 2017, the Company had one of 14 owned and leased-in vessels (one specialty vessel) cold-stacked in Africa compared with one of 14 vessels as of September 30, 2016. As of September 30, 2017, the Company had one fast support vessel retired and removed from service in this region.
Direct Operating Expenses. Direct operating expenses were $4.5 million higher in the Current Nine Months compared with the Prior Nine Months. On an overall basis, operating costs were $5.9 million higher due to net fleet additions, $0.7 million higher for the active fleet, $1.6 million lower due to the effect of cold-stacking and retiring and removing vessels from service and $0.5 million lower due to the repositioning of vessels between geographic regions. Repairs and maintenance expenses were $3.2 million higher primarily from the replacement of main engines on one fast support vessel for $2.0 million during the Current Nine Months. Drydocking expenses were $0.8 million higher primarily due to increased drydocking activity during the Current Nine Months.
Middle East and Asia. For the periods indicated, the Company’s direct vessel profit in the Middle East and Asia was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$’000’s	%	$’000’s	%	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	9,490	104	12,763	83	22,728	97	31,470	77
Other marine services	(341)	(4)	2,566	17	645	3	9,295	23
	9,149	100	15,329	100	23,373	100	40,765	100
Direct operating expenses:
Personnel	4,731	52	4,778	31	12,001	51	14,014	34
Repairs and maintenance	2,309	25	1,394	9	6,832	29	4,887	12
Drydocking	(102)	(1)	719	5	414	2	2,112	5
Insurance and loss reserves	363	4	199	2	1,062	5	613	2
Fuel, lubes and supplies	1,115	12	961	6	2,547	11	3,413	8
Other	1,192	13	790	5	3,718	16	2,396	6
	9,608	105	8,841	58	26,574	114	27,435	67
Direct Vessel Profit (Loss)	(459)	(5)	6,488	42	(3,201)	(14)	13,330	33

Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in the Middle East and Asia was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Anchor handling towing supply	$7,327	$8,478	$7,833	$8,477
Fast support	6,848	7,395	6,917	6,827
Supply	3,815	6,072	3,951	6,163
Specialty	—	36,878	12,000	28,915
Liftboats	36,252	—	36,252	—
Overall Average Rates Per Day Worked (excluding wind farm utility)	7,188	10,357	6,935	8,688
Wind farm utility	2,025	7,855	2,025	7,427
Overall Average Rates Per Day Worked	7,138	10,179	6,916	8,602
Utilization:
Anchor handling towing supply	78%	47%	77%	49%
Fast support	78%	83%	77%	84%
Supply	60%	38%	38%	35%
Specialty	—%	67%	5%	52%
Liftboats	19%	—%	10%	—%
Overall Fleet Utilization (excluding wind farm utility)	66%	65%	60%	63%
Wind farm utility	7%	48%	2%	55%
Overall Fleet Utilization	61%	63%	55%	62%
Available Days:
Anchor handling towing supply	184	184	456	548
Fast support	1,182	920	3,114	2,740
Supply	368	516	1,216	1,608
Specialty	92	184	273	548
Liftboats	184	—	366	—
Overall Fleet Available Days (excluding wind farm utility)	2,010	1,804	5,425	5,444
Wind farm utility	184	184	546	457
Overall Fleet Available Days	2,194	1,988	5,971	5,901
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Time charter revenues were $3.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, time charter revenues were $1.4 million lower due to reduced utilization as a consequence of cold-stacking vessels, $2.0 million lower due to net fleet dispositions and $0.5 million lower due to reduced average day rates. Time charter revenues were $0.3 million higher due to improved utilization of the active fleet and $0.3 million higher due to the repositioning of vessels between geographic regions. As of September 30, 2017, the Company had one of 25 owned and leased-in vessels cold-stacked in the Middle East and Asia (one windfarm utility vessel).
Other operating revenues were $2.9 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to reduced earnings from revenue pooling arrangements.
Direct Operating Expenses. Direct operating expenses were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating expenses were $1.7 million higher due to net fleet additions, $0.6 million higher due to the repositioning of vessels between geographic regions, $0.2 million lower due to the effect of cold-stacking vessels and $1.3 million lower for vessels in active service.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Time charter revenues were $8.7 million lower in the Current Nine Months compared with the Prior Nine Months. On an overall basis, time charter revenues were $0.9 million lower due to reduced utilization of the active fleet, $3.7 million lower due to reduced utilization as a consequence of cold-stacking vessels, $3.4 million lower due to net fleet dispositions and $1.2 million lower due to reduced average day rates. Time charter revenues were $0.5 million higher due to the repositioning of vessels between geographic regions. As of September 30, 2017, the Company had one of 25 owned and leased-in vessels cold-stacked in the Middle East and Asia (one windfarm utility vessel).
Other operating revenues were $8.7 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to a decrease in other marine services revenues and reduced earnings from revenue pooling arrangements.
Direct Operating Expenses. Direct operating expenses were $0.9 million lower in the Current Nine Months compared with the Prior Nine Months. On an overall basis, direct operating expenses were $1.0 million lower due to the effect of cold-stacking vessels, $1.7 million higher due to net fleet dispositions, $2.5 million lower for vessels in active service and $0.9 million higher due to the repositioning of vessels between geographic regions. Personnel costs were $2.0 million lower primarily due to the effect of cold-stacking vessels and reduced activity for the active fleet. Drydocking expenses were $1.7 million lower primarily due to decreased drydocking activity and fleet dispositions. Repairs and maintenance expenses were $1.9 million higher primarily due to the replacement of main engines in one fast support vessel for $2.0 million during the Current Nine Months.
Brazil, Mexico, Central and South America. For the periods indicated, the Company’s direct vessel profit in Brazil, Mexico, Central and South America was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$’000’s	%	$’000’s	%	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	1,439	52	—	—	1,439	27	196	2
Bareboat charter	1,168	42	1,967	90	3,467	65	7,664	86
Other marine services	159	6	220	10	396	8	1,104	12
	2,766	100	2,187	100	5,302	100	8,964	100
Direct operating expenses:
Personnel	326	12	198	9	487	9	2,093	24
Repairs and maintenance	110	4	20	1	230	5	227	3
Insurance and loss reserves	75	3	—	—	86	2	37	—
Fuel, lubes and supplies	33	1	—	—	60	1	193	2
Other	69	2	(56)	(3)	73	1	114	1
	613	22	162	7	936	18	2,664	30
Direct Vessel Profit	2,153	78	2,025	93	4,366	82	6,300	70
Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in Brazil, Mexico, Central and South America was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Fast support	$—	$—	$—	$—
Supply	—	—	—	18,986
Liftboats	16,060	—	16,060	—
Overall Average Rates Per Day Worked	16,060	—	16,060	18,986
Utilization:
Fast support	—%	—%	—%	—%
Supply	—%	—%	—%	4%
Liftboats	97%	—%	85%	—%
Overall Fleet Utilization	49%	—%	24%	3%
Available Days:
Fast support	92	78	273	78
Supply	—	92	—	266
Liftboats	92	—	106	—
Overall Fleet Available Days	184	170	379	344

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Time charter revenues were $1.4 million higher in the Current Year Quarter compared with the Prior Year Quarter due to the repositioning of one vessel between geographic regions. Bareboat charter revenues were $0.8 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the completion of two bareboat charters in Mexico during 2016. As of September 30, 2017, the Company had one of four owned and leased-in vessels cold-stacked in Brazil, Mexico, Central and South America (one fast support vessel) compared with two of four vessels as of September 30, 2016. As of September 30, 2017, the Company had one supply vessel retired and removed from service in this region.
Direct Operating Expenses. Direct operating expenses were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the repositioning of one vessel between geographic regions.
Current Nine Months compared with Prior Nine Months
Operating Revenues. Time charter revenues were $1.2 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the repositioning of one vessel between geographic regions. Bareboat charter revenues were $4.2 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to the completion of two bareboat charters in Mexico during 2016. As of September 30, 2017, the Company had one of four owned and leased-in vessels cold-stacked in Brazil, Mexico, Central and South America (one fast support vessel) compared with two of four vessels as of September 30, 2016. As of September 30, 2017, the Company had one supply vessel retired and removed from service in this region.
Direct Operating Expenses. Direct operating expenses were $1.7 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to redundancy costs incurred during the Prior Nine Months following the change in contract status for two vessels from time charter to bareboat charter, partially offset by higher Current Nine Month expenses on the repositioning of vessels between geographic regions.
Europe, primarily North Sea. For the periods indicated, the Company’s direct vessel profit in Europe was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$’000’s	%	$’000’s	%	$’000’s	%	$’000’s	%
Operating revenues:
Time charter	20,051	96	19,677	97	54,829	97	61,772	97
Other marine services	754	4	578	3	1,895	3	1,610	3
	20,805	100	20,255	100	56,724	100	63,382	100
Direct operating expenses:
Personnel	9,079	44	9,827	49	25,667	45	31,556	50
Repairs and maintenance	2,378	11	2,194	11	6,303	11	7,320	11
Drydocking	961	5	696	3	3,140	6	4,168	7
Insurance and loss reserves	203	1	163	1	629	1	766	1
Fuel, lubes and supplies	790	4	957	5	2,745	5	3,041	5
Other	190	—	274	1	677	1	945	1
	13,601	65	14,111	70	39,161	69	47,796	75
Direct Vessel Profit	7,204	35	6,144	30	17,563	31	15,586	25

Time Charter Operating Data. For the periods indicated, the Company’s time charter operating data in Europe was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rates Per Day Worked:
Standby safety	$8,650	$8,904	8,418	9,377
Wind farm utility	2,221	2,083	2,128	2,174
Overall Average Rates Per Day Worked	4,390	4,519	4,328	5,074
Utilization:
Standby safety	84%	78%	81%	78%
Wind farm utility	94%	89%	86%	77%
Overall Fleet Utilization	90%	85%	84%	78%
Available Days:
Standby Safety	1,840	1,989	5,460	6,277
Wind farm utility	3,220	3,161	9,555	9,409
Overall Fleet Available Days	5,060	5,150	15,015	15,686
Current Year Quarter compared with Prior Year Quarter
Operating Revenues. For standby safety vessels, time charter revenues were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.3 million lower due to reduced average day rates and $0.2 million lower due to fleet dispositions.
For wind farm utility vessels, time charter revenues were $0.9 million higher. Time charter revenues were $0.5 million higher due to improved utilization and $0.4 million higher due to increased average day rates.
Direct Operating Expenses. Direct operating expenses were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Personnel costs were $0.7 million lower primarily due to net fleet dispositions.
Current Nine Months compared with Prior Nine Months
Operating Revenues. For standby safety vessels, time charter revenues were $8.7 million lower in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $1.4 million lower due to reduced utilization, $0.7 million lower due to reduced average day rates, $3.4 million lower due to unfavorable changes in currency exchange rates and $3.2 million lower due to fleet dispositions.
For wind farm utility vessels, time charter revenues were $1.7 million higher. Time charter revenues were $2.0 million higher due to improved utilization, $1.2 million higher due to increased average day rates and $1.5 million lower due to unfavorable changes in currency exchange rates.
Direct Operating Expenses. Direct operating expenses were $8.6 million lower in the Current Nine Months compared with the Prior Nine Months. On an overall basis, vessel operating expenses were $5.0 million lower due to net fleet dispositions and $3.6 million lower for vessels in active service primarily due to favorable changes in currency exchange rates. Personnel costs were $2.0 million lower primarily due to favorable changes in currency exchange rates, partially offset by increased seafarer compensation costs for vessels in active service and $3.9 million lower due to net fleet dispositions. Repairs and maintenance costs were $1.0 million lower primarily due to reduced expenditure related to the windfarm utility vessels during the Current Nine Months. Drydocking costs were $1.0 million lower primarily due to reduced expenditure for the standby safety vessels during the Current Nine Months.
Leased-in Equipment. Leased-in equipment expenses were $1.7 million and $3.3 million lower for the Current Year Quarter and Current Nine Months compared with the Prior Year Quarter and Prior Nine Months, respectively, due to the redelivery of vessels to their owners following the expiration of leases and the impairment of one leased-in vessel removed from service as it is not expected to be marketed prior to the expiration of its lease.
Administrative and general. Administrative and general expenses were $8.9 million higher for the Current Nine Months compared with the Prior Nine Months primarily due to one-time costs associated with the Spin-off. During the Current Nine Months, the Company incurred one-time costs of $6.7 million in connection with the Spin-off for the accelerated vesting of share awards previously granted to Company personnel by SEACOR Holdings and $3.4 million on non-deductible Spin-off related expenses reimbursed to SEACOR Holdings.

Depreciation and amortization. Depreciation and amortization expense was $1.4 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to net fleet additions, partially offset by lower depreciable values following impairment charges recognized during 2016.
Depreciation and amortization expense was $1.5 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to lower depreciable values following impairment charges recognized during 2016, partially offset by net fleet additions.
Losses on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company recognized impairment charges of $9.9 million related to one fast support vessel removed from service and two specialty vessels. In addition, the Company sold two offshore support vessels previously retired and removed from service and other equipment for net proceeds of $0.2 million and gains of $0.2 million. During the Prior Year Quarter, the Company recognized impairment charges of $29.2 million related to the anchor handling towing supply fleet and one specialty vessel. In addition, the Company sold four offshore support vessels and other equipment for net proceeds of $2.2 million and an immaterial gain.
During the Current Nine Months, the Company recorded impairment charges of $15.7 million primarily related to one leased-in supply vessel removed from service as it is not expected to be marketed prior to the expiration of its lease, one owned fast support vessel removed from service and two owned in-service specialty vessels. In addition, the Company sold two liftboats, one supply vessel, six offshore support vessels previously retired and removed from service and other equipment for net proceeds of $10.3 million and gains of $4.4 million. During the Prior Nine Months, the Company recognized impairment charges of $50.6 million related to its liftboat fleet, the anchor handling towing supply fleet and one specialty vessel. In addition, the Company sold real property, six offshore support vessels and other equipment for net proceeds of $4.1 million and gains of $0.6 million.
Other Income (Expense), Net
For the periods indicated, the Company’s other income (expense) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	$’000	$’000	$’000	$’000
Other Income (Expense):
Interest income	354	973	1,479	3,371
Interest expense	(4,295)	(2,512)	(12,023)	(7,455)
SEACOR Holdings management fees	—	(1,925)	(3,208)	(5,775)
SEACOR Holdings guarantee fees	(21)	(80)	(172)	(237)
Marketable security gains (losses), net	(698)	1,619	10,931	(4,458)
Derivative gains, net	13,022	16	12,720	3,077
Foreign currency losses, net	(106)	(1,084)	(1,389)	(3,463)
Other, net	—	1	(1)	266
	8,256	(2,992)	8,337	(14,674)
Interest income. Interest income in the Current Year Quarter and Current Nine Months was lower compared with the Prior Year Quarter and Prior Year Nine Months primarily due to lower interest from marketable security positions.
Interest expense. Interest expense in the Current Year Quarter and Current Nine Months was higher compared with the Prior Year Quarter and Prior Year Nine Months primarily due to lower capitalized interest and additional interest incurred on the debt facilities of Falcon Global, Sea-Cat Crewzer, Sea-Crewzer II and Sea-Cat Crewzer III.
Marketable security gains (losses), net. Marketable security gains of $10.9 million in the Current Nine Months and losses of $4.5 million in the Prior Nine Months were primarily due to a long security position exited by the Company during the first quarter of 2017.
Derivative gains, net. Net derivative gains during the Current Year Quarter and Current Nine Months was primarily due to a $13.0 million reduction in the fair value of the Company’s conversion option liability on its 3.75% Convertible Senior Notes. The reduction in the conversion option liability was primarily the result of declines in the Company’s share price and estimated credit spread. During the Prior Nine Months, net derivative gains were primarily due to unrealized gains on equity options.
Foreign currency losses, net. For all periods, foreign currency losses were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.

Income Tax Benefit
During the Current Nine Months, the Company’s effective income tax rate of 27.4% was primarily due to losses of foreign subsidiaries not benefited, non-deductible expenses associated with the Company’s participation in SEACOR Holdings’ share award plans and non-deductible Spin-off related expenses reimbursed to SEACOR Holdings. During the Prior Nine Months, the Company’s effective income tax rate of 33.5% was primarily due to losses of foreign subsidiaries not benefited and non-deductible expenses associated with the Company’s participation in SEACOR Holdings’ share award plans.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax
For the periods indicated, the Company’s equity in earnings (losses) of 50% or less owned companies, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	$’000	$’000	$’000	$’000
MexMar	793	859	3,382	4,290
Sea-Cat Crewzer	—	334	234	837
Sea-Cat Crewzer II	—	197	99	(466)
Dynamic Offshore	(7,553)	379	(6,936)	939
OSV Partners	(208)	(409)	(628)	(2,092)
SEACOR Grant DIS	(484)	(235)	(519)	(1,903)
Falcon Global	—	(104)	(1,559)	(1,431)
Other	146	(231)	630	(538)
	(7,306)	790	(5,297)	(364)
Current Year Quarter compared with Prior Year Quarter
Dynamic Offshore. During the Current Year Quarter, the Company recognized an impairment charge of $8.3 million, net of tax, for an other than temporary decline in the fair value of its equity investment upon Dynamic’s unsuccessful bid on a charter renewal with a customer. Its existing charter terminates in February 2018.
Current Nine Months compared with Prior Nine Months
Dynamic Offshore During the Current Nine Months, the Company recognized an impairment charge of $8.3 million, net of tax, for an other than temporary decline in the fair value of its equity investment upon Dynamic’s unsuccessful bid on a charter renewal with a customer. Its existing charter terminates in February 2018.
OSV Partners. During the Prior Nine Months, equity in losses of $2.1 million were primarily due to reduced utilization following the cold-stacking of three OSV Partners’ vessels as a result of continued weak market conditions and a loss of $1.0 million for the Company’s proportionate share of asset impairment charges.
Seacor Grant DIS. During the Prior Nine Months, equity in losses of $1.9 million were primarily due to a loss of $2.0 million for the Company’s proportionate share of asset impairment charges.
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
As of September 30, 2017, the Company had unfunded capital commitments of $68.9 million that included four fast support vessels, three supply vessels and one wind farm utility vessel. The Company’s capital commitments by year of expected payment are as follows (in thousands):

Remainder of 2017	$5,195
2018	40,932
2019	21,106
2020	1,645
$68,878
As of September 30, 2017, the Company had outstanding debt of $316.7 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities are as follows (in thousands):

Remainder of 2017	$19,096
2018	14,865
2019	46,798
2020	47,439
2021	28,678
Years subsequent to 2021	194,227
$351,103
As of September 30, 2017, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $177.4 million. As of September 30, 2017, construction reserve funds of $45.5 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $4.7 million available under subsidiary credit facilities for future capital commitments.
Summary of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	35,144	(16,498)
Investing Activities	(15,686)	(10,820)
Financing Activities	(8,076)	11,053
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,666	(1,500)
Increase in Cash and Cash Equivalents	13,048	(17,765)

Operating Activities
Cash flows provided by (used in) operating activities increased by $51.6 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2017	2016
	$’000	$’000
Regional DVP:
United States, primarily Gulf of Mexico	(5,070)	3,416
Africa, primarily West Africa	1,780	11,754
Middle East and Asia	(3,201)	13,330
Brazil, Mexico, Central and South America	4,366	6,300
Europe, primarily North Sea	17,563	15,586
Operating, leased-in equipment (excluding amortization of deferred gains)	(16,226)	(19,514)
Administrative and general (excluding provisions for bad debts and amortization of restricted stock)	(44,002)	(34,915)
SEACOR Holdings management and guarantee fees	(3,380)	(6,012)
Other, net	(1)	266
Dividends received from 50% or less owned companies	2,442	371
	(45,729)	(9,418)
Changes in operating assets and liabilities before interest and income taxes	29,110	(12,280)
Purchases of marketable securities	—	(8,679)
Proceeds from sale of marketable securities	51,877	9,169
Cash settlements on derivative transactions, net	(372)	(1,147)
Interest paid, excluding capitalized interest(1)	(4,745)	(418)
Interest received	3,001	4,164
Income taxes (paid) refunded, net	2,002	2,111
Total cash flows provided by (used in) operating activities	35,144	(16,498)
_____________________

(1)	During the Current Nine Months and Prior Nine Months, capitalized interest paid and included in purchases of property and equipment was $3.1 million and $5.1 million, respectively.
Cumulative regional DVP was $34.9 million lower in the Current Nine Months compared with the Prior Nine Months. See “Results of Operations” included above for a detailed discussion.
Administrative and general expenses were $9.1 million higher in the Current Nine Months compared with the Prior Nine Months. See “Results of Operations” included above for a detailed discussion.
Changes in operating assets and liabilities before interest and income taxes in the Current Nine Months improved compared with the Prior Nine Months primarily due to reductions in working capital as a result of lower activity levels and settlements with SEACOR Holdings.
Investing Activities
During the Current Nine Months, net cash used in investing activities was $15.7 million, primarily as a result of the following:

•	Capital expenditures and payments on fair value hedges were $52.7 million. Six fast support vessels and one platform supply vessel were delivered during the period.

•
The Company sold two liftboats, one supply vessel, six offshore support vessels previously retired and removed from service and other equipment for net proceeds of $10.3 million ($9.8 million in cash and $0.5 million of previously received deposits).

•	Construction reserve funds account transactions included deposits of $6.3 million and withdrawals of $39.1 million.

•	The Company made investments in, and advances to, its 50% or less owned companies of $5.3 million, including $2.4 million to Falcon Global and $2.3 million to OSV Partners.

•	The Company received capital distributions of $7.4 million from MexMar.

•	Effective March 31, 2017, the Company consolidated Falcon Global and assumed cash of $1.9 million.

•
Effective April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II LLC through the acquisition of its partners’ 50% ownership interest for $9.6 million, net of cash acquired.

•
Effective April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer LLC through the acquisition of its partners’ 50% ownership interest for $0.1 million, net of cash acquired.

During the Prior Nine Months, net cash used in investing activities was $10.8 million, primarily as a result of the following:

•	Capital expenditures were $82.8 million. Equipment deliveries during the period included twelve fast support vessels, one supply vessel and two wind farm utility vessels.

•	The Company sold two supply vessels, four standby safety vessels and other property and equipment for net proceeds of $4.1 million.

•	The Company made investments in, and advances to, its 50% or less owned companies of $8.2 million, including $6.8 million to Falcon Global and $1.2 million in OSV Partners.

•	Construction reserve funds account transactions included withdrawals of $76.7 million.

•	The Company received $0.5 million of net payments on third party notes receivable.
Financing Activities
During the Current Nine Months, net cash used in financing activities was $8.1 million. The Company:

•	borrowed $7.1 million under the Sea-Cat Crewzer III Term Loan Facility;

•	made scheduled payments on long-term debt and capital lease obligations of $8.6 million;

•	incurred issue costs on various facilities of $0.2 million;

•	purchased subsidiary shares from noncontrolling interests for $3.7 million; and

•	paid SEACOR Holdings $2.7 million for the distribution of SEACOR Marine restricted stock to Company personnel.
During the Prior Nine Months, net cash provided by financing activities was $11.1 million. The Company:

•	made scheduled payments on long-term debt of $2.3 million;

•	borrowed $23.5 million (€21.0 million) under the Windcat Credit Facility and repaid all of the subsidiary’s then outstanding debt totaling $22.9 million;

•	borrowed $16.1 million under the Sea-Cat Crewzer III Term Loan facility;

•	incurred issuance costs on various debt facilities of $3.2 million; and

•	made distributions to non-controlling interests of $0.2 million.
Short and Long-Term Liquidity Requirements
The Company believes that a combination of cash balances on hand, construction reserve funds, cash generated from operating activities, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital and debt service requirements. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s performance and liquidity, as well as the credit and capital markets.
Off-Balance Sheet Arrangements
For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There has been no material change in the Company’s off-balance sheet arrangements during the Current Nine Months, except for the impact of consolidating Falcon Global’s outstanding debt of $58.3 million effective March 31, 2017, which was previously disclosed as guaranteed by the Company.

Contractual Obligations and Commercial Commitments
For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There has been no material change in the Company’s contractual obligations and commercial commitments during the Current Nine Months, except for the assumption of the Sea-Cat Crewzer and Sea-Cat Crewzer II debt facilities and a reduction in SEACOR Holdings’ guarantees made on behalf of the Company, totaling $93.2 million as of September 30, 2017.
Contingencies
As of September 30, 2017, SEACOR Holdings has guaranteed $93.2 million for various obligations of the Company, including: debt facility and letter of credit obligations; performance obligations under sale-leaseback arrangements; and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the guaranteed obligations are settled by the Company.
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
For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There has been no material change in the Company’s exposure to market risk during the Current Nine Months.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2017. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017 solely as a result of the material weaknesses in the Company’s internal control over financial reporting noted in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 4, 2017 and described in detail below.
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
In connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2016, SEACOR Holdings identified certain material weaknesses in its internal control over financial reporting. Prior to the Spin-off, the Company was a consolidated subsidiary of SEACOR Holdings and its system of internal controls over financial reporting was part of the broader SEACOR Holdings control system. The following material weaknesses were identified by SEACOR Holdings and are also present in the Company’s control environment:
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
Management and the board of directors are deeply committed to maintaining internal controls over financial reporting and have no higher priority than the integrity of the Company’s financial statements. Management and the board of directors are equally focused on ensuring that the identified material weaknesses will be remediated promptly and effectively. Management has developed a remediation plan that is currently being implemented, which includes an improved approval process of certain manual journal entries, limiting access to the Company’s information technology system, and enhanced review and documentation controls relating to estimates of fair value and related impairment assessments. The Company is monitoring the effectiveness of the steps taken to ensure they are adequately addressing the identified weaknesses. The material weaknesses cannot be considered remediated until the applicable remedial controls have been fully implemented and have operated for a sufficient period of time to allow management to conclude, through testing, that these controls are operating effectively.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Current Year Quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except those related to addressing the Company’s material weaknesses as described above.

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
ITEM 1A.     RISK FACTORS
For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Information Statement filed as Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10. There have been no material changes in the Company’s risk factors during the Current Nine Months.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1
Omnibus Amendment Agreement relating to the Loan Agreement, dated as of August 3, 2015, by and among Falcon Global LLC, Falcon Pearl LLC and Falcon Diamond LLC, as joint and several borrowers, DNB Markets, Inc., Clifford Capital PTE. Ltd. and NIBC Bank N.V. as mandated lead arrangers and DNB Markets, Inc. as book runner and DNB Bank ASA, New York Branch, as Facility Agent and Security Trustee and the financial institutions identified on Schedule 1 thereto, as Lenders (incorporated by reference to Exhibit 4.5 of SEACOR Marine Holdings Inc.’s Amendment No. 3 to its Registration Statement on Form 10 filed with the Commission on May 4, 2017).

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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	November 9, 2017	By:	/s/ JOHN GELLERT
John Gellert, President and Chief Executive Officer (Principal Executive Officer)

DATE:	November 9, 2017	By:	/S/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)