Form 10-K
period 2017-12-31
SEACOR Marine Holdings Inc.
filed 2018-03-22
CIK 1690334

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-37966
SEACOR Marine Holdings Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	47-2564547
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7910 Main Street, 2nd Floor Houma, Louisiana	70360
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code (985) 876-5400

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2017 was approximately $332,370,118 based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of March 20, 2018 was 17,683,356.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR MARINE HOLDINGS INC.
FORM 10-K

i

ii

FORWARD-LOOKING STATEMENTS
Certain statements discussed in Item 1. (Business), Item 1A. (Risk Factors), Item 3. (Legal Proceedings), Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A. (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in Item 1A. (Risk Factors) and Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations). However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time. All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.
PART I
ITEM 1.    BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us,” “its” and the “Company” refer to SEACOR Marine Holdings Inc. and its consolidated subsidiaries. “SEACOR Marine” refers to SEACOR Marine Holdings Inc., incorporated in 2014 in Delaware, without its subsidiaries. “Common Stock” refers to the common stock, par value $.01 per share, of SEACOR Marine. The Company’s fiscal year ends on December 31 of each year.
SEACOR Marine’s principal executive office is located at 7910 Main Street, 2nd Floor, Houma, Louisiana 70360, and its telephone number is (985) 876-5400. SEACOR Marine’s website address is www.seacormarine.com. Any reference to SEACOR Marine’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.
The Company’s corporate governance documents, including the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on SEACOR Marine’s website or in print for stockholders.
All of the Company’s periodic reports filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on SEACOR Marine’s website, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those reports. These reports and amendments are available on SEACOR Marine’s website as soon as reasonably practicable after the Company electronically files the reports or amendments with the SEC. They are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information as to the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains these reports, proxy and information statements and other information.
Recent Developments
The Spin-off. SEACOR Marine was previously a subsidiary of SEACOR Holdings Inc. (along with its consolidated subsidiaries, other than SEACOR Marine, collectively referred to as “SEACOR Holdings”). On June 1, 2017, SEACOR Holdings completed a spin-off of SEACOR Marine by way of a pro rata dividend of SEACOR Marine’s Common Stock, all of which was then held by SEACOR Holdings, to SEACOR Holdings’ shareholders of record as of May 22, 2017 (the “Spin-off”). SEACOR Marine entered into certain agreements with SEACOR Holdings to govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement. Immediately following the Spin-off, SEACOR Marine began to operate as an independent, publicly traded company.

SEACOSCO. On January 17, 2018, the Company announced the formation of SEACOSCO Offshore LLC (“SEACOSCO”), a Marshall Islands entity jointly owned by the Company and affiliates of COSCO SHIPPING GROUP (“COSCO SHIPPING”), the world’s largest ship owner. SEACOSCO entered into contracts for the purchase of eight Rolls-Royce designed, new construction platform supply vessels (“PSVs”) from COSCO SHIPPING HEAVY INDUSTRY (GUANGDONG) CO., LTD (the “Shipyard”, an affiliate of COSCO SHIPPING) for approximately $161.1 million, of which 70% will be financed by the Shipyard, and secured by the PSVs on a non-recourse basis to the Company. SEACOSCO will take title to seven of the PSVs in 2018 and one in 2019. Thereafter, the Shipyard, at its cost, will store the PSVs at its facility for periods ranging from six to 18 months. The Company’s total committed investment for construction and working capital requirements is approximately $27.5 million for an unconsolidated 50% interest in SEACOSCO, with approximately $20.0 million payable in the first quarter of 2018 and the remaining balance due over the next 14 months as the vessels and the equipment are delivered. The Company will be responsible for full commercial, operational, and technical management of the vessels on a worldwide basis.
MOI Joint Venture. On February 9, 2018, the Company announced that the formation and capitalization of a joint venture between a wholly owned subsidiary of the Company and Montco Offshore, LLC (“MOI”) was consummated on February 8, 2018. In connection therewith and MOI’s plan of reorganization, which was confirmed on January 18, 2018, MOI emerged from its Chapter 11 bankruptcy case. In accordance with the terms of a Joint Venture Contribution and Formation Agreement, the Company and MOI contributed certain liftboat vessels and other related assets to Falcon Global Holdings LLC (“FGH”) and its designated subsidiaries, and FGH and its designated subsidiaries assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets. The transaction consolidates the fifteen liftboat vessels operated by the Company and six liftboat vessels previously operated by MOI. On February 8, 2018, Falcon Global USA LLC (“FGUSA”), a wholly owned subsidiary of FGH, paid $15.0 million of MOI’s debtor-in-possession obligations and entered into a $131.1 million credit agreement comprised of a $116.1 million term loan and a $15.0 million revolving loan facility (the “FGUSA Credit Facility”). The full amount of the term loan and other amounts paid by affiliates of MOI satisfied in full the amounts outstanding under MOI’s pre-petition credit facilities. The FGUSA Credit Facility, apart from a guarantee of certain interest payments and participation fees for two years after the closing of the transactions, is non-recourse to SEACOR Marine and its subsidiaries other than FGUSA. The Company will consolidate FGH as the Company holds approximately 72% of the equity interest in FGH and is entitled to appoint a majority of the board of managers of FGH. Immediately following the capitalization of FGH, the Company borrowed $5.0 million under the revolving loan facility for working capital purposes.
Business
The Company provides global marine and support transportation services to offshore oil and natural gas exploration, development and production facilities worldwide. The Company and its joint ventures operate a diverse fleet of offshore support and specialty vessels that (i) deliver cargo and personnel to offshore installations, (ii) handle anchors and mooring equipment required to tether rigs to the seabed, (iii) tow rigs and assist in placing them on location and moving them between regions, (iv) provide construction, well work-over and decommissioning support and (v) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists, safety support and emergency response services.
For a discussion of risk and economic factors that may impact the Company’s financial position and its results of operations, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equipment and Services
The following tables identify the types of vessels that comprise the Company’s fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by the Company. “Joint Ventured” are owned or operated by entities in which the Company does not have a controlling interest. “Leased-in” may either be vessels contracted from leasing companies to which the Company may have sold such vessels or vessels chartered-in from other third party owners. “Managed” are owned by entities not affiliated with the Company but operated by the Company for a fee. A description of vessel classes follows this table.

						Owned Fleet
	Owned(1)	Joint Ventured	Leased - in(1)	Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2017
Anchor handling towing supply	11	1	4	7	23	17	8	3
Fast support	41	5	1	3	50	9	19	22
Supply	12	17	—	2	31	11	1	11
Standby safety	19	1	—	—	20	34	—	19
Specialty	1	1	—	2	4	15	—	1
Liftboats	13	—	2	—	15	14	11	2
Wind farm utility	37	4	—	—	41	8	—	37
	134	29	7	14	184	14	39	95
2016
Anchor handling towing supply	11	1	4	9	25	16	8	3
Fast support	33	11	1	3	48	10	18	15
Supply	8	17	1	2	28	14	1	7
Standby safety	20	1	—	—	21	34	—	20
Specialty	3	1	—	2	6	13	—	3
Liftboats	13	—	2	—	15	14	13	—
Wind farm utility	37	3	—	—	40	7	—	37
	125	34	8	16	183	14	40	85
2015
Anchor handling towing supply	13	1	4	—	18	15	9	4
Fast support	23	11	1	3	38	10	8	15
Supply	13	15	2	4	34	14	2	11
Standby safety	24	1	—	—	25	35	—	24
Specialty	3	1	—	1	5	20	—	3
Liftboats	13	—	2	—	15	13	13	—
Wind farm utility	35	3	—	—	38	7	—	35
	124	32	9	8	173	15	32	92
______________________

(1)	Excludes three owned and one leased-in offshore support vessels retired and removed from service as of December 31, 2017.
As of December 31, 2017, 55 of the Company’s owned and leased-in vessels were outfitted with dynamic positioning (“DP”) systems. DP systems enable vessels to maintain a fixed position in close proximity to a rig or platform. The most technologically advanced DP systems have enhanced redundancy in the vessel’s power, electrical, computer and reference systems enabling vessels to maintain accurate position-keeping even in the event of failure of one of those systems (“DP-2”) and, in some cases, in the event of fire and flood (“DP-3”).
Anchor handling towing supply (“AHTS”) vessels are used primarily to support offshore drilling activities by towing, positioning and mooring drilling rigs and other marine equipment. AHTS vessels are also used to carry and launch equipment such as remote operated vehicles (“ROVs”) used underwater in drilling and well installation, maintenance, and repair and transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. The defining characteristics of AHTS vessels are: (i) horsepower (“bhp”); (ii) bollard pull, which is the pulling capacity of the AHTS vessel and is important for towing and positioning rigs; (iii) size of winch in terms of “line pull;” and (iv) wire storage capacity. The Company’s fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with DP systems and can also carry drilling fluids and cement below-deck. As of December 31, 2017, 12 of the 15 owned and leased-in AHTS vessels were equipped with DP-2 and two were equipped with DP-1.

Fast support vessels (“FSVs”) are lightweight, aluminum hull vessels used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations at greater speeds than traditional steel hull support vessels. FSVs can be catamaran or mono-hull vessels ranging from 130 to 210 feet in length and capable of speeds between 20 to 40 knots with capacities to carry special cargo, support both drilling operations and production services and transport passengers. FSVs built within the last ten years are sometimes equipped with DP-2 systems, firefighting equipment and ride control systems for greater comfort and performance. As of December 31, 2017, 22 of the 42 owned and leased-in FSVs were equipped with DP-2, six were equipped with DP-1, and two were equipped with DP-3. The Company’s FSV fleet includes vessels that have a passenger capacity of 36 to 150 and, on certain newer FSVs, include reclining seating, ambient lighting and other features to enhance marketability for passenger transport.
Supply vessels generally range from 190 to more than 300 feet in length and are primarily used to deliver cargo such as drilling fluids, liquid mud, methanol, diesel fuel and water to rigs and platforms where drilling and work-over activity is underway. These vessels are capable of being modified for a wide variety of other uses and missions, including, but not limited to, construction support typically when fitted with a crane, standby, security, firefighting, accommodation, and limited towing and anchor handling when fitted with a winch. Relevant differentiating features of supply vessels are total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and cement used in the drilling process, tank storage for water and fuel oil, fuel efficiency and accommodation capacity. Additional factors in the commercial marketability of supply vessels are operating draft because certain markets are limited in the size of vessel that can work safely and local flag preference and cabotage requirements and regulations. To improve station keeping ability, many modern supply vessels have DP systems capabilities. As of December 31, 2017, nine of the 12 owned and leased-in supply vessels were equipped with DP-2.
Standby safety vessels typically remain on location proximate to offshore rigs and production facilities to respond to emergencies. These vessels carry special equipment to rescue personnel and are equipped to provide first aid and shelter. These vessels sometimes perform a dual role, also functioning as supply vessels.
Specialty vessels include anchor handling tugs, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services.
Liftboats provide a self-propelled, stable platform to perform production platform construction, inspection, maintenance and removal; well intervention and work-over; well plug and abandonment; pipeline installation and maintenance; and diving operations. The length of jacking legs (160 feet to 265 feet for the Company’s liftboats) determines the water depth in which these vessels can work. Other differentiating features are crane lifting capacity and reach, clear deck area, electrical generating power and accommodation capacity. Liftboats were originally built and designed for the U.S. Gulf of Mexico. The standard design has been adapted to international markets, principally West Africa and Middle East, including larger accommodations, longer leg lengths and a preference for four legs compared with three. Additionally, the latest liftboats built internationally feature DP-2.
Wind farm utility vessels are used primarily to move personnel and supplies to offshore wind farms. There are two main types of the Company’s vessels; Windcats and Windspeeds. The Windcat series feature a catamaran hull with flush foredeck, providing a stable platform from which personnel can safely transfer to turbine towers, and are capable of speeds between 25 and 31 knots. The Windspeed series are rapid response vessels with a maximum speed of 38 knots, which are used for light work during the construction and operational periods of offshore wind farms. All of the Company’s wind farm utility vessels have been built since 2005.
In addition to its existing fleet, the six liftboat vessels acquired in connection with the MOI Joint Venture and the eight new supply vessels to be constructed as part of the SEACOSCO transaction, the Company has new construction projects in progress for 11 offshore support vessels, including:

•	two U.S.-flag, DP-2 fast support vessels scheduled for delivery between the first quarter of 2019 and the first quarter of 2020;

•	two U.S.-flag, DP-2 fast support vessels with uncertain delivery dates as the Company, at its option, may defer their construction for an indefinite period of time;

•	three U.S.-flag, DP-2 supply vessels scheduled for delivery between the third quarter of 2018 and third quarter of 2019; and

•	four foreign-flag wind farm utility vessels scheduled for delivery between the first quarter of 2018 and the first quarter of 2019.
This new equipment will meet the U.S. Environmental Protection Agency (“EPA”) Tier III environmental regulations. Vessels whose keel was laid after January 1, 2016 will have to meet EPA Tier IV environmental regulations, which the Company believes will add expense to the new construction of offshore support vessels, and may possibly be beyond current design capabilities.

Markets
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
The table below sets forth vessel types by geographic market as of December 31 for the indicated years. The Company sometimes participates in joint venture arrangements in certain geographical locations in order to enhance marketing capabilities and facilitate operations in certain foreign markets allowing for the expansion of its fleet and operations while diversifying risks and reducing capital outlays associated with such expansion.

	2017	2016	2015
United States, primarily U.S. Gulf of Mexico:
Anchor handling towing supply	10	10	9
Fast support	20	19	8
Supply	4	4	9
Specialty	1	1	—
Liftboats	12	15	15
	47	49	41
Africa, primarily West Africa:
Anchor handling towing supply	3	5	5
Fast support	9	10	11
Supply	6	4	5
Specialty	—	1	1
Wind farm utility	—	—	—
	18	20	22
Middle East and Asia:
Anchor handling towing supply	10	10	2
Fast support	16	14	14
Supply	8	7	8
Specialty	3	4	4
Liftboats	2	—	—
Wind farm utility	2	2	1
	41	37	29
Brazil, Mexico, Central and South America:
Anchor handling towing supply	—	—	2
Fast support	5	5	5
Supply	13	13	12
Liftboats	1	—	—
	19	18	19
Europe, primarily North Sea:
Standby safety	20	21	25
Wind farm utility	39	38	37
	59	59	62
Total Foreign Fleet	137	134	132
Total Fleet	184	183	173
United States, primarily U.S. Gulf of Mexico. As of December 31, 2017, 47 vessels were located in the U.S. Gulf of Mexico, including 37 owned, five leased-in, three joint ventured and two managed. The Company’s vessels in this market support deepwater anchor handling, fast cargo transport, general cargo transport, well intervention, work-over, decommissioning and diving operations.
Africa, primarily West Africa. As of December 31, 2017, 18 vessels were located in West Africa, including 14 owned, two leased-in, one joint ventured and one managed. The Company’s vessels in this area generally support projects for major oil companies, primarily in Angola. Other vessels in this region operate in the Republic of the Congo and Mauritania.
Middle East and Asia. As of December 31, 2017, 41 vessels were located in the Middle East and Asia, including 25 owned, five joint ventured and 11 managed. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Azerbaijan, Egypt, Israel, Indonesia, India and countries along the Arabian Gulf and Arabian Sea, such as Saudi Arabia, the United Arab Emirates and Qatar.
Brazil, Mexico, Central and South America. As of December 31, 2017, 17 vessels were located in Mexico, including two owned and 15 joint ventured through the Company’s 49% noncontrolling interest in Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”). These vessels, consisting of a fleet of FSVs, supply and liftboat vessels, provide support for exploration and production activities in Mexico. In addition, two owned vessels were located in Brazil. From time to time, the Company’s vessels have worked in Trinidad and Tobago, Guyana, Colombia and Venezuela.
Europe, primarily North Sea. As of December 31, 2017, 20 vessels were located in Europe providing standby safety and supply services, including 19 owned and one joint ventured. Demand for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. In addition, 39 vessels were located in this region supporting the construction and maintenance of offshore wind turbines, including 35 owned and four joint ventured. In the past, the Company has operated supply and AHTS vessels in this region.
Seasonality
The demand for the Company’s fleet can fluctuate with weather conditions because maintenance, construction and decommissioning activities are planned during times of the year with more favorable weather conditions. Seasonality is most pronounced for the liftboat fleet in the U.S. Gulf of Mexico, offshore support vessels in the Middle East and wind farm utility vessels in the North Sea, with peak demand normally occurring during the summer months. As a consequence of this seasonality, the Company typically schedules drydockings or other repair and maintenance activity during the winter months.
Customers and Contractual Arrangements
The Company’s principal customers are major integrated national and international oil companies and independent oil and natural gas exploration and production companies. Consolidation of oil and natural gas companies through mergers and acquisitions over the past several years has reduced the Company’s customer base. This has negatively affected exploration, field development and production activity as consolidated companies generally focus, at least initially, on increasing efficiency and reducing costs and delay or abandon exploration activity with less promise. During the year ended December 31, 2017, one customer, Perenco UK Limited, was responsible for 10% or more of the Company’s operating revenues. The Company’s ten largest customers accounted for approximately 59% of its operating revenues in 2017. The loss of one or more of these customers could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.
The Company earns revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Therefore, vessel revenues are recognized on a daily basis throughout the contract period. Under a time charter, the Company provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer and the customer assumes responsibility for all operating expenses and all risk of operation. In the U.S. Gulf of Mexico, time charter durations and rates are typically established in the context of master service agreements that govern the terms and conditions of the charter. From time to time, the Company may also participate in pooling arrangements whereby the time charter revenues of certain of the Company’s vessels are shared with the time charter revenues of certain vessels of similar type owned by non-affiliated vessel owners based upon an agreed formula.
Contract or charter durations may range from several days to several years. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common and constitute a significant portion of that market. Time charters in Asia have historically been less common and generally contracts or charters have terms of less than two years. In the Company’s other operating areas, charters vary in length from short-term to multi-year periods, many with cancellation clauses and no early termination penalty. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to provide services to a particular customer.
Competitive Conditions
The market for offshore marine services is highly competitive. The most important competitive factors are pricing and the availability and specifications of equipment to fit customer requirements. Other important factors include service, reputation, flag preference, local marine operating conditions, the ability to provide and maintain logistical support given the complexity of a project and the cost of moving equipment from one geographic region to another.
The Company has numerous competitors in each of the geographic regions in which it operates, ranging from international companies that operate in many regions to smaller local companies that typically concentrate their activities in one specific region.

Risks of Foreign Operations
For the years ended December 31, 2017, 2016 and 2015, 87%, 85% and 68%, respectively, of the Company’s operating revenues and $1.9 million, $(4.2) million, and $8.6 million, respectively, of the Company’s equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows or growth prospects. See the risk factors regarding international operations in “Item 1A. Risk Factors.”
Government Regulation
The Company’s ownership, operation, construction and staffing of vessels is subject to significant regulation under various international, federal, state and local laws and regulations, including international conventions and ship registry laws of the nations under which the Company’s vessels are flagged.
Regulatory Matters
Domestically registered vessels are subject to the jurisdiction of the United States Coast Guard (“USCG”), the National Transportation Safety Board (“NTSB”), the U.S. Customs and Border Protection (“CBP”), EPA and the U.S. Maritime Administration, as well as in certain instances applicable state and local laws. The Company’s operations may, from time to time, also fall under the jurisdiction of the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) and its Safety and Environmental Management System regulations, and the Company must also periodically certify that its maritime operations adhere to those regulations. These agencies and organizations establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards.
The Company is subject to regulation under the Jones Act and related U.S. cabotage laws, which restrict ownership and operation of vessels in the U.S. coastwise trade (i.e., trade between points in the United States), including the transportation of cargo. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S.-flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Violation of the Jones Act could prohibit operation of vessels in the U.S. coastwise trade during the period of such non-compliance, result in material fines and subject Company vessels to seizure and forfeiture.
To facilitate compliance with the Jones Act, the Company’s Second Amended and Restated Certificate of Incorporation and Second Amended and Restated By-Laws: (i) limit the aggregate percentage ownership by non-U.S. citizens of any class of the Company’s capital stock (including Common Stock) to 22.5% of the outstanding shares of each such class to ensure that ownership by non-U.S. citizens will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorize the Company’s Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%; (ii) require institution of a dual stock certification system to help determine such ownership; (iii) provide that any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against the Company and that neither the Company nor its transfer agent shall register such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as a stockholder of the Company for any purpose whatsoever except to exercise its remedies; (iv) provide that any such excess shares shall not have any voting or dividend rights; (v) permit the Company to redeem any such excess shares; and (vi) permit the Board of Directors to make such reasonable determinations as may be necessary to ascertain such ownership and implement such limitations. In addition, the Company’s Second Amended and Restated By-Laws provide that the number of non-U.S. citizen directors shall not exceed a minority of the number necessary to constitute a quorum for the transaction of business and restrict any non-U.S. citizen officer from acting in the absence or disability of the Chairman of the Board of Directors, the Chief Executive Officer or the President.
The Company operates vessels that are registered in the United States and others registered in a number of foreign jurisdictions. Vessels are subject to the laws of the applicable jurisdiction as to ownership, registration, manning, environmental protection and safety. Vessels operated as standby safety vessels in the North Sea are subject to the requirements of the Department of Transport of the United Kingdom pursuant to the United Kingdom Safety Act. In addition, the Company’s vessels are subject to the requirements of a number of international conventions, as amended, that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”); (ii) the International Convention for the Safety of Life at Sea, 1974 and 1978 Protocols (“SOLAS”); and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”).
The Maritime Labour Convention, 2006 (the “MLC”) establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC also provides a definition of seafarer that includes all persons engaged in work on a vessel in addition to the vessel’s crew. Under this MLC definition, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be responsible for salaries and/or benefits of third parties that may board one of its vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. Although the United States is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when visiting a port in a country that is a party to the MLC. The Company has developed and implemented a fleetwide plan designed to comply with the MLC to the extent applicable to its vessels.
The hull and machinery of every commercial vessel must be classed by an international classification society authorized by its country of registry, and be subject to survey and inspection by shipping regulatory bodies. The international classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Conventions. Certain of the Company’s vessels are subject to the periodic inspection, survey, drydocking and maintenance requirements of the USCG, the American Bureau of Shipping and other marine classification societies.
Under the Merchant Marine Act of 1936, the Company’s U.S.-flagged vessels will be subject to repositioning by the U.S. Government under certain terms and conditions during a national emergency as described further in the risk factor under the heading “The Company’s U.S.-flag vessels are subject to requisition for ownership or use by the United States in case of national emergency or national defense need” under Item 1A of this Annual Report on Form 10-K.
In addition to the USCG, the EPA, the U.S. Department of Transportation’s Office of Pipeline Safety, the BSEE and certain individual U.S. states regulate vessels, facilities and pipelines in accordance with the requirements of the Oil Pollution Act of 1990 (“OPA 90”) or analogous state law. There is currently little uniformity among the regulations issued by these agencies, which increases the Company’s compliance costs and risk of non-compliance.
Although the Company faces some risk when responding to third-party oil spills, a responder engaged in emergency and crisis activities has immunity from liability under federal law and all U.S. coastal state laws for any spills arising from its response efforts, except in the event of death or personal injury or as a result of its gross negligence or willful misconduct. As a result of the Deepwater Horizon incident in 2010, the response industry has sought to expand the responder immunity provisions enacted in OPA 90.
Environmental Compliance
The Company is subject to extensive federal, state, local and international environmental and safety laws and regulations, including laws and regulations related to the discharge of oil and pollutants into waters regulated thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions.
The Company does not expect that it will be required to make capital expenditures in the near future to comply with environmental laws and regulations that would have a material adverse effect on its financial position, results of operations, cash flows or growth prospects; however, because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations.
OPA 90 establishes a regulatory and liability regime for the protection of the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters of the United States and owners, operators and bareboat charterers of vessels operating in U.S. waters, which include the navigable waters of the United States and the 200 mile exclusive economic zone around the United States (the “EEZ”). For purposes of its liability limits and financial responsibility and response planning requirements, OPA 90 differentiates between tank vessels (such as chemical and petroleum product vessels and liquid tank barges) and “other vessels” (such as the Company’s offshore support vessels).
Under OPA 90, owners and operators of regulated facilities and owners and operators or bareboat charterers of vessels are “responsible parties” and may be jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills or threatened spills up to certain limits of liability (except if the limits are broken as discussed below). Damages are defined broadly to include: (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from, the destruction of real and personal property; (iii) net loss by the United States government, a state or political subdivision thereof, of taxes, royalties, rents, fees and profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire or other hazards or taking additional safety precautions; and (vi) loss of subsistence use of available natural resources.
OPA 90 limits liability for responsible parties for non-tank vessels, such as the Company’s, to the greater of $1,100 per gross ton or $939,800. These liability limits do not apply (a) if an incident is caused by the responsible party’s violation of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, (b) if the responsible party fails to report the incident or to provide reasonable cooperation and assistance in connection with oil removal activities as required by a responsible official or (c) if the responsible party fails to comply with an order issued under OPA 90.
OPA 90 requires vessel owners and operators to establish and maintain with the USCG evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. The Company has satisfied USCG regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. OPA 90 regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability for discharges of hazardous substances, similar to OPA 90, and provides compensation for cleanup, removal and natural resource damages. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.
Under the Nontank Vessel Response Plan Final Rule, owners and operators of nontank vessels are required to prepare Nontank Vessel Response Plans (“NTVRPs”). The Company expects its current pollution liability insurance to cover any cost of spill removal subject to coverage deductibles and limitations, including a cap of $1.0 billion. There could be a material adverse effect on the Company’s business, financial position, results of operations, cash flows or growth prospects if the Company incurs spill liability under circumstances in which the insurance carrier fails or refuses to provide coverage or the loss exceeds the Company’s coverage limitations.
MARPOL is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental discharges. It is implemented in the United States pursuant to the Act to Prevent Pollution from Ships.
Since the 1990s, the Department of Justice (“DOJ”) has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crew members, shore side personnel, and corporate officers related to violations of MARPOL. Violations have related to pollution prevention devices, such as the oily-water separator, and include falsifying records, obstructing justice, and making false statements. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required most defendants to implement a comprehensive environmental compliance plan (“ECP”) or risk losing the ability to trade in U.S. waters. If the Company is subjected to a DOJ prosecution, it could face significant criminal penalties and defense costs as well as costs associated with the implementation of an ECP.
The Clean Water Act (“CWA”) prohibits the discharge of “pollutants” into the navigable waters of the United States. The CWA also prohibits the discharge of oil or hazardous substances, into navigable waters of the United States and the EEZ around the United States and imposes civil and criminal penalties for unauthorized discharges, thereby exposing the Company to liability that is in addition to liability arising under OPA 90 and CERCLA.
The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the United States. Pursuant to the NPDES program, the EPA has issued Vessel General Permits covering discharges incidental to normal vessel operations. The current Vessel General Permit (the “2013 VGP”), which became effective in December 2013, applies to U.S.-flag and foreign-flag commercial vessels that are at least 79 feet in length and operate within the three-mile territorial sea of the United States. The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges that occur normally in the operation of a vessel, including ballast water, and implements various training, inspection, monitoring, record keeping, and reporting requirements, as well as corrective actions upon identification of deficiencies. The Company has filed a Notice of Intent to be covered by the 2013 VGP for each of its ships that operate in U.S. waters.
The EPA has indicated that a new Vessel General Permit will be issued by the end of 2018. The Company can provide no assurance that the permit will be issued on a timely basis, or at all, nor can it predict what additional costs it may incur to comply with any new Vessel General Permit.
Many countries have ratified and are thus subject to the liability scheme adopted by the International Maritime Organization (the “IMO”) and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the “1992 Protocol”). Under both the 1969 Convention and the 1992 Protocol, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil from ships carrying oil in bulk as cargo, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances, provided the discharge was not causes by the shipowner’s actual fault or intentional or reckless misconduct.
Vessels trading to countries that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its Protection and Indemnity (“P&I”) insurance will cover any liability under these conventions, subject to applicable policy deductibles, exclusions and limitations.
The United States is not a party to the 1969 Convention or the 1992 Protocol, and thus OPA 90, CERCLA, CWA and other federal and state laws apply in the United States as discussed above. In other jurisdictions where the 1969 Convention has not been adopted, various legislative and regulatory schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.
The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, was adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in the EEZs, of the countries that are party to it. Although the United States has not ratified this convention, U.S.-flag vessels operating internationally would be subject to it if they sail within the territories of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.
The National Invasive Species Act (“NISA”) was enacted in the United States in 1996 in response to growing reports of harmful organisms being released into U.S. waters through ballast water taken on by vessels in foreign ports. The USCG adopted regulations under NISA that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. All new vessels constructed on or after December 1, 2013, regardless of ballast water capacity, must comply with these requirements on delivery from the shipyard absent an extension from the USCG. For non-exempt vessels, ballast water treatment equipment may be required to be used on the vessel. In response to these requirements, the Company’s ships operating in the United States waters currently use water from U.S. public systems.
Some U.S. states have enacted legislation or regulations to address the introduction of invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s 2013 VGP certification. Other states may proceed with the enactment of similar requirements that could increase the Company’s costs of operating in state waters.
The IMO ratified the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, otherwise known as the Ballast Water Management Convention (the “BWM Convention”), which entered into force on September 8, 2017. Under the BWM Convention, all ships in international traffic are required to manage their ballast water and sediments under a ship-specific ballast water management plan. The United States is not a party to the BWM Convention, but vessels that undertake international voyages may have to install an IMO approved ballast water treatment system or use one of the other management options under the BWM Convention to achieve compliance. In response to these requirements, the Company currently uses a BWM Convention-compliant ballast water management method of chemical disinfectant on its vessels operating outside the United States.
The Endangered Species Act, related regulations and comparable state laws protect species threatened with possible extinction. Protection may include restrictions on the speed of vessels in certain ocean waters and may require the Company to change the routes of vessels during particular periods.
The Clean Air Act (as amended, the “CAA”) requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the United States, including major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some U.S. states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engines on oceangoing vessels.
MARPOL also addresses air emissions, including emissions of sulfur and nitrous oxide (“NOx”), from vessels, including a requirement to use low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. Vessels worldwide are currently required to use fuel with a sulfur content no greater than 3.5%, which the IMO decided in October 2016 to reduce to 0.5% beginning in January 2020. As a result of this reduction, fuel costs for vessel operators could rise dramatically beginning in 2020, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects. MARPOL also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes irrespective of the tonnage of the vessel into which such an engine is installed. Different levels, or Tiers, of control apply based on the vessel’s construction date. Within any particular Tier, the actual NOx limit is determined from the engine’s rated speed on a sliding scale based on engine revolutions per minute. The Tier III controls apply only to the specified vessels while operating in an Emission Control Area (“ECA”), as discussed below, established to further limit NOx emissions. The Tier II controls apply to vessels operating in areas outside of ECAs.
More stringent sulfur and NOx requirements apply in certain designated ECAs. There are currently four ECAs worldwide: the Baltic Sea ECA, North Sea ECA, North American ECA, and U.S. Caribbean ECA. As of January 1, 2015, vessels operating in an ECA must burn fuel with a sulfur content no greater than 0.1%. Further, marine diesel engines on vessels constructed on or after January 1, 2016 that are operated in an ECA must meet the stringent NOx standards described above.
The Company’s operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject in the United States to the requirements of the Resource Conservation and Recovery Act (“RCRA”) or comparable U.S. state, local or foreign requirements. From time to time the Company arranges for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. The EPA has a longstanding policy that RCRA only applies after wastes are “purposely removed” from a vessel. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. Moreover, vessel owners and operators may be subject to more stringent U.S. state hazardous waste requirements. If such materials are improperly disposed of by third parties with which the Company contracts, the Company may still be held liable for cleanup costs under applicable laws.
MARPOL also governs the discharge of garbage from ships. MARPOL defines certain sea areas, such as the “wider Caribbean region” as “special areas” requiring a higher level of protection than other areas of the sea.
Applicable MARPOL regulations provide for strict garbage management procedures and documentation requirements for all vessels and fixed and floating platforms. These regulations impose a general prohibition on the discharge of all garbage unless the discharge is expressly provided for under the regulations. The regulations have greatly reduced the amount of garbage that vessels are allowed to dispose of at sea and have increased the Company’s costs of disposing garbage remaining on board vessels at their port calls.
Various international conventions and federal, state and local laws and regulations have been considered or implemented to address the environmental effects of emissions of greenhouse gases, such as carbon dioxide and methane. The U.S. Congress has considered, but not adopted, legislation designed to reduce emission of greenhouse gases. At various United Nations climate change conferences, specific international accords or protocols to establish binding limitations on greenhouse gas emissions have been proposed. In December 1997, the Kyoto Protocol was adopted pursuant to which member parties agreed to implement national programs to reduce emissions of greenhouse gases. At the 2015 United Nations climate change conference in Paris, the Paris Agreement, which seeks to reduce emissions in an effort to slow global warming, was adopted. The Paris Agreement was signed by the United States in 2016, but in August 2017, the U.S. State Department officially informed the United Nations of the United States’ intent to withdraw. The Paris Agreement does not specifically mention shipping.
The IMO’s third study of greenhouse gas emissions from the global shipping fleet, which was concluded in 2014, predicted that, in the absence of appropriate policies, greenhouse gas emissions from ships could increase by 50% to 250% by 2050 depending on economic growth and energy developments in the future. The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The first step toward this goal occurred in October 2016, when the IMO adopted a system for collecting data on ships’ fuel-oil consumption, which will be mandatory and apply globally.
In June 2013, the European Commission proposed legislation and established a strategy for progressively integrating maritime emissions into the E.U.’s policy for reducing domestic greenhouse emissions. As of January 1, 2015, E.U. Member States have to ensure that ships in the Baltic, the North Sea and the English Channel are using fuels with a sulfur content of no more than 0.10%. In addition, the European Parliament and E.U. Council have adopted a series of regulations beginning with Regulation 2015/757, which became effective on July 1, 2015, that establish a system for monitoring, reporting and verifying emissions from vessels of 5,000 or more gross tons calling at E.U. ports. The first reporting period began on January 1, 2018.
In the United States, pursuant to an April 2007 decision of the U.S. Supreme Court, the EPA was required to consider whether carbon dioxide should be considered a pollutant that endangers public health and welfare, and thus subject to regulation under the CAA. In October 2007, the California Attorney General and a coalition of environmental groups petitioned the EPA to regulate greenhouse gas emissions from oceangoing vessels under the CAA. On December 1, 2009, the EPA issued an “endangerment finding” regarding greenhouse gases under the CAA. To date, the regulations proposed and enacted by the EPA regarding carbon dioxide have not involved oceangoing vessels. Under MARPOL, vessels operating in designated ECAs are required to meet fuel sulfur limits and NOx emission limits, including the use of engines that meet the EPA standards for NOx emissions, as discussed above.
Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, EU, United States or other countries where the Company operates that restrict emissions of greenhouse gases could result in financial and operational impacts on the Company’s business (including potential capital expenditures to reduce such emissions) that the Company cannot predict with certainty at this time. In addition, there may be significant physical effects of climate change from such emissions that have the potential to negatively impact the Company’s customers, personnel, and physical assets, any of which could adversely impact cargo levels, the demand for the Company’s services, or the Company’s ability to recruit personnel.
The Company manages exposure to losses from the above-described laws through its development of appropriate risk management programs, including compliance programs, safety management systems and insurance programs. Although the Company believes these programs mitigate its legal risk, there can be no assurance that any future regulations or requirements or any discharge or emission of pollutants by the Company will not have a material adverse effect on its business, financial position, results of operations, cash flows or growth prospects.

Security
Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the USCG, the IMO, states and local ports to adopt heightened security procedures relating to ports and vessels.
Specifically, on November 25, 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) was signed into law. To implement certain portions of MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the International Ship and Port Facility Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities. Among the various requirements under MTSA and/or the ISPS Code are:

•	onboard installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications;

•	onboard installation of ship security alert systems;

•	the development of vessel and facility security plans;

•	the implementation of a Transportation Worker Identification Credential program; and

•	compliance with flag state security certification requirements.
The USCG regulations, which are intended to align with international maritime security standards, generally deem foreign-flag vessels to be in compliance with MTSA vessel security measures provided such vessels have onboard a valid International Ship Security Certificate that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. However, U.S.-flag vessels that are engaged in international trade must comply with all of the security measures required by MTSA, as well as SOLAS and the ISPS Code.
In response to these new security programs, the Company has implemented security plans and procedures for each of its U.S.-flag vessels pursuant to rules implementing MTSA that have been issued by the USCG.
The International Safety Management Code (“ISM Code”), adopted by the IMO as an amendment to SOLAS, provides international standards for the safe management and operation of ships and for the prevention of marine pollution from ships. The United States enforces the ISM Code for all U.S.-flag vessels and those foreign-flag vessels that call at U.S. ports. All of the Company’s vessels that are 500 or more gross tons are required to be certified under the standards set forth in the ISM Code’s safety and pollution protocols. The Company also voluntarily complies with these protocols for some vessels that are under the mandatory 500-gross ton threshold. Under the ISM Code, vessel operators are required to develop an extensive safety management system (“SMS”) that includes, among other things, the adoption of a written system of safety and environmental protection policies setting forth instructions and procedures for operating their vessels subject to the ISM Code, and describing procedures for responding to emergencies. The Company has developed such a safety management system. These SMS policies apply to both the vessel and shore-side personnel and are vessel specific. The ISM Code also requires a Document of Compliance (“DOC”) to be obtained for the vessel manager and a Safety Management Certificate (“SMC”) to be obtained for each vessel subject to the ISM Code that it operates or manages. The Company has obtained DOCs for its shore side offices that have responsibility for vessel management and SMCs for each of the vessels that such offices operate or manage.
Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the USCG authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from utilizing United States ports.
Industry Hazards and Insurance
Vessel operations involve inherent risks associated with carrying large volumes of cargo and rendering services in a marine environment. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in death or injury to personnel, damage to equipment, loss of operating revenues, contamination of cargo, pollution and other environmental damages and increased costs. The Company maintains hull, liability and war risk, general liability, workers compensation and other insurance customary in the industry in which it operates. The Company believes it will be able to renew any expiring policy without causing a material adverse effect on the Company. The Company also conducts training and safety programs to promote a safe working environment and minimize hazards.

Employees
As of December 31, 2017, the Company employed 1,818 individuals directly and indirectly (through crewing or manning agreements), including 671 seafarers in the North Sea some of whom are members of a union under the terms of an ongoing agreement.
Management considers relations with its employees to be satisfactory.
ITEM 1A. RISK FACTORS
Risks, Uncertainties and Other Factors That May Affect Future Results
The Company’s business, financial position, results of operations, cash flows and growth prospects may be materially adversely affected by numerous risks. Carefully consider the risks described below, which represent some of the more material risk factors that affect the Company, as well as the other information that has been provided in this Annual Report on Form 10-K. The risks described below include all known material risks faced by the Company. Additional risks not presently known may also impair the Company’s business operations.
Risk Factors Related to the Company’s Business and Industry
The Company is exposed to fluctuating prices of oil and decreased demand for oil.
The market for the Company’s offshore support services is impacted by the comparative price for exploring, developing, and producing oil and natural gas and by the corresponding supply and demand for oil and natural gas, both globally and regionally. Among other factors, the increased supply of oil and natural gas from the development of new oil and natural gas supply sources and technologies to improve recovery from current sources, particularly shale, have reduced the price of oil and natural gas as well as demand and prices charged for offshore support services globally. The advent of electric cars, development of alternative sources of energy to hydrocarbons, such as solar and wind power, could also diminish the demand for oil and natural gas. Such diminution of demand could place continued or additional pressure on the price of oil and therefore demand for the Company’s services, as developing offshore oil fields, particularly in deep waters, is one of the most expensive sources of hydrocarbons. Other factors that influence the supply and demand and the relative price of oil include operational issues, natural disasters, weather, political instability, conflicts, civil unrest, the worldwide political and military environment, acts of terrorism, foreign exchange rates, economic conditions and actions by major oil-producing countries. The price of oil and the relative cost to extract, proximity to market and political imperatives of countries with offshore deposits affect the willingness to commit investment for contract drilling rigs and offshore support vessels used for offshore exploration, field development and production activities, which in turn affects the Company’s results of operations. Prolonged periods of low oil and natural gas prices or rising costs result in lower demand for the Company’s services and can give rise to impairments of the Company’s assets.
Beginning in the second half of 2014 and through the beginning of 2016, the price of oil dropped significantly, from a high of $107 per barrel during 2014 to a thirteen-year low of less than $27 per barrel in February 2016 (on the New York Mercantile Exchange). Prices remained low through 2016, and while prices have recovered recently, they still remain lower than prices from earlier in the decade. As of December 31, 2017, the price per barrel was approximately $60. When the Company’s customers experience low commodity prices or come to believe that they will be low in the future, they generally reduce their capital spending for offshore drilling, exploration and field development. The significant decrease in oil and natural gas prices that began in the second half of 2014 caused a reduction in many of the Company’s customers’ exploratory, drilling, completion and other production activities and, as a result, related spending on the Company’s services. As such, the Company’s overall fleet utilization for the years ended December 31, 2017, 2016 and 2015, was 54%, 54% and 69%, respectively. The prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, has materially and adversely affected the Company by negatively impacting its fleet utilization, which in turn has negatively affected its revenues, cash flows and profitability, the fair market value of the Company’s vessels and its ability to obtain additional debt or equity capital to finance its business. During the two years ended December 31, 2017 and 2016, the Company took an aggregate of $27.5 million and $119.7 million, respectively, of impairment charges primarily as a result of the low utilization rate of its fleet, coupled with the low rates per day worked over such two years. It could also affect the collectability of the Company’s receivables and its ability to retain skilled personnel. Periods of low activity intensify price competition in the industry and can lead to the Company’s vessels being idle for long periods of time.
If difficult market conditions persist and an anticipated recovery is delayed beyond the Company’s expectation, further deterioration in the fair value of vessels already impaired or revisions to its forecasts may result in the Company recording additional impairment charges related to its fleet in future periods.

Demand for many of the Company’s services is impacted by the level of activity in the offshore oil and natural gas exploration, development and production industry.
The level of offshore oil and natural gas exploration, development and production activity has historically been volatile. This volatility is likely to continue. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond the Company’s control, including:

•	the worldwide economic environment, trends in international trade or other economic trends, including recessions and the level of activity in energy-consuming markets;

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	assessments of offshore drilling prospects compared with land-based opportunities;

•	the cost of exploring for, producing and delivering oil and natural gas offshore and the relative cost of, and success in, doing so on land;

•	consolidation of oil and natural gas and oil service companies operating offshore;

•	worldwide supply and demand for energy, petroleum products and chemical products;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	federal, state, local and international political and economic conditions, and policies including cabotage and local content laws;

•	technological advancements affecting exploration, development, energy production and consumption;

•	the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of oil and natural gas production by non-OPEC countries;

•	international sanctions on oil producing countries and the lifting of certain sanctions against Iran;

•
civil unrest and the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities involving the Middle East, Russia, other oil-producing regions or other geographic areas or further acts of terrorism in the United States or elsewhere;

•	weather conditions;

•	environmental regulation;

•	regulation of drilling activities and the availability of drilling permits and concessions;

•	the ability of oil and natural gas companies to generate or otherwise obtain funds for capital projects; and

•	the development and exploitation of alternative fuel or energy sources.
The prolonged material downturn in oil and natural gas prices has caused a substantial decline in expenditures for exploration, development and production activity, which has resulted in a decline in demand and lower rates for the Company’s offshore energy support services and, in turn, lower utilization levels over the last two years. The continuation or worsening of such decrease in activity is likely to further reduce the Company’s day rates and its utilization, which may in turn have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects. In addition, an increase in commodity demand and prices will not necessarily result in an immediate increase in offshore or petroleum drilling activity since project development lead and planning times, reserve replacement needs, expectations of future commodity demand, prices and supply of available competing vessels all combine to affect demand for the Company’s vessels.
Moreover, for the years ended December 31, 2017, 2016 and 2015, approximately 13%, 15% and 32%, respectively, of the Company’s operating revenues were earned in the U.S. Gulf of Mexico. Historically, the Company has been and continues to be dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world due to more localized factors. Although the Company has some ability to shift the location of its assets, it is unlikely that the Company would be able to shift a sufficient number of assets from the U.S. Gulf of Mexico to counter a significant localized downturn in activity.
Unconventional crude oil and natural gas sources and improved economics of producing natural gas and oil from such sources has and will likely continue to exert downward pricing pressures on the price of crude oil and natural gas.
The rise in production of crude oil and natural gas from shale in North America and the commissioning of a number of new large Liquefied Natural Gas export facilities around the world are, at least to date, the primary contributors to an over-supplied natural gas market and a similar environment for the crude oil market. While production of crude oil and natural gas from unconventional sources is still a relatively small portion of the worldwide crude oil and natural gas production, improved drilling efficiencies are lowering the costs of extraction from these sources. The rise in production of natural gas and oil from these sources not only affects the price of oil but can also result in a reduction of capital invested in offshore oil and natural gas exploration. Because the Company provides vessels servicing offshore oil and natural gas exploration, a significant reduction in investments in offshore exploration and development in favor of investments in these unconventional resources could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
Difficult economic conditions and volatility in the capital markets could materially adversely affect the Company.
The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside the Company’s control and difficult to predict. Factors such as commodity prices, interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Uncertainty about global economic conditions may lead or require businesses to postpone capital spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts because their access to capital is impeded. This would in turn affect the Company’s profitability or results of operations. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial conditions of its customers. Volatility in the conditions of the global economic markets can also affect the Company’s ability to raise capital at attractive prices. The Company’s ongoing exposure to credit risks on its accounts receivable balances are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables; however, there can be no assurance that such procedures will effectively limit the Company’s credit risk and avoid losses that could have a material adverse effect on its financial position, results of operations, cash flows and growth prospects. Unstable economic conditions may also increase the volatility of the Company’s stock price.
The Company may record additional losses or impairment charges related to sold or idle vessels.
During 2017, 2016 and 2015, the Company recognized impairment charges of $27.5 million, $119.7 million and $7.1 million, respectively, related to tangible assets. Prolonged periods of low utilization or low day or charter rates, the sale of assets below their then carrying value or the decline in market value of the Company’s assets may cause the Company to experience further losses. If there are indications that the carrying value of any of the Company’s vessels may not be recoverable or if the Company sells assets for less than their then carrying value, the Company may recognize additional impairment charges on its fleet.
Failure to maintain an acceptable safety record may have an adverse impact on the Company’s ability to retain customers.
The Company’s customers consider safety and reliability a primary concern in selecting a service provider. The Company must maintain a record of safety and reliability that is acceptable to its customers. Should this not be achieved, the ability to retain current customers and attract new customers may be adversely affected, which in turn could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
There is a high level of competition in the offshore marine service industry.
The Company operates in a highly competitive industry, and the competitive nature of its industry and excess supply of equipment is currently depressing charter and utilization rates. A prolonged period of depressed rates could adversely affect the Company’s financial performance. The Company competes for business on the basis of price, reputation for excellent service, quality, suitability and technical capabilities of its vessels, availability of vessels, safety and efficiency, cost of mobilizing vessels from one market to a different market, and national flag preference. Further, competition has intensified as lower activity in the offshore oil and natural gas market has led to lower utilization and additional capacity. In addition, the Company’s ability to compete in international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors. If the Company is unable to successfully compete, it may have a materially adverse effect on its business, financial position, results of operations, cash flows and growth prospects.
An increase in the supply of vessels or equipment that serve offshore oil and natural gas operations could have an adverse impact on the charter rates earned by the Company’s vessels and equipment.
The Company’s industry is highly competitive, with oversupply of vessel capacity and intense price competition. Expansion of the supply of vessels and equipment that serve offshore oil and natural gas operations has increased competition in the markets in which the Company operates and affected prices charged by operators. Further, the refurbishment of disused or “mothballed” vessels, conversion of vessels from uses other than oil and natural gas exploration and production support and related activities or construction of new vessels and equipment have all added vessel and equipment capacity to current worldwide levels. The current oversupply of vessels and equipment capacity in the offshore marine market could lower charter rates and result in lower operating revenues, which in turn could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The Company relies on several customers for a significant share of its revenues, the loss of any of which could adversely affect the Company’s business and operating results.
The Company derives a significant portion of its revenues from a limited number of oil and natural gas exploration, development and production companies and government agencies. During the years ended December 31, 2017, 2016 and 2015, the Company’s ten largest customers accounted for approximately 59%, 58% and 55% of its operating revenues. During the year ended December 31, 2017, one customer, Perenco UK Limited, was responsible for 10% or more of the Company’s operating revenues. The portion of the Company’s revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, the Company’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. In addition, most of the Company’s contracts with its oil and natural gas customers can be canceled on relatively short notice and do not commit its customers to acquire specific amounts of services or require the payment of significant liquidated damages upon cancellation. The loss of business from any of the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, it may have a material adverse effect on the Company’s business, financial position, revenues, results of operation, cash flows and growth prospects.
Consolidation of the Company’s customer base could adversely affect demand for its services and reduce its revenues.
In recent years, oil and natural gas companies, energy companies and drilling contractors have undergone substantial consolidation and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for the Company’s services. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, which could adversely affect demand for the Company’s vessels thereby reducing its revenues.
The Company may be unable to maintain or replace its offshore support vessels as they age.
As of December 31, 2017, the average age of the Company’s owned vessels, excluding its standby safety and wind farm utility vessels, was approximately 11 years. The Company believes that after a vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. In addition, the Company must maintain its vessels to remain attractive to its customers and comply with regulations; however, the Company may be unable to carry out drydockings of its vessels or may be limited by insufficient shipyard capacity, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels, all of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The failure to successfully complete construction or conversion of the Company’s vessels, repairs, maintenance or routine drydockings on schedule and on budget could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
From time to time, the Company may have a number of vessels under conversion and may plan to construct or convert other vessels in response to current and future market conditions. The Company also routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance. Construction and conversion projects and drydockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in either construction or drydockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or undergoing drydockings. Significant cost overruns or delays for vessels under construction, conversion or retrofit could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The operations of the Company’s fleet may be subject to seasonal factors.
Demand for the Company’s offshore support services is directly affected by the levels of offshore drilling and production activity. Budgets of many of the Company’s customers are based upon a calendar year, and demand for the Company’s services has historically been stronger in the second and third calendar quarters when allocated budgets are expended by its customers and weather conditions are more favorable for offshore activities. In particular, the demand for the Company’s liftboat fleet in the U.S. Gulf of Mexico and offshore support vessels in the Middle East are seasonal with peak demand normally occurring during the summer months. Adverse events relating to the Company’s vessels or business operations during peak demand periods could have a more significant adverse effect on the Company’s financial position and results of operations. Additionally, seasonal volatility can create unpredictability in activity and utilization rates, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The Company has high levels of fixed costs that will be incurred regardless of its level of business activity.
The Company’s business has high fixed costs. Downtime or low productivity due to reduced demand, as is currently being experienced, can have a significant negative effect on the Company’s operating results and financial condition. Some of the Company’s fixed costs will not decline during periods of reduced revenue or activity. During times of reduced utilization, the Company may not be able to reduce its costs immediately as it may incur additional costs associated with preparing vessels for cold stacking. Moreover, the Company may not be able to fully reduce the cost of its support operations in a particular geographic region due to the need to support the remaining vessels in that region. A decline in revenue due to lower day rates and/or utilization may not be offset by a corresponding decrease in the Company’s fixed costs and could have a material adverse effect on its business, financial position, results of operations, cash flows and growth prospects.
As the markets recover or the Company changes its marketing strategies or for other reasons, the Company may be required to incur higher than expected costs to return previously cold-stacked vessels to class.
In response to the decrease in demand stemming from lower oil and natural gas prices, the Company has cold-stacked a number of offshore support vessels. As of December 31, 2017, 37 of its 141 owned and leased-in offshore support vessels were cold-stacked worldwide. No assurance can be given that the Company will be able to quickly bring these cold-stacked offshore support vessels back into service or that the cost of doing so would not be significant. Cold-stacked vessels are not always maintained with the same diligence as the Company’s marketed fleet. As a result, and depending on the length of time the vessels are cold-stacked, the Company could incur deferred drydocking costs for regulatory recertification to return these vessels to active service and may incur costs to hire and train mariners to operate such vessels. These costs are difficult to estimate and could be substantial. Delay in reactivating cold stacked offshore support vessels and the costs and other expenses related to the reactivation of cold-stacked offshore support vessels could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The Company may not be able to renew or replace expiring contracts for its vessels.
The Company’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of its customers. Given the highly competitive and historically cyclical nature of the industry, the Company may not be able to renew or replace expiring contracts or it may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing day rates, or that have terms that are less favorable to the Company than its existing contracts, or it may be unable to secure contracts for these vessels. This could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The early termination of contracts on the Company’s vessels could have a material adverse effect on its operations.
Most of the long-term contracts for the Company’s vessels contain early termination options in favor of the customer. Although some of such contracts have early termination remedies or other provisions designed to discourage the customer from exercising such options, the Company cannot assure investors that its customers would not choose to exercise their termination rights in spite of such remedies or the threat of litigation with the Company. Until replacement of such business with other customers, any termination could temporarily disrupt the Company’s business or otherwise adversely affect its financial condition and results of operations. The Company might not be able to replace such business on economically equivalent terms. In addition, during the current and prior downturns, the Company has experienced customers requesting contractual concessions even though such concessions were contrary to existing contractual terms. While the Company may not be legally required to give concessions, commercial considerations may dictate that it do so. If the Company is unable to collect amounts owed to it or long-term contracts for its vessels are terminated and its vessels are not sufficiently utilized, this could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
Increased domestic and international laws and regulations may materially adversely impact the Company, and the Company may become subject to additional international laws and regulations in the event of high profile incidents, such as the Deepwater Horizon drilling rig incident and resulting oil spill.
Changes in laws or regulations regarding offshore oil and natural gas exploration and development activities and technical and operational measures, whether or not in connection with specific incidents, may increase the Company’s costs and the costs of its customers’ operations. For instance, on April 22, 2010, an incident involving, the Deepwater Horizon, a semi-submersible deep water drilling rig operating in the U.S. Gulf of Mexico,resulted in fatalities and a significant flow of hydrocarbons from the BP Macondo well (the “Deepwater Horizon/BP Macondo Well Incident”). In response to the Deepwater Horizon/BP Macondo Well Incident, the regulatory agencies with jurisdiction over oil and natural gas exploration, including the U.S. Department of the

Interior and its relevant various sub-agencies, imposed temporary moratoria on drilling operations, by requiring operators to reapply for exploration plans and drilling permits that had previously been approved, and by adopting numerous new regulations and new interpretations of existing regulations regarding offshore operations that are applicable to the Company’s customers and with which their new applications for exploration plans and drilling permits must prove compliant. Compliance with these new regulations and new interpretations of existing regulations have materially increased the cost of drilling operations in the U.S. Gulf of Mexico. New or additional government regulations or laws concerning drilling operations in the U.S. Gulf of Mexico and other regions have in the past and could in the future materially increase the cost of drilling operations in the U.S. Gulf of Mexico and/or cause additional moratoria on drilling activities. These changes may influence decisions by customers or other industry participants that could reduce the demand for the Company’s services, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and natural gas.
The Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the release or continued use of offshore resources for oil and natural gas production. Because the Company’s operations rely on offshore oil and gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and natural gas leases (for example, due to a serious incident of pollution) could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business.
Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation and oversight, including by the USCG, Occupational Safety and Health Administration (“OSHA”), the NTSB, the EPA, IMO, the U.S. Department of Homeland Security, the U.S. Maritime Administration, the CBP, the BSEE, and state environmental protection agencies for those jurisdictions in which the Company operates, and to regulation by states and classification societies (such as the American Bureau of Shipping). The Company is also subject to regulation under international treaties, such as (i) MARPOL; (ii) SOL, and (iii) STCW. These agencies, organizations, regulations and treaties establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved safety standards. The CBP and USCG are authorized to inspect vessels at will. The Company has and will continue to spend significant funds to comply with these regulations and treaties. Failure to comply with these regulations and treaties may cause the Company to incur significant liabilities or restrictions on its operations, any of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The Company’s business and operations are also subject to federal, state, local and international laws and regulations, relating to environmental protection and occupational safety and health, including laws and regulations that govern the discharge of oil and pollutants into waters regulated thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, or the suspension or termination of the Company’s operations. Compliance with such laws and regulations frequently require installation of costly equipment, increased manning, increased fuel costs, specific training, or operational changes. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it is negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the removal costs and damages resulting from the discharge of oil within the navigable waters of the United States and the U.S. EEZ. In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. Liability for a catastrophic spill could exceed the Company’s available insurance coverage and result in it having to liquidate assets to pay claims. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ongoing cost of complying with these laws and regulations. Additionally, reduced enforcement of existing safety and other laws or regulations may result in a decline in the demand for the Company’s offshore support services that are provided in connection with compliance with such laws or regulations. The Company cannot be certain that existing laws, regulations or standards (and the enforcement thereof), as currently interpreted or reinterpreted in the future, or future laws and regulations and standards will not have a material adverse effect on its business, financial position, results of operations, cash flows and growth prospects. Regulation of the offshore marine services industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident that results in significant pollution or injury could result in additional regulation and lead to strict governmental enforcement or other legal challenges. The variability and uncertainty of current and future shipping regulations could hamper the ability of the Company and its customers to plan for the future or establish long-term strategies. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects. For more information, see “Business–Environmental Compliance.”
The Company is required by various governmental and quasi-governmental agencies to obtain, maintain and periodically renew certain permits, licenses and certificates with respect to its operations or vessels. In certain instances, the failure to obtain, maintain or renew these authorizations could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
There are risks associated with climate change and environmental regulations.
Governments around the world have, in recent years, placed increasing attention on matters affecting the environment and this could lead to new laws or regulations pertaining to climate change, carbon emissions or energy use that in turn could result in a reduction in demand for hydrocarbon-based fuel. In fact, a number of countries and the IMO have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures or international treaties may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions.
Governments could also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy. These requirements could reduce demand for oil and natural gas and therefore the services provided by the Company. Alternatively, changes in U.S. law permitting additional drilling on federal lands could divert capital from offshore exploration. In addition, new environmental or emissions control laws or regulations may require an increase in the Company’s operating costs and/or in its capital spending for additional equipment or personnel to comply with such requirements and could also result in a reduction in revenues due to downtime required for the installation of such equipment. Such initiatives could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
A violation of the Foreign Corrupt Practices Act of 1977 (“FCPA”) or similar worldwide anti-bribery laws may adversely affect the Company’s business and operations.
In order to effectively compete in certain foreign jurisdictions, the Company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the Company is subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. The Company has stringent policies and procedures in place to enforce compliance with the FCPA. Nevertheless, the Company does business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary and the Company may be held liable for actions taken by its strategic or local partners even though these partners may not be subject to the FCPA. The Company’s personnel and intermediaries, including its local operators and strategic partners, may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which it operates or may operate in the future. As a result, the Company faces the risk that an unauthorized payment or offer of payment could be made by one of its employees or intermediaries, even if such parties are not always subject to the Company’s control or are not themselves subject to the FCPA or other similar laws to which the Company may be subject. Any allegation or determination that the Company has violated the FCPA (or any other applicable anti-bribery laws in countries in which the Company does business, including the U.K. Bribery Act 2010) could have a material adverse effect on its business, financial position, results of operations, cash flows and growth prospects.
The Company has significant international operations, which subjects it to risks. Unstable political, military and economic conditions in foreign countries where a significant proportion of the Company’s operations is conducted could materially adversely impact its business.
The Company operates vessels and transacts other business worldwide. For the years ended December 31, 2017, 2016 and 2015, 87%, 85% and 68%, respectively, of the Company’s operating revenues and $1.9 million, $(4.2) million, and $8.6 million. respectively, of its equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and natural gas industry and, correspondingly, on the Company should it operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.
In addition, the Company’s ability to compete in international markets may be adversely affected by foreign government regulations that favor or require the awarding of contracts to local competitors, or that require foreign persons to employ citizens of, or purchase supplies from, a particular jurisdiction. Further, the Company’s foreign subsidiaries may face governmentally imposed restrictions on their ability to transfer funds to their parent company.

Activity outside the United States involves additional risks, including the possibility of:

•
United States embargoes or restrictive actions by United States and foreign governments that could limit the Company’s ability to provide services in foreign countries or cause retaliatory actions by such governments;

•	a change in, or the imposition of, withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	limitations on the repatriation of earnings or currency exchange controls and import/export quotas;

•	unwaivable, burdensome local cabotage and local ownership laws and requirements;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist acts, piracy and kidnapping;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for the Company’s services and its profitability;

•	potential noncompliance with a wide variety of laws and regulations, such as the FCPA, and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010;

•	labor strikes;

•	import or export quotas and other forms of public and government regulation;

•	changes in general economic and political conditions; and

•	difficulty in staffing and managing widespread operations.
The United Kingdom (the “U.K.”) held a referendum on June 23, 2016 regarding its membership in the European Union (the “E.U.”) in which a majority of the U.K. electorate voted in favor of the British government taking the necessary action for the U.K. to withdraw from the E.U. (the “Brexit”). On March 29, 2017, the U.K. notified the E.U. that it intended to withdraw from the E.U. as provided in Article 50 of the Treaty on European Union (“Article 50”). The terms of the withdrawal are subject to a negotiation period that could last at least two years from the withdrawal notification date.
The Company faces risks associated with the uncertainty following the referendum, the Article 50 notification, and the consequences that may result from the U.K.’s decision to exit the E.U. Among other things, the U.K.’s decision to leave the E.U., along with calls for the governments of other E.U. member states to also consider withdrawal, has caused, and is anticipated to continue to cause, significant new uncertainties and instability in European and global financial markets and currency exchange rate fluctuations, which may affect the Company and the trading price of the Company’s Common Stock. In addition, the exit of the U.K. from the E.U. could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the U.K. determines which E.U. treaties, laws and regulations to replace or replicate, including those governing maritime, labor, environmental, competition and other matters applicable to the provision of support vessel services. The impact on the Company’s business of any treaties, laws and regulations with and in the U.K. that replace the existing E.U. counterparts cannot be predicted. Any of these effects, and others the Company cannot anticipate, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The Company’s results could be impacted by U.S. social, political, regulatory and economic conditions as well as by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. government.
Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade (including the North American Free Trade Agreement and U.S. tariff policies), travel to and from the United States, immigration, manufacturing, development and investment in the territories and countries in which the Company operates, and any negative sentiments or retaliatory actions towards the United States as a result of such changes, could adversely affect the global marine and support transportation services industry, which could adversely affect the Company’s business, financial position, results of operations, cash flows and growth prospects.
Adverse results of legal proceedings could materially adversely affect the Company.
The Company is subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of its business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to the Company’s operations and may cause significant expenditure and diversion of management attention. The Company may be faced with significant monetary damages or injunctive relief against it that which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects should it fail to prevail in certain matters.
There are risks associated with the Company’s debt structure.
As of December 31, 2017, the Company has $314.9 million of outstanding indebtedness, including the 3.75% Convertible Senior Notes and obligations under secured notes and credit facilities secured by mortgages on various vessels.
The Company’s ability to meet its debt service obligations and refinance its current indebtedness, as well as any future debt that it may incur, will depend upon its ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, the Company’s results of operations, industry cycles, seasonality and financial, business, the general state of the capital markets at the time it seeks to refinance its debt and other factors, some of which may be beyond the Company’s control. If the Company cannot repay or refinance its debt as it becomes due, the Company may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, dedicating an unsustainable level of the Company’s cash flow from operations to the payment of principal and interest on its indebtedness and/or reducing the amount of liquidity available for working capital, capital expenditures and general corporate purposes. The Company’s failure to pay or refinance its current or future debt under a credit facility when it becomes due could lead to the acceleration of all amounts due under such facility and potentially trigger a default or acceleration of the Company’s other debt facilities. In addition, certain of the Company’s debt facilities contain, and its future debt facilities may contain, restrictive and/or financial maintenance covenants, including requirements to maintain a minimum level of liquidity which could also affect cash available for working capital, capital expenditures and general corporate purposes. Failure to comply with these covenants could result in the lenders accelerating all amounts due under the facility and potentially trigger a default or acceleration of the Company’s other debt facilities. The Company’s obligations to repay indebtedness and comply with restrictive and/or financial maintenance covenants could also impair its ability to rapidly respond to changes in its business or industry and withstand competitive pressures. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources” for additional information. The Company’s overall debt level and/or market conditions could limit its ability to issue additional debt in amounts and/or on terms that it considers reasonable.
The Company is subject to hazards customary for the operation of vessels that could disrupt operations and expose it to liability.
The operation of offshore support and related vessels is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. For instance, the Company’s operations in the U.S. Gulf of Mexico may be adversely affected by weather. The Atlantic hurricane season runs from June through November. Tropical storms and hurricanes may limit the Company’s ability to operate vessels in the proximity of storms, reduce oil and natural gas exploration, development and production activity, and could result in the Company incurring additional expenses to secure equipment and facilities. They may also require the Company to evacuate its vessels, personnel and equipment out of the path of a storm. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. Any such events would likely result in negative publicity for the Company and adversely affect its safety record, which would affect demand for its services in a competitive industry. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.
The Company’s insurance coverage may be inadequate to protect it from the liabilities that could arise in its business.
Although the Company maintains insurance coverage against the risks related to its business, risks may arise for which it may not be insured. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material, and certain policies impose caps on coverage. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, or the carrier is unable or unwilling to cover the claim, the Company could be exposed to substantial liability. Further, to the extent the proceeds from insurance are not sufficient to repair or replace a damaged asset, the Company would be required to expend funds to supplement the insurance and in certain circumstances may decide that such expenditures are not justified, which, in either case, could adversely affect the Company’s liquidity and ability to grow.
The Company may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect its financial condition and its results of operations, and may result in additional risks to its business.
The Company continuously evaluates the acquisition and disposition of assets relevant to participants in the offshore oil and natural gas industry and may in the future undertake significant transactions. Any such transaction could be material to the Company’s business and could take any number of forms, including mergers, joint ventures, investments in new lines of business and the purchase of equity interests or assets. The form of consideration associated with such transactions may include, among other things, cash, Common Stock, securities convertible into Common Stock or other securities (privately or through a public offering), equity interests in the Company’s subsidiaries, or other assets of the Company. The Company also evaluates the disposition of its assets, in whole or in part, which could take the form of asset sales, mergers or sales of equity interests in its subsidiaries (privately or through a public offering).
These types of significant transactions may present material risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, unexpected expenses, inadequate return of capital, potential acceleration of taxes currently deferred, regulatory or compliance issues, the triggering of certain covenants in the Company’s debt instruments (including accelerated repayment) and other unidentified issues not discovered in due diligence. As a result of the risks inherent in such transactions, the Company cannot guarantee that any such transaction will ultimately result in the realization of the anticipated benefits of the transaction or that significant transactions will not have a material adverse impact on its financial condition or its results of operations. If the Company was to complete such an acquisition, disposition, investment or other strategic transaction, it may require additional debt or equity financing that could result in a significant increase in the amount of debt the Company has or the number of outstanding shares of its Common Stock.
If the Company does not restrict the amount of ownership of its Common Stock by non-U.S. citizens, it could be prohibited from operating offshore support vessels in the United States, which would adversely impact the Company’s business and operating results.
The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of vessels used to carry passengers and cargo between points in the United States. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews and be owned and operated by “U.S. citizens” within the meaning of the Jones Act. Compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own the vessels that the Company operates in U.S. coastwise trade. Although the Company’s second amended and restated certificate of incorporation and second amended and restated bylaws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows and could temporarily or permanently prohibit the Company from operating vessels in the U.S. coastwise trade. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U. S. vessel documentation laws.
Repeal, amendment, suspension or non-enforcement of the Jones Act would result in additional competition for the Company and could have a material adverse effect on its business.
Substantial portions of the Company’s operations are conducted in the U.S. coastwise trade and thus subject to the provisions of the Jones Act (discussed above). For years, there have been attempts to repeal or amend such provisions, and such attempts are expected to continue in the future.
For example, in a 2017 congressional review of Puerto Rico’s financial situation following Hurricane Maria, several proponents of repealing the Jones Act offered bills to exempt the island from the Jones Act. Although the proposals were limited in scope and failed, there is a risk that such legislation could be reintroduced by the special committee tasked with overseeing Puerto Rico’s financial reorganization or others, which could lead to broader legislation affecting other aspects of the Jones Act.
Under certain conditions, the U.S. Secretary of Homeland Security can grant waivers of the Jones Act to foreign vessel operators. Thus far, the Secretary has granted waivers only for relatively short periods in connection with natural disasters and the transportation of petroleum released from the U.S. Strategic Petroleum Reserve. Nonetheless, future waivers, particularly if for longer periods, could result in increased competition, which could negatively impact the Company’s Jones Act operations.
Repeal, substantial amendment or waiver of provisions of the Jones Act could significantly adversely affect the Company by, among other things, resulting in additional competition from competitors with lower operating costs, because of their ability to use vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. points could be opened to foreign-flag or foreign-built vessels. Because foreign vessels may have lower construction costs and operate at significantly lower costs than companies operating in the U.S. coastwise trade, such a change could significantly increase competition in the U.S. coastwise trade, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

Restrictions on non-U.S. citizen ownership of the Company’s vessels could limit its ability to sell off any portion of its business or result in the forfeiture of its vessels.
As noted above, compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own the vessels that the Company operates in the U.S. coastwise trade. If the Company was to seek to sell any portion of its business that owns any of these vessels, it would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the U.S. citizenship restrictions described above. As a result, the sales price for that portion of the Company’s business may not attain the amount that could be obtained through unconstrained bidding. Furthermore, if at any point the Company or any of the entities that directly or indirectly own its vessels cease to satisfy the requirements to be a U.S. citizen within the meaning of the Jones Act, the Company would become ineligible to operate in the U.S. coastwise trade and may become subject to penalties and risk forfeiture of its vessels.
The Company’s second amended and restated certificate of incorporation and its second amended and restated bylaws limit the ownership of Common Stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act. These restrictions may affect the liquidity of the Company’s Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights.
Under the Jones Act, at least 75% of the outstanding shares of each class or series of the Company’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of the Company’s second amended and restated certificate of incorporation and its second amended and restated bylaws are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of the Company’s Common Stock.
Under the provisions of the Company’s second amended and restated certificate of incorporation, the aggregate percentage of ownership by non-U.S. citizens of any class or series of the Company’s capital stock is limited to 22.5% of the outstanding shares of each such class or series to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. The Company’s second amended and restated certificate of incorporation also restricts ownership of shares of any class or series of its capital stock by a single non-U.S. citizen (and any other non-U.S. citizen whose ownership position would be aggregated with such non-U.S. citizen for purposes of the Jones Act) to not more than 4.9% of the outstanding shares of each such class or series. The Company refers to such percentage limitations on ownership by persons who are not U.S. citizens within the meaning of the Jones Act as the “applicable permitted percentage.”
The Company’s second amended and restated certificate of incorporation provides that any transfer or purported transfer of any shares of any class or series of its capital stock that would otherwise result in ownership (of record or beneficially) by non-U.S. citizens of shares of such class or series in excess of the applicable permitted percentage will be void and ineffective, and neither the Company nor its transfer agent will register any such transfer or purported transfer in the Company records or recognize any such transferee or purported transferee as a stockholder of the Company for any purpose (including for purposes of voting and dividends) except to the extent necessary to effect the remedies available to the Company under its second amended and restated certificate of incorporation.
In the event such transfer restriction would be ineffective for any reason, the Company’s second amended and restated certificate of incorporation provides that if any transfer would otherwise result in ownership (of record or beneficially) by non-U.S. citizens of shares of such class or series in excess of the applicable permitted percentage, such transfer will cause such excess shares to be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries that are U.S. citizens within the meaning of the Jones Act. The proposed transferee will have no rights in the shares transferred to the trust, and the trustee, who will be a U.S. citizen chosen by the Company and unaffiliated with the Company or the proposed transferee, will have all voting, dividend and distribution rights associated with the shares held in the trust. The trustee will sell such excess shares to a U.S. citizen within 20 days of receiving notice from the Company (or as soon thereafter as a sale may be effected in compliance with all applicable securities laws) and distribute to the proposed transferee the lesser of the price that the proposed transferee paid for such shares and the amount received from the sale, and any gain from the sale will be paid to the charitable beneficiary of the trust.
These trust transfer provisions also apply to situations where ownership of a class or series of the Company’s capital stock by non-U.S. citizens in excess of the applicable permitted percentage would result from a change in the status of a record or beneficial owner thereof from a U.S. citizen to a non-U.S. citizen or from a repurchase or redemption by the Company of shares of its capital stock, in which case such person will receive the lesser of the market price of the shares on the date of such status change or such share repurchase or redemption and the amount received from the sale. As part of the foregoing trust transfer provisions, the trustee will be deemed to have offered the excess shares in the trust to the Company at a price per share equal to the lesser of (i) the market price on the date the Company accepts the offer and (ii) the price per share in the purported transfer or original issuance of shares, as described in the preceding paragraph, or the market price per share on the date of the status change or share repurchase or redemption, that resulted in the transfer to the trust.
As a result of the above trust transfer provisions, a proposed transferee that is a non-U.S. citizen, or a record or beneficial owner whose citizenship status change results in excess shares, or whose shares become excess shares as a result of a repurchase or redemption by the Company of its capital stock may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss.
To the extent that the above trust transfer provisions would be ineffective for any reason to prevent ownership (of record or beneficially) by non-U.S. citizens of the shares of any class or series of the Company’s capital stock in excess of the applicable permitted percentage, the Company’s second amended and restated certificate of incorporation provides that the Company, in its sole discretion, shall be entitled to redeem all or any portion of such excess shares most recently acquired (as determined by the Company in accordance with guidelines that are set forth in its second amended and restated certificate of incorporation), by non-U.S. citizens, or owned (of record or beneficially) by non-U.S. citizens as a result of a change in citizenship status or a repurchase or redemption by the Company of shares of its capital stock, at a redemption price based on a fair market value formula that is set forth in the Company’s second amended and restated certificate of incorporation. The per share redemption price may be paid, as determined by the Company’s Board of Directors, by cash, promissory notes, warrants or a combination thereof. Such excess shares shall not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by the Company. As a result of the above provisions, a proposed transferee or owner of the Company’s Common Stock that is a non-U.S. citizen may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss. Further, the Company may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case its financial condition may be materially weakened.
So that the Company may ensure its compliance with the Jones Act, its second amended and restated certificate of incorporation permits the Company to require that any record or beneficial owner of any shares of its capital stock provide the Company with certain documentation concerning such owner’s citizenship. These provisions include a requirement that every person acquiring, directly or indirectly, five percent (5%) or more of the shares of any class or series of the Company’s capital stock must provide the Company with specified citizenship documentation. In the event that any person does not submit such requested or required documentation to the Company, the Company’s second amended and restated certificate of incorporation provides it with certain remedies, including the suspension of the voting rights of such person’s shares of the Company’s capital stock and the payment of dividends and distributions with respect to those shares into an escrow account. As a result of non-compliance with these provisions, a record or beneficial owner of the shares of Common Stock may lose significant rights associated with those shares.
In addition to the risks described above, the foregoing restrictions on ownership by non-U.S. citizens could delay, defer or prevent a transaction or change in control that might involve a premium price for the Company’s Common Stock or otherwise be in the best interest of its stockholders.
If non-U.S. citizens own more than 22.5% of the Company’s Common Stock, the Company may not have the funds or the ability to redeem any excess shares and it could be forced to suspend its operations in the U.S. coastwise trade.
The Company’s second amended and restated certificate of incorporation and its second amended and restated bylaws contain provisions prohibiting ownership of its Common Stock by persons who are not U.S. citizens within the meaning of the Jones Act, in the aggregate, in excess of 22.5% of such shares, in order to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. The Company’s second amended and restated certificate of incorporation and its second amended and restated bylaws permit the Company to redeem such excess shares in the event that the transfer of such excess shares to a trust for sale would be ineffective. The per share redemption price may be paid, as determined by the Company’s board of directors, by cash, promissory notes or warrants. However, the Company may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, the Company is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25% of any such class or series of its capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, the Company will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would likely have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The Company’s U.S.-flag vessels are subject to requisition for ownership or use by the United States in case of national emergency or national defense need.
The Merchant Marine Act of 1936 provides that, during a national emergency declared by presidential proclamation or a period for which the President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes the Company) and any vessel under construction in the United States. If any of the Company’s vessels were purchased or chartered by the federal government under this law, the Company would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages it may suffer. The purchase or charter for an extended period of time by the federal government of one or more of the Company’s vessels under this law could have a material adverse effect on its business, financial position, results of operations, cash flows and growth prospects.
The Company may not be fully indemnified by its customers for damage to their property or the property of their other contractors.
The Company’s contracts are individually negotiated, and the levels of indemnity and allocation of liabilities in them can vary from contract to contract depending on market conditions, particular customer requirements and other factors existing at the time a contract is negotiated. Additionally, the enforceability of indemnification provisions in the Company’s contracts may be limited or prohibited by applicable law or may not be enforced by courts having jurisdiction, and the Company could be held liable for substantial losses or damages and for fines and penalties imposed by regulatory authorities. The indemnification provisions of the Company’s contracts may be subject to differing interpretations, and the laws or courts of certain jurisdictions may enforce such provisions while other laws or courts may find them to be unenforceable, void or limited by public policy considerations, including when the cause of the underlying loss or damage is the Company’s gross negligence or willful misconduct, when punitive damages are attributable to the Company or when fines or penalties are imposed directly against the Company. The law with respect to the enforceability of indemnities varies from jurisdiction to jurisdiction. Current or future litigation in particular jurisdictions, whether or not the Company is a party, may impact the interpretation and enforceability of indemnification provisions in the Company’s contracts. There can be no assurance that the Company’s contracts with its customers, suppliers and subcontractors will fully protect the Company against all hazards and risks inherent in its operations. There can also be no assurance that those parties with contractual obligations to indemnify the Company will be financially able to do so or will otherwise honor their contractual obligations.
The Company may not be able to sell vessels to improve its cash flow and liquidity because it may be unable to locate buyers with access to financing or to complete any sales on acceptable terms or within a reasonable time frame.
The Company may seek to sell some of its vessels to provide liquidity and cash flow. However, given the current downturn in the oil and natural gas industry, there may not be sufficient activity in the market to sell the Company’s vessels and it may not be able to identify buyers with access to financing or to complete any such sales. Even if the Company is able to locate appropriate buyers for its vessels, any sales may occur on less favorable terms than the terms that might be available in a more liquid market or at other times in the business cycle. In addition, the terms of the Company’s current and future indebtedness may limit its ability to sell assets, including vessels, or require that it use the proceeds from any such sale in specified manner.
The Company may be unable to collect amounts owed to it by its customers.
The Company typically grants its customers credit on a short-term basis. Related credit risks are inherent as the Company does not typically collateralize receivables due from customers. In addition, many of its international customers are state controlled and, as a result, the Company’s receivables may be subject to local political priorities, which are out of the Company’s control. The Company provides estimates for uncollectible accounts based primarily on its judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivables valuations stated on the Company’s financial statements. However, the Company’s receivables valuation estimates may not be accurate and receivables due from customers reflected in its financial statements may not be collectible. The Company’s inability to perform under its contractual obligations, or its customers’ inability or unwillingness to fulfill their contractual commitments to the Company, may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The Company participates in joint ventures, and its investments in joint ventures could be adversely affected by its lack of sole decision-making authority and disputes between its partners and itself.
The Company participates in domestic and international joint ventures to further expand its capabilities, share risks and gain access to local markets. Due to the nature of joint venture arrangements, the Company does not unilaterally control the operating, strategic and financial policies of these business ventures. Decisions are often made on a collective basis, including the purchase and sale of assets, charter arrangements with customers and cash distributions to partners. In addition, joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions, which means that each joint venture party may have a veto right with respect to such decisions, which could lead to deadlock in the operations of the joint venture or partnership. Decisions made by the managers or the boards of these entities may not always be the decision that is most beneficial to the Company as one of the equity holders of the entity and may be contrary to the Company’s objectives and may limit the Company’s ability to transfer its interests. Investments in joint ventures involve risks that would not be present were a third party not involved, including the possibility that the Company’s co-ventures might become bankrupt or fail to fund their share of required capital contributions. Any failure of such other companies to meet their obligations to the Company or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, in turn, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company’s participation in industry-wide, multi-employer, defined benefit pension plans expose it to potential future losses.
Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer defined benefit pension plans in the U.K., the U.K. Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants. As a result, the Company may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate, and in the event that the Company withdraws from participation in one or both of these plans, it may be required to pay the plan an amount based on its allocable share of the underfunded status of the plan. Depending on the results of future actuarial valuations, it is possible that the plans could experience further deficits that will require funding from the Company, which would negatively impact its financial position, results of operations and cash flows.
Negative publicity may adversely impact the Company.
Media coverage and public statements that insinuate improper actions by the Company, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on the Company’s reputation and the morale of its employees, which could materially adversely affect its business, financial position, results of operations, cash flows and growth prospects.
The Company’s operations are subject to certain foreign currency, interest rate, fixed-income, equity and commodity price risks.
The Company is exposed to certain foreign currency, interest rate, fixed-income, equity and commodity price risks and, although some of these risks may be hedged, fluctuations could impact its financial position and its results of operations. The Company has, and anticipates that it will continue to have, contracts denominated in foreign currencies. It is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates during a contract period. The Company’s financial position, results of operations and cash flows have been negatively impacted for certain periods and positively impacted for other periods, and may continue to be affected to a material extent by the impact of foreign currency exchange rate fluctuations. For example, strengthening of the U.S. dollar could give rise to reduced prices from shipyards and incentivize additional investment in new equipment notwithstanding the current state of such market. The Company’s financial position, results of operations and cash flows may also be affected by the cost of hedging activities that it undertakes. Volatility in the financial markets and overall economic uncertainty also increase the risk that the actual amounts realized in the future on the Company’s debt and equity instruments could differ significantly from the fair values currently assigned to them. In addition, changes in interest rates may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects. Specifically, rising interest rates, including a potential rapid rise in interest rates, could increase the Company’s cost of capital.
The Company engages in hedging activities which exposes it to risks.
For corporate purposes and also as part of its trading activities, the Company has in the past and may in the future use futures and swaps to hedge risks, such as escalation in fuel costs and movements in foreign exchange rates and interest rates. Such activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. The Company may also purchase inventory in larger than usual levels to lock in costs when it believes there may be large increases in the price of raw materials or other material used in its business. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counter-party risk due to failure of an exchange or institution with which it has entered into a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile. If the Company fails to offset such volatility, this may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The final impacts of the Tax Cuts and Jobs Act could be materially different from the Company’s current estimates.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law (the “Tax Act”). The Tax Act introduced significant changes to the Internal Revenue Code of 1986, as amended. The Company continues to examine the impact the Tax Act may have on its business. Notwithstanding the reduction in the federal corporate income tax rate from 35% to 21% as a result of Tax Act, the estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based upon the Company’s further analysis of the new law.
The Company’s inability to attract and retain qualified personnel and crew its vessels could have an adverse effect on its business.
Attracting and retaining skilled personnel is an important factor in the Company’s future success. In addition, the success of the Company is dependent upon its ability to adequately crew its vessels. The market for qualified personnel is highly competitive and the Company cannot be certain that it will be successful in attracting and retaining qualified personnel and crewing its vessels in the future.

The Company’s success depends on key members of its management, the loss of whom could disrupt its business operations.
The Company depends to a large extent on the efforts and continued employment of its executive officers and key management personnel. It does not maintain key-man insurance. The loss of services of one or more of its executive officers or key management personnel could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The Company’s employees are covered by federal laws that may subject it to job-related claims in addition to those provided by state laws.
Some of the Company’s employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws preempt state workers’ compensation laws and permit these employees and their representatives to pursue actions against employers for job-related incidents in federal courts based on tort theories. Because the Company is not generally protected by the damage limits imposed by state workers’ compensation statutes for these types of claims, it may have greater exposure for any claims made by these employees.
The Company relies on information technology, and if it is unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, its operations could be disrupted and its business could be negatively affected.
The Company relies on its own and third-party service providers’ information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of its business including its vessel operation systems containing information about vessel positioning and scheduling; to monitor its vessel maintenance and engine systems; to coordinate its business across its bases of operation including cargo delivery and equipment tracking; and to communicate within its organization and with customers, suppliers, partners and other third-parties. The Company’s ability to service customers and operate vessels is dependent on the continued operation of these systems. These information technology systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber-attacks, telecommunication failures, user errors or catastrophic events. The Company’s technology systems are also subject to cybersecurity attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to its data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems and other electronic security breaches.
The Company’s information technology systems are in some cases integrated, so damage, disruption or shutdown to the system could result in a more widespread impact. If the Company’s information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company’s operations could be disrupted and its business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information, data loss and corruption. There is no assurance that the Company will not experience these service interruptions or cyber-attacks in the future. Recent action by the IMO’s Maritime Safety Committee and United States agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. The Company is unable to predict the impact of such regulations at this time. Further, as the methods of cyber-attacks continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerabilities to cyber-attacks.
Risk Factors Related to the Company’s Spin-off
The Company relies on SEACOR Holdings’ performance under various agreements and the Company will continue to be dependent on SEACOR Holdings to provide it with support services for its business. In addition, SEACOR Holdings will rely on the Company’s performance under various agreements.
The Company has entered into various agreements with SEACOR Holdings in connection with the Spin-off, including two Transition Services Agreements, a Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. These agreements govern the Company’s relationship with SEACOR Holdings subsequent to the Spin-off including administrative and similar services that each company will provide to the other under the Transition Services Agreements. It is possible that if SEACOR Holdings were to fail to fulfill its obligations under these agreements the Company could suffer operational difficulties or significant losses.
If the Company is required to indemnify SEACOR Holdings for certain liabilities and related losses arising in connection with any of these agreements, the Company may be subject to substantial liabilities, which could materially adversely affect its financial position. Specifically, pursuant to the Distribution Agreement, the Company and SEACOR Holdings are required to use their commercially reasonable efforts to cause SEACOR Holdings to be released from any guarantees it has given to third-parties on the Company’s behalf or on behalf of the Company’s 50% or less owned companies. If SEACOR Holdings is not released under any of these guarantees, the Company is required to indemnify SEACOR Holdings for any liabilities incurred as a guarantor. As of December 31, 2017, the aggregate amount of obligations that SEACOR Holdings has guaranteed on the Company’s behalf was $69.1 million. Under the Distribution Agreement, the Company must pay SEACOR Holdings a fee of 0.5% per annum of the aggregate amount of guaranteed by SEACOR Holdings.

Under the terms of the Transition Services Agreements, the Company and SEACOR Holdings provide each other with certain support services on an interim basis following the Spin-off. The Company expects these services to be provided for varying durations but no greater than two years following the Spin-off.
Although SEACOR Holdings is contractually obligated to provide the Company with services during the term of the agreement, the Company cannot assure investors that the services will be performed as efficiently or proficiently after the expiration of the agreement, or that the Company will be able to replace these services in a timely manner or on comparable terms. They also contain provisions that may be more favorable than terms and provisions the Company might have obtained in arms-length negotiations with unaffiliated third parties. When SEACOR Holdings ceases to provide services pursuant to the agreement, the Company’s costs of procuring those services from third parties may increase. In addition, the Company may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those under the SEACOR Holdings Transition Services Agreement. Although the Company intends to replace some of the services provided by SEACOR Holdings under the SEACOR Holdings Transition Services Agreement, the Company may encounter difficulties replacing certain services or be unable to negotiate pricing or other terms as favorable as those it currently has in effect. To the extent that the Company may require additional support from SEACOR Holdings not addressed in the SEACOR Holdings Transition Services Agreement, the Company would need to negotiate the terms of receiving such support in future agreements. Further, if the Company fails to perform under the SEACOR Marine Transition Services Agreement, depending upon the circumstance surrounding the failure, it may become liable to SEACOR Holdings for damages.
The Company may not achieve some or all of the expected benefits of the Spin-off, and the Spin-off could harm the Company’s business.
The Company may not be able to achieve the full strategic and financial benefits expected to result from the Spin-off, or such benefits may be delayed or not occur at all. The Spin-off and distribution was expected to provide various benefits, including, among others, enhanced strategic and management focus, improved management incentive tools and a distinct investment identity.
The Company may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•	the Spin-off will require significant amounts of management’s time and effort and the complexity of the transaction may distract management from executing on its business goals;

•	increased operating and overhead costs in the aggregate;

•	following the Spin-off, the Company’s business will be less diversified than the SEACOR Holdings business prior to the Spin-off;

•	the potential loss of synergies from the Spin-off; and

•	the other actions required to separate the respective businesses could disrupt the Company’s operations.
If the Company fails to achieve some or all of the benefits expected to result from the Spin-off, or if such benefits are delayed, its business could be harmed.
The Company’s ability to meet its capital needs may be harmed by the loss of financial support from SEACOR Holdings, and the lack of availability of capital in the future may affect the Company’s ability to grow its business.
The Company’s business is capital intensive, and to the extent it does not generate sufficient cash from operations, it will need to raise additional funds through public or private debt or equity financings to execute its growth strategy. The loss of financial support from SEACOR Holdings could harm the Company’s ability to meet its capital needs and significantly increase its cost of capital. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms.
Following the Spin-off, SEACOR Holdings no longer funds the Company’s operations or capital expenditures. In view of the Company’s small relative size as compared with SEACOR Holdings, the Company may not have access to debt financing and, even if the Company does have access, it may not be able to obtain terms as favorable as SEACOR Holdings has been able to achieve in its debt financings. As a result, the Company cannot guarantee investors that it will be able to obtain capital market financing or credit on favorable terms, or at all, in the future. The Company cannot assure investors that its ability to meet its capital needs will not be harmed by the loss of financial support from SEACOR Holdings.
If the Company raises additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of its existing stockholders may result. If the Company raises additional debt financing, it will incur additional interest expense and the terms of such debt may be at less favorable rates than existing debt and could require the pledge of assets as security or subject the Company to financial and/or operating covenants that affect the Company’s ability to conduct its business. Any capital raising activities would be subject to the restrictions in the Tax Matters Agreement. If funding is insufficient at any time in the future, or the Company is unable to conduct capital raising activities as a result of restrictions in the Tax Matters Agreement, the Company may be unable to acquire additional vessels, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
If there is a determination that the Spin-off was taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the tax opinion were incorrect or for any other reason, then SEACOR Holdings, its stockholders that are subject to U.S. federal income tax and SEACOR Marine could incur significant U.S. federal income tax liabilities.
In connection with the Spin-off, SEACOR Holdings received an opinion of its counsel, Milbank, Tweed, Hadley & McCloy LLP, substantially to the effect that the Spin-off qualifies as a transaction that is described in Section 355 of the Code. The opinion relied on certain facts, assumptions, representations and undertakings from SEACOR Holdings and the Company regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect, SEACOR Holdings and its stockholders may not be able to rely on the opinion of counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of counsel, the IRS could determine on audit that the Spin-off was taxable if it determines that any of these facts, assumptions, representations or undertakings were not correct or had been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of SEACOR Holdings or SEACOR Marine after the Spin-off. If the Spin-off is determined to be taxable, SEACOR Holdings, its stockholders that are subject to U.S. federal income tax and the Company could incur significant U.S. federal income tax liabilities.
Prior to the Spin-off, the Company and SEACOR Holdings entered into the Tax Matters Agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters. Taxes relating to or arising out of the failure of the Spin-off to qualify as a tax-free transaction for U.S. federal income tax purposes are the responsibility of SEACOR Holdings, except, in general, if such failure is attributable to the Company’s action or inaction or SEACOR Holdings’ action or inaction.
The Company’s obligations under a Tax Matters Agreement are not limited in amount or subject to any cap. Further, even if the Company is not responsible for tax liabilities of SEACOR Holdings and its subsidiaries under the Tax Matters Agreement, the Company nonetheless could be liable under applicable tax law for such liabilities if SEACOR Holdings were to fail to pay them. If the Company is required to pay any liabilities under the circumstances set forth in the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.
The Company may not be able to engage in certain corporate transactions for a period of time after the Spin-off.
To preserve the tax-free treatment to SEACOR Holdings of the Spin-off, under the Tax Matters Agreement with SEACOR Holdings, the Company may not take any action that would jeopardize the favorable tax treatment of the distribution. These restrictions may limit the Company’s ability to pursue certain strategic transactions or engage in other transactions that might increase the value of its business for the two-year period following the Spin-off.
A number of the Company’s directors and officers own common stock and other equity instruments of SEACOR Holdings, which could cause conflicts of interests.
A number of the directors and officers own a substantial amount of SEACOR Holdings common stock (including restricted share awards that vested upon consummation of the Spin-off) along with other equity instruments, the value of which is related to the value of SEACOR Holdings common stock. The direct and indirect interests of the Company’s directors and officers in SEACOR Holdings common stock and the presence of certain of SEACOR Holdings principal executives on the Company’s board of directors could create, or appear to create, conflicts of interest with respect to matters involving both the Company and SEACOR Holdings that could have different implications for SEACOR Holdings than they do for the Company. As a result, the Company may be precluded from pursuing certain opportunities on which it would otherwise act, including growth opportunities.
The Company does not intend to adopt specific policies or procedures to address conflicts of interests that may arise as a result of certain of its directors and officers owning SEACOR Holdings common stock. The Company has adopted a Related Person Transactions Policy to provide guidance in identifying, reviewing and, where appropriate, approving or ratifying transactions with related persons. In addition, prior to consummation of the Spin-off, the Company adopted separate Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Supplemental Code of Ethics that will provide guidelines to its directors and officers in addressing conflicts of interest.
The Spin-off may expose the Company to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The Spin-off is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (i) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return, and (ii) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business, or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by the Company or SEACOR Holdings or any of the Company’s respective subsidiaries) may bring an action alleging that the distribution or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, voiding the Company’s claims against SEACOR Holdings, requiring the Company’s shareholders to return to SEACOR Holdings some or all of the shares of the Company’s Common Stock issued in the distribution, or providing SEACOR Holdings with a claim for money damages against the Company in an amount equal to the difference between the consideration received by SEACOR Holdings and the fair market value of the Company at the time of the distribution.
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, an entity would be considered insolvent if (i) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (ii) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (iii) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (iv) it has unreasonably small capital for the business in which it is engaged. The Company cannot assure investors what standard a court would apply to determine insolvency or that a court would determine that the Company, SEACOR Holdings or any of the Company’s respective subsidiaries were solvent at the time of or after giving effect to the distribution.
The distribution of SEACOR Marine Common Stock is also subject to review under state corporate distribution statutes. Under the Delaware General Corporation Law (the “DGCL”), a corporation may only pay dividends to its shareholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although SEACOR Holdings intended to make the distribution of SEACOR Marine Common Stock entirely from surplus, the Company cannot assure investors that a court will not later determine that some or all of the distribution to SEACOR Holdings shareholders was unlawful.
As a condition to the distribution, the SEACOR Holdings board of directors obtained, prior to the distribution, an opinion from a nationally recognized provider of such opinions that SEACOR Holdings and the Company would each be solvent and adequately capitalized immediately after the Spin-off. The Company cannot assure investors, however, that a court would reach the same conclusions set forth in the opinion in determining whether SEACOR Holdings or the Company were insolvent at the time of, or whether lawful funds were available for the Spin-off and the distribution to SEACOR Holdings shareholders.
Risk Factors Related to the Company’s Common Stock
The Company’s stock price may fluctuate significantly, and investors may not be able to sell their shares at an attractive price.
The trading price of the Company’s Common Stock may be volatile and subject to wide price fluctuations in response to various factors including:

•	market conditions in the broader stock market;

•	the Company’s capital structure and liquidity;

•	commodity prices and in particular prices of oil and natural gas;

•	actual or anticipated fluctuations in the Company’s quarterly financial condition and results of operations;

•	introduction of new equipment or services by the Company or its competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales, or anticipated sales, of large blocks of the Company’s Common Stock;

•	additions or departures of key personnel;

•	the ability or willingness of OPEC to set and maintain production levels for oil;

•	oil and natural gas production levels by non-OPEC countries;

•	regulatory or political developments;

•	litigation and governmental investigations; and

•	changing economic conditions.
These and other factors may cause the market price and demand for the Company’s Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of the Company’s Common Stock and may otherwise negatively affect the liquidity of the Company’s Common Stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of the Company’s stockholders were to bring a lawsuit against it, the Company could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of the Company’s management from its business.
An investor’s percentage of ownership in the Company may be diluted in the future.
As with any publicly traded company, an investor’s percentage ownership in the Company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that the Company has and will continue to grant to its directors, officers and employees. In addition, an investor’s percentage ownership in the Company will be diluted if any of the holders of the 3.75% Convertible Senior Notes exercise their right to convert the principal amount of their outstanding notes, in whole or in part, into shares of the Company’s Common Stock. Holders of the 3.75% Convertible Senior Notes are entitled to convert the principal amount of their outstanding notes into shares of the Company’s Common Stock at an initial conversion rate of 23.26 shares of the Company’s Common Stock per $1,000 principal amount of the 3.75% Convertible Senior Notes through November 29, 2022. The Company has granted the holders of the 3.75% Convertible Senior Notes certain registration rights to assist them with the sale of Common Stock issuable upon conversion of such notes. Any substantial issuance of the Company’s Common Stock, including Common Stock issuable upon the conversion of the 3.75% Convertible Senior Notes, could significantly affect the trading price of the Company’s Common Stock.
If securities or industry analysts do not publish research or reports about the Company’s business, if they adversely change their recommendations regarding the Company’s stock or if the Company’s results of operations do not meet their expectations, the Company’s stock price and trading volume could decline.
The trading market for the Company’s Common Stock is influenced by the research and reports that industry or securities analysts publish about the Company or its business. If one or more of these analysts cease coverage of the Company or fail to publish reports on the Company regularly, the Company could lose visibility in the financial markets, which in turn could cause its stock price or trading volume to decline. Moreover, if one or more of the analysts who cover the Company downgrade recommendations regarding the Company’s stock, or if the Company’s results of operations do not meet their expectations, the Company’s stock price could decline and such decline could be material.
For as long as the Company is “Emerging Growth Company,” it will be exempt from certain reporting requirements, including those relating to accounting standards and disclosure about its executive compensation, that apply to other public companies.
In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “Emerging Growth Companies,” including certain requirements relating to accounting standards and compensation disclosure. The Company is classified as an “Emerging Growth Company,” which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. For as long as the Company is an “Emerging Growth Company,” which may be up to five full fiscal years, unlike other public companies, unless the Company elects not to take advantage of applicable JOBS Act provisions, it will not be required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholder advisory and other votes on executive compensation. The Company cannot predict if investors will find its Common Stock less attractive if it chooses to rely on these exemptions. If some investors find the Company’s Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for the Company’s Common Stock and its stock price may be more volatile.
As noted above, under the JOBS Act, “Emerging Growth Companies” can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. The Company elected not to take advantage of such extended transition period, which election is irrevocable pursuant to Section 107 of the JOBS Act.

The Company is obligated to develop and maintain proper and effective internal control over financial reporting and is subject to other requirements that will be burdensome and costly.
The Company has historically operated its business as a segment of a public company. As a separate company, it is required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. The Company is also required to ensure that it has the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, the Company is subject to other reporting and corporate governance requirements, including the requirements of the NYSE, and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon the Company. As a public company, the Company is required to:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with its obligations under the federal securities laws and NYSE rules;

•	create or expand the roles and duties of its board of directors and committees of the board of directors;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	supplement its internal accounting and auditing function, including hiring additional staff with expertise in accounting and financial reporting for a public company;

•	enhance and formalize closing procedures at the end of the Company’s accounting periods;

•	enhance the Company’s internal audit function;

•	enhance the Company’s investor relations function;

•	establish new internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.
These changes require a significant commitment of additional resources, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. The Company may not be successful in fully and efficiently implementing these requirements and implementing them could materially adversely affect its business, financial position, results of operations, cash flows and growth prospects.
Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 could have a material adverse effect on the Company.
The Company’s internal controls were initially developed when it was a subsidiary of SEACOR Holdings; however, Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires the Company to establish effective internal controls over financial reporting and disclosure controls and procedures pursuant to Section 404 and to assess the effectiveness of such controls beginning with the fiscal year ended December 31, 2018.
In connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2016, SEACOR Holdings identified material weaknesses in its internal control over financial reporting related to (i) the review and approval of manual journal entries made to the general ledger and (ii) the review and documentation of assumptions, data and calculations used in the assessment of impairments of vessels and other-than-temporary impairment of equity method investments. Because the Company was previously a consolidated subsidiary of SEACOR Holdings and the Company’s system of internal controls over financial reporting was part of the SEACOR Holdings control environment, the Company was deemed to have material weaknesses as well.
While these previous material weaknesses were remediated, if the Company is unable to maintain adequate internal control over financial reporting, it may be unable to report its financial information on a timely basis, may violate applicable stock exchange listing rules or suffer other adverse regulatory consequences and may breach the covenants under its credit facilities. There could also be a negative reaction in the price of the Company’s Common Stock due to a loss of investor confidence in the Company and the reliability of its financial statements. It cannot be assumed that the Company will not have another material weakness in its internal controls over financial reporting in the future.
Moreover, the Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The existence of a material weakness could result in errors in the Company’s financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company’s Common Stock.

Provisions in the Company’s second amended and restated certificate of incorporation, second amended and restated bylaws, and Delaware law may discourage, delay or prevent a change of control of the Company or changes in the Company’s management and, therefore, may depress the trading price of its Common Stock.
The Company’s second amended and restated certificate of incorporation and second amended and restated bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of the Company or changes in its management, including, among other things:

•	restrictions on the ability of the Company’s stockholders to fill a vacancy on the board of directors;

•	restrictions related to the ability of non-U.S. citizens owning the Company’s Common Stock;

•
The Company’s ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the absence of cumulative voting in the election of directors which may limit the ability of minority stockholders to elect directors; and

•
advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of the Company.

These provisions in the Company’s second amended and restated certificate of incorporation and second amended and restated bylaws may discourage, delay or prevent a transaction involving a change in control of the Company that is in the best interest of its stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of the Company’s Common Stock if they are viewed as discouraging future takeover attempts.
The Company’s second amended and restated by-laws provide that, unless the Company otherwise consents in writing to an alternative forum, the Court of Chancery located in the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of the Company to itself or to its stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, or any action asserting a claim governed by the internal affairs doctrine.
The Company’s second amended and restated by-laws provide that, unless the Company otherwise consents in writing to an alternative forum, the Court of Chancery located in the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of the Company to itself or to its stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, or any action asserting a claim governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, employees or other stockholders, which may discourage such lawsuits against the Company and its directors, officers, employees or other stockholders. Alternatively, if a court were to find this provision in the Company’s second amended and restated by-laws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect its business and financial condition.
The Company does not expect to pay dividends to holders of its Common Stock.
The Company currently intends to retain its future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of its business. The Company does not intend to pay any dividends to holders of its Common Stock. As a result, capital appreciation in the price of the Company’s Common Stock, if any, will be investor’s only source of gain or income on an investment in the Company’s Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Offshore support vessels are the principal physical properties owned by the Company as more fully described in “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of SEACOR Marine serve at the pleasure of the Board of Directors. The name, age and offices held by each of SEACOR Marine’s current executive officers are as follows:

Name	Age	Position
John Gellert	47
President and Chief Executive Officer since June 1, 2017. Prior to the Spin-off, Mr. Gellert was the Co-Chief Operating Officer of SEACOR Holdings since February 23, 2015 and from May 2004 to February 2015, Senior Vice President of SEACOR Holdings. In July 2005, Mr Gellert was appointed President of SEACOR Holdings’ Offshore Marine Services’ segment, a capacity in which he served until the Spin-off. Since June 1992, when Mr. Gellert joined SEACOR Holdings, until July 2005, he had various financial, analytical, chartering and marketing roles within SEACOR Holdings.

Matthew Cenac	52
Executive Vice President and Chief Financial Officer since June 1, 2017. Prior to the Spin-off, Mr. Cenac was the Executive Vice President and Chief Financial Officer of SEACOR Holdings since February 23, 2015 and from August 2014 to February 2015, Mr. Cenac was Senior Vice President and Chief Financial Officer of SEACOR Holdings. From August 2005 to August 2015, Mr. Cenac was Vice President and Chief Accounting Officer of SEACOR Holdings. From June 2003 to August 2005, Mr. Cenac was Corporate Controller of SEACOR Holdings.

Robert Clemons	47
Executive Vice President and Chief Operating Officer since June 1, 2017. Prior to the Spin-off, Mr. Clemons served as Vice President and Chief Operating Officer of SEACOR Holdings’ Americas division since 2007. Prior to 2007, Mr. Clemons was General Manager of SEACOR Holdings’ Offshore Marine Services’ West Africa region. Mr. Clemons has over 15 years of industry experience and holds degrees in business and law.

Jesus Llorca	42
Executive Vice President of Corporate Development since June 1, 2017. Prior to the Spin-off, Mr. Llorca was a Vice President of SEACOR Holdings since 2007. From 2004 to 2007, Mr. Llorca worked in the corporate group of SEACOR Holdings Inc. assisting the General Counsel. From 2000 to 2004, Mr. Llorca worked for Nabors Drilling. Mr. Llorca graduated from ICADE with degrees in law and business.

Anthony Weller	66
Senior Vice President and Managing Director of the International Division since June 1, 2017. Prior to the Spin-off, Mr. Weller served as Managing Director of SEACOR Holdings’ Offshore Marine Services’ International Division since 2009. Mr. Weller has over 40 years of industry experience and is a Master Mariner.

Clyde Camburn	59
Senior Vice President and Chief Accounting Officer since June 1, 2017. Prior to the Spin-off, Mr. Camburn was the Company’s Vice President of Finance since 2008. Mr. Camburn has over 30 years of industry experience and is a Chartered Certified Accountant in the United Kingdom.

Andrew H. Everett II	35
Senior Vice President, General Counsel and Secretary since January 22, 2018. Prior to his appointment, Mr. Everett was an associate in the Global Corporate Group of Milbank, Tweed, Hadley & McCloy LLP from 2008 until 2018. Mr. Everett received his J.D. from Boston College Law School and B.S. from Bentley University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock
SEACOR Marine’s Common Stock began trading on the New York Stock Exchange (“NYSE”) on June 2, 2017 under the trading symbol “SMHI.” Set forth in the table below for the periods presented are the high and low sale prices for SEACOR Marine’s Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2018:
First Quarter (through March 20, 2018)	$19.51	$11.76
Fiscal Year Ending December 31, 2017:
Second Quarter(1)	$30.40	$16.19
Third Quarter	$20.48	$11.93
Fourth Quarter	$16.07	$11.66
_____________________

(1)	Includes activity from the first day of trading beginning June 2, 2017 through June 30, 2017.
As of March 20, 2018, there were 149 holders of record of Common Stock.
The Company has not paid cash dividends to holders of its Common Stock since the Spin-off and currently does not intend on paying any such dividend for the foreseeable future. Any payment of future dividends will be at the discretion of SEACOR Marine’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions, including the provisions of the Company’s other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.
Issuer Repurchases of Equity Securities
There were no shares of Common Stock purchased during the three months ended December 31, 2017.

Performance Graph
Set forth in the graph below is a comparison of the cumulative total return that a hypothetical investor would have earned assuming the investment of $100 over the period commencing on June 2, 2017 in (i) the Common Stock of the Company, (ii) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (iii) a peer issuer group comprised of publicly-traded companies participating in the offshore marine industry. The information set forth in the graph below shall be considered “furnished” but not “filed” for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934.

		Total Return Since,(1)
	Jun 2, 2017	Jun 30, 2017	Jul 31, 2017	Aug 31, 2017	Sep 30, 2017	Oct 31, 2017	Nov 30, 2017	Dec 31, 2017
Company	100	99	71	62	76	69	59	57
S&P 500	100	99	102	102	104	106	110	111
Peer Issuers(2)	100	90	93	82	83	79	60	68
_____________________

(1)	Total returns assume the reinvestment of dividends.

(2)
The Peer Issuer group is comprised of publicly-traded companies selected on an industry basis. The Peer Issuer group data is calculated using the share prices for the following companies participating in the offshore marine industry: Bourbon Corp., Soldstad Farstad ASA, and DO ASA. While the Company considers Hornbeck Offshore Services, Inc., Tidewater Inc. and Gulfmark Offshore, Inc. to also participate in the offshore marine industry and in the future will consider including them in its Peer Issuer group, each of these companies was excluded from the Peer Issuer group due to the significant effect of the refinancing of indebtedness and other financial restructurings (including Chapter 11 restructurings) on their respective share prices during the relevant time period.

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED HISTORICAL FINANCIAL INFORMATION.
The following table sets forth for the periods indicated (in thousands, except share data and statistics), selected historical consolidated and combined financial data for the Company. Such financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in Parts II and IV, respectively, of this Annual Report on Form 10-K.

	For the years ended December 31,
	2017	2016	2015	2014	2013
Operating Revenues	$173,783	$215,636	$368,868	$529,944	$567,263
Operating Income (Loss)	$(128,359)	$(174,888)	$(38,935)	$68,429	$88,179
Other Income (Expenses):
Net interest expense	$(14,727)	$(5,550)	$(2,589)	$(5,782)	$(11,167)
SEACOR Holdings management fees	(3,208)	(7,700)	(4,700)	(16,219)	(18,861)
Derivative gains (losses), net	20,256	2,995	(2,766)	(171)	83
Other	9,015	(5,162)	(3,586)	13,296	(2,206)
Other Income (Expense), Net	$11,336	$(15,417)	$(13,641)	$(8,876)	$(32,151)
Net Income (Loss) attributable to SEACOR Marine Holdings Inc.	$(32,901)	$(132,047)	$(27,249)	$48,076	$49,717
Basic and Diluted Loss Per Common Share of SEACOR Marine Holdings Inc.	$(1.87)	$(7.47)	$(1.54)	N/A	N/A
Basic and Diluted Weighted Average Shares Outstanding	17,601,244	17,671,356	17,671,356	N/A	N/A
Statement of Cash Flows Data - provided by (used in):
Operating activities	$34,739	$(29,186)	$20,203	$68,909	$94,923
Investing activities	(32,262)	(16,858)	(88,203)	93,036	(19,201)
Financing activities	(11,730)	15,590	115,101	(87,748)	(73,491)
Effects of exchange rates on cash and cash equivalents	2,178	(2,479)	(1,628)	(2,281)	462
Capital expenditures (included in investing activities)	(69,021)	(100,884)	(87,765)	(83,513)	(111,517)
Other Operating Data:
Average Rate Per Day Worked(1)	$5,972	$7,114	$10,079	$12,011	$11,609
Utilization(1)	54%	54%	69%	81%	83%
Days Available(1)	49,338	48,161	47,661	51,047	55,042
Fleet Count(2)	184	183	173	173	184
______________________

(1)
For a description of average rate per day worked, utilization and days available, see “Management’s Discussion and Analysis of Financial Condition” included in Item 7 of this Annual Report on Form 10-K.

(2)	As of period end.

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents, restricted cash, marketable securities and construction reserve funds	$157,912	$237,119	$318,363	$250,201	$185,539
Total assets	1,008,504	1,015,119	1,208,150	1,167,537	1,229,336
Long-term debt, less current portion	292,041	217,805	181,340	29,238	32,694
Total SEACOR Marine Holdings Inc. stockholders’ equity	508,191	544,611	681,900	701,012	656,057

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations below presents the Company’s operating results for each of the three years in the period ended December 31, 2017, and its financial condition as of December 31, 2017. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements. See “Forward Looking Statements” included elsewhere in this Annual Report on Form 10-K.
Overview
The Company provides global marine and support transportation services to offshore oil and natural gas exploration, development and production facilities worldwide. As of December 31, 2017, the Company and its joint ventures operated a diverse fleet of 184 support and specialty vessels, of which 141 were owned or leased-in, 29 were joint ventured, and 14 were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies.
The Company’s fleet features offshore support and specialty vessels that deliver cargo and personnel to offshore installations; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; provide construction, well workover and decommissioning support; and carry and launch equipment used underwater in drilling and well installation, maintenance and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists, safety support and emergency response services.
Trends Affecting the Offshore Marine Business
The market for offshore oil and natural gas drilling has historically been cyclical. Demand for offshore support vessels tends to be linked to the price of oil and natural gas as those prices significantly impact the Company’s customers’ exploration and drilling activity levels. Oil and natural gas prices tend to fluctuate based on many factors, including global economic activity, levels of reserves and production activity. Price levels for oil and natural gas have and will continue to in and of themselves influence demand for offshore marine services. In addition to the price of oil and natural gas, the availability of acreage, local tax incentives or disincentives, drilling moratoriums and other regulatory actions, and requirements for maintaining interests in leases affect activity in the offshore oil and natural gas industry. Factors that influence the level of offshore exploration and drilling activities include:

•	expectations as to future oil and natural gas commodity prices;

•	customer assessments of offshore drilling prospects compared with land-based opportunities, including newer or unconventional opportunities such as shale;

•	customer assessments of cost, geological opportunity and political stability in host countries;

•	worldwide demand for oil and natural gas;

•	the ability or willingness of OPEC to set and maintain production levels and pricing;

•	the level of oil and natural gas production by non-OPEC countries;

•	the relative exchange rates for the U.S. dollar; and

•	various United States and international government policies regarding exploration and development of oil and natural gas reserves.
Offshore oil and natural gas market conditions deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. As of December 31, 2017, oil prices had increased from the February 2016 lows to a price of approximately $60 per barrel; however, the Company continued to experience difficult market conditions. These declines in oil and natural gas prices led to a general decrease in exploration and production activities, and a particular decrease in offshore drilling associated activity. The Company’s operating results have been negatively impacted as oil producing companies focused on cost reduction and cut capital spending budgets.
Certain macro drivers somewhat independent of oil and natural gas prices have the ability to continue to support the Company’s business, including: (i) underspending by oil producers during the current industry downturn leading to pent up demand for maintenance and growth capital expenditures; and (ii) improved extraction technologies. While alternative forms of energy may gain a foothold in the long term, for the foreseeable future, the Company believes demand for gasoline and oil will be sustained, as well as demand for electricity from natural gas.

Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which is creating situations of oversupply, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels, and (ii) the increasing size of the global offshore support vessel fleet as newly built vessels are placed into service could, in isolation or together, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of December 31, 2017, 37 of the Company’s 141 owned and leased-in in-service vessels were cold-stacked worldwide, and an additional three owned vessels and one leased-in vessel were retired and removed from service.
Certain Components of Revenues and Expenses
The Company operates its fleet in five principal geographic regions: the United States, primarily in the Gulf of Mexico; Africa, primarily in West Africa; the Middle East and Asia; Brazil, Mexico, Central and South America; and Europe, primarily in the North Sea. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are also redeployed among the geographic regions, subject to flag restrictions, as changes in market conditions dictate. The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of the Company’s operating results and cash flows. Unless a vessel is cold-stacked, there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization. The Company manages its fleet by utilizing a global network of shore side support, administrative and finance personnel.
Operating Revenues. The Company generates revenues by providing services to customers primarily pursuant to two different types of contractual arrangements: time charters and bareboat charters. Under a time charter, the Company provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer and the customer assumes responsibility for all operating expenses and all risks of operation. Vessel charters may range from several days to several years.
Time Charter Statistics. Time charter statistics are the key performance indicators for the Company’s time charter revenues. The rate per day worked is the ratio of total time charter revenues to the aggregate number of days worked. Utilization is the ratio of aggregate number of days worked to total available days for all vessels available for time charter. Unless vessels have been retired and removed from service, available days represents the total calendar days for which vessels available for time charter were owned or leased-in by the Company, whether marketed, under repair, cold-stacked or otherwise out-of-service.
Direct Operating Expenses. The aggregate cost of operating the Company’s fleet depends primarily on the size and asset mix of the fleet. Its direct operating costs and expenses, other than leased-in equipment expense, are grouped into the following categories:

•	personnel (primarily wages, benefits, payroll taxes, savings plans and travel for marine personnel);

•	repairs and maintenance (primarily routine repairs and maintenance and main engine overhauls that are performed in accordance with planned maintenance programs);

•	drydocking (primarily the cost of regulatory drydockings performed in accordance with applicable regulations);

•	insurance and loss reserves (primarily the cost of Hull and Machinery and Protection and Indemnity insurance premiums and loss deductibles);

•	fuel, lubes and supplies; and

•	other (communication costs, expenses incurred in mobilizing vessels between geographic regions, third party ship management fees, freight expenses, customs and importation duties and other).

The Company expenses drydocking, engine overhaul and vessel mobilization costs as incurred. If a disproportionate number of drydockings, overhauls or mobilizations are undertaken in a particular fiscal year or quarter, operating expenses may vary significantly when compared with the prior year or prior quarter.
Direct Vessel Profit. Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, “DVP”) is the Company’s measure of segment profitability when applied to reportable segments and a non-GAAP measure when applied to individual vessels, fleet categories or the combined fleet. DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its individual vessels, fleet categories, regions and combined fleet, without regard to financing decisions (depreciation for owned vessels vs. leased-in expense for leased-in vessels). DVP is also useful when comparing the Company’s fleet’s performance against those of its competitors who may have differing fleet financing structures.
Leased-in Equipment. In addition to the Company’s owned fleet, it operates leased-in vessels from lessors under bareboat charter arrangements that currently expire between 2018 and 2021. Certain of these vessels were previously owned and subject to sale and leaseback transactions with their lessors.
Impairments. As a result of the difficult conditions experienced in the offshore oil and natural gas markets beginning in the second half of 2014 and the corresponding reductions in utilization and rates per day worked of its fleet, the Company identified indicators of impairment and recognized impairment charges primarily associated with its anchor handling towing supply fleet, its liftboat fleet, certain specialty vessels, vessels removed from service and goodwill. When reviewing its fleet for impairment, the Company groups vessels with similar operating and marketing characteristics, including cold-stacked vessels expected to return to active service, into vessel classes. All other vessels, including vessels retired and removed from service, are evaluated for impairment on a vessel by vessel basis.
During 2017, the Company recorded impairment charges of $27.5 million primarily associated with its anchor handling towing supply vessels, one leased-in supply vessel removed from service as it is not expected to be marketed prior to the expiration of its lease, one owned fast support vessel removed from service and two owned in-service specialty vessels. During 2016, the Company recorded impairment charges of $119.7 million primarily associated with its anchor handling towing supply fleet, its liftboat fleet and one specialty vessel. During 2015, the Company recorded impairment charges of $7.1 million primarily related to the suspended construction of two fast support vessels and the removal from service of one leased-in supply vessel. In addition, the Company recorded an impairment to goodwill of $13.4 million during 2015. Estimated fair values for the Company’s owned vessels were established by independent appraisers and other market data such as recent sales of similar vessels. For information regarding the Company’s vessel fair value measurement determinations, see “Note 10. Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If market conditions further decline from the depressed utilization and rates per day worked experienced over the last three years, fair values based on future appraisals could decline significantly.
The Company’s other vessel classes and other individual vessels in active service and cold-stacked status, for which no impairment was deemed necessary, have generally experienced a less severe decline in utilization and rates per day worked based on specific market factors. The market factors include vessels with more general utility to a broad range of customers (e.g., fast support vessels), vessels required for customers to meet regulatory mandates and operating under multiple year contracts (e.g., standby safety vessels) or vessels that service customers outside of the offshore oil and natural gas market (e.g., wind farm utility vessels).
For vessel classes and individual vessels with indicators of impairment but not recently impaired as of December 31, 2017, the Company has estimated that their future undiscounted cash flows exceed their current carrying values by more than 40%. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

Consolidated Results of Operations
For the years ended December 31, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	2017		2016			2015
Time Charter Statistics:
Average Rates Per Day Worked (excluding wind farm)	$8,481		$10,059			$13,659
Average Rates Per Day	$5,972		$7,114			$10,079
Fleet Utilization (excluding wind farm)	45%		47%			64%
Fleet Utilization	54%		54%			69%
Fleet Available Days (excluding wind farm)	35,833		34,891			35,086
Fleet Available Days	49,338		48,161			47,661
Operating revenues:
Time charter	$160,545	92%	$186,327	86%	186,327	$330,890	90%
Bareboat charter	4,636	3%	8,833	4%		8,598	2%
Other marine services	8,602	5%	20,476	10%		29,380	8%
	173,783	100%	215,636	100%		368,868	100%
Costs and Expenses:
Operating:
Personnel	81,500	47%	95,144	44%		150,606	41%
Repairs and maintenance	27,655	16%	21,282	10%		36,371	10%
Drydocking	9,035	5%	7,821	4%		17,781	5%
Insurance and loss reserves	6,524	4%	5,682	2%		9,898	3%
Fuel, lubes and supplies	12,032	7%	12,088	6%		20,762	5%
Other	9,905	6%	7,331	3%		18,045	5%
Leased-in equipment	12,948	7%	17,577	8%		22,509	6%
	159,599	92%	166,925	77%		275,972	75%
Administrative and general	56,217	32%	49,308	23%		53,085	14%
Depreciation and amortization	62,779	36%	58,069	27%		61,729	17%
	278,595	160%	274,302	127%		390,786	106%
Losses on Asset Dispositions and Impairments, Net	(23,547)	(14)%	(116,222)	(54)%		(17,017)	(5)%
Operating Loss	(128,359)	(74)%	(174,888)	(81)%		(38,935)	(11)%
Other Income (Expense), Net	11,336	7%	(15,417)	(7)%		(13,641)	(4)%
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(117,023)	(67)%	(190,305)	(88)%		(52,576)	(15)%
Income Tax Benefit	(74,406)	(43)%	(63,469)	(29)%		(16,973)	(5)%
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(42,617)	(24)%	(126,836)	(59)%		(35,603)	(10)%
Equity in Earnings (Losses) of 50% or Less Owned Companies	4,077	2%	(6,314)	(3)%		8,757	2%
Net Loss	(38,540)	(22)%	(133,150)	(62)%		(26,846)	(8)%
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(5,639)	(3)%	(1,103)	(1)%		403	—%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(32,901)	(19)%	$(132,047)	(61)%		$(27,249)	(8)%

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the year ended December 31, 2017
Time Charter Statistics:
Average Rates Per Day	$8,454	$10,284	$6,873	$16,393	$4,436	$5,972
Fleet Utilization	14%	69%	59%	32%	82%	54%
Fleet Available Days	15,784	4,632	8,302	563	20,057	49,338
Operating Revenues:
Time charter	$18,079	$32,866	$33,410	$2,977	$73,213	$160,545
Bareboat charter	—	—	—	4,636	—	4,636
Other	4,217	1,080	474	552	2,279	8,602
	22,296	33,946	33,884	8,165	75,492	173,783
Direct Costs and Expenses:
Operating:
Personnel	15,621	13,419	16,883	809	34,768	81,500
Repairs and maintenance	3,594	5,957	9,037	274	8,793	27,655
Drydocking	1,828	2,180	968	—	4,059	9,035
Insurance and loss reserves	3,286	677	1,444	316	801	6,524
Fuel, lubes and supplies	1,485	2,815	3,727	223	3,782	12,032
Other	249	3,319	5,240	117	980	9,905
	26,063	28,367	37,299	1,739	53,183	146,651
Direct Vessel Profit (Loss)	$(3,767)	$5,579	$(3,415)	$6,426	$22,309	27,132
Other Costs and Expenses:
Operating:
Leased-in equipment	$8,152	$3,870	$862	$—	$64	12,948
Administrative and general						56,217
Depreciation and amortization	$22,060	$9,280	$17,724	$3,608	$10,107	62,779
						131,944
Losses on Asset Dispositions and Impairments, Net						(23,547)
Operating Loss						$(128,359)

As of December 31, 2017
Property and Equipment:
Historical cost	$410,475	$192,600	$326,378	$72,484	$177,899	$1,179,836
Accumulated depreciation	(230,636)	(57,228)	(100,435)	(37,281)	(134,580)	(560,160)
	$179,839	$135,372	$225,943	$35,203	$43,319	$619,676

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the year ended December 31, 2016
Time Charter Statistics:
Average Rates Per Day	$16,211	$10,222	$8,715	$18,986	$4,921	$7,114
Fleet Utilization	13%	64%	61%	2%	77%	54%
Fleet Available Days	13,471	5,584	7,833	528	20,746	48,161
Operating Revenues:
Time charter	$28,902	$36,706	$41,657	$196	$78,866	$186,327
Bareboat charter	—	—	—	8,833	—	8,833
Other	3,954	856	12,230	1,180	2,256	20,476
	32,856	37,562	53,887	10,209	81,122	215,636
Direct Costs and Expenses:
Operating:
Personnel	22,305	12,628	18,381	2,117	39,713	95,144
Repairs and maintenance	2,721	2,628	6,426	232	9,275	21,282
Drydocking	228	1,098	2,117	—	4,378	7,821
Insurance and loss reserves	3,363	539	731	43	1,006	5,682
Fuel, lubes and supplies	1,392	2,512	4,215	21	3,948	12,088
Other	271	2,519	3,247	114	1,180	7,331
	30,280	21,924	35,117	2,527	59,500	149,348
Direct Vessel Profit	$2,576	$15,638	$18,770	$7,682	$21,622	66,288
Other Costs and Expenses:
Operating:
Leased-in equipment	$7,975	$3,898	$4,389	$913	$402	17,577
Administrative and general						49,308
Depreciation and amortization	$27,052	$6,720	$11,550	$4,083	$8,664	58,069
						124,954
Losses on Asset Dispositions and Impairments, Net						(116,222)
Operating Loss						$(174,888)

As of December 31, 2016
Property and Equipment:	$404,226	$136,428	$197,389	$57,744	$162,972	$958,759
Historical cost	(233,075)	(60,794)	(97,433)	(34,455)	(114,862)	(540,619)
Accumulated depreciation	$171,151	$75,634	$99,956	$23,289	$48,110	$418,140

	United States (primarily Gulf of Mexico)		Africa (primarily West Africa)		Middle East and Asia		Brazil, Mexico, Central and South America		Europe (primarily North Sea)		Total
For the year ended December 31, 2015
Time Charter Statistics:
Average Rates Per Day	$22,714		$11,825		$9,682		$21,944		$5,651		$10,079
Fleet Utilization	39%		79%		67%		82%		84%		69%
Fleet Available Days	12,478		5,718		7,523		972		20,970		47,661
Operating Revenues:
Time charter	$111,892		$53,724		$48,541		$17,585		$99,148		$330,890
Bareboat charter	—		—		—		8,598		—		8,598
Other	6,859		3,528		14,951		1,602		2,440		29,380
	118,751	—	57,252	—	63,492	—	27,785	—	101,588	—	368,868
Direct Costs and Expenses:
Operating:
Personnel	52,843		15,677		20,614		7,406		54,066		150,606
Repairs and maintenance	8,697		4,692		8,678		1,237		13,067		36,371
Drydocking	6,430		757		1,275		1,859		7,460		17,781
Insurance and loss reserves	5,193		1,165		1,448		535		1,557		9,898
Fuel, lubes and supplies	6,785		2,705		5,033		673		5,566		20,762
Other	4,456		4,085		7,316		849		1,339		18,045
	84,404	—	29,081	—	44,364	—	12,559	—	83,055	—	253,463
Direct Vessel Profit	$34,347	—	$28,171	—	$19,128	—	$15,226	—	$18,533	—	115,405
Other Costs and Expenses:
Operating:
Leased-in equipment	$10,891		$4,695		$4,364		$2,545		$14		22,509
Administrative and general											53,085
Depreciation and amortization	$26,605		$8,580		$11,209		$5,623		$9,712		61,729
											137,323
Losses on Asset Dispositions and Impairments, Net											(17,017)
Operating Loss											$(38,935)

As of December 31, 2015
Property and Equipment:
Historical cost	$447,862		$144,880		$218,927		$87,612		$203,338		$1,102,619
Accumulated depreciation	(198,556)		(71,965)		(88,722)		(48,303)		(139,416)		(546,962)
	$249,306		$72,915		$130,205		$39,309		$63,922		$555,657

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Standby Safety	Specialty	Liftboats	Wind farm utility	Other Activity	Total
For the year ended December 31, 2017
Time Charter Statistics:
Average Rates Per Day	$10,810	$7,729	$6,357	$8,479	$12,000	$13,463	$2,171	$—	$5,972
Fleet Utilization	22%	47%	53%	81%	1%	19%	79%	—%	54%
Fleet Available Days	5,110	14,645	2,310	7,282	1,095	5,390	13,505	—	49,338
Operating Revenues:
Time charter	$11,917	$53,370	$7,725	$50,223	$148	$13,959	$23,203	$—	$160,545
Bareboat charter	—	—	4,636	—	—	—	—	—	4,636
Other	397	196	(289)	139	547	1,265	1,928	4,419	8,602
	12,314	53,566	12,072	50,362	695	15,224	25,131	4,419	173,783
Direct Costs and Expenses:
Operating:
Personnel	10,008	19,947	5,178	26,888	1,466	9,725	8,238	50	81,500
Repairs and maintenance	2,550	11,135	1,149	6,331	213	3,598	2,679	—	27,655
Drydocking	505	2,920	—	4,059	600	951	—	—	9,035
Insurance and loss reserves	1,035	1,269	344	495	219	2,948	335	(121)	6,524
Fuel, lubes and supplies	1,337	3,426	1,153	3,286	241	2,067	527	(5)	12,032
Other	(1,378)	6,817	1,712	772	416	1,187	376	3	9,905
	14,057	45,514	9,536	41,831	3,155	20,476	12,155	(73)	146,651
Direct Vessel Profit (Loss) (1)	$(1,743)	$8,052	$2,536	$8,531	$(2,460)	$(5,252)	$12,976	$4,492	27,132
Other Costs and Expenses:
Operating:
Leased-in equipment	$7,470	$2,236	$663	$—	$—	$2,515	$64	$—	12,948
Administrative and general									56,217
Depreciation and amortization	$9,686	$19,342	$7,365	$2,472	$2,022	$11,173	$8,793	$1,926	62,779
									131,944
Losses on Asset Dispositions and Impairments, Net									(23,547)
Operating Loss									$(128,359)

As of December 31, 2017
Property and Equipment:
Historical cost	$198,222	$424,865	$105,360	$118,414	$30,529	$196,504	$65,976	$39,966	$1,179,836
Accumulated depreciation	(174,159)	(89,980)	(51,494)	(97,603)	(19,304)	(54,161)	(40,358)	(33,101)	(560,160)
	$24,063	$334,885	$53,866	$20,811	$11,225	$142,343	$25,618	$6,865	$619,676
___________________

(1)
Direct vessel profit by vessel class is a non-GAAP financial measure. See “-Certain Components of Revenues and Expenses - Direct Vessel Profit” for a discussion of the usefulness of this measure. It should be noted that DVP by vessel class has material limitations as an analytical tool in that it does not reflect all of the costs associated with the operation of the Company’s fleet, and it should not be considered in isolation or used as a substitute for the Company’s results as reported under GAAP. A reconciliation of DVP by vessel class to operating loss, its most comparable GAAP measure, is included in the table above.

	Anchor handling towing supply	Fast support	Supply	Standby Safety	Specialty	Liftboats	Wind farm utility	Other Activity	Total
For the year ended December 31, 2016
Time Charter Statistics:
Average Rates Per Day	$18,953	$7,740	$6,121	$9,121	$23,088	$14,795	$2,290	$—	$7,114
Fleet Utilization	31%	60%	29%	79%	50%	5%	75%	—%	54%
Fleet Available Days	5,777	9,967	4,381	8,117	1,159	5,490	13,270	—	48,161
Operating Revenues:
Time charter	$33,992	$46,094	$7,758	$58,363	$13,426	$3,959	$22,735	$—	$186,327
Bareboat charter	4,225	433	4,175	—	—	—	—	—	8,833
Other	493	6,122	608	97	3,770	451	1,892	7,043	20,476
	38,710	52,649	12,541	58,460	17,196	4,410	24,627	7,043	215,636
Direct Costs and Expenses:
Operating:
Personnel	19,054	16,905	7,288	32,165	4,378	6,965	8,332	57	95,144
Repairs and maintenance	2,613	5,516	1,439	6,529	1,413	656	3,116	—	21,282
Drydocking	773	894	229	4,378	1,289	125	133	—	7,821
Insurance and loss reserves	1,551	1,081	351	593	347	1,545	449	(235)	5,682
Fuel, lubes and supplies	2,188	2,120	1,365	3,434	1,809	575	589	8	12,088
Other	(859)	3,655	1,693	935	934	74	370	529	7,331
	25,320	30,171	12,365	48,034	10,170	9,940	12,989	359	149,348
Direct Vessel Profit (Loss) (1)	$13,390	$22,478	$176	$10,426	$7,026	$(5,530)	$11,638	$6,684	66,288
Other Costs and Expenses:
Operating:
Leased-in equipment	$7,527	$5,711	$1,333	$—	$59	$2,545	$402	$—	17,577
Administrative and general									49,308
Depreciation and amortization	$15,592	$11,359	$6,893	$2,588	$2,850	$9,378	$6,981	$2,428	58,069
									124,954
Losses on Asset Dispositions and Impairments, Net									(116,222)
Operating Loss									$(174,888)

As of December 31, 2016
Property and Equipment:
Historical cost	$228,857	$251,416	$96,774	$109,436	$45,765	$104,356	$60,671	$61,484	$958,759
Accumulated depreciation	(183,757)	(72,600)	(58,028)	(88,020)	(24,063)	(45,447)	(29,019)	(39,685)	(540,619)
	$45,100	$178,816	$38,746	$21,416	$21,702	$58,909	$31,652	$21,799	$418,140
___________________

(1)
Direct vessel profit by vessel class is a non-GAAP financial measure. See “-Certain Components of Revenues and Expenses - Direct Vessel Profit” for a discussion of the usefulness of this measure. It should be noted that DVP by vessel class has material limitations as an analytical tool in that it does not reflect all of the costs associated with the operation of the Company’s fleet, and it should not be considered in isolation or used as a substitute for the Company’s results as reported under GAAP. A reconciliation of DVP by vessel class to operating loss, its most comparable GAAP measure, is included in the table above.

	Anchor handling towing supply	Fast support	Supply	Standby Safety	Specialty	Liftboats	Wind farm utility	Other Activity	Total
For the year ended December 31, 2015
Time Charter Statistics:
Average Rates Per Day	$27,791	$9,069	$10,821	$10,293	$22,605	$20,524	$2,482	$—	$10,079
Fleet Utilization	59%	67%	66%	84%	60%	28%	84%	—%	69%
Fleet Available Days	5,475	8,460	5,821	8,760	1,095	5,475	12,575	—	47,661
Operating Revenues:
Time charter	$89,178	$51,569	$41,520	$75,884	$14,936	$31,706	$26,097	$—	$330,890
Bareboat charter	6,155	702	1,741	—	—	—	—	—	8,598
Other	1,496	8,599	2,276	164	2,683	2,640	1,935	9,587	29,380
	96,829	60,870	45,537	76,048	17,619	34,346	28,032	9,587	368,868
Direct Costs and Expenses:
Operating:
Personnel	28,784	21,750	17,813	38,207	4,749	22,420	9,566	7,317	150,606
Repairs and maintenance	5,795	7,740	3,249	9,282	1,349	4,654	4,216	86	36,371
Drydocking	2,386	1,285	2,247	7,460	26	4,377	—	—	17,781
Insurance and loss reserves	2,271	1,438	1,206	1,013	464	3,321	559	(374)	9,898
Fuel, lubes and supplies	4,049	3,280	3,117	5,009	1,522	2,994	623	168	20,762
Other	4,221	6,505	2,609	1,113	1,619	422	312	1,244	18,045
	47,506	41,998	30,241	62,084	9,729	38,188	15,276	8,441	253,463
Direct Vessel Profit (Loss) (1)	$49,323	$18,872	$15,296	$13,964	$7,890	$(3,842)	$12,756	$1,146	115,405
Other Costs and Expenses:
Operating:
Leased-in equipment	$7,314	$6,099	$6,587	$—	$32	$2,463	$14	$—	22,509
Administrative and general									53,085
Depreciation and amortization	$15,893	$9,455	$8,266	$2,989	$3,156	$10,979	$7,491	$3,500	61,729
									137,323
Losses on Asset Dispositions and Impairments, Net									(17,017)
Operating Loss									$(38,935)

As of December 31, 2015
Property and Equipment:
Historical cost	$301,708	$222,720	$139,314	$141,864	$46,522	$122,764	$66,399	$61,328	$1,102,619
Accumulated depreciation	(168,535)	(61,515)	(80,862)	(113,136)	(21,224)	(36,154)	(26,732)	(38,804)	(546,962)
	$133,173	$161,205	$58,452	$28,728	$25,298	$86,610	$39,667	$22,524	$555,657
___________________

(1)
Direct vessel profit by vessel class is a non-GAAP financial measure. See “-Certain Components of Revenues and Expenses - Direct Vessel Profit” for a discussion of the usefulness of this measure. It should be noted that DVP by vessel class has material limitations as an analytical tool in that it does not reflect all of the costs associated with the operation of the Company’s fleet, and it should not be considered in isolation or used as a substitute for the Company’s results as reported under GAAP. A reconciliation of DVP by vessel class to operating loss, its most comparable GAAP measure, is included in the table above.

Operating Income (Loss)
United States, primarily Gulf of Mexico. For the years ended December 31, the Company’s direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	2017		2016		2015
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$35,496		$35,410		$44,547
Fast support	7,847		8,712		9,596
Supply	7,662		—		12,737
Liftboats	8,784		14,795		20,524
Overall	8,454		16,211		22,714
Utilization:
Anchor handling towing supply	1%		12%		42%
Fast support	19%		31%		70%
Supply	24%		—%		26%
Liftboats	16%		5%		28%
Overall	14%		13%		39%
Available Days:
Anchor handling towing supply	3,650		3,581		3,176
Fast support	6,807		3,454		2,397
Supply	320		885		1,430
Specialty	365		61		—
Liftboats	4,642		5,490		5,475
Overall	15,784		13,471		12,478
Operating revenues:
Time charter	$18,079	81%	$28,902	88%	$111,892	94%
Other marine services	4,217	19%	3,954	12%	6,859	6%
	22,296	100%	32,856	100%	118,751	100%
Direct operating expenses:
Personnel	15,621	70%	22,305	68%	52,843	45%
Repairs and maintenance	3,594	16%	2,721	8%	8,697	7%
Drydocking	1,828	8%	228	1%	6,430	5%
Insurance and loss reserves	3,286	15%	3,363	10%	5,193	4%
Fuel, lubes and supplies	1,485	7%	1,392	4%	6,785	6%
Other	249	1%	271	1%	4,456	4%
	26,063	117%	30,280	92%	84,404	71%
Direct Vessel Profit (Loss)	$(3,767)	(17)%	$2,576	8%	$34,347	29%
2017 compared with 2016
Operating Revenues. Time charter revenues were $10.8 million lower in 2017 compared with 2016 primarily due to reduced utilization as a consequence of cold-stacking vessels. Time charter revenues were $14.7 million lower for the anchor handling towing supply vessels, $2.4 million higher for the liftboat fleet, $0.9 million higher for the fast support vessels and $0.6 million higher for the supply vessels. Available days for fast support vessels were higher in 2017 primarily due to the acquisition of 11 vessels for $10.0 million at a bankruptcy auction during the third quarter of 2016. These vessels were idle when purchased, are still not working and are therefore contributing to the overall decline in fast support vessel utilization. As of December 31, 2017, the Company had 34 of 42 owned and leased-in vessels cold-stacked in this region (ten anchor handling towing supply, 13 fast support vessels, nine liftboats, one supply vessel and one specialty vessel) compared with 40 of 44 vessels as of December 31, 2016. As of December 31, 2017, the Company had one supply vessel retired and removed from service in this region.

Direct Operating Expenses. Direct operating expenses were $4.2 million lower in 2017 compared with 2016. On an overall basis, direct operating expenses were $3.1 million higher due to net fleet acquisitions and $5.8 million lower due to an increase in the number of cold-stacked vessels.
Personnel costs were $6.7 million lower primarily as a consequence of an increased number of cold-stacked vessels. Repairs, maintenance and drydocking costs were $2.5 million higher partly attributable to the reactivation of eight liftboats during 2017.
2016 compared with 2015
Operating Revenues. Time charter revenues were $83.0 million lower in 2016 compared with 2015 due to a $43.8 million reduction from anchor handling towing supply vessels, a $27.7 million reduction from the liftboat fleet, a $6.8 million reduction from fast support vessels and a $4.7 million reduction from supply vessels. Time charter revenues were $75.0 million lower due to reduced utilization, of which $72.2 million was a consequence of cold-stacking vessels and $2.8 million for vessels in active service. In addition, time charter revenues were $1.3 million lower due to reduced average day rates, $4.0 million lower due to net fleet dispositions and $2.7 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. As of December 31, 2016, the Company had 40 of 44 owned and leased-in vessels (nine anchor handling towing supply, 14 fast support, one supply, one specialty and 15 liftboats) cold-stacked in this region compared with 22 of 33 vessels (five anchor handling towing supply, three fast support, three supply and 11 liftboats) as of December 31, 2015. On December 31, 2016, the Company retired and removed from service one anchor handling towing supply vessel in this region.
Direct Operating Expenses. Direct operating expenses were $54.1 million lower in 2016 compared with 2015. On an overall basis, direct operating expenses were $2.8 million lower due to net fleet dispositions, $46.0 million lower due to the effect of cold-stacking vessels, $2.0 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $3.3 million lower for vessels in active service.
Personnel costs were $3.2 million lower due to net fleet dispositions, $25.2 million lower due to the effect of cold-stacking vessels, $1.2 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $0.9 million lower for vessels in active service. Repairs and maintenance costs were $5.4 million lower primarily due to the effect of cold stacking vessels. Drydocking costs were $6.2 million lower due to lower drydocking activity. Insurance and loss reserve expenses were $1.9 million lower and fuel, lubes and supplies expenses were $4.4 million lower primarily due to the effect of cold stacking vessels.

Africa, primarily West Africa. For the years ended December 31, the Company’s direct vessel profit in Africa was as follows (in thousands, except statistics):

	2017		2016		2015
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$12,039		$15,464		$17,339
Fast support	9,526		8,625		9,446
Supply	12,014		6,023		8,370
Specialty	—		10,472		12,838
Overall	10,284		10,222		11,825
Utilization:
Anchor handling towing supply	77%		68%		92%
Fast support	73%		67%		77%
Supply	82%		54%		67%
Specialty	—%		63%		96%
Overall	69%		64%		79%
Available Days:
Anchor handling towing supply	820		1,464		1,460
Fast support	3,040		2,683		2,555
Supply	407		1,071		1,338
Specialty	365		366		365
Overall	4,632		5,584		5,718
Operating revenues:
Time charter	$32,866	97%	$36,706	98%	$53,724	94%
Other marine services	1,080	3%	856	2%	3,528	6%
	33,946	100%	37,562	100%	57,252	100%
Direct operating expenses:
Personnel	13,419	40%	12,628	33%	15,677	28%
Repairs and maintenance	5,957	18%	2,628	7%	4,692	8%
Drydocking	2,180	6%	1,098	3%	757	1%
Insurance and loss reserves	677	2%	539	1%	1,165	2%
Fuel, lubes and supplies	2,815	8%	2,512	7%	2,705	5%
Other	3,319	10%	2,519	7%	4,085	7%
	28,367	84%	21,924	58%	29,081	51%
Direct Vessel Profit	$5,579	16%	$15,638	42%	$28,171	49%
2017 compared with 2016
Operating Revenues. Time charter revenues were $3.8 million lower in 2017 compared with 2016. On an overall basis, time charter revenues were $0.8 million lower due to reduced utilization of the active fleet, $5.9 million lower due to reduced utilization as a consequence of cold-stacking vessels, $6.6 million lower due to a decrease in average day rates and $0.4 million lower due to the repositioning of vessels between geographic regions. In addition, time charter revenues for anchor handling towing supply were $3.2 million lower in 2017 to the deferral of revenue for one vessel on time charter (excluded from time charter operating data) to a customer as collection was not reasonably assured. Time charter revenues were $13.1 million higher due to net fleet additions. As of December 31, 2017, the Company did not have any of its 16 owned and leased-in vessels cold-stacked in this region compared with three of 12 vessels as of December 31, 2016. As of December 31, 2017, the Company had one fast support vessel and one specialty vessel retired and removed from service in this region.
Direct Operating Expenses. Direct operating expenses were $6.4 million higher in 2017 compared with 2016. On an overall basis, operating costs were $8.1 million higher due to net fleet additions and $2.4 million lower due to the effect of cold-stacking and retiring and removing vessels from service.

Repairs and maintenance expenses were $3.3 million higher primarily due to the replacement of main engines on one fast support vessel for $2.0 million during 2017.
2016 compared with 2015
Operating Revenues. Time charter revenues were $17.0 million lower in 2016 compared with 2015. Time charter revenues were $11.0 million lower due to reduced utilization, of which $8.0 million was a consequence of cold-stacking vessels and $3.0 million for vessels in active service, $5.6 million lower due to a decrease in average day rates, $0.3 million lower due net fleet dispositions and $0.1 million lower due to the repositioning of vessels between geographic regions. As of December 31, 2016, the Company had three of 12 owned and leased-in vessels (two anchor handling towing supply and one specialty) cold-stacked in this region compared with two of 15 owned and leased-in vessels (two fast support) as of December 31, 2015. On December 31, 2016, the Company retired and removed from service four vessels (two fast support and two supply) in this region.
Direct Operating Expenses. Direct operating expenses were $7.2 million lower in 2016 compared with 2015. On a overall basis, direct operating expenses were $2.8 million lower due to the effect of cold-stacking vessels, $0.4 million higher due to net fleet acquisitions, $3.1 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $1.7 million lower for vessels in active service.
Personnel cost were $1.6 million lower due to the effect of cold-stacking vessels, $0.3 million higher due to the net fleet acquisitions, $1.4 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $0.3 million lower for vessels in active service primarily due to favorable changes in currency exchange rates.

Middle East and Asia. For the years ended December 31, the Company’s direct vessel profit (loss) in the Middle East and Asia was as follows (in thousands, except statistics):

	2017		2016		2015
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$7,791		$8,477		$9,903
Fast support	6,492		6,888		8,277
Supply	3,907		6,008		7,431
Specialty	12,000		31,474		33,519
Liftboats	36,000		—		—
Wind farm utility	2,025		7,465		8,257
Overall	6,873		8,715		9,682
Utilization:
Anchor handling towing supply	70%		49%		62%
Fast support	76%		84%		58%
Supply	51%		33%		85%
Specialty	3%		48%		43%
Liftboats	23%		—%		—%
Wind farm utility	14%		47%		94%
Overall	59%		61%		67%
Available Days:
Anchor handling towing supply	640		732		730
Fast support	4,433		3,660		3,508
Supply	1,584		2,068		2,190
Specialty	365		732		730
Liftboats	550		—		—
Wind farm utility	730		641		365
Overall	8,302		7,833		7,523
Operating revenues:
Time charter	$33,410	99%	$41,657	77%	$48,541	76%
Other marine services	474	1%	12,230	23%	14,951	24%
	33,884	100%	53,887	100%	63,492	100%
Direct operating expenses:
Personnel	16,883	50%	18,381	34%	20,614	32%
Repairs and maintenance	9,037	27%	6,426	12%	8,678	14%
Drydocking	968	3%	2,117	4%	1,275	2%
Insurance and loss reserves	1,444	4%	731	1%	1,448	2%
Fuel, lubes and supplies	3,727	11%	4,215	8%	5,033	8%
Other	5,240	15%	3,247	6%	7,316	12%
	37,299	110%	35,117	65%	44,364	70%
Direct Vessel Profit (Loss)	$(3,415)	(10)%	$18,770	35%	$19,128	30%
2017 compared with 2016
Operating Revenues. Time charter revenues were $8.2 million lower in 2017 compared with 2016 primarily attributable to a $10.8 million reduction in the specialty vessel class. On an overall basis, time charter revenues were $1.2 million lower due to reduced utilization of the active fleet, $3.2 million lower due to reduced utilization as a consequence of cold-stacking vessels, $1.8 million lower due to fleet dispositions and $2.5 million lower due to reduced average day rates. Time charter revenues were $0.5 million higher due to the repositioning of vessels between geographic regions. As of December 31, 2017, the Company had two of 25 owned and leased-in vessels cold-stacked in this region (one anchor handling towing supply vessel and one wind farm utility vessel) compared with five of 19 vessels as of December 31, 2016. As of December 31, 2017, the Company had one specialty vessel retired and removed from service in this region.
Other operating revenues were $11.8 million lower in 2017 compared 2016 primarily due to reduced earnings from revenue arrangements with certain of the Company’s joint ventures.
Direct Operating Expenses. Direct operating expenses were $2.2 million higher in 2017 compared with 2016. On an overall basis, direct operating expenses were $3.5 million higher due to net fleet additions, $1.8 million higher due to the repositioning of vessels between geographic regions, $0.9 million lower due to the effect of cold-stacking vessels and $2.2 million lower for vessels in active service primarily attributed to changes in fleet mix.
Personnel costs were $1.5 million lower primarily due to the effect of cold-stacking vessels and changes in fleet mix. Repair and maintenance expenses were $2.6 million higher primarily due to the replacement of main engines in one fast support vessel for $2.0 million during 2017. Other operating expenses were $2.0 million higher primarily due to the repositioning of vessels between geographic regions.
2016 compared with 2015
Operating Revenues. Time charter revenues were $6.9 million lower in 2016 compared with 2015. Time charter revenues were $4.1 million lower due to the effect of cold-stacking vessels, $3.8 million lower due to reduced average day rates and $1.7 million lower due to the repositioning of vessels between geographic regions. Time charter revenues were $2.7 million higher due to net fleet additions. As of December 31, 2016, the Company had five of 19 owned and leased-in vessels (two supply, one specialty, and two wind farm utility) cold-stacked in this region compared with two of 21 owned vessels (one anchor handing towing supply and one supply) as of December 31, 2015. On December 31, 2016, the Company retired and removed two vessels (one anchor handling towing supply and one specialty) from service in this region.
Direct Operating Expenses. Direct operating expenses were $9.2 million lower in 2016 compared with 2015. On an overall basis, direct operating expenses were $0.2 million lower due to the effect of cold-stacking vessels, $1.9 million lower due to net fleet dispositions, $1.0 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix and $6.1 million lower for vessels in active service.
Personnel cost were $0.1 million lower due to the effect of cold-stacking vessels and $2.2 million lower for vessels in active service. Repair and maintenance expenses were $0.1 million lower due to the effect cold-stacking vessels, $0.1 million lower due to the net fleet dispositions, $1.4 million lower for vessels in active service and $0.7 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix.

Brazil, Mexico, Central and South America. For the years ended December 31, the Company’s direct vessel profit in Brazil, Mexico, Central and South America was as follows (in thousands, except statistics):

	2017			2016		2015
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$—			$—		$24,696
Fast support	—			—		—
Supply	—			18,986		21,633
Liftboats	16,393			—		—
Overall	16,393			18,986		21,944
Utilization:
Anchor handling towing supply	—%			—%		75%
Fast support	—%		—	—%		—%
Supply	—%			3%		83%
Liftboats	92%			—%		—%
Overall	32%			2%		82%
Available Days:
Anchor handling towing supply	—			—		109
Fast support	365			170		—
Supply	—			358		863
Liftboats	198			—		—
Overall	563			528		972
Operating revenues:
Time charter	$2,977	36%		$196	2%	$17,585	63%
Bareboat charter	4,636	57%		8,833	86%	8,598	31%
Other marine services	552	7%		1,180	12%	1,602	6%
	8,165	100%		10,209	100%	27,785	100%
Direct operating expenses:
Personnel	809	10%		2,117	21%	7,406	27%
Repairs and maintenance	274	3%		232	3%	1,237	4%
Drydocking	—	—%		—	—%	1,859	7%
Insurance and loss reserves	316	4%		43	—%	535	2%
Fuel, lubes and supplies	223	3%		21	—%	673	2%
Other	117	1%		114	1%	849	3%
	1,739	21%		2,527	25%	12,559	45%
Direct Vessel Profit	$6,426	79%		$7,682	75%	$15,226	55%
2017 compared with 2016
Operating Revenues. Time charter revenues were $2.8 million higher in 2017 compared with 2016 primarily due to the repositioning of one liftboat vessel between geographic regions during 2017. Bareboat charter revenues were $4.2 million lower in 2017 compared with 2016 primarily due to the completion of two bareboat charters in Mexico during 2016. As of December 31, 2017, the Company had one of four owned and leased-in vessels cold-stacked in this region (one fast support vessel) compared with one of three vessels as of December 31, 2016.
Direct Operating Expenses. Direct operating expenses were $0.8 million lower in 2017 compared with 2016 primarily due to the change in contract status for two vessels from time charter to bareboat charter, partially offset by higher expenses on the vessel repositioned to this region during 2017.
2016 compared with 2015
Operating Revenues. Time charter revenues were $17.4 million lower in 2016 compared with 2015. Time charter revenues were $3.0 million lower due to fleet dispositions, $2.0 million lower due to the repositioning of vessels between geographic regions, and $12.4 million lower due to the cessation of time chartering activities in the region. During the first quarter of 2016, two of the vessels operating in the region commenced bareboat charters. In addition, during 2016 four vessels concluded their bareboat charter in the region and were mobilized to the U.S. Gulf of Mexico where three were cold-stacked and one was retired and removed from service. As of December 31, 2016, the Company had one of three owned vessels (one fast support) cold-stacked in this region compared with none of six owned and leased-in vessels as of December 31, 2015. On December 31, 2016, the Company retired and removed from service one supply vessel in this region.
Direct Operating Expenses. Direct operating expenses were $10.0 million lower in 2016 compared with 2015. On an overall basis, direct operating expenses were $1.4 million lower due to fleet dispositions, $6.3 million lower due to changes in contract status for two vessels from time charter to bareboat charter during the first quarter of 2016 and $2.3 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix.
Personnel costs were $3.0 million lower due to the change in contract status for the two vessels noted above from time charter to bareboat charter (net of crew redundancy costs in 2016), $0.7 million lower due to fleet dispositions and $1.6 million lower due to the repositioning of vessels between geographic regions. Repair and maintenance expenses were $0.2 million lower due to net fleet dispositions, $0.4 million lower due to the change in contract status for the two vessels noted above from time charter to bareboat charter and $0.4 million lower due to the repositioning of vessels between geographic regions. Drydocking expenses were $1.9 million lower due to reduced drydocking activity.
Europe, primarily North Sea. For the years ended December 31, the Company’s direct vessel profit in Europe was as follows (in thousands, except statistics):

	2017		2016		2015
Time Charter Statistics:
Rates Per Day Worked:
Standby safety	$8,479		$9,121		$10,293
Wind farm utility	2,173		2,130		2,287
Overall	4,436		4,921		5,651
Utilization:
Standby safety	81%		79%		84%
Wind farm utility	83%		76%		83%
Overall	82%		77%		84%
Available Days:
Standby safety	7,282		8,117		8,760
Wind farm utility	12,775		12,629		12,210
Overall	20,057		20,746		20,970
Operating revenues:
Time charter	$73,213	97%	$78,866	97%	$99,148	98%
Other marine services	2,279	3%	2,256	3%	2,440	2%
	75,492	100%	81,122	100%	101,588	100%
Direct operating expenses:
Personnel	34,768	46%	39,713	49%	54,066	53%
Repairs and maintenance	8,793	12%	9,275	11%	13,067	13%
Drydocking	4,059	5%	4,378	5%	7,460	7%
Insurance and loss reserves	801	1%	1,006	1%	1,557	2%
Fuel, lubes and supplies	3,782	5%	3,948	5%	5,566	6%
Other	980	1%	1,180	2%	1,339	1%
	53,183	70%	59,500	73%	83,055	82%
Direct Vessel Profit	$22,309	30%	$21,622	27%	$18,533	18%
2017 compared with 2016
Operating Revenues. For standby safety vessels, time charter revenues were $8.1 million lower in 2017 compared with 2016. Time charter revenues were $1.3 million lower due to reduced utilization, $1.0 million lower due to reduced average day rates, $2.5 million lower due to unfavorable changes in currency exchange rates and $3.3 million lower due to fleet dispositions.

For wind farm utility vessels, time charter revenues were $2.5 million higher. Time charter revenues were $2.1 million higher due to improved utilization, $1.5 million higher due to increased average day rates and $1.1 million lower due to unfavorable changes in currency exchange rates.
As of December 31, 2017, the Company owned 19 standby safety vessels and 35 wind farm utility vessels in this region compared with 20 and 35, respectively, as of December 31, 2016.
Direct Operating Expenses. Direct operating expenses were $6.3 million lower in 2017 compared 2016. On an overall basis, vessel operating expenses were $5.0 million lower due to fleet dispositions and $1.3 million lower for vessels in active service primarily due to favorable changes in currency exchange rates.
2016 compared with 2015
Operating Revenues. For the Company’s standby safety vessels, time charter revenues were $17.5 million lower in 2016 compared with 2015. Time charter revenues were $2.7 million lower due to reduced utilization, $1.1 million lower due to reduced average day rates, $7.2 million lower due to unfavorable changes in currency exchange rates and $6.5 million lower due to fleet dispositions. For the Company’s wind farm utility vessels, time charter revenues were $2.8 million lower in 2016 compared with 2015. Time charter revenues were $2.5 million lower due to reduced utilization, $2.5 million lower due to unfavorable changes in currency exchange rates and $0.3 million lower due to the repositioning of vessels between geographic regions. Time charter revenues were $1.2 million higher due to improved average day rates and $1.3 million higher due to fleet additions.
Direct Operating Expenses. Direct operating expenses were $23.6 million lower in 2016 compared with 2015. On an overall basis, vessel operating expenses were $2.7 million lower due to net fleet dispositions, $13.8 million lower for vessels in active service primarily due to favorable changes in currency exchange rates, $6.9 million lower due to the recognition in 2015 of a charge for a U.K. subsidiary’s share of a funding deficit in the Merchant Navy Ratings Pension Fund (“MNRPF”) for North Sea Mariners arising from a 2014 actuarial valuation and $0.2 million lower due to the repositioning of vessels between geographic regions and other changes in fleet mix. See “-Contingencies-MNOPF and MNRPF” for additional details about the Company’s obligations.
Personnel costs were $5.5 million lower primarily due to favorable changes in currency exchange rates partially offset by increased seafarer compensation costs for vessels in active service, $1.9 million lower due to net fleet dispositions, $0.1 million lower due to the repositioning of vessels between geographic regions and $6.9 million lower due to the aforementioned recognition in 2015 of a charge for a U.K. subsidiary’s share of a funding deficit in the MNRPF for North Sea Mariners arising from a 2014 actuarial valuation. Repairs and maintenance costs were $3.4 million lower for vessels in active service, $0.3 million lower due to net fleet dispositions and $0.1 million lower due to the repositioning of vessels between geographic regions. Drydocking expenses were $3.1 million lower due to reduced drydocking activity. Fuel, lubes and supplies expense was $1.3 million lower for vessels in active service and $0.3 million lower due to net fleet dispositions.
Leased-in Equipment. Leased-in equipment expenses were $4.6 million lower for 2017 compared with 2016 and $4.9 million lower for 2016 compared with 2015 primarily due to the redelivery of vessels to their owners following the expiration of leases and one leased-in vessel removed from service during 2017 as it is not expected to be marketed prior to the expiration of its lease.
Administrative and general. Administrative and general expenses were $6.9 million higher in 2017 compared with 2016. During 2017, the Company incurred one-time costs of $6.7 million in connection with the Spin-off for the accelerated vesting of share awards previously granted to Company personnel by SEACOR Holdings and $3.4 million in non-deductible Spin-off related expenses reimbursed to SEACOR Holdings. In addition, the Company incurred higher costs of $1.5 million in connection with support services provided by SEACOR Holdings, partially offset by lower allowance for doubtful accounts of $5.6 million.
Administrative and general expenses were $3.8 million lower in 2016 compared with 2015 primarily due to a reduction in shore side personnel costs partially offset by higher allowances for doubtful accounts.
Depreciation and amortization. Depreciation and amortization expense was $4.7 million higher in 2017 compared with 2016. In addition to depreciation for net fleet additions, the Company recognized higher depreciation expenses of $2.8 million associated with the 2017 reduction in the depreciable lives of three offshore support vessels to their next regulatory survey dates in 2018.
Depreciation and amortization expense was $3.7 million lower in 2016 compared with 2015 primarily due to lower depreciable values following impairment charges recognized by the Company during 2016, partially offset by depreciation for net fleet additions.
Losses on Asset Dispositions and Impairments, Net. During 2017, the Company recorded impairment charges of $27.5 million primarily related to the Company’s anchor handling towing supply vessels, one leased-in supply vessel removed from service as it is not expected to be marketed prior to the expiration of its lease, one owned fast support vessel removed from service and two owned in-service specialty vessels. In addition, the Company sold two liftboats, one supply vessel, one standby safety vessel, nine offshore support vessels previously retired and removed from service and other equipment for net proceeds of $11.2 million and gains of $3.9 million.
During 2016, the Company recognized impairment charges of $119.7 million primarily associated with its anchor handling towing supply fleet, liftboat fleet and one specialty vessel. In addition, the Company sold nine offshore support vessels and other equipment for net proceeds of $41.4 million and gains of $3.5 million, all of which were recognized currently.
During 2015, the Company recorded impairment charges of $20.5 million, of which $7.1 million was related to the suspended construction of two offshore support vessels and the removal from service of one leased-in offshore support vessel and other marine equipment spares, and $13.4 million was related to the impairment of goodwill as a consequence of continuing difficult market conditions. In addition, the Company sold two offshore support vessels and other equipment for net proceeds of $15.7 million and gains of $0.9 million, all of which were recognized currently, and recognized previously deferred gains of $2.6 million.
Other Income (Expense), Net
For the years ended December 31, the Company’s other income (expense) was as follows (in thousands):

	2017	2016	2015
Other Income (Expense):
Interest income	$1,805	$4,458	$836
Interest expense	(16,532)	(10,008)	(4,116)
Interest income on advances and notes with SEACOR Holdings, net	—	—	691
SEACOR Holdings management fees	(3,208)	(7,700)	(4,700)
SEACOR Holdings guarantee fees	(201)	(315)	—
Marketable security gains (losses), net	10,931	(45)	(3,820)
Derivative gains (losses), net	20,256	2,995	(2,766)
Foreign currency losses, net	(1,709)	(3,312)	(27)
Other, net	(6)	(1,490)	261
	$11,336	$(15,417)	$(13,641)
Interest income. Interest income in 2016 was primarily due to interest earned on a marketable security position exited by the Company in early 2017.
Interest expense. Interest expense was higher in 2017 compared with 2016 primarily due to lower capitalized interest and additional interest incurred on the debt facilities of Falcon Global, Sea-Cat Crewzer, Sea-Cat Crewzer II and Sea-Cat Crewzer III. Interest expense was higher in 2016 compared with 2015 primarily due to the issuance of the $175.0 million 3.75% Convertible Senior Notes in December 2015 and higher capitalized interest.
SEACOR Holdings management fees. Following the Spin-off, SEACOR Holdings no longer charges management fees to the Company. Effective upon the Spin-off, Transition Service Agreement fees for various support services for a period up to two years are included in administrative and general expenses.
SEACOR Holdings guarantee fees. As of December 31, 2017, SEACOR Holdings had issued guarantees in respect of certain of the Company’s obligations. Pursuant to the Distribution Agreement executed in connection with the Spin-off, SEACOR Holdings charges the Company a guarantee fee of 0.5% per annum on the amount of outstanding guarantees. See “Contractual Obligations and Commercial Commitments.”
Marketable security gains (losses), net. Marketable security gains of $10.9 million in 2017 were primarily due to a marketable security position exited by the Company in early 2017.
Derivative gains, net. Net derivative gains during 2017 were primarily due to reductions in the fair value of the Company’s conversion option liability on its 3.75% Convertible Senior Notes. The reductions in the conversion option liability were primarily the result of declines in the Company’s share price and estimated credit spread.
Foreign currency losses, net. For all periods, foreign currency losses were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.

Income Tax Benefit
During 2017, the Company’s effective income tax rate of 63.6% was higher than the Company’s statutory tax rate of 35% primarily due to income tax benefits of $43.7 million recognized as a result of new U.S. tax legislation signed into law on December 22, 2017. The majority of the income tax benefits recognized were due to a reduction in U.S. tax rates from 35% to 21% applied to the Company’s domestic basis differences and the elimination of previously accrued deferred taxes on the unremitted earnings of the Company’s foreign subsidiaries.
During 2016 and 2015, the Company’s effective income tax rate was 33.4% and 32.3%, respectively.
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax
For the years ended December 31, the Company’s equity in earnings (losses) of 50% or less owned companies, net of tax, was as follows (in thousands):

	2017	2016	2015
MexMar	$10,103	$3,556	$5,650
OSV Partners	1,120	(2,112)	111
Sea-Cat Crewzer	234	1,031	736
Sea-Cat Crewzer II	99	21	2,327
SEACOR Grant DIS	(306)	(2,136)	387
Falcon Global	(1,559)	(7,092)	(733)
Dynamic Offshore Drilling	(6,936)	1,248	1,035
Other	1,322	(830)	(756)
	$4,077	$(6,314)	$8,757
2017 compared with 2016
Equity earnings of $4.1 million in 2017 included income tax benefits of $7.1 million recognized as a result of new U.S. tax legislation signed into law on December 22, 2017. The majority of the income tax benefits recognized were due to a reduction in U.S. tax rates from 35% to 21% applied to the Company’s basis differences in its domestic joint ventures and the elimination of previously accrued deferred taxes on the unremitted earnings of the Company’s foreign joint ventures. Excluding the impact of these tax benefits recognized, changes in equity earnings (losses) were as follows:
MexMar. Equity earnings from MexMar were $1.6 million higher in 2017 compared with 2016 primarily due to vessel acquisitions replacing previously leased-in vessels resulting in improved operating margins.
OSV Partners. Equity losses from OSV Partners GP LLC and OSV Partners LP LLC (collectively “OSV Partners”) were $1.2 million lower in 2017 compared with 2016 primarily due to a 2016 loss of $1.0 million for the Company’s proportionate share of asset impairment charges.
SEACOR Grant DIS. Equity losses from SEACOR Grant DIS LLC (“SEACOR Grant DIS”) were $1.8 million lower in 2017 compared with 2016 primarily due to a 2016 loss of $2.0 million for the Company’s proportionate share of asset impairment charges.
Falcon Global. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global LLC, a Marshall Islands limited liability company (“Falcon Global”) and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement and consolidated the joint venture.
Dynamic Offshore Drilling. During 2017, the Company recognized an impairment charge of $8.3 million, net of tax, for an other than temporary decline in the fair value of its equity investment in Dynamic Offshore Drilling Ltd. (“Dynamic Offshore Drilling”) upon its unsuccessful bid on a charter renewal with a customer.
2016 compared with 2015
MexMar. Equity earnings from MexMar were $1.0 million higher during 2016 compared with 2015 primarily due to fleet additions and favorable currency exchange rates.
OSV Partners. Equity in losses of $2.1 million from OSV Partners for 2016 were primarily due to reduced utilization following the cold-stacking of three of OSV Partners’ five vessels as a result of continued weak market conditions and a loss of $1.0 million for the Company’s proportionate share of asset impairment charges.
Sea-Cat Crewzer. Equity in earnings from Sea-Cat Crewzer LLC (“Sea-Cat Crewzer”) were $0.3 million higher during 2016 compared with 2015 primarily due to drydocking activity during 2015.

Sea-Cat Crewzer II. Equity in earnings from Sea-Cat Crewzer II LLC (“Sea-Cat Crewzer II”) were $2.1 million lower during 2016 compared with 2015 primarily due to drydocking activity during 2016.
SEACOR Grant DIS. Equity in losses of $2.1 million from SEACOR Grant DIS for 2016 were primarily due to a $2.0 million loss for the Company’s proportionate share of impairment charges.
Falcon Global. Equity in losses of $7.1 million from Falcon Global for 2016 were primarily due to an impairment charge of $6.4 million, net of tax, for an other-than-temporary decline in the fair value of the Company’s investment in Falcon Global.
Liquidity and Capital Resources
General
The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its debt facilities. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.
As of December 31, 2017, the Company had capital commitments of $66.7 million that included four fast support vessels, three supply vessels and two wind farm utility vessels. The delivery dates and payment of certain costs (originally scheduled for payment in 2018, 2019 and 2020) for two of the fast support vessels are uncertain as the Company, at its option, may defer their construction for an indefinite period of time. The Company’s capital commitments by year of expected payment are as follows (in thousands):

2018	$13,435
2019	21,919
2020	10,696
Deferred (estimated based on current construction pricing)	20,697
$66,747
Subsequent to December 31, 2017, the Company committed an additional $11.0 million ($10.1 million to be paid in 2018 and $0.9 million to be paid in 2019) to acquire two additional wind farm utility vessels and convert two of its existing supply vessels to a standby safety configuration.
As of December 31, 2017, the Company has guaranteed certain obligations on behalf of its 50% or less owned companies for $1.8 million. See “Off-Balance Sheet Arrangements.” Subsequent to December 31, 2017, the Company committed to an investment in SEACOSCO of $27.5 million, with approximately $20.0 million payable in the first quarter of 2018 and the remaining balance due over the next 14 months.
As of December 31, 2017, the Company had outstanding debt of $314.9 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of December 31, 2017 on an actual basis and on a proforma basis including the payment of $15.0 million for MOI debtor-in-possession obligations and a fully drawn FGUSA Credit Facility are as follows (in thousands):

	Actual	Proforma
2018	$22,858	$37,858
2019	54,533	54,533
2020	10,358	18,421
2121	34,989	44,664
2022	208,618	218,293
Years subsequent to 2022	16,703	120,390
	$348,059	$494,159
As of December 31, 2017, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $157.9 million. As of December 31, 2017, construction reserve funds of $45.4 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. The Company may access construction reserve funds for uses not originally intended when the funds were reserved, subject to the payment of related taxes and penalties. Additionally, the Company had $4.8 million available under subsidiary credit facilities for future capital commitments.
For the years ended December 31, the following is a summary of the Company’s cash flows (in thousands):

	2017	2016	2015
Cash flows provided by or (used in):
Operating Activities	$34,739	$(29,186)	$20,203
Investing Activities	(32,262)	(16,858)	(88,203)
Financing Activities	(11,730)	15,590	115,101
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2,178	(2,479)	(1,628)
Increase in Cash and Cash Equivalents	$(7,075)	$(32,933)	$45,473
Operating Activities
Cash flows provided by (used in) operating activities increased by $63.9 million in 2017 compared with 2016. For the years ended December 31, the components of cash flows provided by (used in) operating activities were as follows (in thousands):

	2017	2016	2015
DVP:
United States, primarily Gulf of Mexico	$(3,767)	$2,576	$34,347
Africa, primarily West Africa	5,579	15,638	28,171
Middle East and Asia	(3,415)	18,770	19,128
Brazil, Mexico, Central and South America	6,426	7,682	15,226
Europe, primarily North Sea	22,309	21,622	18,533
Operating, leased-in equipment (excluding amortization of deferred gains)	(21,066)	(25,776)	(30,708)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(56,093)	(45,028)	(53,085)
SEACOR Holdings management and guarantee fees	(3,409)	(8,015)	(4,700)
Other, net (excluding non-cash losses)	(6)	(6)	261
Dividends received from 50% or less owned companies	2,642	777	3,927
	(50,800)	(11,760)	31,100
Changes in operating assets and liabilities before interest and income taxes	6,290	(13,565)	18,677
Purchases of marketable securities	—	(22,997)	(36,648)
Proceeds from sale of marketable securities	51,877	9,169	6,471
Cash settlements on derivative transactions, net	(512)	(1,432)	1,256
Interest paid, excluding capitalized interest(1)	(9,216)	(2,698)	(22,407)
Interest received	3,327	3,873	20,087
Income taxes refunded, net	33,773	10,224	1,667
Total cash flows provided by (used in) operating activities	$34,739	$(29,186)	$20,203
_____________________

(1)	During 2017, 2016 and 2015, capitalized interest paid and included in purchases of property and equipment was $3.6 million, $7.0 million, and $4.4 million, respectively.
For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements and settlements with SEACOR Holdings both before and after the Spin-off.
Investing Activities
During 2017 , net cash used in investing activities was $32.3 million primarily as follows:

•	Capital expenditures and payments on fair value derivative hedges were $69.4 million. Equipment deliveries during the period included six fast support vessels and five supply vessels.

•
The Company sold two liftboats, one supply vessel, one standby safety vessel, nine offshore support vessels previously retired and removed from service and other property and equipment for net proceeds of $11.2 million ($10.7 million received in 2017 and $0.5 million of previously received deposits). In addition, the Company received $0.1 million on deposit for future sales.

•	The Company made investments in 50% or less owned companies of $5.5 million, including $2.4 million to Falcon Global and $2.3 million to OSV Partners.

•	Construction reserve funds account transactions included deposits of $6.3 million and withdrawals of $39.1 million.

•	The Company received capital distributions of $7.4 million from MexMar.

•	Effective March 31, 2017, the Company consolidated Falcon Global and assumed cash of $1.9 million.

•	Effective April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II through the acquisition of its partners’ 50% ownership interest for $9.6 million, net of cash acquired.

•	Effective April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer through the acquisition of its partners’ 50% ownership interest for $0.1 million, net of cash acquired.
During 2016, net cash used in investing activities was $16.9 million primarily as follows:

•
Capital expenditures and payments on fair value derivative hedges were $101.3 million. Equipment deliveries during the period included 12 fast support vessels, two supply vessel, two wind farm utility vessels and one specialty vessel.

•
The Company sold five supply vessels, four standby safety vessels and other property and equipment for net proceeds of $41.4 million. The Company also received $0.5 million in deposits on future property and equipment sales.

•	The Company made investments in 50% or less owned companies of $16.9 million, including $7.7 million to Falcon Global, $7.4 million to MexMar and $1.2 million to OSV Partners.

•	The Company increased its restricted cash balances by $1.2 million.

•	Construction reserve funds account transactions included deposits of $27.4 million and withdrawals of $87.8 million.
During 2015, net cash used in investing activities was $88.2 million primarily as follows:

•	Capital expenditures were $87.8 million. Equipment deliveries included three fast support vessels, one supply vessel and two wind farm utility vessels.

•	The Company sold two offshore support vessels and other property and equipment for net proceeds of $15.7 million.

•	The Company made investments in 50% or less owned companies of $25.0 million, including $15.7 million to Falcon Global, $7.9 million to MexMar and $1.4 million to OSV Partners.

•	The Company received $15.2 million from its 50% or less owned companies, including $15.0 million from MexMar.

•	The Company acquired net third party notes receivable of $13.2 million.

•	Construction reserve fund account transactions included withdrawals of $24.9 million and deposits of $18.1 million.
Financing Activities
During 2017, net cash used by financing activities was $11.7 million. In the period, the Company:

•	made scheduled payments on long-term debt of $11.9 million;

•	borrowed $7.1 million under the Sea-Cat Crewzer III Term Loan Facility;

•	incurred issuance costs on various debt facilities of $0.5 million;

•	purchased subsidiary shares from noncontrolling interest for $3.7 million; and

•	paid SEACOR Holdings $2.7 million for the distribution of SEACOR Marine restricted stock to Company personnel.
During 2016, net cash provided by financing activities was $15.6 million. In the period, the Company:

•	made scheduled payments on long-term debt of $4.3 million;

•	borrowed $23.5 million (€21.0 million) under the Windcat Credit Facility and repaid all of Windcat Workboats’ then outstanding debt totaling $22.9 million;

•	borrowed $22.8 million under the Sea-Cat Crewzer III Term Loan Facility;

•	incurred issuance costs on various debt facilities of $3.3 million; and

•	made distributions to non-controlling interests of $0.2 million.
During 2015, net cash provided by financing activities was $115.1 million. In the period, the Company:

•	made net payments on advances and notes with SEACOR Holdings of $50.9 million;

•	issued $175.0 million of 3.75% Convertible Senior Notes and incurred $6.4 million in issuance costs;

•	made other scheduled payments on long-term debt of $6.8 million; and

•	received net contributions from SEACOR Holdings of $5.1 million.
Short and Long-Term Liquidity Requirements
The Company’s principal liquidity requirements over the next twelve months are for working capital, to meet debt service obligations and to meet capital expenditure needs, principally payments related to the construction of new vessels. In addition, financial covenants under certain of the Company’s debt facilities require the Company to maintain minimum available liquidity (as defined in the agreements) of an aggregate of $50.0 million. The Company’s principal sources of liquidity are cash flows from operations and borrowing capacity under its subsidiaries credit facilities. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may affect its results of operations and thereby its cash flow from operations, as well as, limit its access to the credit and capital markets on acceptable terms, or at all. The Company believes that a combination of cash balances on hand, construction reserve funds, cash generated from operating activities, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital and debt service requirements for the next twelve months.
Off-Balance Sheet Arrangements
As of December 31, 2017, the Company has seven offshore support vessels, certain facilities and other equipment under lease. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms range in duration from one to four years. For information regarding the Company’s lease arrangements, see “Note 16. Commitments and Contingencies” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
On occasion, the Company will guarantee certain obligations on behalf of its 50% or less owned companies. As of December 31, 2017, the Company had the following guarantees in place:

•
Two of the Company’s 50% or less owned companies obtained bank debt to finance the acquisition of offshore support vessels. The debt is secured by, among other things, a first preferred mortgage on the vessels. The banks also have the authority to require the Company and its partners to fund uncalled capital commitments, as defined in the partnership agreements. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $1.4 million in the aggregate as of December 31, 2017.

•
The Company guarantees certain of the outstanding charter receivables of one of its managed 50% or less owned companies if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2017, the Company’s contingent guarantee for the outstanding charter receivables was $0.4 million.

Contractual Obligations and Commercial Commitments
Historically, in the ordinary course of business, SEACOR Holdings has issued guarantees in respect of certain of the Company’s obligations, including obligations under debt instruments and credit facilities, sale-leaseback transactions, letters of credit and certain invoiced amounts for funding deficits of a multi-employer defined benefit pension plan. As of December 31, 2017, the aggregate amount of obligations that SEACOR Holdings had guaranteed on the Company’s behalf was $69.1 million. Pursuant to the Distribution Agreement entered into with SEACOR Holdings in connection with the Spin-off, the Company is required to use commercially reasonable efforts to cause SEACOR Holdings to be released from these guarantees in favor of a guarantee issued by the Company. To the extent the Company is unable to cause SEACOR Holdings to be released from any of these guarantees under reasonable terms, the Company pays SEACOR Holdings a guarantee fee equal to 0.5% per annum of the amount of outstanding guarantees, which declines as the guarantee obligations are settled by the Company. The Company recognized guarantee fees in connection with sale-leaseback arrangements of $0.3 million, $0.4 million and $0.1 million during 2017, 2016 and 2015, respectively, as additional leased-in equipment operating expenses. Guarantee fees paid to SEACOR Holdings for all other obligations are recognized as SEACOR Holdings guarantee fees. The Company indemnifies SEACOR Holdings in respect of any payments that SEACOR Holdings is required to make under any of these guarantees.
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-term Debt (including principal and interest)(1)	$407,149	$37,985	$89,452	$261,313	$18,399
Capital Purchase Obligations(2)	66,747	13,435	32,615	—	20,697
Operating Leases(3)	52,659	16,525	29,985	6,149	—
Purchase Obligations(4)	2,218	2,218	—	—	—
	528,773	70,163	152,052	267,462	39,096
Other Commercial Commitments:
Joint Venture Guarantees(5)	1,869	1,869	—	—	—
Letters of Credit	2,751	2,751	—	—	—
	4,620	4,620	—	—	—
	$533,393	$74,783	$152,052	$267,462	$39,096
______________________

(1)	Estimated interest payments of the Company’s borrowings are based on contractual terms and maturities, using current rates for variable instruments.

(2)
Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2017 as the Company has not yet received the goods or taken title to the property.

(3)	Operating leases primarily include leases of vessels and other property that have a remaining term in excess of one year.

(4)	These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

(5)	See “Off-Balance Sheet Arrangements” above.
Debt Securities and Credit Agreements
For a discussion of the Company’s debt securities and credit agreements, see “Note 7. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Effects of Inflation
The Company’s operations expose it to the effects of inflation. In the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.
Contingencies
MNOPF and MNRPF. Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the MNOPF and the MNRPF. The Company’s participation in the MNOPF and MNRPF began with the acquisition of the Stirling group of companies in 2001 and relates to the current and former employment of certain officers and ratings by the Company and/or Stirling’s predecessors from 1978 through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received.
Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2015, the Company was invoiced and expensed $19.4 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers.
The cumulative funding deficits of the MNRPF were being recovered by additional annual contributions from current employers that were subject to adjustment following the results of future tri-annual actuarial valuations. Prior to 2015, the Company was invoiced and expensed $0.4 million for its allocated share of the then cumulative funding deficits. On February 25, 2015, the High Court approved a new deficit contribution scheme, whereby any funding deficit of the MNRPF is to be remedied through funding contributions from all participating current and former employers, in a manner similar to the operation of the MNOPF. Based on an actuarial valuation in 2014, the potential cumulative funding deficit of the MNRPF was $491.7 million (£325.0 million). On August 28, 2015, the Company was invoiced and recognized payroll related operating expenses of $6.9 million (£4.5 million) for its allocated share of the cumulative funding deficit, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. The invoiced amounts are payable in four installments, beginning in October 2015.
Other. In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining its potential exposure to these matters and has recorded reserves in the Company’s financial statements related thereto as appropriate. It is possible that a change in the Company’s estimates related to these exposures could occur, but the Company does not expect such changes in estimated costs would have a material effect on its consolidated financial position, results of operations or cash flows.
Related Party Transactions
For a discussion of the Company’s transactions with related parties, see “Note 15. Related Party Transactions” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Basis of Combination and Consolidation. The consolidated financial statements include the accounts of SEACOR Marine and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in the combination and consolidation.
Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income (loss) inclusive of both the Company’s and the noncontrolling interests’ share, as well as the amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolled equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value. If a subsidiary is consolidated upon a change in control, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value.
The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture, but may exist when the Company’s ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings from investments in 50% or less owned companies in the accompanying consolidated statements of loss as equity in earnings (losses) of 50% or less owned companies, net of tax.
The Company employs the cost method of accounting for investments in 50% or less owned companies it does not control or exercise significant influence. These investments in private companies are carried at cost and are adjusted only for capital distributions and other-than-temporary declines in fair value.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from estimates and those differences may be material.
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
The Company earns revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Therefore, vessel revenues are recognized on a daily basis throughout the contract period. Under a time charter, the Company provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer and the customer assumes responsibility for all operating expenses and all risk of operation. In the U.S. Gulf of Mexico, time charter durations and rates are typically established in the context of master service agreements that govern the terms and conditions of the charter. From time to time, the Company may also participate in pooling arrangements whereby the time charter revenues of certain of the Company’s vessels are shared with the time charter revenues of certain vessels of similar type owned by non-affiliated vessel owners based upon an agreed formula.
Contract or charter durations may range from several days to several years. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common and constitute a significant portion of that market. Time charters in Asia have historically been less common and generally contracts or charters have terms of less than two years. In the Company’s other operating areas, charters vary in length from short-term to multi-year periods, many with cancellation clauses and no early termination penalty. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to provide services to a particular customer.
Trade and Other Receivables. Customers are primarily major integrated national and international oil companies and large independent oil and natural gas exploration and production companies. Trade customers are granted credit on a short-term basis and related credit risks are considered minimal. Other receivables consist primarily of operating expenses incurred by the Company related to vessels it manages for others and insurance and income tax receivables. The Company routinely reviews its receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of loss as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of loss as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive loss in the accompanying consolidated statements of comprehensive loss to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of loss as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive loss in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of loss.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk associated with its cash and cash equivalents, construction reserve funds and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.
Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to offshore support vessels, the estimated useful life is typically based upon a newly built vessel being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the vessel in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded its useful life policy, in which case the Company depreciates such vessels based on its best estimate of remaining useful life, typically the next regulatory survey or certification date.

As of December 31, 2017, the estimated useful life (in years) of each of the Company’s major categories of new offshore support vessels was as follows:

Offshore Support Vessels:
Wind farm utility vessels	10
All other offshore support vessels (excluding wind farm utility)	20
Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels, as well as major renewals and improvements to other properties, are capitalized.
Certain interest costs incurred during the construction of vessels are capitalized as part of the vessels’ carrying values and are amortized over such vessels’ estimated useful lives.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by their estimated future undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. See “Certain Components of Revenues and Expenses–Impairments” above for a discussion of impairments.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the fair value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods.
Business Combinations. The Company recognizes 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of loss from the date of acquisition.
Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of loss. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Prior to the Spin-off, SEACOR Marine was included in the consolidated U.S. federal income tax return of SEACOR Holdings. SEACOR Holdings’ policy for allocation of U.S. federal income taxes required its domestic subsidiaries included in the consolidated U.S. federal income tax return to compute their provision for U.S. federal income taxes on a separate company basis and settle with SEACOR Holdings.
In the normal course of business, the Company or SEACOR Holdings may be subject to challenges from tax authorities regarding the amount of taxes due for the Company. These challenges may alter the timing or amount of taxable income or deductions. As part of the calculation of income tax expense, the Company determines whether the benefits of its tax positions are at least more likely than not of being sustained based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained, the Company accrues the largest amount of the tax benefit that is more likely than not of being sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of its tax benefits and actual results could vary materially from these estimates.
Deferred Gains - Vessel Sale-Leaseback Transactions and Financed Vessel Sales. From time to time, the Company enters into vessel sale-leaseback transactions with finance companies or provide seller financing on sales of its vessels to third parties or to 50% or less owned companies. A portion of the gains realized from these transactions is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions, gains are deferred to the extent of the present value of future minimum lease payments and are amortized as reductions to rental expense over the applicable lease terms. In financed vessel sales, gains are deferred to the extent that the repayment of purchase notes is dependent on the future operations of the sold vessels and are amortized based on cash received from the buyers.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
On occasion, the Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Brazil, Mexico, Central and South America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. As of December 31, 2017, the Company had no currency contracts outstanding.
As of December 31, 2017, a subsidiary of the Company whose functional currency is the pound sterling had long-term debt of €21.0 million (£18.6 million). A 10% strengthening in the exchange rate of the euro against the pound sterling as of December 31, 2017 would result in foreign currency losses of $2.5 million.
The Company has foreign currency exchange risks related to its operations where its functional currency is the pound sterling, primarily related to vessel operations that are conducted from ports located in the United Kingdom. Net consolidated assets of £43.2 million ($58.0 million) are included in the Company’s consolidated balance sheets as of December 31, 2017. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2017 would increase other comprehensive loss by $5.8 million due to translation.
The Company’s outstanding debt is primarily in fixed interest rate instruments or variable interest rate instruments that have been fixed through corresponding interest rate swaps. Although the fair value of these debt instruments will vary with changes in interest rates, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2017, the Company had outstanding variable rate debt instruments (due 2018 through 2022) subject to interest rate fluctuations totaling $70.9 million that call for the Company to pay interest based on LIBOR plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2017, the average interest rate on these variable rate borrowings was 7.0%.
As of December 31, 2017, the Company had one interest rate swap agreement with a notional value of $56.2 million. This agreement calls for the Company to pay a fixed interest rate of 2.1% and receive interest payments based on LIBOR. As of December 31, 2017, the fair market value of this interest rate swap agreement was a liability of $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes are included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2017. Based on their evaluation, the

Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
The Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of the inherent limitations in any internal control system, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.
Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
The Company previously concluded that its internal control over financial reporting was not effective as of the date of the Spin-off, solely as a result of the material weaknesses in the Company’s internal control over financial reporting noted in Exhibit 99.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on May 4, 2017. Prior to the Spin-off, the Company was a consolidated subsidiary of SEACOR Holdings and the Company’s system of internal controls over financial reporting was part of the broader SEACOR Holdings control system, which had material weaknesses as of December 31, 2016. Management developed and implemented a remediation plan, which included an improved approval process of certain manual journal entries, limiting access to the Company’s information technology system, and enhanced review and documentation controls relating to estimates of fair value and related impairment assessments. The Company, after completing its testing of the design and operating effectiveness of the controls included in the remediation plan, has concluded that it has remediated the previously identified material weaknesses as of December 31, 2017.
Except for the implementation of the remediation measures noted above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended December 31, 2017 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed pursuant to this Item 10 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.
NYSE Annual Certification. The Chief Executive Officer of the Company has previously submitted to the NYSE the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual, and there were no qualifications to such certification. SEACOR Marine Holdings Inc. has filed the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 with the SEC as exhibits to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the “Compensation Disclosure and Analysis” and “Information Relating to the Board of Directors and Committees Thereof” portions of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the “Certain Relationships and Related Transactions” portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the “Ratification or Appointment of Independent Auditors” portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedules – See Index to Financial Statements of this Annual Report on Form 10-K. In accordance with Regulation S-X Rule 3-09, the financial statements of Mantenimiento Express Maritimo A.S.P.A. de C.V. (“MexMar”) for the years ended December 31, 2017, 2016 and 2015 will be filed by amendment within six months after MexMar’s year ended December 31, 2017.
3. Exhibits

Exhibit Number	Description
2.1*
Distribution Agreement, dated as of May 10, 2017, by and between SEACOR Holdings Inc. and SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Holdings Inc.’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

2.2*
Joint Venture Contribution and Formation Agreement, dated August 10, 2017, by and between SEACOR LB Holdings LLC and Montco Offshore, Inc. (incorporated herein by reference to Exhibit 2.1 of SEACOR Marine Holdings Inc.’s Periodic Report on Form 8-K filed with the Commission on August 11, 2017 (File No. 001-37966)).

3.1*
Second Amended and Restated Certificate of Incorporation of SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 3.1 of SEACOR Marine Holdings Inc.’s Amendment No. 1 to its Registration Statement on Form 10 filed with the Commission on February 10, 2017 (File No. 001-37966)).

3.2*
Second Amended and Restated Bylaws of SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 3.2 of SEACOR Marine Holdings Inc.’s Amendment No. 1 to its Registration Statement on Form 10 filed with the Commission on February 10, 2017 (File No. 001-37966)).

4.1*
Note Purchase Agreement dated as of November 30, 2015, by and among SEACOR Marine Holdings Inc. and the Purchasers identified on Schedule A thereto (including therein the form of SEACOR Marine Holdings Inc. 3.75% Convertible Senior Notes due 2022 (the “3.75% Convertible Senior Notes”)) (incorporated herein by reference to Exhibit 4.4 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

4.2*
Amendment No. 1 dated March 3, 2017 to the Note Purchase Agreement dated as of November 30, 2015, by and among SEACOR Marine Holdings Inc. and the Purchasers of the 3.75% Subsidiary Convertible Senior Notes (incorporated herein by reference to Exhibit 10.1 of SEACOR Holdings Inc.’s Current Report on Form 8-K filed with the Commission on March 3, 2017 (File No. 001-112289)).

4.3*
Investment Agreement dated November 30, 2015, by and among SEACOR Holdings Inc., SEACOR Marine Holdings Inc. and the Investors named therein (the “Investment Agreement”) (incorporated herein by reference to Exhibit 4.5 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

4.4*
Registration Rights Agreement dated November 30, 2015, by and among SEACOR Marine Holdings Inc. and the holders of the 3.75% Convertible Senior Notes from time-to-time party thereto (incorporated herein by reference to Exhibit 4.7 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Commission on February 29, 2016 (File No. 001-112289)).

4.5*
Loan Agreement, dated as of August 3, 2015, by and among Falcon Global LLC, Falcon Pearl LLC and Falcon Diamond LLC, as joint and several borrowers, DNB Markets, Inc., Clifford Capital PTE. Ltd. and NIBC Band N.V. as mandated lead arrangers and DNB Markets, Inc. as book runner and DNB Bank ASA, New York Branch, as Facility Agent and Security Trustee and the financial institutions identified on Schedule 1 thereto, as Lenders. (incorporated herein by reference to Exhibit 4.5 of SEACOR Marine Holdings Inc.’s Amendment No. 3 to its Registration Statement on Form 10 filed with the Commission on May 4, 2017 (File No. 001-37966)).

4.6*
Waiver Letter Agreement by and between DNB Bank ASA, as Facility Agent, Security Trustee and Swap Bank, DNB Capital LLC, as lender, Clifford Capital PTE. LTD., as lender, NIBC Bank N.V., as lender and swap bank, Falcon Global LLC, as a borrower, Falcon Pearl LLC, as a borrower, Falcon Diamond, as a borrower, SEACOR Marine Holdings Inc., as a guarantor and SEACOR LB Offshore (MI) LLC, as a pledgor (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017 (File No. 001-37966)).

Exhibit Number	Description
4.7*
Omnibus Amendment Agreement relating to the Loan Agreement, dated as of August 3, 2015, by and among Falcon Global LLC, Falcon Pearl LLC and Falcon Diamond LLC, as joint and several borrowers, DNB Markets, Inc., Clifford Capital PTE. Ltd. and NIBC Bank N.V. as mandated lead arrangers and DNB Markets, Inc. as book runner and DNB Bank ASA, New York Branch, as Facility Agent and Security Trustee and the financial institutions identified on Schedule 1 thereto, as Lenders (incorporated by reference to Exhibit 4.5 of SEACOR Marine Holdings Inc.’s Amendment No. 3 to its Registration Statement on Form 10 filed with the Commission on May 4, 2017 and the Omnibus Amendment Agreement relating to the Loan Agreement is incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2017 (File No. 001-37966)).

10.1*
Transition Services Agreement, dated as of May 10, 2017, by and between SEACOR Holdings Inc. and SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.2 of SEACOR Holdings Inc.’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

10.2*
Transition Services Agreement, dated as of May 10, 2017, by and between SEACOR Marine Holdings Inc. and SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 10.3 of SEACOR Holdings Inc.’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

10.3*
Employee Matters Agreement, dated as of May 10, 2017, by and between SEACOR Holdings Inc. and SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.4 of SEACOR Holdings Inc.’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

10.4*
Tax Matters Agreement, dated as of May 10, 2017, by and between SEACOR Holdings Inc. and SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.5 of SEACOR Holdings Inc.’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-12289)).

10.5*+
SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan. (incorporated herein by reference to Exhibit 10.6 of SEACOR Marine Holdings Inc.’s Periodic Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-37966)).

10.6*+
SEACOR Marine Holdings Inc. 2017 Employee Stock Purchase Plan. (incorporated herein by reference to Exhibit 10.7 of SEACOR Marine Holdings Inc.’s Periodic Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-37966)).

10.7*+
Form of Indemnification Agreement between SEACOR Marine Holdings Inc. and individual officers and directors. (incorporated herein by reference to Exhibit 10.7 of SEACOR Marine Holdings Inc.’s Amendment No. 1 to its Registration Statement on Form 10 filed with the Commission on February 10, 2017 (File No. 001-37966)).

10.8*
Letter Agreement related to the Investment Agreement dated November 30, 2015 (incorporated herein by reference to Exhibit 10.8 of SEACOR Marine Holdings Inc.’s Amendment No. 3 to its Registration Statement on Form 10 filed with the Commission on May 4, 2017 (File No. 001-37966)).

10.9*+
Form of Stock Option Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 of SEACOR Marine Holdings Inc.’s S-8 filed with the Commission on November 20, 2017 (File No. 001-37966)).

10.10*+
Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 of SEACOR Marine Holdings Inc.’s S-8 filed with the Commission on November 20, 2017 (File No. 001-37966)).

10.11+	Compensation Arrangements for the Executive Officers
10.12+	Compensation of Non-Employee Directors
16.1*
Letter from Ernst & Young LLP, dated June 15, 2017 to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on June 15, 2017 (File No. 001-37966)).

21.1	List of subsidiaries of SEACOR Marine Holdings Inc.
23.1	Consent of Grant Thornton LLP
23.2	Consent of Ernst & Young LLP
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Description
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Marine Holdings Inc. (Registrant)

By:	/s/ MATTHEW CENAC
Matthew Cenac, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 22, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ MATTHEW CENAC	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2018
Matthew Cenac
/s/ JOHN GELLERT	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2018
John Gellert
/s/ Charles Fabrikant	Non-Executive Chairman of the Board	March 22, 2018
Charles Fabrikant
/s/ Andrew R. Morse	Director	March 22, 2018
Andrew R. Morse
/s/ R. Christopher Regan	Director	March 22, 2018
R. Christopher Regan
/s/ Evan Behrens	Director	March 22, 2018
Evan Behrens
/s/ Ferris Hussein	Director	March 22, 2018
Ferris Hussein

Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SEACOR Marine Holdings Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of loss, changes in equity, and cash flows for year ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, Texas
March 22, 2018

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of SEACOR Marine Holdings Inc.
We have audited the accompanying consolidated balance sheet of SEACOR Marine Holdings Inc. as of December 31, 2016, and the related consolidated statements of loss, comprehensive loss, changes in equity and cash flows for the years ended December 31, 2016 and 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2016 and 2015. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 2015 financial statements of Mantenimiento Express Maritimo, S.A.P.I de C.V, a corporation in which the Company has a 49% interest. In the consolidated financial statements, the Company’s equity in the net income of Mantenimiento Express Maritimo, S.A.P.I de C.V is stated at $5,650,000 for the year ended December 31, 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the Company’s 2015 consolidated financial statements, insofar as it relates to the amounts included for Mantenimiento Express Maritimo, S.A.P.I de C.V, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits, and for 2015 the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SEACOR Marine Holdings Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boca Raton, Florida
April 27, 2017

SEACOR MARINE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$110,234	$117,309
Restricted cash	2,317	1,462
Marketable securities	—	40,139
Receivables:
Trade, net of allowance for doubtful accounts of $4,039 and $5,359 in 2017 and 2016, respectively	45,616	44,830
Due from SEACOR Holdings	—	19,102
Other	12,341	21,316
Inventories	3,756	3,058
Prepaid expenses and other	3,026	3,349
Total current assets	177,290	250,565
Property and Equipment:
Historical cost	1,179,836	958,759
Accumulated depreciation	(560,160)	(540,619)
	619,676	418,140
Construction in progress	70,157	123,801
Net property and equipment	689,833	541,941
Investments, at Equity, and Advances to 50% or Less Owned Companies	92,169	138,311
Construction Reserve Funds	45,361	78,209
Other Assets	3,851	6,093
	$1,008,504	$1,015,119
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$22,858	$20,400
Accounts payable and accrued expenses	24,024	25,969
Due to SEACOR Holdings	1,358	—
Accrued wages and benefits	5,087	4,862
Accrued income taxes	4,290	5,554
Accrued capital, repair and maintenance expenditures	19,618	8,573
Deferred revenues	10,104	6,953
Other current liabilities	11,879	8,705
Total current liabilities	99,218	81,016
Long-Term Debt	292,041	217,805
Conversion Option Liability on 3.75% Convertible Senior Notes	6,832	—
Deferred Income Taxes	55,506	124,945
Deferred Gains and Other Liabilities	31,741	41,198
Total liabilities	485,338	464,964
Equity:
SEACOR Holdings Inc. stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 17,675,356 and 17,671,356 shares issued in 2017 and 2016, respectively	177	177
Additional paid-in capital	303,996	306,359
Retained earnings	216,511	249,412
Accumulated other comprehensive loss, net of tax	(12,493)	(11,337)
	508,191	544,611
Noncontrolling interests in subsidiaries	14,975	5,544
Total equity	523,166	550,155
	$1,008,504	$1,015,119

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF LOSS
(in thousands, except share data)

	For the years ended December 31,
	2017	2016	2015
Operating Revenues	$173,783	$215,636	$368,868
Costs and Expenses:
Operating	159,599	166,925	275,972
Administrative and general	56,217	49,308	53,085
Depreciation and amortization	62,779	58,069	61,729
	278,595	274,302	390,786
Losses on Asset Dispositions and Impairments, Net	(23,547)	(116,222)	(17,017)
Operating Loss	(128,359)	(174,888)	(38,935)
Other Income (Expense):
Interest income	1,805	4,458	836
Interest expense	(16,532)	(10,008)	(4,116)
Interest income on advances and notes with SEACOR Holdings, net	—	—	691
SEACOR Holdings management fees	(3,208)	(7,700)	(4,700)
SEACOR Holdings guarantee fees	(201)	(315)	—
Marketable security gains (losses), net	10,931	(45)	(3,820)
Derivative gains (losses), net	20,256	2,995	(2,766)
Foreign currency losses, net	(1,709)	(3,312)	(27)
Other, net	(6)	(1,490)	261
	11,336	(15,417)	(13,641)
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(117,023)	(190,305)	(52,576)
Income Tax Benefit:
Current	(13,400)	(15,421)	(487)
Deferred	(61,006)	(48,048)	(16,486)
	(74,406)	(63,469)	(16,973)
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(42,617)	(126,836)	(35,603)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	4,077	(6,314)	8,757
Net Loss	(38,540)	(133,150)	(26,846)
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	(5,639)	(1,103)	403
Net Loss attributable to SEACOR Marine Holdings Inc.	$(32,901)	$(132,047)	$(27,249)

Basic and Diluted Loss Per Common Share of SEACOR Marine Holdings Inc.	$(1.87)	$(7.47)	$(1.54)
Basic and Diluted Weighted Average Common Shares Outstanding:	17,601,244	17,671,356	17,671,356

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Net Loss	$(38,540)	$(133,150)	$(26,846)
Other Comprehensive Loss:
Foreign currency translation gains (losses), net	4,654	(9,510)	(4,034)
Reclassification of foreign currency translation losses to foreign currency losses, net	—	74	21
Derivative gains (losses) on cash flow hedges	214	(2,493)	(1,193)
Reclassification of derivative losses on cash flow hedges to interest expense	118	18	—
Reclassification of derivative losses on cash flow hedges to equity in earnings (losses) of 50% or less owned companies	389	2,744	995
	5,375	(9,167)	(4,211)
Income tax (expense) benefit	(6,256)	2,823	1,319
	(881)	(6,344)	(2,892)
Comprehensive Loss	(39,421)	(139,494)	(29,738)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	(5,364)	(2,205)	(39)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(34,057)	$(137,289)	$(29,699)

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2014	$—	$302,467	$402,190	$(3,645)	$8,850	$709,862
Contributions from SEACOR Holdings:
Formation of SEACOR Marine Holdings Inc.	177	(992)	7,715	—	—	6,900
Financial support received upon issuance of convertible senior notes, net of tax	—	5,532	—	—	—	5,532
Distributions to SEACOR Holdings:
Cash distributions	—	(648)	(1,197)	—	—	(1,845)
Distributions to noncontrolling interests	—	—	—	—	(857)	(857)
Net income (loss)	—	—	(27,249)	—	403	(26,846)
Other comprehensive loss	—	—	—	(2,450)	(442)	(2,892)
Year Ended December 31, 2015	177	306,359	381,459	(6,095)	7,954	689,854
Distributions to noncontrolling interests	—	—	—	—	(205)	(205)
Net loss	—	—	(132,047)	—	(1,103)	(133,150)
Other comprehensive loss	—	—	—	(5,242)	(1,102)	(6,344)
Year Ended December 31, 2016	177	306,359	249,412	(11,337)	5,544	550,155
Distribution of SEACOR Marine restricted stock to Company personnel by SEACOR Holdings	—	(2,656)	—	—	—	(2,656)
Director share awards	—	681	—	—	—	681
Amortization of employee share awards	—	726	—	—	—	726
Purchase of subsidiary shares from noncontrolling interests, net of tax	—	(1,114)	—	—	(2,579)	(3,693)
Consolidation of 50% or less owned companies	—	—	—	—	17,374	17,374
Net loss	—	—	(32,901)	—	(5,639)	(38,540)
Other comprehensive income (loss)	—	—	—	(1,156)	275	(881)
Year Ended December 31, 2017	$177	$303,996	$216,511	$(12,493)	$14,975	$523,166

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(38,540)	$(133,150)	$(26,846)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,779	58,069	61,729
Amortization of deferred gains on sale and leaseback transactions	(8,118)	(8,199)	(8,199)
Debt discount and issue cost amortization, net	6,792	7,397	683
Director share awards	681	—	—
Amortization of employee share awards	726	—	—
Bad debt expense (recoveries)	(1,283)	4,280	—
Losses on asset dispositions and impairments, net	23,547	116,222	17,017
Marketable security (gains) losses, net	(10,931)	45	3,820
Purchases of marketable securities	—	(22,997)	(36,648)
Proceeds from sale of marketable securities	51,877	9,169	6,471
Derivative (gains) losses, net	(20,256)	(2,995)	2,766
Cash settlements on derivative transactions, net	(512)	(1,432)	1,256
Foreign currency losses, net	1,709	3,312	27
Deferred income tax benefit	(61,006)	(48,048)	(16,486)
Other, net	—	1,484	—
Equity in (earnings) losses of 50% or less owned companies, net of tax	(4,077)	6,314	(8,757)
Dividends received from 50% or less owned companies	2,642	777	3,927
Changes in operating assets and liabilities:
Decrease in receivables	28,937	5,637	39,872
(Increase) decrease in prepaid expenses and other assets	6,230	(18,086)	1,691
Decrease in accounts payable, accrued expenses and other liabilities	(6,458)	(6,985)	(22,120)
Net cash provided by (used in) operating activities	34,739	(29,186)	20,203
Cash Flows from Investing Activities:
Purchases of property and equipment	(69,021)	(100,884)	(87,765)
Cash settlements on derivative transactions, net	(369)	(373)	—
Proceeds from disposition of property and equipment	10,843	41,919	15,698
Investments in and advances to 50% or less owned companies	(5,469)	(16,863)	(24,976)
Return of investments and advances from 50% or less owned companies	7,553	—	15,173
(Issuances of) payments received on third party leases and notes receivable, net	—	124	(13,150)
Net increase in restricted cash	(839)	(1,187)	—
Net decrease in construction reserve funds	32,848	60,406	6,817
Cash assumed on consolidation of 50% or less owned companies	1,943	—	—
Business acquisitions, net of cash acquired	(9,751)	—	—
Net cash used in investing activities	(32,262)	(16,858)	(88,203)
Cash Flows from Financing Activities:
Payments on long-term debt	(11,926)	(27,152)	(6,763)
Proceeds from issuance of long-term debt, net of issue costs	6,545	42,947	168,556
Payments on advances and notes with SEACOR Holdings, net	—	—	(50,890)
Distribution of SEACOR Marine restricted stock to Company personnel by SEACOR Holdings	(2,656)	—	—
Contributions from SEACOR Holdings	—	—	6,900
Distributions to SEACOR Holdings	—	—	(1,845)
Purchase of subsidiary shares from noncontrolling interests	(3,693)	—	—
Distributions to noncontrolling interests	—	(205)	(857)
Net cash provided by (used in) financing activities	(11,730)	15,590	115,101
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2,178	(2,479)	(1,628)
Net Increase (Decrease) in Cash and Cash Equivalents	(7,075)	(32,933)	45,473
Cash and Cash Equivalents, Beginning of Year	117,309	150,242	104,769
Cash and Cash Equivalents, End of Year	$110,234	$117,309	$150,242

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations and Segmentation. The consolidated financial statements include the accounts of SEACOR Marine Holdings Inc. (“SEACOR Marine”) and its consolidated subsidiaries (collectively referred to as the “Company”). The Company provides global marine and support transportation services to offshore oil and natural gas exploration, development and production facilities worldwide. The Company and its joint ventures operate a diverse fleet of offshore support and specialty vessels that (i) deliver cargo and personnel to offshore installations, (ii) handle anchors and mooring equipment required to tether rigs to the seabed, (iii) tow rigs and assist in placing them on location and moving them between regions, (iv) provide construction, well work-over and decommissioning support and (v) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists, safety support and emergency response services.
Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance. The Company has identified the following five principal geographic regions as its reporting segments:
United States, primarily Gulf of Mexico. The Company’s vessels in this market support deepwater anchor handling, fast cargo transport, general cargo transport, well intervention, work-over, decommissioning, and diving operations.
Africa, primarily West Africa. The Company’s vessels in this area generally support projects for major oil companies, primarily in Angola. Other vessels in this region operate in the Republic of the Congo and Mauritania.
Middle East and Asia. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Azerbaijan, Egypt, Israel, Indonesia, India and countries along the Arabian Gulf and Arabian Sea, such as Saudi Arabia, the United Arab Emirates and Qatar.
Brazil, Mexico, Central and South America. Through the Company’s 49% noncontrolling interest in Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), the Company’s vessels in Mexico provide support for exploration and production activities in Mexico. In addition, the Company has vessels in Brazil. From time to time, the Company’s vessels have worked in Trinidad and Tobago, Guyana, Colombia and Venezuela.
Europe, primarily North Sea. Demand for standby services developed in 1991 after the United Kingdom passed legislation requiring offshore operators to maintain higher specification standby safety vessels. The legislation requires a vessel to “stand by” to provide a means of evacuation and rescue for platform and rig personnel in the event of an emergency at an offshore installation. In addition, through the Company’s 87.5% controlling interest in Windcat Workboats Holdings Limited (“Windcat Workboats”), the owner of the wind farm utility fleet, the Company supports the construction and maintenance of offshore wind turbines. In the past, the Company has operated supply and anchor handling towing supply vessels in this region.
The Spin-off. SEACOR Marine was previously a subsidiary of SEACOR Holdings Inc. (along with its consolidated subsidiaries, other than SEACOR Marine, collectively referred to as “SEACOR Holdings”). On June 1, 2017, SEACOR Holdings completed a spin-off of SEACOR Marine by way of a pro rata dividend of SEACOR Marine’s Common Stock, all of which was then held by SEACOR Holdings, to SEACOR Holdings’ shareholders of record as of May 22, 2017 (the “Spin-off”). SEACOR Marine entered into certain agreements with SEACOR Holdings to govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement. Immediately following the Spin-off, SEACOR Marine began to operate as an independent, publicly traded company.
Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR Marine and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in the combination and consolidation.
Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income (loss) inclusive of both the Company’s and the noncontrolling interests’ share, as well as the amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolled equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value. If a subsidiary is consolidated upon a change in control, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value.
The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture, but may exist when the Company’s ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings from investments in 50% or less owned companies in the accompanying consolidated statements of loss as equity in earnings (losses) of 50% or less owned companies, net of tax.
The Company employs the cost method of accounting for investments in 50% or less owned companies it does not control or exercise significant influence. These investments in private companies are carried at cost and are adjusted only for capital distributions and other-than-temporary declines in fair value.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from estimates and those differences may be material.
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$6,953	$6,953	$6,794
Revenues deferred during the year	4,699	—	159
Revenues recognized during the year	(1,548)	—	—
Balance at end of year	$10,104	$6,953	$6,953
As of December 31, 2017, the Company deferred revenues of $6.8 million related to the time charter of several offshore support vessels scheduled to be paid through the conveyance of an overriding royalty interest (the “Conveyance”) in developmental oil and natural gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors’ claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.
As of December 31, 2017, the Company deferred revenues of $3.2 million related to the time charter of an offshore support vessel to a customer from which collection was not reasonably assured. The Company will recognize revenues when collected or when collection is reasonably assured. All costs and expenses related to this charter were recognized as incurred.
The Company earns revenues primarily from the time charter and bareboat charter of vessels to customers based upon daily rates of hire. Therefore, vessel revenues are recognized on a daily basis throughout the contract period. Under a time charter, the Company provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer and the customer assumes responsibility for all operating expenses and all risk of operation. In the U.S. Gulf of Mexico, time charter durations and rates are typically established in the context of master service agreements that govern the terms and conditions of the charter. From time to time, the Company may also participate in pooling arrangements whereby the time charter revenues of certain of the Company’s vessels are shared with the time charter revenues of certain vessels of similar type owned by non-affiliated vessel owners based upon an agreed formula.
Contract or charter durations may range from several days to several years. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the North Sea, multi-year charters have been more common and constitute a significant portion of that market. Time charters in Asia have historically been less common and generally contracts or charters have terms of less than two years. In the Company’s other operating areas, charters vary in length from short-term to multi-year periods, many with cancellation clauses and no early termination penalty. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to provide services to a particular customer.
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash equivalents consist of U.S. treasury securities, money market instruments, time deposits and overnight investments.
Restricted Cash. Restricted cash primarily related to banking facility requirements.
Marketable Securities. Marketable equity securities with readily determinable fair values and debt securities are reported in the accompanying consolidated balance sheets as marketable securities. These investments are stated at fair value, as determined by their market observable prices, with both realized and unrealized gains and losses reported in the accompanying consolidated statements of loss as marketable security losses, net. Short sales of marketable securities are stated at fair value in the accompanying consolidated balance sheets with both realized and unrealized losses reported in the accompanying consolidated statements of loss as marketable security gains (losses), net. Marketable securities are classified as trading securities for financial reporting purposes with gains and losses reported as operating activities in the accompanying consolidated statements of cash flows.
Trade and Other Receivables. Customers are primarily major integrated national and international oil companies and large independent oil and natural gas exploration and production companies. Trade customers are granted credit on a short-term basis and related credit risks are considered minimal. Other receivables consist primarily of operating expenses incurred by the Company related to vessels it manages for others and insurance and income tax receivables. The Company routinely reviews its receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of loss as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of loss as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive loss in the accompanying consolidated statements of comprehensive loss to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of loss as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive loss in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of loss.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk associated with its cash and cash equivalents, restricted cash, construction reserve funds and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.
Inventories. Inventories, which consist of fuel and supplies, are stated at the lower of cost (using the first-in, first-out method) or market. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. There were no inventory write-downs during the years ended December 31, 2017, 2016, and 2015.
Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to offshore support vessels, the estimated useful life is typically based upon a newly built vessel being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the vessel in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such vessels based on its best estimate of remaining useful life, typically the next regulatory survey or certification date.

As of December 31, 2017, the estimated useful life (in years) of each of the Company’s major categories of new offshore support vessels was as follows:

Offshore Support Vessels:
Wind farm utility vessels	10
All other offshore support vessels (excluding wind farm utility)	20
The Company’s property and equipment as of December 31 was as follows (in thousands):

	Historical Cost(1)	Accumulated Depreciation	Net Book Value
2017
Offshore support vessels:
Anchor handling towing supply	$198,222	$(174,159)	$24,063
Fast support	424,865	(89,980)	$334,885
Supply	105,360	(51,494)	$53,866
Standby safety	118,414	(97,603)	$20,811
Specialty	30,529	(19,304)	$11,225
Liftboats	196,504	(54,161)	$142,343
Wind farm utility	65,976	(40,358)	$25,618
General machinery and spares	14,385	(13,244)	$1,141
Other(2)	25,581	(19,857)	$5,724
	$1,179,836	$(560,160)	$619,676
2016
Offshore support vessels:
Anchor handling towing supply	$228,857	$(183,757)	$45,100
Fast support	251,415	(72,599)	$178,816
Supply	96,774	(58,028)	$38,746
Standby safety	109,436	(88,020)	$21,416
Specialty	45,765	(24,063)	$21,702
Liftboats	104,356	(45,447)	$58,909
Wind farm utility	60,671	(29,019)	$31,652
General machinery and spares	32,921	(20,008)	$12,913
Other(2)	28,564	(19,678)	$8,886
	$958,759	$(540,619)	$418,140
_____________________

(1)	Includes property and equipment acquired in business acquisitions at acquisition date fair value, and net of the impact of recognized impairment charges.

(2)	Includes land, buildings, leasehold improvements, vehicles and other property and equipment.
Depreciation expense totaled $62.8 million, $58.0 million and $60.8 million in 2017, 2016 and 2015, respectively.
Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels, as well as major renewals and improvements to other properties, are capitalized.
Certain interest costs incurred during the construction of vessels are capitalized as part of the vessels’ carrying values and are amortized over such vessels’ estimated useful lives. Capitalized interest totaled $3.6 million, $7.0 million and $4.4 million in 2017, 2016 and 2015, respectively.
Intangible Assets. During the year ended December 31, 2016, the Company wrote-off its intangible assets as part of recognized impairment charges associated with its liftboat fleet (see Impairment of Long-Lived Assets below). During the years ended 2016 and 2015, the Company recognized amortization expense of $0.1 million and $0.9 million, respectively.

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by their estimated future undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value.
As a result of the difficult conditions experienced in the offshore oil and natural gas markets beginning in the second half of 2014 and the corresponding reductions in utilization and rates per day worked of its fleet, the Company identified indicators of impairment and recognized impairment charges primarily associated with its anchor handling towing supply fleet, its liftboat fleet, certain specialty vessels, vessels removed from service and goodwill. When reviewing its fleet for impairment, the Company groups vessels with similar operating and marketing characteristics, including cold-stacked vessels expected to return to active service, into vessel classes. All other vessels, including vessels retired and removed from service, are evaluated for impairment on a vessel by vessel basis.
During the year ended December 31, 2017, the Company recorded impairment charges of $27.5 million primarily associated with its anchor handling towing supply vessels, one leased-in supply vessel removed from service as it is not expected to be marketed prior to the expiration of its lease, one owned fast support vessel removed from service and two owned in-service specialty vessels. During the year ended December 31, 2016, the Company recorded impairment charges of $119.7 million primarily associated with its anchor handling towing supply fleet, its liftboat fleet and one specialty vessel. During the year ended December 31, 2015, the Company recorded impairment charges of $7.1 million primarily related to the suspended construction of two fast support vessels and the removal from service of one leased-in supply vessel. Estimated fair values for the Company’s owned vessels were established by independent appraisers and other market data such as recent sales of similar vessels (see Note 10). If market conditions further decline from the depressed utilization and rates per day worked experience over the last three years, fair values based on future appraisals could decline significantly.
The Company’s other vessel classes and other individual vessels in active service and cold-stacked status, for which no impairment was deemed necessary, have generally experienced a less severe decline in utilization and rates per day worked based on specific market factors. The market factors include vessels with more general utility to a broad range of customers (e.g., fast support vessels), vessels required for customers to meet regulatory mandates and operating under multiple year contracts (e.g., standby safety vessels) or vessels that service customers outside of the offshore oil and natural gas market (e.g., wind farm utility vessels).
For vessel classes and individual vessels with indicators of impairment but not recently impaired as of December 31, 2017, the Company has estimated that their future undiscounted cash flows exceed their current carrying values. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.
Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the years ended December 31, 2017 and 2016, the Company recognized impairment charges of $8.8 million and $6.9 million, respectively, net of tax, related to its 50% or less owned companies (see Note 4). The Company did not recognize any impairment charges during the year ended December 31, 2015.
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. During the year ended December 31, 2015, the Company recognized a $13.4 million impairment charge to fully impair all of its previously recorded goodwill.
Business Combinations. The Company recognizes 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of loss from the date of acquisition (see Note 2).
Debt Discount and Issue Costs. Debt discounts and costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight-line method for revolving credit facilities and is included in interest expense in the accompanying consolidated statements of loss.
Self-insurance Liabilities. The Company maintains marine hull, liability and war risk, general liability, workers compensation and other insurance customary in the industry in which it operates. Both the marine hull and liability policies have annual aggregate deductibles. Marine hull annual aggregate deductibles are accrued as claims are incurred while marine liability annual aggregate deductibles are accrued based on historical loss experience. Exposure to the health benefit plans are limited by maintaining stop-loss and aggregate liability coverage. To the extent that estimated self-insurance losses, including the accrual of annual aggregate deductibles, differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.
Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of loss. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Prior to the Spin-off, SEACOR Marine was included in the consolidated U.S. federal income tax return of SEACOR Holdings. SEACOR Holdings’ policy for allocation of U.S. federal income taxes required its domestic subsidiaries included in the consolidated U.S. federal income tax return to compute their provision for U.S. federal income taxes on a separate company basis and settle with SEACOR Holdings.
In the normal course of business, the Company or SEACOR Holdings may be subject to challenges from tax authorities regarding the amount of taxes due for the Company. These challenges may alter the timing or amount of taxable income or deductions. As part of the calculation of income tax expense, the Company determines whether the benefits of its tax positions are at least more likely than not of being sustained based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained, the Company accrues the largest amount of the tax benefit that is more likely than not of being sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of its tax benefits and actual results could vary materially from these estimates.
Deferred Gains - Vessel Sale-Leaseback Transactions and Financed Vessel Sales. From time to time, the Company enters into vessel sale-leaseback transactions with finance companies or provides seller financing on sales of its vessels to third parties or to 50% or less owned companies. A portion of the gains realized from these transactions is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions, gains are deferred to the extent of the present value of future minimum lease payments and are amortized as reductions to rental expense over the applicable lease terms. In financed vessel sales, gains are deferred to the extent that the repayment of purchase notes is dependent on the future operations of the sold vessels and are amortized based on cash received from the buyers. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$32,035	$40,234	$50,934
Amortization of deferred gains included in operating expenses as reduction to rental expense	(8,118)	(8,199)	(8,199)
Amortization of deferred gains included in losses on asset dispositions and impairments, net	—	—	(2,501)
Other	(364)	—	—
Balance at end of year	$23,553	$32,035	$40,234

Deferred Gains – Vessel Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels to its 50% or less owned companies has been deferred and recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In most instances, the sale of a Company vessel to a 50% or less owned company is considered a sale of a business in which the Company relinquishes control to its 50% or less owned company resulting in gain recognition; however, the Company defers gains to the extent of any uncalled capital commitment it has with the 50% or less owned company. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$1,875	$3,064	$3,136
Amortization of deferred gains included in losses on asset dispositions and impairments, net	—	(36)	(72)
Other	(422)	(1,153)	—
Balance at end of year	$1,453	$1,875	$3,064
Foreign Currency Translation. The assets, liabilities and results of operations of certain consolidated subsidiaries are measured using their functional currency, which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the consolidated balance sheet dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive loss in the accompanying consolidated statements of comprehensive loss.
Foreign Currency Transactions. Certain consolidated subsidiaries enter into transactions denominated in currencies other than their functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency losses, net in the accompanying consolidated statements of loss in the period in which the currency exchange rates change.
Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholder’s Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other Comprehensive Loss
Year Ended December 31, 2014	$(3,664)	$19	$(3,645)	$(87)	$—
Other comprehensive loss	(3,571)	(198)	(3,769)	(442)	—	$(4,211)
Income tax benefit	1,250	69	1,319	—	—	1,319
Year Ended December 31, 2015	(5,985)	(110)	(6,095)	(529)	—	$(2,892)
Other comprehensive income (loss)	(8,351)	286	(8,065)	(1,085)	(17)	$(9,167)
Income tax (expense) benefit	2,923	(100)	2,823	—	—	2,823
Year Ended December 31, 2016	(11,413)	76	(11,337)	(1,614)	(17)	$(6,344)
Other comprehensive income	4,397	703	5,100	257	18	$5,375
Income tax expense(1)	(6,179)	(77)	(6,256)	—	—	(6,256)
Year Ended December 31, 2017	$(13,195)	$702	$(12,493)	$(1,357)	$1	$(881)
______________________

(1)	For the year ended December 31, 2017, income tax expense included income tax provisions of $4.5 million recognized as a result of new U.S. tax legislation signed into law on December 22, 2017.
Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of the 3.75% Convertible Senior Notes. For the years ended December 31, 2017, 2016 and 2015, diluted loss per common share of the Company excluded 4,070,500 shares issuable upon the conversion of the 3.75% Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive or were contingent upon the Spin-off. In addition, for the year ended December 31, 2017, diluted loss per common share of the Company excluded 121,693 shares of restricted stock and 613,700 outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.
New Accounting Pronouncements. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company will adopt the new standard on January 1, 2018 and expects to use the modified retrospective approach upon adoption. The Company has determined that adopting the new accounting standard will not have a material impact on its consolidated financial position, results of operations or cash flows for any of its revenue streams.
On February 25, 2016, the FASB issued a comprehensive new leasing standard, which improves transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company will adopt the new standard on January 1, 2019 and will use the modified retrospective approach upon adoption. The Company expects the adoption of the new standard will have a material impact on its consolidated financial position, results of operations and cash flows, although it has not yet determined the extent of the impact.
On August 26, 2016, the FASB issued an amendment to the accounting standard which amends or clarifies guidance on classification of certain transactions in the statement of cash flows, including classification of proceeds from the settlement of insurance claims, debt prepayments, debt extinguishment costs and contingent consideration payments after a business combination. The Company will adopt the new standard on January 1, 2018 and does not expect the adoption of the new standard will have a material impact on its consolidated financial position, results of operations or cash flows.
On October 24, 2016, the FASB issued a new accounting standard, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory. The Company will adopt the new standard on January 1, 2018 and expects the impact of the adoption of the new standard to result in a reduction of $12.1 million to the Company’s opening retained earnings.
On November 17, 2016, the FASB issued an amendment to the accounting standard which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
On January 5, 2017, the FASB issued an amendment to the accounting standard which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company will adopt the new standard on January 1, 2018 and does not expect the adoption of the new standard to have a material impact on its consolidated financial position, results of operations or cash flows.
On February 22, 2017, the FASB issued an amendment to the accounting standard which clarifies the scope of guidance on nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard. The Company will adopt the new standard on January 1, 2018 and does not expect the adoption of the new standard to have a material impact on its consolidated financial position, results of operations or cash flows.

2.	BUSINESS ACQUISITIONS
Sea-Cat Crewzer. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer, which owns an operates two high-speed offshore catamarans, through the acquisition of its partners’ 50% ownership interest for $4.4 million in cash (see Note 4). The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded.
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

Cypress CKOR. On December 12, 2016, the Company obtained a 100% controlling interest in Cypress CKOR LLC (“Cypress CKOR”), an owner of one offshore support vessel, for one dollar and the assumption of $3.1 million in debt. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded.
Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31 was as follows (in thousands):

	2017	2016
Restricted cash	$—	$275
Trade and other receivables	235	1,250
Other current assets	4,148	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	(15,700)	—
Property and Equipment	61,626	1,367
Accounts payable	747	199
Other current liabilities	(76)	—
Long-Term Debt	(41,186)	(3,091)
Other	(43)	—
Purchase price(1)	$9,751	$—
______________________

(1)	Purchase price in 2017 is net of cash acquired totaling $5.9 million.

3.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS
Equipment Additions. The Company’s capital expenditures and payments on fair value derivative hedges were $69.4 million, $101.3 million and $87.8 million in 2017, 2016 and 2015, respectively. Deliveries of offshore support vessels for the years ended December 31 were as follows:

	2017	2016	2015
Fast support	6	12	3
Supply	5	2	1
Specialty	—	1	—
Wind farm utility	—	2	2
	11	17	6
_____________________

(1)	Excludes four fast support vessels acquired in the Sea-Cat Crewzer and Sea-Cat Crewzer II acquisitions and two liftboats on the consolidation of Falcon Global.
Equipment Dispositions. During the year ended December 31, 2017, the Company sold property and equipment for net proceeds of $11.2 million ($10.7 million in cash and $0.5 million in cash deposits previously received) and gains of $3.9 million, all of which were recognized currently. In addition, the Company received $0.1 million in deposits on future property and equipment sales.
During the year ended December 31, 2016, the Company sold property and equipment for net proceeds of $41.4 million and gains of $3.5 million, all of which were recognized currently. In addition, the Company received $0.5 million in deposits on future property and equipment sales.
During the year ended December 31, 2015, the Company sold property and equipment for net proceeds of $15.7 million and gains of $0.9 million, all of which were recognized currently. In addition, the Company recognized previously deferred gains of $2.6 million.

Major equipment dispositions for the years ended December 31 were as follows:

	2017(1)	2016	2015
Fast support vessels	—	—	1
Standby safety	1	4	—
Supply	1	5	1
Liftboats	2	—	—
	4	9	2
_____________________

(1)	Excludes the sale of nine offshore support vessels previously removed from service.

4.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

Ownership	2017	2016
MexMar	49.0%	$60,980	$63,404
OSV Partners	30.4%	10,006	9,245
Nautical Power	50.0%	6,408	6,413
Dynamic Offshore Drilling	19.0%	4,958	15,871
Falcon Global	50.0%	—	18,539
Sea Cat Crewzer II	50.0%	—	11,246
Sea-Cat Crewzer	50.0%	—	4,088
Other	20.0%	—	50.0%	9,817	9,505
$92,169	$138,311
Condensed Financial Information of MexMar. Summarized financial information of MexMar as of and for the years ended December 31 was as follows (in thousands):

	2017	2016
Current assets	$71,990	$50,996
Noncurrent assets	194,990	209,806
Current liabilities	23,931	23,089
Noncurrent liabilities	147,043	151,515

	2017	2016	2015
Operating Revenues	$67,003	$70,521	$78,363
Costs and Expenses:
Operating and administrative	29,405	37,613	41,837
Depreciation	15,977	13,958	13,089
	45,382	51,571	54,926
Operating Income	$21,621	$18,950	$23,437
Net Income	$9,233	$6,476	$15,638

Condensed Financial Information of Falcon Global, Sea-Cat Crewzer and Sea-Cat Crewzer II. Summarized financial information as of and for the years ended December 31 was as follows (in thousands):

2016
Current assets	$14,834
Noncurrent assets	166,076
Current liabilities	9,624
Noncurrent liabilities	90,693

	2017(1)	2016	2015
Operating Revenues	$5,075	$21,611	$24,439
Costs and Expenses:
Operating and administrative	3,752	12,837	9,441
Depreciation	2,324	3,694	3,708
	6,076	16,531	13,149
Operating Income (Loss)	$(1,001)	$5,080	$11,290
Net Income (Loss)	$(2,699)	$778	$6,468
_____________________

(1)	Includes activity through date of acquisition or consolidation.
Combined Condensed Financial Information of Other Investees (excluding MexMar, Falcon Global, Sea-Cat Crewzer and Sea-Cat Crewzer II). Summarized financial information of the Company’s other investees, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2017	2016
Current assets	$61,360	$78,071
Noncurrent assets	247,038	255,270
Current liabilities	14,603	32,731
Noncurrent liabilities	138,789	158,628

	2017	2016	2015
Operating Revenues	$77,409	$77,571	$92,559
Costs and Expenses:
Operating and administrative	46,748	51,136	57,922
Depreciation	12,198	13,181	13,961
	58,946	64,317	71,883
Loss on Asset Dispositions and Impairments, Net	—	(21,323)	(2,201)
Operating Income	$18,463	$(8,069)	$18,475
Net Income (Loss)	$6,451	$(19,229)	$3,829
As of December 31, 2017 and 2016, cumulative undistributed net earnings of 50% or less owned companies included in the Company’s consolidated retained earnings were $46.1 million and $38.7 million, respectively.
MexMar. MexMar owns and operates 15 offshore support vessels in Mexico. During the year ended December 31, 2017, MexMar returned advances of $7.4 million in cash to the Company. During the year ended December 31, 2016, the Company made advances of $7.4 million in cash and sold two offshore support vessels for $34.0 million in cash to MexMar. During the year ended December 31, 2015, the Company made advances of $7.9 million in cash to MexMar. In addition, during the year ended December 31, 2015, MexMar repaid $15.0 million of seller financing provided by the Company. During the years ended December 31, 2017, 2016 and 2015, the Company received $0.3 million, $0.3 million and $0.4 million, respectively, of vessel management fees from MexMar. During the years ended December 31, 2016 and 2015, the Company charged MexMar $5.1 million and $11.6 million, respectively, to charter certain vessels under bareboat and time charter arrangements.
OSV Partners. SEACOR OSV Partners GP LLC and SEACOR OSV Partners I LP (collectively “OSV Partners”) own and operate five offshore support vessels. OSV Partners is currently in non-compliance with its debt service coverage ratio and its maximum leverage ratio pursuant to its term loan facility. As of December 31, 2017, the remaining principal amount outstanding under the facility was $29.3 million. During the year ended December 31, 2017, the Company participated in a $6.0 million preferred equity offering of OSV Partners and invested $2.3 million in support of the venture. The lenders to OSV Partners have no recourse to the Company for outstanding amounts under the facility, and the Company is not obligated to participate in any future fundings to OSV Partners. During the years ended December 31, 2016 and 2015, the Company contributed capital of $1.2 million and $1.4 million, respectively, in cash to OSV Partners. During the year ended December 31, 2016, equity in earnings (losses) of 50% or less owned companies, net of tax, includes $1.0 million related to the Company’s proportionate share of impairment charges associated with OSV Partners’ fleet. During the years ended December 31, 2017, 2016 and 2015, the Company received $0.6 million, $0.5 million and $1.2 million, respectively, of vessel management fees from OSV Partners.
Nautical Power. As of December 31, 2017, the Company’s investment in Nautical Power, LLC (“Nautical Power”) consists of its share of funds held for future investment.
Dynamic Offshore Drilling. Dynamic Offshore Drilling Ltd. (“Dynamic Offshore Drilling”) was established to construct and operate a jack-up drilling rig that was delivered in the first quarter of 2013. During the year ended December 31, 2017, the Company recognized an impairment charge of $8.3 million, net of tax, for an other than temporary decline in the fair value of its equity investment upon Dynamic Offshore Drilling’s unsuccessful bid on a charter renewal with a customer.
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
Other. The Company’s other 50% or less owned companies own and operate nine vessels. During the year ended December 31, 2017, the Company received dividends of $2.6 million, made capital contributions and advances of $0.8 million and received repayments on advances of $0.2 million with these 50% or less owned companies. In addition, during the year ended December 31, 2017, the Company recognized impairment charges of $0.5 million, net of tax, for an other-than-temporary decline in the fair value of its investment in a certain 50% or less owned company. During the year ended December 31, 2016, the Company received dividends of $0.8 million from these 50% or less owned companies and made capital contributions of $0.5 million to these 50% or less owned companies. In addition, during the year ended December 31, 2016, the Company recognized impairment charges of $0.5 million, net of tax, for an other-than-temporary decline in the fair value of its investment in a certain 50% or less owned company and recognized $2.7 million, net of tax, for its proportionate share of impairment charges recognized by certain of its 50% or less owned companies related to offshore support vessels used in their operations. During the year ended December 31, 2015, the Company received dividends of $0.9 million and repayments on advances of $0.2 million from these 50% or less owned companies. In addition, during the year ended December 31, 2015, the Company recognized impairment charges of $2.0 million, net of tax, for its proportionate share of impairment charges recognized by certain of its 50% or less owned companies related to offshore support vessels used in their operations. During the years ended December 31, 2017, 2016 and 2015, the Company received $0.7 million, $0.8 million and $0.8 million, respectively, of vessel management fees from these 50% or less owned companies.
Two of the Company’s 50% or less owned companies obtained bank debt to finance the acquisition of offshore support vessels. The debt is secured by, among other things, a first preferred mortgage on the vessels. The banks also have the authority to require the Company and its partners to fund uncalled capital commitments, as defined in the partnership agreements. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $1.4 million in the aggregate as of December 31, 2017.
The Company guarantees certain of the outstanding charter receivables of one of its managed 50% or less owned companies if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2017, the Company’s contingent guarantee for the outstanding charter receivables was $0.4 million.
SEACOSCO. On January 17, 2018, the Company announced the formation of SEACOSCO Offshore LLC (“SEACOSCO”), a Marshall Islands entity jointly owned by the Company and affiliates of COSCO SHIPPING GROUP (“COSCO SHIPPING”), the world’s largest ship owner. SEACOSCO entered into contracts for the purchase of eight Rolls-Royce designed, new construction platform supply vessels (“PSVs”) from COSCO SHIPPING HEAVY INDUSTRY (GUANGDONG) CO., LTD (the “Shipyard”, an affiliate of COSCO SHIPPING) for approximately $161.1 million, of which 70% will be financed by the Shipyard, and secured by the PSVs on a non-recourse basis to the Company. SEACOSCO will take title to seven of the PSVs in 2018 and one in 2019. Thereafter, the Shipyard, at its cost, will store the PSVs at its facility for periods ranging from six to 18 months. The Company’s total committed investment for construction and working capital requirements is approximately $27.5 million for an unconsolidated 50% interest in SEACOSCO, with approximately $20.0 million payable in the first quarter of 2018 and the remaining balance due over the next 14 months as the vessels and the equipment are delivered. The Company will be responsible for full commercial, operational, and technical management of the vessels on a worldwide basis.

5.	CONSTRUCTION RESERVE FUNDS
The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, construction reserve fund accounts subject to agreements with the Maritime Administration. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the construction reserve fund accounts and defer the taxable gains realized from the sale of those vessels. Qualified withdrawals from the construction reserve fund accounts are only permitted for the purpose of acquiring qualified U.S.-flag vessels as defined in the statute and approved by the Maritime Administration. To the extent that sales proceeds are reinvested in replacement vessels, the carryover depreciable tax basis of the vessels originally sold is attributed to the U.S.-flag vessels acquired using such qualified withdrawals. The construction reserve funds must be committed for expenditure within three years of the date of sale of the equipment, subject to two one-year extensions that can be granted at the discretion of the Maritime Administration, or be released for the Company’s general use as nonqualified withdrawals. For nonqualified withdrawals, the Company is obligated to pay taxes on the previously deferred gains at the prevailing statutory tax rate plus penalties and interest thereon for the period such taxes were deferred.
As of December 31, 2017 and 2016, the Company’s construction reserve funds are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Construction reserve fund transactions for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
Withdrawals	$(39,163)	$(87,820)	$(24,871)
Deposits	6,315	27,414	18,054
	$(32,848)	$(60,406)	$(6,817)

6.	LEASES AND NOTES RECEIVABLE FROM THIRD PARTIES
From time to time, the Company engages in lending activities involving various types of equipment. The Company recognizes interest income as payments are due, typically monthly, and expenses all costs associated with its lending activities as incurred. These notes receivable are typically collateralized by the underlying equipment and require periodic principal and interest payments. During the year ended December 31, 2015, the Company purchased a third party note receivable from SEACOR Holdings secured by offshore marine equipment for $13.6 million (see Note 18). During the year ended December 31, 2016, the Company recognized reserves of $1.8 million for this note receivable following non-performance and a decline in the underlying collateral values and exchanged the note receivable for the underlying collateral (see Note 10), which is included in property and equipment in the accompanying consolidated balance sheets.

7.	LONG-TERM DEBT
The Company’s long-term debt obligations as of December 31 were as follows (in thousands):

	2017	2016
3.75% Convertible Senior Notes	$175,000	$175,000
Falcon Global Term Loan Facility	54,870	—
Sea-Cat Crewzer III Term Loan Facility	29,078	22,785
Windcat Workboats Facilities	25,202	22,118
Sea-Cat Crewzer II Term Loan Facility	20,871	—
Sea-Cat Crewzer Term Loan Facility	18,504	—
C-Lift Acquisition Notes	16,000	17,500
BNDES Equipment Construction Finance Notes	7,234	9,186
Cypress CKOR Term Loan	1,300	2,452
	348,059	249,041
Portion due within one year	(22,858)	(20,400)
Debt discount	(27,373)	(4,567)
Issue costs	(5,787)	(6,269)
	$292,041	$217,805

The Company’s contractual long-term debt maturities for the years ended December 31 were as follows (in thousands):

2018	$22,858
2019	54,533
2020	10,358
2021	34,989
2022	208,618
Years subsequent to 2022	16,703
$348,059
3.75% Convertible Senior Notes. On December 1, 2015, the Company issued $175.0 million aggregate principal amount of its 3.75% Convertible Senior Notes due December 1, 2022 (the “3.75% Convertible Senior Notes”) to investment funds managed and controlled by the Carlyle Group. Interest on the 3.75% Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2016. Upon consummation of a fundamental change in the Company, as more fully described in the indenture, the Company may redeem all the 3.75% Convertible Senior Notes for cash at a price equal to the greater of 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, or the fair value of consideration the holders of the 3.75% Convertible Senior Notes would have received if exchanged or converted into the Company immediately prior to the fundamental change (the “Fundamental Change Call”).
The 3.75% Convertible Senior Notes are convertible into shares of SEACOR Marine Holdings common stock, par value $0.01 per share (“Common Stock”), at a conversion rate of 23.26 shares per $1,000 principal amount of the notes only if certain conditions are met, as more fully described in the indenture. The Company, at its option, may under certain circumstances settle any of the 3.75% Convertible Senior Notes submitted for conversion into its Common Stock through the issuance of an equal number of warrants in order to facilitate the Company’s compliance with the provisions of the Jones Act. The warrants, if issued, would entitle their holders to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share upon the resolution of any Jones Act compliance issues. The Company has reserved the maximum number of shares of Common Stock needed upon conversion of the notes and potential exercise of warrants, or 4,070,500 shares, as of December 31, 2017. If the Company undergoes a fundamental change, the holders of the 3.75% Convertible Senior Notes may require the Company to purchase for cash all or part of the Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of purchase. The 3.75% Convertible Senior Notes may be redeemed, in whole or in part, only if certain conditions are met, as more fully described in the indenture, at a price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption.

On November 30, 2015, SEACOR Holdings and the holders of the 3.75% Convertible Senior Notes also entered into an exchange agreement whereby the holders could have elected to exchange the principal amount of their outstanding notes, in whole or in part, into shares of SEACOR Holdings’ common stock (the “Exchange Option”). The fair value of the financial support received by the Company upon SEACOR Holdings’ issuance of the Exchange Option was recorded as an equity contribution from SEACOR Holdings with a corresponding debt discount to the 3.75% Convertible Senior Notes. The Company had no obligations to SEACOR Holdings or the holders of the 3.75% Convertible Senior Notes under the Exchange Option. The debt discount of $8.5 million and issue costs of $6.4 million was being amortized as additional non-cash interest expense over the two year period for which the debt was expected to be outstanding for an overall effective interest rate of 8.7%. Upon completion of the Spin-off, the Exchange Option terminated.
Upon completion of the Spin-off, the Company bifurcated the embedded conversion option liability of $27.3 million from the 3.75% Convertible Senior Notes and recorded an additional debt discount (see Notes 9 and 10). The adjusted unamortized debt discount and issue costs are being amortized as additional non-cash interest expense over the remaining maturity of the debt for an overall effective interest rate of 7.95% and the changes in the fair value of the bifurcated derivative is recorded as derivative income or loss.
Falcon Global Term Loan Facility. On August 3, 2015, Falcon Global entered into a term loan facility to finance the construction of two foreign-flag liftboats. The facility consisted of two tranches: (i) a $62.5 million facility to fund the construction costs of the liftboats (“Tranche A”) and (ii) a $18.0 million facility for certain project costs (“Tranche B”). Borrowings under the facility bear interest at variable rates based on LIBOR plus a margin, currently 5.25% as of December 31, 2017. The facility is secured by the liftboats and is repayable over a five year period that began after the completion of the construction of the liftboats and matures June 30, 2022. On November 3, 2017, Falcon Global executed an amendment to its term loan facility, at a cost of $0.2 million, that requires Falcon Global to maintain a debt service coverage ratio and a minimum cash balance on hand in excess of defined thresholds. In addition, the amendment requires SEACOR Marine, as guarantor, to maintain a debt to capital ratio below a defined threshold and a minimum cash balance on hand in excess of a defined threshold.
In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement. The Company consolidated into its financial statements Falcon Global’s then outstanding debt under this facility of $58.3 million, net of issue costs of $1.0 million, effective March 31, 2017 (see Note 4). During April 2017, the Tranche B facility was canceled prior to any funding. During the nine months ended December 31, 2017, Falcon Global made scheduled payments of $4.4 million under Tranche A.
Sea-Cat Crewzer III Term Loan Facility. On April 21, 2016, Sea-Cat Crewzer III LLC (“Sea-Cat Crewzer III”) entered into a €27.6 million term loan facility (payable in US dollars) secured by the Company’s vessels and fully guaranteed by SEACOR Marine. Borrowings under the facility bear interest at a Commercial Interest Reference Rate, currently 2.76%. During the years ended December 31, 2017 and 2016, Sea-Cat Crewzer III drew $7.1 million and $22.8 million, respectively, under the facility and incurred issue costs of $2.7 million in 2016 related to this facility. During the year ended December 31, 2017, Sea-Cat Crewzer III made scheduled payments of $0.6 million related to this facility.
Windcat Workboats Facilities. On May 24, 2016, Windcat Workboats entered into a €25.0 million revolving credit facility secured by the Company’s wind farm utility vessel fleet. Borrowings under the facility bear interest at variable rates based on EURIBOR plus a margin ranging from 3.00% to 3.30% per annum plus mandatory lender costs and mature in 2021. A quarterly commitment fee is payable based on the unfunded portion of the commitment amount at rates ranging from 1.20% to 1.32% per annum. During the year ended December 31, 2016, Windcat Workboats drew $23.5 million (€21.0 million) under the facility to repay all of its then outstanding debt totaling $22.9 million and incurred issuance costs of $0.6 million related to this facility.
Prior to May 24, 2016, Windcat Workboats had euro denominated acquisition notes and euro and pound sterling denominated equipment notes secured by the Company’s wind farm utility vessel fleet. During the year ended December 31, 2015, the Company made scheduled payments of $3.2 million.
Sea-Cat Crewzer II Term Loan Facility. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II through the acquisition of its partners’ 50% ownership interest (see Notes 2 and 4). Sea-Cat Crewzer II has a term loan facility that matures in 2019 which is secured by a first preferred mortgage on its vessels. On December 19, 2017, Sea-Cat Crewzer II executed an amendment, at a cost of $0.1 million, that replaced SEACOR Holdings with SEACOR Marine as guarantor and requires SEACOR Marine to maintain a debt to capital ratio below a defined threshold and a minimum cash balance on hand in excess of a defined threshold. The facility calls for quarterly payments of principal and interest with a balloon payment of $17.3 million due at maturity. The interest rate is fixed at 1.52%, inclusive of an interest rate swap, plus a margin ranging from 2.10% to 2.75% subject to the level of funded debt (overall rate of 5.64% as of December 31, 2017). Since April 28, 2017, the Company made scheduled payments of $1.2 million.
Sea-Cat Crewzer Term Loan Facility. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer through the acquisition of its partners’ 50% ownership interest (see Notes 2 and 4). Sea-Cat Crewzer has a term loan facility that matures in 2019 which is secured by a first preferred mortgage on its vessels. On December 19, 2017, Sea-Cat Crewzer executed an amendment, at a cost of $0.1 million, that replaced SEACOR Holdings with SEACOR Marine as guarantor and requires SEACOR Marine to maintain a debt to capital ratio below a defined threshold and a minimum cash balance on hand in excess of a defined threshold. The facility calls for quarterly payments of principal and interest with a balloon payment of $15.3 million due at maturity. The interest rate is fixed at 1.52%, inclusive of an interest rate swap, plus a margin ranging from 2.10% to 2.75% subject to the level of funded debt (overall rate of 5.64% as of December 31, 2017). Since April 28, 2017, the Company made scheduled payments of $1.1 million.
C-Lift Acquisition Notes. The Company assumed these notes following the purchase of its partner’s 50% interest in C-Lift. The notes are secured by a first mortgage on two liftboats. On December 13, 2017, C-Lift executed an amendment, at a cost of $0.1 million, that replaced SEACOR Holdings with SEACOR Marine as guarantor and requires SEACOR Marine to maintain a debt to capital ratio below a defined threshold and a minimum cash balance on hand in excess of a defined threshold. The notes bear interest at variable rates based on LIBOR plus a fixed margin and resets quarterly (6.19% as of December 31, 2017). The notes mature in December 2019. During the years ended December 31, 2017, 2016 and 2015, the Company made scheduled payments of $1.5 million, $1.7 million, and $1.6 million, respectively.
BNDES Equipment Construction Finance Notes. The Company financed the construction of certain offshore support vessels in Brazil with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), a Brazilian government-owned entity. The notes are secured by a first mortgage on these vessels and guaranteed by SEACOR Holdings. The notes bear interest at 4.00% per annum, require monthly principal and interest payments, and mature in July through October 2021. During the years ended December 31, 2017, 2016 and 2015, the Company made scheduled payments of $2.0 million, $2.0 million and $2.0 million, respectively.
Cypress CKOR Term Loan. On December 12, 2016, the Company obtained a 100% controlling interest in Cypress CKOR, an owner of one offshore support vessel, for one dollar and the assumption of $3.1 million in debt (see Note 2). During the years ended December 31, 2017 and 2016, the Company made scheduled payments of $1.2 million and $0.6 million, respectively.
Letters of Credit. As of December 31, 2017, the Company had outstanding letters of credit totaling $2.8 million for labor and performance guarantees.

8.	INCOME TAXES
Loss before income tax benefit and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
United States	$(90,696)	$(169,523)	$(47,184)
Foreign	(45,112)	(28,095)	(1,963)
Eliminations	18,785	7,313	(3,429)
	$(117,023)	$(190,305)	$(52,576)
As of December 31, 2017, cumulative undistributed net earnings of foreign subsidiaries included in the Company’s retained earnings were $38.5 million.
The components of income tax benefit for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
Current:
Federal	$(16,705)	$(20,718)	$(6,814)
State	(42)	(139)	420
Foreign	3,347	5,436	5,907
	(13,400)	(15,421)	(487)
Deferred:
Federal	(60,750)	(47,692)	(15,956)
State	(172)	(446)	(14)
Foreign	(84)	90	(516)
	(61,006)	(48,048)	(16,486)
	$(74,406)	$(63,469)	$(16,973)

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2017	2016	2015
Statutory rate	(35.0)%	(35.0)%	(35.0)%
U.S. federal income tax law changes	(37.3)%	—%	—%
SEACOR Holdings share awards to Company personnel	2.3%	0.4%	0.1%
Non-deductible expenses	1.8%	0.1%	1.8%
Exclusion of foreign subsidiaries with accumulated losses	2.7%	1.1%	0.5%
Noncontrolling interests	1.7%	0.2%	(0.5)%
State taxes	(0.2)%	(0.3)%	0.5%
Other	0.4%	0.1%	0.3%
	(63.6)%	(33.4)%	(32.3)%
For the year ending December 31, 2017, the Company’s effective income tax rate of 63.6% was higher than the Company’s statutory tax rate of 35% primarily due to income tax benefits of $43.7 million recognized as a result of new U.S. tax legislation signed into law on December 22, 2017. The majority of the income tax benefits recognized were due to a reduction in U.S. tax rates from 35% to 21% applied to the Company’s domestic basis differences and the elimination of previously accrued deferred taxes on the unremitted earnings of the Company’s foreign subsidiaries.
The components of net deferred income tax liabilities as of December 31 were as follows (in thousands):

	2017	2016
Deferred tax liabilities:
Property and equipment	$55,262	$98,654
Unremitted earnings of foreign subsidiaries	—	24,084
Investments in 50% or Less Owned Companies	4,258	15,203
Other	5,901	2,260
Total deferred tax liabilities	65,421	140,201
Deferred tax assets:
Federal Net Operating Loss Carryforwards	5,111	—
Other	5,373	15,256
	10,484	15,256
Valuation Allowance	(569)	—
Total deferred tax assets	9,915	15,256
Net deferred tax liabilities	$55,506	$124,945
As of December 31, 2017, the Company’s valuation allowance of $0.6 million related to various state net operating loss carryforwards.
The estimated impact of the new U.S. tax legislation signed into law on December 22, 2017 is based on management’s current knowledge and assumptions. As of December 31, 2017, the Company’s federal net operating loss carryforwards excluded unrecognized tax benefits of $3.9 million as a result of uncertainty regarding the interpretation of the new tax law. The recognition of these unrecognized tax benefits, as well as any other items identified upon the Company’s further analysis of the new tax law, will affect the Company’s effective tax rate in future periods, which could be materially different from the current estimates recorded.

9.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2017		2016
	Derivative Asset(1)	Derivative Liability(2)	Derivative Asset(1)	Derivative Liability(2)
Derivatives designated as hedging instruments:
Forward currency exchange contracts (fair value hedges)	$—	$—	$—	$316
Interest rate swap agreements (cash flow hedges)	260	20	—	73
	260	20	—	389
Derivatives not designated as hedging instruments:
Conversion option liability on 3.75% Convertible Senior Notes	—	6,832	—	—
Forward currency exchange, option and future contracts	—	—	195	158
Interest rate swap agreements	159	46	—	—
	$419	$6,898	$195	$547
_________________

(1)	Included in other receivables in the accompanying consolidated balance sheets.

(2)	Included in other current liabilities in the accompanying consolidated balance sheets, except for the conversion option liability on the 3.75% Convertible Senior Notes.
Fair Value Hedges. From time to time, the Company may designate certain of its foreign currency exchange contracts as fair value hedges in respect of capital commitments denominated in foreign currencies. By entering into these foreign currency exchange contracts, the Company may fix a portion of its capital commitments denominated in foreign currencies in U.S. dollars to protect against currency fluctuations. During the years ended December 31, 2017 and 2016, the Company recognized gains of $0.1 million and losses of $0.8 million, respectively, on these contracts which were recognized to the corresponding hedged equipment included in construction in progress in the accompanying condensed consolidated balance sheets.
Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized gains on derivative instruments designated as cash flow hedges of $0.2 million for the year ended December 31, 2017 and losses of $2.5 million and $1.2 million for the years ended December 31, 2016, and 2015, respectively, as a component of other comprehensive loss. As of December 31, 2017, the interest rate swaps held by the Company and certain of the Company’s 50% or less owned companies were as follows:

•
Windcat Workboats had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03)% on the aggregate notional value of €15.0 million ($18.0 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value.

•
Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $20.9 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $18.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
MexMar had five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% on the aggregate amortized notional value of $110.8 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2017	2016	2015
Conversion option liability on 3.75% Convertible Senior Notes	$20,422	$—	$—
Interest rate swap agreements	46	(18)	(18)
Options on equities	—	3,095	(2,748)
Forward currency exchange, option and future contracts	(212)	(82)	—
	$20,256	$2,995	$(2,766)
The conversion option liability relates to the bifurcated embedded conversion option in the 3.75% Convertible Senior Notes (See Notes 7 and 10).
The Company and certain of the Company’s 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of December 31, 2017, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•
Falcon Global had an interest rate swap agreement maturing in 2022 that calls for Falcon Global to pay a fixed rate of interest of 2.06% on the amortized notional value of $56.3 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•
OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $33.0 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•
Dynamic Offshore Drilling had an interest rate swap agreement maturing in 2018 that calls for Dynamic Offshore Drilling to pay a fixed interest rate of 1.30% on the amortized notional value of $64.2 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Prior to 2017, the Company held positions in publicly traded equity options that convey the right or obligation to engage in a future transaction on the underlying equity security or index. The Company’s investment in equity options primarily included positions in energy related businesses. These contracts were typically entered into to mitigate the risk of changes in market value of marketable security positions that the Company was either about to acquire, had acquired or was about to dispose.
The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the United States. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. There are no outstanding contracts at December 31, 2017.

10.	FAIR VALUE MEASUREMENTS
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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2017
ASSETS
Derivative instruments (included in other receivables)	$—	$419	$—
Construction reserve funds	45,361	—	—
LIABILITIES
Derivative instruments (included in other current liabilities)	—	66	—
Conversion Option Liability on 3.75% Convertible Senior Notes	—	—	6,832
2016
ASSETS
Marketable securities	$40,139	$—	$—
Derivative instruments (included in other receivables)	—	195	—
Construction reserve funds	78,209	—	—
LIABILITIES
Derivative instruments (included in other current liabilities)	—	547	—

Level 3 Measurement. The fair value of the conversion option liability on the 3.75% Convertible Senior Notes is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. The Company used a binomial lattice model that assumes the holders will maximize their value by finding the optimal decision between redeeming at the redemption price or exchanging into shares of Common Stock. This model estimates the fair value of the conversion option as the differential in the fair value of the notes including the conversion option compared with the fair value of the notes excluding the conversion option. The significant observable inputs used in the fair value measurement include the price of Common Stock and the risk free interest rate. The significant unobservable inputs are the estimated Company credit spread and Common Stock volatility, which were based on comparable companies in the marine transportation and energy industries.
The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3
2017
ASSETS
Cash, cash equivalents and restricted cash	$112,551	$112,551	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	314,899	—	291,932	—
2016
ASSETS
Cash, cash equivalents and restricted cash	$118,771	$118,771	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	238,205	—	242,404	—

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated by using discounted cash flow analysis based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of the Company’s investments, at cost, in 50% or less owned companies because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
The Company’s non-financial assets and liabilities that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2017
ASSETS
Property and equipment:
Anchor handling towing supply	$—	$12,400	$—
Fast support	—	175	—
Specialty	—	750	—
Investments, at equity, in 50% or less owned companies	—	20,658	20,430
2016
ASSETS
Property and equipment:
Anchor handling towing supply	$—	$2,600	$42,500
Fast support	—	50	—
Supply	—	2,153	1,800
Specialty	—	4,000	—
Liftboats	—	—	62,830
Investments, at equity, in 50% or less owned companies	—	—	18,539
Notes receivable from third parties (included in other assets)	—	—	11,900
Property and equipment. During the years ended December 31, 2017 and 2016, the Company recognized impairment charges of $27.5 million and $119.7 million, respectively, associated with certain offshore support vessels (see Note 1). The Level 2 fair values were determined based on the contracted sales prices of the property and equipment, sales prices of similar property and equipment or scrap value, as applicable. The Level 3 fair values were determined based on third-party valuations using significant inputs that are unobservable in the market. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less estimated economic depreciation for comparably aged and conditioned assets less estimated economic obsolescence based on market data or utilization and rates per day worked trending of the vessels since 2014.
The significant unobservable inputs used in the fair value measurement for the anchor handling towing supply fleet during 2016 were the estimated construction costs for similar new equipment of $364.0 million, estimated economic fleet depreciation of 55% based on average expected remaining useful life and estimated economic obsolescence of 74%.
The significant unobservable inputs used in the fair value measurement for the liftboat fleet during 2016 were the estimated construction costs for similar new equipment of $279.0 million, estimated economic fleet depreciation of 42% based on average expected remaining useful life and estimated average economic obsolescence of 61%.
Investments, at equity, in 50% or less owned companies. During the years ended December 31, 2017 and 2016, the Company marked its investments to fair value in certain of its 50% or less owned companies. The Level 2 fair values were determined based on the purchase price of acquired interests or sales prices of similar equipment held in the venture. The Level 3 fair values were determined based on third-party valuations using significant inputs that are unobservable in the market. The significant Level 3 valuations were as follows:

•
The Company’s partner declined to participate in a capital call from Falcon Global during 2017 and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement (see Note 4). Upon the change in control, the Company’s investment in Falcon Global was deemed to approximate fair value as a result of its recent impairment (see below).

•
The Company identified indicators of impairment in its investment in Falcon Global during 2016 as a result of continuing weak market conditions and, as a consequence, recognized a $6.4 million impairment charge, net of tax, for an other-than-temporary decline in fair value. Falcon Global’s primary assets consist of two liftboats in the final stages of construction and the estimated fair value of the liftboats was the primary input used by the Company in determining the fair value of its investment (see Note 4) and resulting impairment charge. The fair value of the liftboats was determined based on a third-party valuation using significant inputs that are unobservable in the market and therefore are considered a Level 3 fair value measurement. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less economic obsolescence based on utilization and rates per day worked trending over the prior year in the Middle East region where the vessels are intended to operate. The significant unobservable inputs used in the fair value measurement were the estimated construction costs of similar new equipment and economic obsolescence of 25%.

Notes receivable from third parties. During the year ended December 31, 2016, the Company recorded a $1.8 million reserve for its note receivable from a third party following non-performance and a decline in the underlying collateral value. The reserve was based on a third-party valuation of the underlying collateral using significant inputs that are unobservable in the market and therefore are considered a Level 3 fair value measurement. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less estimated economic depreciation for comparably aged assets and less estimated economic obsolescence. The significant unobservable inputs used in the fair value measurement were the estimated construction costs of similar new equipment and estimated economic depreciation of 33% and estimated obsolescence of 56% (see Note 6).

11.	STOCKHOLDERS’ EQUITY
On January 1, 2015, SEACOR Holdings contributed all of its majority-owned subsidiaries that provide offshore marine services to SEACOR Marine, except for an immaterial energy logistics business that was liquidated in December 2015. Any subsidiaries not providing offshore marine services and previously owned by the contributed subsidiaries were distributed to, or purchased by, SEACOR Holdings prior to the contribution. The Company received $6.9 million from SEACOR Holdings relating to the purchase of certain of these subsidiaries at carrying value, which was recorded as a capital contribution at the formation of SEACOR Marine.
On December 1, 2015, SEACOR Holdings issued the Exchange Option in support of the Company’s issuance of its 3.75% Convertible Senior Notes. The fair value of the financial support received by the Company was $5.5 million, net of tax, and was recorded as an equity contribution from SEACOR Holdings. The Company had no obligations to SEACOR Holdings or the holders of the 3.75% Convertible Senior Notes in respect of the Exchange Option (see Note 7).
The Company paid cash dividends of $1.8 million to SEACOR Holdings during the year ended December 31, 2015.

12.	NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests			2017	2016
Falcon Global	50.0%			$12,087	$—
Windcat Workboats	12.5%			2,608	5,266
Other	1.8%	—	30%	280	278
				$14,975	$5,544
Falcon Global. Falcon Global was formed to construct and operate two foreign-flag liftboats. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement and began consolidating Falcon Global’s net assets effective March 31, 2017 (see Note 4). As of December 31, 2017, the net assets of Falcon Global were $24.2 million. During the nine months ended December 31, 2017 (the period which Falcon Global has been consolidated into the Company’s financial statements), the net loss of Falcon Global was $10.6 million, of which $5.3 million was attributable to noncontrolling interests.
On February 9, 2018, the Company announced that the formation and capitalization of a joint venture between a wholly owned subsidiary of the Company and Montco Offshore, LLC (“MOI”, an affiliate of our partner in Falcon Global) was consummated on February 8, 2018. In connection therewith and MOI’s plan of reorganization, which was confirmed on January

18, 2018, MOI emerged from its Chapter 11 bankruptcy case. In accordance with the terms of a Joint Venture Contribution and Formation Agreement, the Company and MOI contributed certain liftboat vessels and other related assets, including each partner’s 50% interest in Falcon Global, to Falcon Global Holdings LLC (“FGH”) and its designated subsidiaries, and FGH and its designated subsidiaries assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets. On February 8, 2018, Falcon Global USA LLC (“FGUSA”), a wholly owned subsidiary of FGH, paid $15.0 million of MOI’s debtor-in-possession obligations and entered into a $131.1 million credit agreement comprised of a $116.1 million term loan and a $15.0 million revolving loan facility (the “FGUSA Credit Facility”). The full amount of the term loan and other amounts paid by affiliates of MOI satisfied in full the amounts outstanding under MOI’s pre-petition credit facilities. The FGUSA Credit Facility, apart from a guarantee of certain interest payments and participation fees for two years after the closing of the transactions, is non-recourse to SEACOR Marine and its subsidiaries other than FGUSA. The Company will consolidate FGH as the Company holds approximately 72% of the equity interest in FGH and is entitled to appoint a majority of the board of managers of FGH. Immediately following the capitalization of FGH, the Company borrowed $5.0 million under the revolving loan facility for working capital purposes.
Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. During the year ended December 31, 2017, the Company acquired an additional 12.5% of Windcat Workboats from noncontrolling interests for $3.7 million. As of December 31, 2017 and 2016, the net assets of Windcat Workboats were $20.8 million and $21.1 million, respectively. During the year ended December 31, 2017, the net loss of Windcat Workboats was $2.1 million, of which $0.4 million was attributable to noncontrolling interests. During the year ended December 31, 2016, the net loss of Windcat Workboats was $4.5 million, of which $1.1 million was attributable to noncontrolling interests. During the year ended December 31, 2015, the net income of Windcat Workboats was $1.6 million, of which $0.4 million was attributable to noncontrolling interests.

13.	SAVINGS AND MULTI-EMPLOYER PENSION PLANS
SEACOR Marine Savings Plan. On January 1, 2016, the Company’s eligible U.S. based employees were transferred to the “SEACOR Marine 401(k) Plan,” a new Company sponsored defined contribution plan. The Company currently does not contribute to the SEACOR Marine 401(k) Plan. The SEACOR Marine 401(k) Plan costs for the year ended December 31, 2017 and 2016 were not material. Prior to January 1, 2016, the Company participated in a SEACOR Holdings sponsored defined contribution plan for its eligible U.S. based employees (the “Savings Plan”). The Company’s contribution to the Savings Plan was limited to 3.5% of an employee’s wages depending upon the employee’s level of voluntary wage deferral into the Savings Plan and was subject to annual review by the Board of Directors of SEACOR Holdings. For the year ended December 31, 2015, the Company’s contribution to the Savings Plan was $1.3 million.
MNOPF and MNRPF. Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the MNOPF and the MNRPF. The Company’s participation in the MNOPF and MNRPF began with the acquisition of the Stirling group of companies in 2001 and relates to the current and former employment of certain officers and ratings by the Company and/or Stirling’s predecessors from 1978 through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received.
Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2015, the Company was invoiced and expensed $19.4 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers.
The cumulative funding deficits of the MNRPF were being recovered by additional annual contributions from current employers that were subject to adjustment following the results of future tri-annual actuarial valuations. Prior to 2015, the Company was invoiced and expensed $0.4 million for its allocated share of the then cumulative funding deficits. On February 25, 2015, the High Court approved a new deficit contribution scheme, whereby any funding deficit of the MNRPF is to be remedied through funding contributions from all participating current and former employers, in a manner similar to the operation of the MNOPF. Based on an actuarial valuation in 2014, the potential cumulative funding deficit of the MNRPF was $491.7 million (£325.0 million). On August 28, 2015, the Company was invoiced and recognized payroll related operating expenses of $6.9 million (£4.5 million) for its allocated share of the cumulative funding deficit, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. The invoiced amounts are payable in four installments, beginning in October 2015.
Other Plans. Certain employees participate in other defined contribution plans in various international regions including the United Kingdom and Singapore. During the years ended December 31, 2017, 2016 and 2015, the Company incurred costs of $0.7 million per annum in the aggregate related to these plans, primarily from employer matching contributions.

14.	SHARE BASED COMPENSATION
Equity Incentive Plan. During 2017, the Company adopted the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan authorizes the Compensation Committee, or another committee designated by the Board and made up of two or more non-employee directors and outside directors, to provide equity-based or other incentive-based compensation for the purpose of attracting and retaining the Company and its affiliates’ directors, employees and certain consultants, and providing those directors, employees and consultants incentive opportunities and rewards for superior performance. The Board has authorized the issuance of 2,174,000 shares of Common Stock in connection with awards pursuant to the 2017 Plan, which is equal to 10% of the total number shares of SEACOR Marine Common Stock. The types of awards under the 2017 Plan may include stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. As of December 31, 2017, a total of 1,556,300 shares remained available for issuance under the 2017 Plan.
Restricted stock typically vests from one to four years after the date of grant and options to purchase shares of Common Stock typically vest and become exercisable from one to four years after date of grant. Options to purchase shares of Common Stock granted under the 2017 Plan expire no later than the tenth anniversary of the date of grant. In the event of a participant’s death, retirement, termination by the Company without cause or a change in control of the Company, as defined in the 2017 Plan, restricted stock vests immediately and options to purchase shares of Common Stock vest and become immediately exercisable.
Distribution of SEACOR Marine Restricted Stock by SEACOR Holdings. Certain officers and employees of the Company previously received compensation through participation in SEACOR Holdings share award plans. Pursuant to the Employee Matters Agreement with SEACOR Holdings, participating Company personnel vested in all outstanding SEACOR Holdings share awards upon the Spin-off and received SEACOR Marine restricted stock from the Spin-off distribution in connection with outstanding SEACOR Holdings restricted stock held. As a consequence, the Company paid SEACOR Holdings $2.7 million upon completion of the Spin-off for the distribution of 120,693 shares of SEACOR Marine restricted stock, which is being amortized over the participants’ remaining original vesting periods (see Note 15).
Employee Stock Purchase Plan. During 2017, the Company adopted the SEACOR Marine Holdings Inc. 2017 Employee Stock Purchase Plan (the “Marine ESPP”). The Marine ESPP, if implemented by the Company’s board of directors, will permit the Company to offer shares of its Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of a share of its Common Stock on the first day of the offering period or (ii) the fair market value of a share of its Common Stock on the last day of the offering period. There are 300,000 shares of the Company’s Common Stock reserved for issuance under the Marine ESPP during the ten years following its adoption.
Share Award Transactions. The following transactions have occurred in connection with the Company’s share based compensation under the 2017 Plan during the year ended December 31, 2017:

Director Stock Awards Granted	3,000

Restricted Stock Activity:
Outstanding as of the beginning of year	—
Granted - 2017 Plan	1,000
Distributed by SEACOR Holdings in connection with the Spin-off	120,693
Vested	—
Forfeited	—
Outstanding as of the end of year	121,693

Stock Option Activity:
Outstanding as of the beginning of year	—
Granted - 2017 Plan	613,700
Exercised	—
Forfeited	—
Expired	—
Outstanding as of the end of year	613,700

During the year ended December 31, 2017, the Company recognized $0.8 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the 2017 Plan and $0.6 million of compensation expense related to SEACOR Marine restricted stock distributed to employees by SEACOR Holdings in connection with the Spin-off (collectively referred to as “share awards”). As of December 31, 2017, the Company had approximately $5.2 million in total unrecognized compensation costs of which $1.7 million and $1.4 million are expected to be recognized in 2018 and 2019, respectively, with the remaining balance recognized through 2021.
The weighted average value of restricted stock granted under the 2017 Plan was $12.50 for the year ended December 31, 2017. The weighted average value and exercise price of stock options granted under the 2017 Plan was $6.41 and $12.50, respectively, for the year ended December 31, 2017. The fair value of each option granted during the year ended December 31, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield; (b) weighted average expected volatility of 52.5%; (c) weighted average discount rate of 2.22% and (d) expected life of 6.00 years. As of December 31, 2017, the weighted average remaining contractual term for total outstanding stock options was 9.90 years. As of December 31, 2017, there was no aggregate intrinsic value of options outstanding.

15.	RELATED PARTY TRANSACTIONS
The Company provided services of $0.1 million to SEACOR Holdings during each of the years ended December 31, 2017, 2016 and 2015.
On December 1, 2015, the Company purchased a third party note receivable from SEACOR Holdings secured by offshore marine equipment for $13.6 million (see Note 6).
On December 1, 2015, the Company purchased $36.6 million of marketable securities from SEACOR Holdings.
In connection with the Spin-off, SEACOR Marine entered into certain agreements with SEACOR Holdings that govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement.
As of December 31, 2017, SEACOR Holdings has guaranteed $69.1 million for various obligations of the Company, including: BNDES Equipment Construction Finance Notes (see Note 7); letters of credit issued on behalf of the Company; performance obligations under sale-leaseback arrangements (see Note 16); and invoiced amounts for funding deficits under the MNOPF (see Note 13). Pursuant to a Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the guaranteed obligations are settled by the Company. The Company recognized guarantee fees in connection with sale-leaseback arrangements of $0.3 million, $0.4 million and $0.1 million during 2017, 2016 and 2015, respectively, as additional leased-in equipment operating expenses in the accompanying consolidated statements of loss. Guarantee fees paid to SEACOR Holdings for all other obligations are recognized as SEACOR Holdings guarantee fees in the accompanying consolidated statements of loss.
Pursuant to one of the Transitions Services Agreements with SEACOR Holdings, the Company is obligated to reimburse SEACOR Holdings up to 50% of the severance and restructuring costs actually incurred by SEACOR Holdings as a result of the Spin-off up to, but not in excess of, $6.0 million (such that the Company shall not be obligated to pay more than $3.0 million). As of December 31, 2017, the Company has reimbursed SEACOR Holdings severance and restructuring costs of $0.7 million recognized as additional administrative and general expenses in the accompanying condensed consolidated statements of loss.
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
Following the completion of the Spin-off, the Company is no longer charged for management fees or shared services allocation (see below) for administrative support by SEACOR Holdings; however, the Company continues to be supported by SEACOR Holdings for corporate services for a net fee of $6.3 million per annum pursuant to the Transition Services Agreements with SEACOR Holdings. For the year ended December 31, 2017, the Company incurred fees of $3.3 million for these services that were recognized as additional administrative and general expenses in the accompanying consolidated statements of loss. The fees incurred will decline as the services and functions provided by SEACOR Holdings are terminated and replicated within the Company.

Prior to the Spin-off, certain costs and expenses of the Company were borne by SEACOR Holdings and charged to the Company. These costs and expenses are included in both operating and administrative and general expenses in the accompanying consolidated statements of loss and are summarized as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Payroll costs for SEACOR Holdings personnel assigned to the Company	$—	$—	$57,939
Participation in SEACOR Holdings employee benefit plans	899	3,702	7,249
Participation in SEACOR Holdings defined contribution plan	—	—	1,876
Participation in SEACOR Holdings share award plans	8,383	4,588	4,730
Shared services allocation for administrative support	1,932	4,365	6,306
	$11,214	$12,655	$78,100

•
Actual payroll costs of SEACOR Holdings personnel assigned to the Company were charged to the Company. On January 1, 2016, the Company hired all of its employees directly and no longer had seconded personnel from SEACOR Holdings.

•
SEACOR Holdings maintained self-insured health benefit plans for participating employees, including those of the Company, and charged the Company for its share of total plan costs incurred based on the percentage of its participating employees. Following the Spin-off, the Company no longer participates in SEACOR Holdings’ self-insured health benefit plans.

•
SEACOR Holdings provided a defined contribution plan for participating U.S. employees, including those of the Company, and charged the Company for its share of employer matching contributions, which was limited to 3.5% of an employee’s wages depending upon the employee’s level of voluntary wage deferral contributed to the plan. On January 1, 2016, the Company’s eligible U.S. based employees were transferred to the SEACOR Marine 401(k) Plan.

•
Certain officers and employees of the Company received compensation through participation in SEACOR Holdings’ share award plans. The Company paid SEACOR Holdings for the fair value of its employees’ share awards. Pursuant to the Employee Matters Agreement with SEACOR Holdings, participating Company personnel vested in all outstanding SEACOR Holdings share awards upon the Spin-off and received SEACOR Marine restricted stock from the Spin-off distribution in connection with outstanding SEACOR Holdings restricted stock held. As a consequence, the Company paid SEACOR Holdings $9.4 million upon completion of the Spin-off, including $2.7 million for the distribution of 120,693 shares of SEACOR Marine restricted stock (see Note 14), which is being amortized over the participants’ remaining original vesting periods, and $6.7 million on the accelerated vesting of SEACOR Holdings share awards, which was immediately recognized. In addition, the Company recognized and paid share award expense of $1.7 million through the date of the Spin-off.

•
Prior to the Spin-off, SEACOR Holdings provided certain administrative support services to the Company under a shared services arrangement, including but not limited to payroll processing, information systems support, benefit plan management, cash disbursement support and treasury management. The Company was charged for its share of actual costs incurred generally based on volume processed or units supported.

Prior to the Spin-off, SEACOR Holdings incurred various corporate costs in connection with providing certain corporate services, including, but not limited to, executive oversight, risk management, legal, accounting and tax, and charged quarterly management fees to the Company in order to fund its corporate overhead to cover such costs. Total management fees charged by SEACOR Holdings to the Company included actual corporate costs incurred plus a mark-up and were generally allocated within the consolidated group using income-based performance metrics reported by an operating segment in relation to SEACOR Holding’s other operating segments. On November 30, 2015, contemporaneously with the issuance of the 3.75% Convertible Senior Notes, the Company and SEACOR Holdings entered into an agreement for SEACOR Holdings to provide these services at a fixed rate of $7.7 million per annum beginning December 1, 2015 until the Spin-off. The Company’s incurred management fees from SEACOR Holdings were settled on a monthly basis and reported as SEACOR Holdings management fees in the accompanying consolidated statements of loss.

Prior to the Company’s issuance of its 3.75% Convertible Senior Notes on December 1, 2015, the Company participated in a cash management program whereby certain operating and capital expenditures of the Company were funded through advances from SEACOR Holdings and certain cash collections of the Company were forwarded to SEACOR Holdings. Net amounts under this program were reported as advances from SEACOR Holdings in the accompanying consolidated balance sheets. The Company earned interest income on outstanding advances to SEACOR Holdings and incurred interest expense on outstanding advances from SEACOR Holdings, both being reported in the accompanying consolidated statements of loss as interest expense on advances and notes with SEACOR Holdings, net. Interest was calculated and settled on a quarterly basis using interest rates set at the discretion of SEACOR Holdings.
SEACOR Holdings also issued notes to fund the working capital needs or acquisitions of the Company, generally to the Company’s international entities. The terms of these notes varied including periodic principal and interest payments, periodic interest only payments with balloon principal payment due at maturity, or balloon principal and interest payments due at maturity. As circumstances warrant, SEACOR Holdings had changed or extended the terms of these notes at its discretion. Interest expense incurred under these arrangements is included in the accompanying consolidated statements of loss as interest expense on advances and notes with SEACOR Holdings, net. All of the Company’s notes payable due SEACOR Holdings were settled during the year ended December 31, 2015.
Charles Fabrikant (Non-Executive Chairman of SEACOR Marine), John Gellert (President, Chief Executive Officer and Director of SEACOR Marine), other members of the Company’s management and board of directors and other unaffiliated individuals indirectly invested in OSV Partners by purchasing interests from two unaffiliated limited partners of OSV Partners who wished to dispose of their interests. As of December 31, 2017, limited liability companies controlled by management and directors of the Company had invested $1.5 million, or 3.9%, and $0.3 million, or 5.0%, in the limited partner interests and preferred interests of OSV Partners, respectively. As of December 31, 2017, the investments of Messrs. Fabrikant and Gellert in such limited liability companies were $0.3 million each, representing 30.4% of such limited liability companies’ membership interests. The Company owns 30.4% and 38.6% in the limited partner interests and preferred interests of OSV Partners, respectively. The general partner of OSV Partners is a joint venture managed by the Company and an unaffiliated third party.

16.	COMMITMENTS AND CONTINGENCIES
As of December 31, 2017, the Company had capital commitments of $66.7 million that included four fast support vessels, three supply vessels and two wind farm utility vessels. The delivery dates and payment of certain costs (originally scheduled for payment in 2018, 2019 and 2020) for two of the fast support vessels are uncertain as the Company, at its option, may defer their construction for an indefinite period of time. The Company’s capital commitments by year of expected payment are as follows (in thousands):

2018	$13,435
2019	21,919
2020	10,696
Deferred (estimated based on current construction pricing)	20,697
$66,747
Subsequent to December 31, 2017, the Company committed an additional $11.0 million ($10.1 million to be paid in 2018 and $0.9 million to be paid in 2019) to acquire two additional wind farm utility vessels and convert two of its existing supply vessels to a standby safety configuration.
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.
As of December 31, 2017, the Company leases seven offshore support vessels and certain facilities and other equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms range in duration from one to four years. Certain of the equipment leases are the result of sale-leaseback transactions with finance companies and certain of the gains arising from such sale-leaseback transactions have been deferred in the accompanying consolidated balance sheets and are being amortized as reductions in rental expense over the lease terms (see Note 1).

Total rental expense for the Company’s operating leases in 2017, 2016 and 2015 totaled $14.5 million, $19.4 million and $24.5 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2017 were as follows (in thousands):

2018	$16,525
2019	16,525
2020	13,460
2021	6,143
2022	6

17.	MAJOR CUSTOMERS AND SEGMENT INFORMATION
During the years ended December 31, 2017 and 2016, Perenco UK Limited was responsible for $26.8 million or 15.2% and $28.4 million or 13.2%, respectively, of the Company’s total consolidated operating revenues. During the year ended December 31, 2015, no single customer was responsible for more than 10% of the Company’s operating revenues. During the years ended December 31, 2017, 2016 and 2015, the ten largest customers of the Company accounted for approximately 59%, 58% and 55%, respectively, of the Company’s operating revenues. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations and cash flows.
For the years ended December 31, 2017, 2016 and 2015, approximately 87%, 85% and 68%, respectively, of the Company’s operating revenues and $1.9 million, $(4.2) million and $8.6 million, respectively, of equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.
The Company’s offshore support vessels are highly mobile and regularly and routinely move between countries within a geographic region of the world. In addition, these vessels may be redeployed among the geographic regions, subject to flag restrictions, as changes in market conditions dictate. Because of this asset mobility, operating revenues and long-lived assets in any one country and capital expenditures for long-lived assets and gains or losses on asset dispositions and impairments in any one geographic region are not considered meaningful.

The following tables summarize (in thousands) the operating results and property and equipment of the Company’s reportable segments. Direct vessel profit is the Company’s measure of segment profitability, a key metric in assessing the performance of its fleet. Direct vessel profit is defined as operating revenues less direct operating expenses excluding leased-in equipment expense. The Company utilizes direct vessel profit as its primary financial measure to analyze and compare the operating performance of its individual vessels, fleet categories, regions and combined fleet.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the year ended December 31, 2017
Operating Revenues:
Time charter	$18,079	$32,866	$33,410	$2,977	$73,213	$160,545
Bareboat charter	—	—	—	4,636	—	4,636
Other	4,217	1,080	474	552	2,279	8,602
	22,296	33,946	33,884	8,165	75,492	173,783
Direct Costs and Expenses:
Operating:
Personnel	15,621	13,419	16,883	809	34,768	81,500
Repairs and maintenance	3,594	5,957	9,037	274	8,793	27,655
Drydocking	1,828	2,180	968	—	4,059	9,035
Insurance and loss reserves	3,286	677	1,444	316	801	6,524
Fuel, lubes and supplies	1,485	2,815	3,727	223	3,782	12,032
Other	249	3,319	5,240	117	980	9,905
	26,063	28,367	37,299	1,739	53,183	146,651
Direct Vessel Profit (Loss)	$(3,767)	$5,579	$(3,415)	$6,426	$22,309	27,132
Other Costs and Expenses:
Operating:
Leased-in equipment	$8,152	$3,870	$862	$—	$64	12,948
Administrative and general						56,217
Depreciation and amortization	$22,060	$9,280	$17,724	$3,608	$10,107	62,779
						131,944
Losses on Asset Dispositions and Impairments, Net						(23,547)
Operating Loss						$(128,359)
As of December 31, 2017
Property and Equipment:
Historical cost	$410,475	$192,600	$326,378	$72,484	$177,899	$1,179,836
Accumulated depreciation	(230,636)	(57,228)	(100,435)	(37,281)	(134,580)	(560,160)
	$179,839	$135,372	$225,943	$35,203	$43,319	$619,676

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the year ended December 31, 2016
Operating Revenues:
Time charter	$28,902	$36,706	$41,657	$196	$78,866	$186,327
Bareboat charter	—	—	—	8,833	—	8,833
Other	3,954	856	12,230	1,180	2,256	20,476
	32,856	37,562	53,887	10,209	81,122	215,636
Direct Costs and Expenses:
Operating:
Personnel	22,305	12,628	18,381	2,117	39,713	95,144
Repairs and maintenance	2,721	2,628	6,426	232	9,275	21,282
Drydocking	228	1,098	2,117	—	4,378	7,821
Insurance and loss reserves	3,363	539	731	43	1,006	5,682
Fuel, lubes and supplies	1,392	2,512	4,215	21	3,948	12,088
Other	271	2,519	3,247	114	1,180	7,331
	30,280	21,924	35,117	2,527	59,500	149,348
Direct Vessel Profit	$2,576	$15,638	$18,770	$7,682	$21,622	66,288
Other Costs and Expenses:
Operating:
Leased-in equipment	$7,975	$3,898	$4,389	$913	$402	17,577
Administrative and general						49,308
Depreciation and amortization	$27,052	$6,720	$11,550	$4,083	$8,664	58,069
						124,954
Losses on Asset Dispositions and Impairments, Net						(116,222)
Operating Loss						$(174,888)
As of December 31, 2016
Property and Equipment:
Historical cost	$404,226	$136,428	$197,389	$57,744	$162,972	$958,759
Accumulated depreciation	(233,075)	(60,794)	(97,433)	(34,455)	(114,862)	(540,619)
	$171,151	$75,634	$99,956	$23,289	$48,110	$418,140

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the year ended December 31, 2015
Operating Revenues:
Time charter	$111,892	$53,724	$48,541	$17,585	$99,148	$330,890
Bareboat charter	—	—	—	8,598	—	8,598
Other	6,859	3,528	14,951	1,602	2,440	29,380
	118,751	57,252	63,492	27,785	101,588	368,868
Direct Costs and Expenses:
Operating:
Personnel	52,843	15,677	20,614	7,406	54,066	150,606
Repairs and maintenance	8,697	4,692	8,678	1,237	13,067	36,371
Drydocking	6,430	757	1,275	1,859	7,460	17,781
Insurance and loss reserves	5,193	1,165	1,448	535	1,557	9,898
Fuel, lubes and supplies	6,785	2,705	5,033	673	5,566	20,762
Other	4,456	4,085	7,316	849	1,339	18,045
	84,404	29,081	44,364	12,559	83,055	253,463
Direct Vessel Profit	$34,347	$28,171	$19,128	$15,226	$18,533	115,405
Other Costs and Expenses:
Operating:
Leased-in equipment	$10,891	$4,695	$4,364	$2,545	$14	22,509
Administrative and general						53,085
Depreciation and amortization	$26,605	$8,580	$11,209	$5,623	$9,712	61,729
						137,323
Losses on Asset Dispositions and Impairments, Net						(17,017)
Operating Loss						$(38,935)
As of December 31, 2015
Property and Equipment:
Historical cost	$447,862	$144,880	$218,927	$87,612	$203,338	$1,102,619
Accumulated depreciation	(198,556)	(71,965)	(88,722)	(48,303)	(139,416)	(546,962)
	$249,306	$72,915	$130,205	$39,309	$63,922	$555,657
The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of December 31, 2017, the Company’s investments, at equity and advances to 50% or less owned companies in MexMar and its other 50% or less owned companies were $61.0 million and $31.2 million, respectively (see Note 4). Equity in earnings (losses) of 50% or less owned companies, net of tax for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
MexMar	$10,103	$3,556	$5,650
Other	(6,026)	(9,870)	3,107
	$4,077	$(6,314)	$8,757

18.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31 was as follows (in thousands):

	2017	2016	2015
Income taxes refunded, net	$33,773	$10,224	$1,667
Interest paid, excluding capitalized interest	9,216	2,698	22,407
Schedule of Non-Cash Investing and Financing Activities:
Exchange of receivable for investment in 50% or less owned company	1,000	—	—
Services received to settle notes receivable	—	—	2,500
Equipment received to settle notes receivable	—	11,900	—
Financial support from SEACOR Holdings upon issuance of the Company’s convertible senior notes	—	—	8,511

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings per common share of SEACOR Marine Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2017
Operating Revenues	$49,343	$47,813	$42,323	$34,304
Operating Loss	(35,830)	(29,129)	(44,815)	(18,585)
Net Income (Loss)	27,904	(22,356)	(36,489)	(7,599)
Net Income (Loss) attributable to SEACOR Marine Holdings Inc.	28,961	(20,475)	(33,992)	(7,395)
Basic Income (Loss) Per Common Share of SEACOR Marine Holdings Inc.	$1.65	$(1.17)	$(1.93)	$(0.42)
Diluted Income (Loss) Per Common Share of SEACOR Marine Holdings Inc.	$1.20	$(1.25)	$(1.93)	$(0.42)
2016
Operating Revenues	$44,361	$54,125	$57,271	$59,879
Operating Loss	(82,719)	(41,068)	(34,514)	(16,587)
Net Loss	(61,774)	(28,007)	(30,789)	(12,580)
Net Loss attributable to SEACOR Marine Holdings Inc.	(61,575)	(27,933)	(30,580)	(11,959)
Basic and Diluted Loss Per Common Share of SEACOR Marine Holdings Inc.	$(3.48)	$(1.58)	$(1.73)	$(0.68)

SEACOR MARINE HOLDINGS INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

Description	Balance Beginning of Year	Charges (Recoveries) to Cost and Expenses	Deductions(1)	Balance End of Year
Year Ended December 31, 2017
Allowance for doubtful accounts (deducted from trade and notes receivable)	$5,359	$(1,283)	$(37)	$4,039
Year Ended December 31, 2016
Allowance for doubtful accounts (deducted from trade and notes receivable)	$1,177	$4,280	$(98)	$5,359
Year Ended December 31, 2015
Allowance for doubtful accounts (deducted from trade and notes receivable)	$1,177	$—	$—	$1,177
______________________

(1)	Trade receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.