Form 10-K/A
period 2017-12-31
SEACOR Marine Holdings Inc.
filed 2018-04-11
CIK 1690334

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of SEACOR Marine Holdings Inc. (the “Amendment”) amends SEACOR Marine Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, which SEACOR Marine Holdings Inc. (the "Company") filed with the Securities and Exchange Commission (“SEC”) on March 22, 2018 (the “Original Form 10-K”). The Company is filing this Amendment to amend Item 15 to include the consolidated financial statements of its foreign equity investee, Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), as of and for the years ended December 31, 2017, 2016 and 2015 (the “MexMar Financial Statements”) in accordance with Rule 3-09 of SEC Regulation S-X ("Rule 3-09"). MexMar was significant under the income test of Rule 3-09 for the year ended December 31, 2015 but not for any year thereafter. As a result, under Rule 3-09, the Company has included in this Amendment audited financial statements for 2015 and unaudited financial statements for 2016 and 2017. The MexMar Financial Statements, which were prepared by MexMar, were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).
The Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of SEACOR Marine Holdings Inc. or (ii) the disclosures or other information in the Original Form 10-K; nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and SEACOR Marine Holdings Inc.’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedules – The consolidated financial statements and financial statement schedule of SEACOR Marine Holdings Inc., as listed in Item 15 of the Original Form 10-K, are included in Item 8 of the Original Form 10-K. See Index to Consolidated Financial Statements included below in this Amendment for the MexMar Financial Statements as required by Rule 3-09 of Regulation S-X.

3. Exhibits – The exhibits listed in the Exhibit Index of the Original Form 10-K and this Amendment are filed with, or incorporated by reference in, this report.

Exhibit Number	Description
23.3	Consent of PricewaterhouseCoopers, S. C. (filed herewith)
31.3	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (filed herewith)
31.4	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (filed herewith)
32.2
Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors of
Mantenimiento Express Marítimo, S. A. P. I. de C. V.

In our opinion, the statements of comprehensive income, changes in equity and of cash flow for the year ended December 31, 2015 present fairly, in all material respects, the results of operations and cash flows of Mantenimiento Express Marítimo, S.A.P. I. de C. V. for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Other matter

The accompanying consolidated balance sheets of Mantenimiento Express Marítimo, S. A. P. I. de C. V. as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the years ended December 31, 2017 and 2016 are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2017 and 2016 financial statements to be audited and they are therefore not covered by this report.

/s/ PricewaterhouseCoopers, S. C.

Mexico City, Mexico
December 8, 2016

MANTENIMIENTO EXPRESS MARITIMO S.A.P.I. de C.V. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	12/31/2017(1)	12/31/2016(1)
ASSETS
Current Assets:
Cash and cash equivalents	$30,618	$12,194
Restricted cash	9,204	6,419
Receivables:
Trade, net of allowance for doubtful accounts	29,097	29,644
Other	2,489	2,387
Inventories	268	256
Prepaid expenses	314	96
Total current assets	71,990	50,996
Property and Equipment:
Historical cost	259,089	258,324
Accumulated depreciation	(65,714)	(49,737)
	193,375	208,587
Construction in progress	467	891
Net property and equipment	193,842	209,478
Interest Rate Swaps	1,148	328
Total assets	$266,980	$260,802
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$13,815	$12,298
Accounts payable and accrued expenses	3,474	3,431
Accounts payable and accrued expenses due to SEACOR Marine	2,492	1,805
Accounts payable and accrued expenses due to Proyectos	—	1,788
Accrued interest	845	731
Accrued taxes	3,305	3,036
Total current liabilities	23,931	23,089
Long-Term Debt	95,261	91,799
Advances from SEACOR Marine	13,769	21,119
Advances from Proyectos	14,331	21,981
Deferred Income Taxes	23,682	16,616
Total liabilities	170,974	174,604
Equity:
Common stock, stated value, 10,000 shares authorized and issued in 2017 and 2016	23,479	23,479
Additional paid-in capital	5,900	5,900
Retained earnings	65,823	56,590
Accumulated other comprehensive income, net of tax	804	229
Total equity	96,006	86,198
	$266,980	$260,802

(1) Not covered by the auditor's report.
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

MANTENIMIENTO EXPRESS MARITIMO S.A.P.I. de C.V. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	For the years ended December 31,
	2017(1)	2016(1)	2015
Operating Revenues	$67,003	$70,521	$78,363
Costs and Expenses:
Operating	25,661	34,038	38,211
Administrative and general	2,944	2,775	2,826
SEACOR Marine management fees	300	300	300
Proyectos management fees	500	500	500
Depreciation	15,977	13,958	13,089
	45,382	51,571	54,926
Operating Income	21,621	18,950	23,437
Other Income (Expense):
Interest income	663	307	171
Interest expense	(6,333)	(5,992)	(6,107)
Interest expense on secured notes from SEACOR Marine	—	—	(48)
Derivative losses, net	—	—	(898)
Foreign currency gains (losses), net	102	(602)	(520)
Other, net	—	(398)	—
	(5,568)	(6,685)	(7,402)
Income before Income Tax Expense	16,053	12,265	16,035
Deferred Income Tax Expense	6,820	5,789	397
Net Income	9,233	6,476	15,638
Other Comprehensive income (loss):
Derivative gains (losses) on cash flow hedges	26	(4,637)	(1,626)
Reclassification of derivative losses on cash flow hedges to interest expense	795	5,201	1,389
	821	564	(237)
Income tax (expense) benefit	(246)	(169)	71
	575	395	(166)
Comprehensive Income	$9,808	$6,871	$15,472

(1) Not covered by the auditor's report.
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

MANTENIMIENTO EXPRESS MARITIMO S.A.P.I. de C.V. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Year ended December 31, 2014(1)	$23,479	$5,900	$34,476	$—	$63,855
Net income	—	—	15,638	—	15,638
Other comprehensive loss	—	—	—	(166)	(166)
Year ended December 31, 2015	23,479	5,900	50,114	(166)	79,327
Net income	—	—	6,476	—	6,476
Other comprehensive income	—	—	—	395	395
Year ended December 31, 2016(1)	23,479	5,900	56,590	229	86,198
Net income	—	—	9,233	—	9,233
Other comprehensive income	—	—	—	575	575
Year ended December 31, 2017(1)	$23,479	$5,900	$65,823	$804	$96,006

(1) Not covered by the auditor's report.
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

MANTENIMIENTO EXPRESS MARITIMO S.A.P.I. de C.V. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the years ended December 31,
	2017(1)	2016(1)	2015
Cash Flows from Operating Activities:
Net Income	$9,233	$6,476	$15,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,977	13,958	13,089
Debt issuance cost amortization	428	241	667
Derivative losses, net	—	—	898
Cash settlement on derivative transactions, net	—	—	(170)
Foreign currency (gains) losses, net	(102)	602	520
Deferred income tax expense	6,820	5,789	397
Changes in operating assets and liabilities:
Increase (decrease) in receivables	445	8,101	(11,886)
(Increase) decrease in inventories and prepaid expenses	(230)	581	(62)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(675)	809	(7,529)
Net cash provided by operating activities	31,896	36,557	11,562
Cash Flows from Investing Activities:
Purchases of property and equipment	(340)	(34,827)	(56,737)
Net cash used in investing activities	(340)	(34,827)	(56,737)
Cash Flows from Financing Activities:
Payments on secured notes with SEACOR Marine	—	—	(14,953)
Payments on long-term debt	(13,435)	(12,298)	(69,334)
Proceeds from issuance of long-term debt, net of issuance costs	17,986	—	124,710
Increase in restricted cash	(2,785)	(707)	(2,198)
Advances (returned) received from shareholders	(15,000)	15,000	16,100
Net cash provided by (used in) financing activities	(13,234)	1,995	54,325
Effects of Exchange Rate Changes on Cash and Cash Equivalents	102	(602)	(520)
Net Increase in Cash and Cash Equivalents	18,424	3,123	8,630
Cash and Cash Equivalents, Beginning of Year	12,194	9,071	441
Cash and Cash Equivalents, End of Year	$30,618	$12,194	$9,071
Supplemental Information:
Interest paid	$5,513	$4,275	$4,769

(1) Not covered by the auditor's report.
The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

MANTENIMIENTO EXPRESS MARITIMO S.A.P.I. de C.V.
NOTES TO FINANCIAL STATEMENTS
December 31, 2017 (not covered by the auditor's report), December 31, 2016 (not covered by the auditor's report), and December 31, 2015 (covered by the auditor's report).

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations. Mantenimiento Express Maritimo S.A.P.I. de C.V. (“MexMar” or the “Company”) was incorporated on August 12, 2003 in Mexico City. The Company operates a diverse fleet of offshore support vessels primarily servicing offshore oil and natural gas exploration, development and production facilities in the Republic of Mexico. These vessels deliver cargo and personnel to offshore installations, handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; and carry and launch equipment such as remote operated vehicles or “ROVs” used underwater in drilling and well installation, maintenance and repair.
The Company is reliant upon its primary customer, Petroleos Mexicanos (“Pemex”), an oil company owned by the United Mexican States. During the years ended December 31, 2017, 2016 and 2015, $63.8 million, $69.8 million and $77.8 million, respectively, of the Company’s operating revenues were derived from services provided to Pemex. The loss of Pemex as a customer or a decline in services provided to Pemex could have a material adverse effect on MexMar’s results of operations.
Related Parties. The Company’s common stock is held by two shareholders. Proyectos Globales de Energia y Servicios CME, S.A. de C.V. through two wholly-owned subsidiaries (collectively “Proyectos”) owns 51% and SEACOR Marine Holdings Inc. through an indirectly owned subsidiary (along with its other majority-owned subsidiaries collectively referred to as “SEACOR Marine”) owns 49%.
Basis of Presentation. The accompanying financial statements are expressed in U.S dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Basis of Consolidation.  The Company consolidates entities in which it holds a controlling financial interest. For voting interest entities, the Company is considered to hold a controlling financial interest when it is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (VIEs), the determination of which is based on the amount and characteristics of the entity’s equity, the Company is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that VIE’s economic performance, and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
Entities in which the Company’s voting interest in common equity does not provide it with control, but allows the Company to exert significant influence over the operating and financial decisions, are accounted for under the equity method. All other investments in equity securities, to the extent they are not considered marketable securities, are accounted for under the cost method.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions, and certain accrued liabilities. Actual results could differ from estimates and those differences may be material.
Subsequent Events. The Company has performed an evaluation of subsequent events through April, 11 2018, the date the consolidated financial statements were available to be issued (see Note 12).
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria is met. As of December 31, 2017, 2016 and 2015, the Company has no deferred revenue.
The Company earns and recognizes revenues primarily from the time charter of vessels to customers based upon daily rates of hire. Under a time charter, the Company provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Vessel charters may range from several days to several years. Revenues from time charters are recognized as services are provided. In Mexico, time charter durations and rates are typically established in the context service agreements.
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of overnight investments.

Restricted cash. The Company’s restricted cash balances were established in conjunction with the DVB Credit Facility (see Note 4). Restricted cash is used to repay outstanding balances under the DVB Credit Facility and to provide for scheduled drydocking expenses for the Company’s offshore support vessels.
Trade and Other Receivables. Pemex and any other trade customers are granted credit on a short-term basis and related credit risks are considered minimal. Other receivables consist primarily of insurance and other miscellaneous receivables. The Company routinely reviews its receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. As of December 31, 2017, the Company had an allowance for doubtful accounts of $0.7 million, (2016 - nil).
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying statements of income as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income or loss in the accompanying statements of comprehensive income to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk associated with its cash and cash equivalents, restricted cash and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers described above, primarily Pemex. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.
Inventories. Inventories, which consist of fuel on its offshore support vessels are stated at the lower of cost (using the first-in, first-out method) or market. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. There were no inventory write-downs during the years ended December 31, 2017, 2016 and 2015.
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
As of December 31, 2017, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore support vessels	16
Other(1)	3-5
_____________________

(1)	Includes leasehold improvements, vehicles and other property and equipment.

The Company’s property and equipment as of December 31 was as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Net Book Value
2017
Offshore support vessels	$258,748	$(65,414)	$193,334
Other(1)	341	(300)	41
	$259,089	$(65,714)	$193,375
2016
Offshore support vessels	$257,983	$(49,492)	$208,491
Other(1)	341	(245)	96
	$258,324	$(49,737)	$208,587
_____________________

(1)	Includes leasehold improvements, vehicles and other property and equipment.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels, as well as major renewals and improvements to other properties, are capitalized.
Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value, if lower. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended December 31, 2017, 2016 and 2015, the Company did not identify indicators of impairment nor recognize any impairment charges related to long-lived assets held for use.
Debt Issuance Costs. Debt issuance costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method and is included in interest expense in the accompanying statements of income.
Self-insurance Liabilities. The Company maintains marine hull, liability and war risk, general liability and other insurance customary in the industry in which it operates. Both the marine hull and liability policies have per incident deductibles. Certain insurance coverage is obtained through SEACOR Marine's sponsored programs. The Company’s insurance premiums for these policies could differ if it were not part of SEACOR Marine's sponsored programs. To the extent that estimated self-insurance losses differ from actual losses realized, the Company’s insurance reserves could differ significantly and may result in either higher or lower insurance expense in future periods.
Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. The Company’s deferred tax assets and liabilities are calculated in accordance with Mexican tax regulations and denominated in Mexican pesos reflecting the jurisdiction in which the taxes will be settled. Gains and losses on the translation of deferred tax assets and liabilities into U.S. dollars are included in deferred income tax expense in the accompanying statements of comprehensive income. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying statements of comprehensive income. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
In the normal course of business, the Company may be subject to challenges from tax authorities regarding the amount of taxes due for the Company. These challenges may alter the timing or amount of taxable income or deductions. As part of the calculation of income tax expense, the Company determines whether the benefits of its tax positions are at least more likely than not of being sustained based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained, the Company accrues the largest amount of the tax benefit that is more likely than not of being sustained. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of its tax benefits and actual results could vary materially from these estimates.
Foreign Currency Transactions. The Company enters into transactions denominated in currencies other than its functional currency, the U.S. dollar. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency gains (losses), net in the accompanying consolidated statements of comprehensive income in the period in which the currency exchange rates change.
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
On February 25, 2016, the FASB issued a comprehensive new leasing standard, which improves transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company will adopt the new standard on

January 1, 2019 and will use the modified retrospective approach upon adoption. The Company expects the adoption of the new standard will not have a material impact on its consolidated financial position, results of operations and cash flows.
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
On January 5, 2017, the FASB issued an amendment to the accounting standard which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company will adopt the new standard on January 1, 2018 and does not expect the impact of the adoption of the new standard to have a material impact on its consolidated financial position, results of operations or cash flows.
On February 22, 2017, the FASB issued an amendment to the accounting standard which clarifies the scope of guidance on nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard. The Company will adopt the new standard on January 1, 2018 and does not expect the impact of the adoption of the new standard to have a material impact on its consolidated financial position, results of operations or cash flows.
2.    OTHER RECEIVABLES
The company’s other receivables are primarily hull and machinery insurance claims. During the years ended December 31, 2017 and 2016, the insurance claim receivable net of deductible was $2.5 million and $2.3 million, respectively.
3.    EQUIPMENT ACQUISITIONS
Equipment Additions. During the years ended December 31, 2017, 2016 and 2015, the Company’s capital expenditures were $0.3 million, $34.8 million and $56.7 million, respectively. During each of the years ended December 31, 2016 and 2015, the Company took delivery of two supply vessels. The two vessels delivered in 2016 were acquired from SEACOR Marine (See Note 10).

4.	LONG-TERM DEBT
The Company’s long-term debt obligations as of December 31 were as follows (in thousands):

	2017	2016
DVB Credit Facility	$110,818	$106,054
Portion due within one year	(13,815)	(12,298)
Issuance costs related to DVB Credit Facility	(1,742)	(1,957)
	$95,261	$91,799
The Company’s long-term debt maturities for the years ended December 31 were as follows (in thousands):

2018	$13,815
2019	13,815
2020	13,815
2021	11,314
2022	10,481
Years subsequent to 2022	47,578
$110,818
DVB Credit Facility. During 2012, the Company and DVB Bank N.A. (“DVB Bank”) entered into a $50.0 million credit facility secured by the Company’s offshore support vessel fleet. During 2013 and 2015, the Company and DVB Bank made various amendments to the DVB Credit Facility, primarily to increase the borrowing capacity up to $170.0 million (the “DVB Credit Facility”), the last of which occurred in June 2015. Draws on the DVB Credit Facility are limited to 65% of the fair market value of the Company’s offshore support vessels that are subject to a time charter or bareboat charter in excess of one year. The DVB Credit Facility contains certain financial covenants such as a minimum debt service coverage ratio, cash balances and asset maintenance levels, as defined. The minimum cash balances, as defined, includes the restricted cash balances for quarterly principal and interest payments and reserves for future budgeted drydocking costs (see Note 1). There are no events of default or covenants breached as of December 31, 2017 and 2016, and all other terms within the agreement are usual and customary.
In January 2017, the Company made the final draw of $18.2 million on the the facility to finance the purchase of two vessels in December 2016. With this last draw, the credit facility has been fully utilized.
The DVB Credit Facility bears interest at a variable rate determined by reference to the three month London Interbank Offered rate (“LIBOR”) plus a margin of 2.9%. For the years ended December 31, 2017, 2016 and 2015 the LIBOR inclusive rate ranged from 3.8% to 4.4%, 3.2% to 3.8% and 3.2% to 3.4%, respectively. The effective interest rate for the years ended December 31, 2017, 2016 and 2015 was 5.3%, 5.2% and 5.2%, respectively. The DVB Credit Facility requires quarterly principal and interest payments and a quarterly fee payable on the unused portion of the facility equal to 1% per annum. During the years ended December 31, 2017 and 2015, the Company incurred $0.2 million and $2.9 million, respectively, of issuance costs related to amending the DVB Credit Facility.
5.    ADVANCES FROM SHAREHOLDERS
From time to time, the Company’s shareholders provide advances to the Company for various uses, primarily for the acquisition of offshore support vessels and other working capital purposes. These advances are non-interest bearing and have no set repayment terms. During the year ended December 31, 2017, the Company returned $15.0 million of advances. During the years ended December 31, 2016 and 2015, the Company advanced $15.0 million and $16.1 million, respectively, for the acquisition of supply vessels.
6.    INCOME TAXES
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2017	2016	2015
Statutory rate	30.0%	30.0%	30.0%
Exchange gains (losses) on statutory tax regulations	14.5%	17.8%	(21.7)%
Exchange gains on net operating loss carryforwards	(1.7)%	(1.7)%	(3.9)%
Non-deductible expenses	1.1%	1.1%	0.5%
Inflation adjustment on statutorily defined monetary items(1)	7.6%	3.2%	2.9%
Inflation adjustment on net operating loss carryforwards(1)	(9.0)%	(4.4)%	(4.9)%
Other	—%	1.2%	(0.4)%
	42.5%	47.2%	2.5%
_____________________

(1)
The Company files income tax returns in Mexico in accordance with Mexican tax regulations and its tax liabilities are denominated in Mexican Pesos. Mexican tax regulations provide for certain expenses and net operating loss carryforwards to be adjusted based on a statutorily defined inflation rate.

The components of net deferred income tax liabilities as of December 31 were as follows (in thousands):

	2017	2016
Deferred tax liabilities:
Property and equipment	$17,389	$17,897
Intercompany sales lease back	22,716	25,990
Derivative instruments	344	98
Debt issuance costs	523	587
Other	94	—
Total deferred tax liabilities	41,066	44,572
Deferred tax assets:
Net operating loss carryforwards	17,085	27,186
Accrued liabilities	108	770
Other	191	—
Total deferred tax assets	17,384	27,956
Net deferred tax liabilities	$23,682	$16,616

The Company’s income tax returns for tax years 2013 through 2017 are still subject to audit by the Mexican tax authorities. As of December 31, 2017, the Company had $56.9 million of net operating loss carryforwards which will expire in 2026.
During the year ended December 31, 2016, the Company sold four vessels to its wholly owned subsidiary in a sale/lease back transaction worth $84.8 million. The transaction allowed the Company to claim the unrealized depreciation of the vessels in 2016. The Company determined based on their own analysis that the benefits from the transaction was more likely than not of being sustained based on the technical merits of the tax position.
7.     SHAREHOLDERS’ EQUITY
The Company’s shareholders’ equity consists of two classes of common stock; Series “A” Class I and Series “B” Class II. As of December 31, 2017, 5,100 shares of Series “A” Class I shares are held by Proyectos and 4,900 shares of Series “B” Class II are held by SEACOR Marine. The are no differences in the rights and ownership of the Series “A” Class I and Series “B” Class II shares other than Series “B” Class II reflecting ownership in the Company by a foreign person.
The net income for each period is subject to a Mexican legal provision requiring at least 5% of the net income for each period to be maintained as retained earnings until an amount equal to 20% of the common stock has been reserved.
The income tax law (the “Law”) sets a tax of 10% on the net income earned in 2014 and subsequent years and paid to foreign residents and Mexican citizens. For income earned in years prior to 2014, net income is taxed based on the income tax law in effect at the time. Dividends paid are not subject to income tax if they are paid from accumulated net profits generated prior to 2014. Any dividends paid in excess of these accumulated net profits are subject to a tax rate of up to 42.896% in certain circumstances. The current tax is payable by the Company and may be credited against the Company’s income in the period paid or the following two years. Dividends paid from net income previously taxed are not subject to tax withholding or additional tax payment. During the years ended December 31, 2017, 2016 and 2015, the Company made no dividend payments to its shareholders.
8.    DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2017		2016
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$1,148	$—	$328	$—
Cash Flow Hedges. As of December 31, 2017 and 2016, the Company had five interest rate swap agreements with maturities in 2023 that call for it to pay a fixed rate of interest ranging from 1.71% to 2.10% on the aggregate amortized notional value of $110.8 million and $105.5 million, respectively, and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.
9.    FAIR VALUE MEASUREMENTS
The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure the fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2017
ASSETS
Interest Rate Swaps	$—	$1,148	$—
2016
ASSETS
Interest Rate Swaps	$—	$328	$—

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3
2017
ASSETS
Cash, cash equivalents and restricted cash	$39,822	$39,822	$—	$—
LIABILITIES
Long-term debt, including current portion	110,818	—	106,542	—
Advances from SEACOR Marine	13,769	see below
Advances from Proyectos	14,331	see below
2016
ASSETS
Cash, cash equivalents and restricted cash	$18,613	$18,613	$—	$—
LIABILITIES
Long-term debt, including current portion	106,054	—	92,872	—
Advances from SEACOR Marine	21,119	see below
Advances from Proyectos	21,981	see below
The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt as of December 31, 2017 and 2016 was estimated by using discounted cash flow analyses based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair values of the Company’s advances from SEACOR Marine and Proyectos because the timing of settlement of these instruments is not certain and the inability to estimate fair value without incurring excessive costs. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
10.    RELATED-PARTY TRANSACTIONS
During the year ended December 31, 2017, the Company entered into a back-to-back time charter with SEACOR Marine for a liftboat project in Mexico. The agreement calls for the Company to charter the vessel to a third party and to charter-in the vessel from SEACOR Marine at a discounted rate equivalent to a management fee. All operational costs are re-billed to SEACOR Marine and the Company has no operational nor financial risk related to this project. For the year ended December 31, 2017, the Company’s net revenue from this project was $0.1million.
For the years ended December 31, 2016 and 2015, the Company charted four other vessels from SEACOR Marine for $5.1 million and $11.6 million, respectively. One of the charters was terminated in May 2016, and three were terminated in August 2016.
During the year ended December 31, 2016, the Company purchased two supply vessels from SEACOR Marine for $34.0 million (see Notes 3 and 4).
The Company pays management fees to SEACOR Marine primarily for commercial and technical support for its offshore support vessels. The management fees are fixed at $0.3 million per annum and are included in SEACOR Marine management fees in the accompanying statements of comprehensive income.

The Company also pays management fees to Proyectos primarily for administrative management, contract support and for use of certain office space and technology infrastructure. The management fees are fixed at $0.5 million per annum and are included in Proyectos management fees in the accompanying statements of comprehensive income.
From time to time, SEACOR Marine, in conjunction with providing technical and commercial support, procures certain equipment and services related to the Company’s offshore support vessels on behalf of and at the direction of the Company. Certain of the equipment and services may be paid for directly by SEACOR Marine and reimbursed by the Company.
11.    COMMITMENTS AND CONTINGENCIES
The Company is committed to upgrade four platform supply vessels to a hybrid power storage system. The total commitment amount is for $6.8 million, of which $0.3 million has been paid as of December 31, 2017. The remaining commitments for the upgrades are scheduled to be paid in 2018.
In the normal course of its business, the Company becomes involved in various other litigation matters, including, among other things, claims by third parties for alleged property damages and personal injuries. Management may use estimates in determining the Company’s potential exposure to these matters and record reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect that such changes in estimated costs would have a material effect on the Company’s financial position, its results of operations or cash flows.
12.    SUBSEQUENT EVENTS
Subsequent to December 31, 2017, the Company received $2.0 million from insurance claims.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 11, 2018

/s/ JESUS LLORCA
Name:	Jesus Llorca
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)