Form 10-Q
period 2018-03-31
SEACOR Marine Holdings Inc.
filed 2018-05-10
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018              or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The total number of shares of common stock, par value $.01 per share, outstanding as of May 9, 2018 was 20,020,155. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$62,738	$110,234
Restricted cash	2,316	2,317
Receivables:
Trade, net of allowance for doubtful accounts of $3,858 and $4,039 in 2018 and 2017, respectively	45,664	45,616
Other	17,039	12,341
Inventories	3,975	3,756
Prepaid expenses and other	3,613	3,026
Total current assets	135,345	177,290
Property and Equipment:
Historical cost	1,320,496	1,179,836
Accumulated depreciation	(580,461)	(560,160)
	740,035	619,676
Construction in progress	80,682	70,157
Net property and equipment	820,717	689,833
Investments, at Equity, and Advances to 50% or Less Owned Companies	112,219	92,169
Construction Reserve Funds	45,361	45,361
Other Assets	3,736	3,851
	$1,117,378	$1,008,504
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$22,858	$22,858
Accounts payable and accrued expenses	25,551	24,024
Due to SEACOR Holdings	1,583	1,358
Accrued wages and benefits	4,958	5,087
Accrued income taxes	4,339	4,290
Accrued capital, repair and maintenance expenditures	23,818	19,618
Deferred revenues	9,430	10,104
Other current liabilities	12,820	11,879
Total current liabilities	105,357	99,218
Long-Term Debt	405,234	292,041
Conversion Option Liability on Convertible Senior Notes	18,991	6,832
Deferred Income Taxes	56,024	55,506
Deferred Gains and Other Liabilities	28,600	31,741
Total liabilities	614,206	485,338
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 17,786,569 and 17,675,356 shares issued in 2018 and 2017	178	177
Additional paid-in capital	306,639	303,996
Retained earnings	175,609	216,511
Accumulated other comprehensive loss, net of tax	(10,424)	(12,493)
	472,002	508,191
Noncontrolling interests in subsidiaries	31,170	14,975
Total equity	503,172	523,166
	$1,117,378	$1,008,504

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except share data)

	Three Months Ended March 31,
	2018	2017
Operating Revenues	$51,721	$34,304
Costs and Expenses:
Operating	41,173	33,379
Administrative and general	12,807	11,826
Depreciation and amortization	19,512	12,503
	73,492	57,708
Gains (Losses) on Asset Dispositions and Impairments, Net	(2,643)	4,819
Operating Loss	(24,414)	(18,585)
Other Income (Expense):
Interest income	216	850
Interest expense	(6,133)	(3,182)
SEACOR Holdings management fees	-	(1,925)
SEACOR Holdings guarantee fees	(12)	(76)
Marketable security gains (losses), net	-	11,738
Derivative gains (losses), net	(11,516)	(89)
Foreign currency losses, net	139	(189)
Other, net	-	(1)
	(17,306)	7,126
Loss Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(41,720)	(11,459)
Income Tax Benefit	(9,824)	(3,422)
Loss Before Equity in Earnings of 50% or Less Owned Companies	(31,896)	(8,037)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	208	438
Net Loss	(31,688)	(7,599)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(2,855)	(204)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(28,833)	$(7,395)

Basic and Diluted Loss Per Common Share of SEACOR Marine Holdings Inc.	$(1.64)	$(0.42)

Basic and Diluted Weighted Average Common Shares Outstanding:	17,571,490	17,671,356

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended March 31,
	2018	2017
Net Loss	$(31,688)	$(7,599)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	1,912	919
Derivative gains (losses) on cash flow hedges	131	(9)
Reclassification of derivative losses on cash flow hedges to interest expense	1	12
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	129	188
	2,173	1,110
Income tax (expense) benefit	(27)	(354)
	2,146	756
Comprehensive Loss	(29,542)	(6,843)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	(2,778)	(106)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(26,764)	$(6,737)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests In Subsidiaries	Total Equity

December 31, 2017	$177	$303,996	$216,511	$(12,493)	$14,975	$523,166
Impact of adoption of accounting principle	—	—	(12,069)	—	—	(12,069)
December 31, 2017 as adjusted	177	303,996	204,442	(12,493)	14,975	511,097
Issuance of common stock	1	1,792	—	—	—	1,793
Amortization of employee share awards	—	476	—	—	—	476
Acquisition of a consolidated joint venture	—	—	—	—	(12,037)	(12,037)
Issuance of non-controlling interests	—	375	—	—	31,010	31,385
Net loss	—	—	(28,833)	—	(2,855)	(31,688)
Other comprehensive income	—	—	—	2,069	77	2,146
March 31, 2018	$178	$306,639	$175,609	$(10,424)	$31,170	$503,172

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(31,688)	$(7,599)
Adjustments to reconcile net loss to net cash (used in)provided by operating activities
Depreciation and amortization	19,512	12,503
Deferred financing costs amortization	237	897
Restricted stock amortization	258	—
Option amortization	218	—
Debt discount/(premium) amortization	1,494	1,109
Amortization of deferred gains against charter expense	(2,009)	(2,050)
Bad debt expense (income)	(26)	1,559
(Gain)/loss from equipment sales or retirements	2,643	(4,819)
(Gains)/losses from sale of marketable securities, net	—	(11,738)
Proceeds from sale of securities	—	51,877
Derivative (income) / losses	11,516	89
Cash settlement on derivative transactions, net	(129)	(22)
Currency (gain) / loss	(139)	189
Deferred income taxes	(11,286)	(4,503)
Equity earnings, net	(208)	(438)
Changes in Operating Assets and Liabilities:
Accounts receivables	(3,342)	4,909
Other assets	(346)	19,025
Accounts payable and accrued liabilities	1,786	4,308
Net cash (used in) provided by operating activities	(11,509)	65,296
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,557)	(10,143)
Cash settlements on derivative transactions, net	—	(324)
Proceeds from disposition of property and equipment	282	8,297
Investments in and advances to 50% or less owned companies	(19,950)	(2,394)
Return of investments and advances from 50% or less owned companies	99	7,350
Payments received on third party notes receivable, net	—	1,943
Net (increase) decrease in construction reserve funds	—	(5,268)
Net cash used in investing activities	(28,126)	(539)
Cash Flows from Financing Activities:
Payments on long-term debt	(28,807)	(1,173)
Proceeds from issuance of long-term debt, net of issue costs	18,471	3,396
Proceeds from issuance of Common Stock	1,793	—
Net cash (used in) provided by financing activities	(8,543)	2,223
Effects of Exchange Rate Changes on Cash and Cash Equivalents	682	269
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(47,496)	67,249
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	112,551	118,771
Cash, Cash Equivalents and Restricted Cash, End of Period	$65,055	$186,020

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of SEACOR Marine Holdings Inc. and its consolidated subsidiaries (the “Company”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the unaudited condensed consolidated financial statements for the periods indicated.  Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Marine Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR Marine” refers to SEACOR Marine Holdings Inc. without its consolidated subsidiaries. Capitalized terms used and not specifically defined herein have the same meaning given those terms in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

SEACOR Marine was previously a subsidiary of SEACOR Holdings Inc. (along with its consolidated subsidiaries, other than SEACOR Marine and its subsidiaries, collectively referred to as “SEACOR Holdings”). On June 1, 2017, SEACOR Holdings completed a spin-off of SEACOR Marine by way of a pro rata dividend of SEACOR Marine’s common stock, par value $0.01 per share (“Common Stock”), all of which was then held by SEACOR Holdings, to SEACOR Holdings shareholders of record as of May 22, 2017 (the “Spin-off”). SEACOR Marine entered into certain agreements with SEACOR Holdings to govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement. Immediately following the Spin-off, SEACOR Marine began to operate as an independent, publicly traded company.

Recently Adopted Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The new standard supersedes current revenue recognition requirements and industry-specific guidance. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted this new standard on January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of accumulated deficit. The Company implemented the necessary changes to its business processes, systems and controls to support recognition and disclosure of this ASU upon adoption. The Company's revenues are primarily based on leases or rental agreements with customers and is not addressed in the new standard. As a result, the adoption of the standard did not have a material effect on the Company's financial position, results of operations or cash flows, but did result in increased disclosures related to revenue recognition policies.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash”, which requires that amounts generally described as restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The Company adopted this new standard on January 1, 2018. Retrospective presentation was required. The adoption of the standard did not have a material effect on the Company's financial position, results of operations or cash flows. In accordance with ASU 2016-18, the Company has included restricted cash as part of the beginning-of-period and end-of-period cash balances on the condensed consolidated statement of cash flows.

Revenue Recognition. Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred.

Lease Revenues. The primary source of the Company’s revenues is earned through time charter and bareboat agreements. Time charter and bareboat agreements are rental agreements that are recognized ratably over the lease term as the services are provided, typically on a per day basis. The charterer will take the vessel on hire for a specific period of time and uses the vessel to move cargo, people or equipment and will pay the Company a rate per day. Under a time charter, the Company provides a vessel to a customer for a set term and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer for a set term and the customer assumes responsibility for all operating expenses and the risk of operation (see Note 11).

Revenues from Customers. The Company contracts with various customers to carry out management services for vessels as agents for and on behalf of ship owners.  These services include crew management, technical management, commercial management, insurance arrangements, sale and purchase of vessel, provisions, and bunkering. As the manager, the Company undertakes to use its best endeavors to provide the agreed management services as agents for and on behalf of the owners in accordance with sound ship management practice and to protect and promote the interest of the owners in all matters relating to the provision of services hereunder. The Company also contracts with various customers to carry out management services regarding engineering for vessel construction and vessel conversions. The vast majority of the ship management agreements span over the length of one to three years and are typically billed on a monthly basis. The Company transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred (see Note 11).

Revenue that does not meet these criteria is deferred until the criteria is met and are considered contract liabilities. Contract liabilities, included in other current liabilities in the accompanying condensed consolidated balance sheets, for the three months ended March 31 were as follows (in thousands):

	2018	2017
Balance at beginning of period	$10,104	$6,953
Revenues deferred during the period	875	1,536
Revenues recognized during the period	(1,550)	—
Balance at end of period	$9,429	$8,489

As of March 31, 2018, contract liabilities of $6.8 million related to the time charter of several offshore support vessels paid through the conveyance of an overriding royalty interest (the “Conveyance”) in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors’ claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.

As of March 31, 2018, contract liabilities of $2.4 million related to the time charter of an offshore support vessel to a customer for which collection was not reasonably assured. The Company will recognize revenues when collected or when collection is reasonably assured. All costs and expenses related to this charter were recognized as incurred.

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

As of March 31, 2018, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the three months ended March 31, 2018, capitalized interest totaled $0.5 million.

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2018, the Company recognized $2.9 million of impairment charges related to four anchor-handling vessels removed from service and adjusted to scrap value.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2018, the Company recognized impairment charges of $1.2 million related to one of its 50% or less owned companies which the Company believes will be unable to meet all of its liabilities.

Income Taxes. During the three months ended March 31, 2018, the Company's effective income tax rate of 23.5% was primarily due to taxes not provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, and a reversal of an unrecognized tax benefit. During the three months ended March 31, 2017, the Company’s effective income tax rate of 29.9% was primarily due to losses of foreign subsidiaries not benefited.

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

	2018	2017
Balance at beginning of period	$25,006	$33,910
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(2,009)	—
Other adjustments	(25)	(2,050)
Balance at end of period	$22,972	$31,860

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Other Comprehensive Income (Loss)
December 31, 2017	$(13,195)	$702	$(12,493)	$(1,357)	$1
Other comprehensive income (loss)	1,832	264	2,096	80	(3)	$2,173
Income tax expense	—	(27)	(27)	—	—	(27)
Three Months Ended March 31, 2018	$(11,363)	$939	$(10,424)	$(1,277)	$(2)	$2,146

Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method that assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes.  For each of the three months ended March 31, 2018 and 2017, diluted earnings per common share of the Company excluded 4,070,500 common shares issuable pursuant to the Company’s Convertible Senior Notes (see Note 12) as the effect of their inclusion in the computation would be anti-dilutive.  In addition, diluted loss per common share of the Company excluded 94,507 shares of restricted stock and 653,700 outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

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

2.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2018, capital expenditures were $8.6 million. Equipment deliveries during the three months ended March 31, 2018 included six liftboats contributed from Montco Offshore, LLC (“MOI”) to certain designated wholly-owned subsidiaries of Falcon Global Holdings LLC (“FGH”) as described in Note 4 below and two platform supply vessels constructed through the SEACOSCO joint venture as described in Note 3 below.

During the three months ended March 31, 2018, the Company sold one fast support vessel previously retired and removed from service, property and other equipment for net proceeds of $0.4 million ($0.3 million in cash and $0.1 million of previously received deposits) and gains of $0.2 million, all of which were recognized currently.

3.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

SEACOSCO. On January 17, 2018, the Company announced the formation of SEACOSCO Offshore LLC (“SEACOSCO”), a Marshall Islands entity jointly owned by the Company and affiliates of COSCO SHIPPING GROUP (“COSCO SHIPPING”).  SEACOSCO entered into contracts for the purchase of eight Rolls-Royce designed, new construction platform supply vessels (“PSVs”) from COSCO SHIPPING HEAVY INDUSTRY (GUANGDONG) CO., LTD (the “Shipyard”), an affiliate of COSCO SHIPPING, for approximately $161.1 million, of which 70% will be financed by the Shipyard, and secured by the PSVs on a non-recourse basis to the Company.  SEACOSCO took delivery of two vessels in the quarter ending March 31, 2018, and will take title to another five of the PSVs in 2018 and one in 2019.  Thereafter, the Shipyard, at its cost, will store the PSVs at its facility for periods ranging from six to 18 months.  The Company's total committed investment for construction and working capital requirements is approximately $27.5 million for an unconsolidated 50% interest in SEACOSCO.  During the three months ended March 31, 2018, the Company and its partner each contributed additional capital of $20.0 million in cash. The remaining committed investment will be due over the next 14 months as the vessel and equipment are delivered.  The Company is responsible for full commercial, operational, and technical management of the vessels on a worldwide basis.

SEACOR Grant DIS.   As of March 31, 2018, the Company estimates that SEACOR Grant DIS will be unable to meet all its liabilities, and has recorded a bad debt reserve of $0.3 million against SEACOR Grant DIS's liability to the Company and an impairment charge of $1.2 million to reduce its investment carrying value to zero.

Guarantees. The Company has guaranteed certain of the outstanding charter receivables of one of its managed 50% or less owned companies if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of March 31, 2018, the total amount guaranteed by the Company under this arrangement was $0.4 million.

In addition, as of March 31, 2018, two of the Company's 50% or less owned companies have bank debt secured by, among other things, a first preferred mortgage on their vessels.  The banks also have the authority to require the Company and its partners to fund uncalled capital commitments, as defined in the partnership agreements.  In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $1.4 million in the aggregate.

4.	LONG-TERM DEBT

Convertible Senior Notes.  As of March 31, 2018, the Company had issued and outstanding $175.0 million aggregate principal amount of its Convertible Senior Notes due December 1, 2022 (the “Convertible Senior Notes”) to affiliates of the Carlyle Group (collectively “Carlyle”).  Interest on the Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year.  The Convertible Senior Notes are convertible into shares of Common Stock. On May 2, 2018, certain terms of the Convertible Senior Notes were amended and the Company exchanged $50 million in principal amount of the Convertible Senior Notes for warrants to purchase shares of Common Stock (see Note 12).

MOI Joint Venture. On February 8, 2018, a wholly-owned subsidiary of the Company and MOI formed and capitalized a joint venture named Falcon Global Holdings LLC.  In connection therewith and MOI’s plan of reorganization, which was confirmed on January 18, 2018, MOI emerged from its Chapter 11 bankruptcy case. In accordance with the terms of a Joint Venture Contribution and Formation Agreement, the Company and MOI contributed certain liftboat vessels and other related assets to FGH and its designated subsidiaries, and FGH and its designated subsidiaries assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets. On February 8, 2018, Falcon Global USA LLC (“FGUSA”), a wholly-owned subsidiary of FGH, paid $15.0 million of MOI’s debtor-in-possession obligations and entered into a $131.1 million credit agreement comprised of a $116.1 million term loan (the "FGUSA Term Loan") and a $15.0 million revolving loan facility (the "FGUSA Revolving Loan Facility") bearing interest at a variable rate (currently 6.44%), maturing in 2024, and secured by vessels owned by wholly-owned subsidiaries of FGUSA (the “FGUSA Credit Facility”). The full amount of the FGUSA Term Loan and other amounts paid by affiliates of MOI satisfied in full the amounts outstanding under MOI’s pre-petition credit facilities. The FGUSA Credit Facility, apart from a guarantee of certain interest payments and participation fees for two years after the closing of the transactions, is non-recourse to SEACOR Marine and its subsidiaries other than FGUSA. The Company performed a preliminary fair market valuation of the debt reflecting a debt discount of $10.0 million, which will be amortized over the life of the FGUSA Credit Facility. The preliminary fair market valuation is subject to revision as additional information regarding the fair market value of assets and liabilities acquired becomes available. Scheduled principal payments begin in 2020.   During the quarter ending March 31, 2018, the Company borrowed $10.0 million under the FGUSA Revolving Loan Facility for working capital purposes.  The Company consolidates FGH as the Company holds 72% of the equity interest in FGH and is entitled to appoint a majority of the board of managers of FGH.

Windcat. During the three months ended March 31, 2018, the Company converted €6.0 million denominated debt to pound sterling debt, paying off approximately $7.5 million in euro debt and borrowing approximately $8.5 million in pound sterling debt, resulting in a net increase in USD borrowings of $1.0 million to be used for future capital commitments.

Letters of Credit. As of March 31, 2018, the Company had outstanding letters of credit for labor and performance guarantees of $1.8 million.

5.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the three months ended March 31, 2018:

Statutory rate	21.0%
Noncontrolling interests	(1.3)%
Foreign earnings not subject to U.S. income tax	(3.7)%
Foreign taxes not creditable against U.S. income tax	(2.0)%
Unrecognized tax benefit	9.3%
Other	0.2%
23.5%

As of December 31, 2017, the Company's net operating loss carryforwards excluded potential tax benefits of $3.9 million as a result of uncertainty regarding interpretation of the new U.S. tax legislation signed into law on December 22, 2017. Subsequent guidance has confirmed that the Company should recognize the tax benefits of $3.9 million and therefore the Company is removing the valuation allowance previously established against the net operating loss carryforwards.

6.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of March 31, 2018 were as follows (in thousands):

	Derivative Asset(1)	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$408	$1	(2)
	408	1
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	—	18,991
Interest rate swap agreements	862	14	(2)
	$1,270	$19,006

______________________

(1)	Included in other receivables in the accompanying condensed consolidated balance sheets.
(2)	Included in other current liabilities in the accompanying condensed consolidated balance sheets.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized immaterial losses on derivative instruments designated as cash flow hedges during the three months ended March 31, 2018. As of March 31, 2018, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•

Windcat Workboats had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03)% on the aggregate notional value of €15.0 million (approximately $18.5 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value.

•

MexMar had five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% on the aggregate amortized notional value of $110.8 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•

Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $20.3 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•

Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $18.0 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31 as follows (in thousands):

	2018	2017
Conversion option liability on Convertible Senior Notes	$(12,159)	$—
Forward currency exchange, option and future contracts	—	(89)
Interest rate swap agreements	643	—
	$(11,516)	$(89)

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes (see Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of March 31, 2018, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•

Falcon Global International had an interest rate swap agreement maturing in 2022 that calls for the Company to pay a fixed interest rate of 2.06% on the amortized notional value of $54.7 million and receive a variable interest rate based on LIBOR on the amortized notional value.

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

The Company’s financial assets and liabilities as of March 31, 2018 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Derivative instruments (included in other receivables)	$—	$1,270	$—
Construction reserve funds	45,361	—	—
LIABILITIES
Derivative instruments	—	15	18,991

Level 3 Measurement.  The fair value of the conversion option liability on the Convertible Senior Notes is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. The Company used a binomial lattice model that assumes the holders will maximize their value by finding the optimal decision between redeeming at the redemption price or converting into shares of Common Stock.  This model estimates the fair value of the conversion option as the differential in the fair value of the notes including the conversion option compared with the fair value of the notes excluding the conversion option.  The significant observable inputs used in the fair value measurement include the price of Common Stock and the risk free interest rate.  The significant unobservable inputs are the estimated Company credit spread and Common Stock volatility, which were based on comparable companies in the marine transportation and energy industries.

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2018 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$65,054	$65,054	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	428,092	—	405,769	—

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analysis based on estimated current rates for similar types of arrangements. The long-term debt includes $121.6 million, net, assumed from FGUSA. It was not practicable to estimate the fair value of certain of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company’s other assets and liabilities that were measured at fair value during the three months ended March 31, 2018 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Property and equipment:
Anchor handling towing supply	$—	$2,000	$—
Liftboats	—	—	134,775

Property and equipment. During the three months ended March 31, 2018, the Company recognized impairment charges of $2.9 million associated with certain vessels (see Note 1).  The Level 2 fair values were determined based on the sales prices of similar property and equipment at scrap value.

The Level 3 vessels listed above were contributed by MOI to wholly-owned subsidiaries of FGH and recorded at fair value. The Level 3 fair values were determined based on two separate third-party valuations using significant inputs that are unobservable in the market.  Due to limited market transactions, the primary valuation methodology applied by both appraisers was an estimated cost approach less economic depreciation for comparable aged vessels. The Level 3 fair value of the vessels was based on a simple average between the two appraisals.

The significant unobservable inputs used in the fair value measurement for the liftboats provided by the appraisers were based on i) quotes from local shipyards, ii) economic life ranging from 25 to 40 years and iii) economic obsolescence factor ranging from 45% to 50%. The calculated yearly physical depreciation was multiplied by the remaining useful life of each vessel, based on the date of build, and the residual value was added back to arrive at a base cost approach value for each vessel.

8.	STOCKHOLDERS' EQUITY

On January 1, 2018, the Company adopted a new accounting standard issued by the FASB on October 24, 2016, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory.  The impact of the adoption of the new standard resulted in a reduction of $12.1 million to the Company’s opening retained earnings.

On March 26, 2018, the Company issued 103,213 shares of Common Stock to an accredited investor for a total of $1.8 million in gross proceeds pursuant to a private placement in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On February 8, 2018, the Company formed FGH, a joint venture between the Company and MOI.  In accordance with the terms of the Joint Venture Contribution and Formation Agreement, the Company and MOI contributed certain liftboat vessels and other related assets to the joint venture and assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets.  The transaction consolidates the fifteen liftboat vessels operated by the Company and six liftboat vessels previously operated by MOI.   FGUSA, a wholly-owned subsidiary of FGH, paid $15.0 million of MOI's debtor-in-possession obligations and entered into a $131.1 million credit agreement comprised of the FGUSA Term Loan and the FGUSA Revolving Loan Facility. The Company performed a preliminary fair market valuation of the debt reflecting a debt discount of $10.0 million, which will be amortized over the life of the FGUSA Credit Facility.  The preliminary fair market valuation is subject to revision as additional information regarding the fair market value of assets and liabilities acquired becomes available.

In April 2018, the Company participated in the Private Placement and in May 2018, the Company participated in the Exchange, each as described in note 12.

9.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests	March 31, 2018	December 31, 2017
Falcon Global Holdings	28.0%	$28,450	$12,087
Windcat Workboats	12.5%	2,437	2,608
Other	1.8%	283	280
		$31,170	$14,975

Falcon Global Holdings.  The Company formed FGH, a joint venture between the Company and MOI.  The Company and MOI contributed certain liftboat vessels and other related assets to FGH and its designated subsidiaries and assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets, including a previous joint venture (“Falcon Global International” or “FGI”) that owned and operated two liftboats.  The transaction consolidates the 15 liftboat vessels operated by the Company and six liftboat vessels previously operated by MOI.   The total capital contributed to FGH was approximately $112.5 million of which, $43.3 million was transferred from FGI, $18.8 million was contributed by MOI and recorded at fair value, with the remaining capital contributed by the Company.  As a result of the transaction, the noncontrolling interest in the joint venture held by MOI is 28.0%.

 Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of March 31, 2018, the net assets of Windcat Workboats were $19.5 million. During the three months ended March 31, 2018, the net loss of Windcat Workboats was $1.9 million, of which $0.2 million was attributable to noncontrolling interests.

10.     COMMITMENTS AND CONTINGENCIES

As of March 31, 2018, the Company’s unfunded capital commitments were $48.8 million for two fast support vessels, three supply vessels, four wind farm utility vessels, and conversions of two supply vessels to standby safety vessels.  Of the amount of unfunded capital commitments, $18.8 million is payable during the remainder of 2018, $21.1 million is payable during 2019 and $8.9 million is payable during 2020.  The Company has indefinitely deferred an additional $20.8 million of orders with respect to two fast support vessels for which the Company had previously reported unfunded capital commitments. The delivery dates and payment of certain costs (originally scheduled for payment in 2018, 2019 and 2020) for such vessels are uncertain as the Company, at its option, may defer their construction for an indefinite period of time.

As of March 31, 2018, SEACOR Holdings has guaranteed $56.5 million on behalf of the Company for various obligations including: letter of credit obligations; performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

11.     SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments (in thousands).

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the three months ended March 31, 2018
Operating Revenues:
Time charter	$5,982	$10,794	$11,374	$1,374	$17,618	$47,142
Bareboat charter	—	—	—	1,143	—	1,143
Other marine services	1,655	1,287	(130)	110	514	3,436
	7,637	12,081	11,244	2,627	18,132	51,721
Direct Costs and Expenses:
Operating:
Personnel	3,992	4,073	4,022	376	9,213	21,676
Repairs and maintenance	694	1,356	2,428	305	2,290	7,073
Drydocking	525	2	(11)	—	1,741	2,257
Insurance and loss reserves	434	218	236	67	235	1,190
Fuel, lubes and supplies	493	669	1,034	65	1,284	3,545
Other	25	1,036	1,208	60	278	2,607
	6,163	7,354	8,917	873	15,041	38.348
Direct Vessel Profit	$1,474	$4,727	$2,327	$1,754	$3,091	13,373
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,862	$963	$—	$—	$—	2,825
Administrative and general						12,807
Depreciation and amortization	$6,535	$2,807	$6,090	$1,219	$2,861	19,512
						35,144
Losses on Asset Dispositions, Net						(2,643)
Operating Loss						$(24,414)

As of March 31, 2018
Property and Equipment:
Historical cost	$526,986	$168,317	$349,047	$93,223	$182,923	$1,320,496
Accumulated depreciation	(236,120)	(54,349)	(109,601)	(39,551)	(140,840)	(580,461)
	$290,866	$113,968	$239,446	$53,672	$42,083	$740,035

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the three months ended March 31, 2017
Operating Revenues:
Time charter	$2,995	$5,847	$5,823	$—	$16,065	$30,730
Bareboat charter	—	—	—	1,143	—	1,143
Other marine services	826	192	877	75	461	2,431
	3,821	6,039	6,700	1,218	16,526	34,304
Direct Costs and Expenses:
Operating:
Personnel	3,130	2,608	3,123	13	7,917	16,791
Repairs and maintenance	737	544	576	4	1,734	3,595
Drydocking	573	1,057	158	—	1,279	3,067
Insurance and loss reserves	805	182	346	7	219	1,559
Fuel, lubes and supplies	310	559	524	—	949	2,342
Other	72	646	1,465	1	250	2,434
	5,627	5,596	6,192	25	12,348	29,788
Direct Vessel Profit (Loss)	$(1,806)	$443	$508	$1,193	$4,178	4,516
Other Costs and Expenses:
Operating:
Leased-in equipment	$2,211	$970	$346	$—	$64	3,591
Administrative and general						11,826
Depreciation and amortization	$5,600	$1,590	$2,527	$665	$2,121	12,503
						27,920
Gains on Asset Dispositions, Net						4,819
Operating Loss						$(18,585)

As of March 31, 2017
Property and Equipment:
Historical cost	$433,021	$157,835	$274,885	$57,744	$165,691	$1,089,176
Accumulated depreciation	(235,728)	(62,359)	(82,447)	(35,120)	(118,868)	(534,522)
	$197,293	$95,476	$192,438	$22,624	$46,823	$554,654

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of March 31, 2018, the Company’s investments, at equity, and advances to 50% or less owned companies in MexMar and its other 50% or less owned companies were $62.5 million and $47.8 million, respectively. Equity in earnings (losses) of 50% or less owned companies, net of tax for the three months ended March 31 were as follows (in thousands):

	2018	2017
MexMar	$1,432	$1,367
Other	(1,224)	(929)
	$208	$438

12.  SUBSEQUENT EVENT

On April 26, 2018, the Company issued an aggregate of 2,168,586 shares of Common Stock and warrants to purchase 674,164 shares of Common Stock, at an exercise price of $0.01 per share, in a private placement in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act (the “Private Placement”). The Company received $20.00 per share and warrant for a total of $56.9 million in gross proceeds to be used for general corporate purposes.

On May 2, 2018, the Company entered into an amendment and exchange agreement with Carlyle pursuant to which:

Carlyle exchanged $50 million in aggregate principal amount of the Convertible Senior Notes for warrants to purchase approximately 1.9 million shares of Common Stock, at an exercise price of $0.01 per share representing an exchange rate of 37.73 shares per $1,000 in principal amount of the Convertible Senior Notes (equivalent to an exchange price of $26.50 per share) (the “Exchange”) in in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act; and

The Company and Carlyle amended the $125.0 million in principal amount of Convertible Senior Notes that remained outstanding after the Exchange to (i) increase the interest rate from 3.75% per annum to 4.25% per annum and (ii) extend the maturity date of the Convertible Senior Notes by 12 months to December 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of a decline in the price of oil and resulting decrease in capital spending by oil and gas companies, an oversupply of newly built offshore support vessels, additional safety and certification requirements for drilling activities in the U.S. Gulf of Mexico and delayed approval of applications for such activities, the possibility of U.S. government implemented moratoriums directing operators to cease certain drilling activities in the U.S. Gulf of Mexico and any extension of such moratoriums, weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to a decline in the price of oil, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act and related regulations are repealed, liability, legal fees and costs in connection with the provision of emergency response services, such as the response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes to the status of applicable trade treaties including as a result of the U.K.'s impending exit from the European Union, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Jones Act and related regulations on the amount of foreign ownership of the Company’s Common Stock, operational risks, effects of adverse weather conditions and seasonality, adequacy of insurance coverage, the ability of the Company to maintain effective internal controls over financial reporting, in accordance with Section 404 of the Sarbanes-Oxley Act, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission ("SEC"). It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties and investors and analysts should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.

Overview

The Company provides global marine and support transportation services to offshore oil and gas exploration, development and production facilities worldwide. The Company currently operates a diverse fleet of 186 support and specialty vessels, of which 141 are owned or leased-in, 31 are joint ventured, and 14 are managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies.

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

Offshore oil and gas market conditions deteriorated beginning in 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. As of March 31, 2018, oil prices had increased from the February 2016 lows to a price of approximately $65 per barrel.  While the Company has experienced what it believes is a beginning of a recovery, it continued to experience difficult market conditions through the first quarter of 2018 as oil producing companies continued to be focused on cost reductions and reductions in capital spending budgets.

Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the reactivation of existing offshore support vessels as well as the delivery of newly built offshore support vessels to the industry-wide fleet, which is creating situations of oversupply, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels, and (ii) the increasing size of the global offshore support vessel fleet as vessels are reactivated and newly built vessels are placed into service could, in isolation or together, have a material adverse effect on the Company’s results of operations, financial position and cash flows.

As shipyards, finance parties and industry operators have been forced to restructure or liquidate assets, the Company has reviewed discreet opportunities to acquire or takeover the management of certain assets. In this industry context, the Company may from time to time deploy capital in connection with transactions that it determines enhance market coverage and/or represent a substantial discount to replacement value.

Recent Events. On April 26, 2018, the Company issued an aggregate of 2,168,586 shares of Common Stock and warrants to purchase 674,164 shares of Common Stock at an exercise price of $0.01 per share to qualified institutional buyers and other accredited investors in the Private Placement in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.  The Company received $20.00 per share and warrant for a total of $56.9 million in gross proceeds.

On May 2, 2018, the Company entered into an amendment and exchange agreement with Carlyle pursuant to which:

The Company and Carlyle exchanged $50 million in aggregate principal amount of the Convertible Senior Notes for warrants to purchase a total of approximately 1.9 million shares of Common Stock in the Exchange in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act; and

The Company and Carlyle amended the $125 million in principal amount of Convertible Senior Notes that remained outstanding after the Exchange to (i) increase the interest rate from 3.75% per annum to 4.25% per annum and (ii) extend the maturity date of the Convertible Senior Notes by 12 months to December 2023.

The Spin-off. SEACOR Marine was previously a subsidiary of SEACOR Holdings. On June 1, 2017, SEACOR Holdings completed a spin-off of SEACOR Marine by way of a pro rata dividend of SEACOR Marine’s Common Stock, all of which was then held by SEACOR Holdings, to SEACOR Holdings shareholders of record as of May 22, 2017. SEACOR Marine entered into certain agreements with SEACOR Holdings to govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement. Immediately following the Spin-off, SEACOR Marine began to operate as an independent, publicly traded company.

Consolidated Results of Operations

For the three months ended March 31, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	2018		2017
Time Charter Statistics:
Average Rates Per Day Worked (excluding wind farm)	$9,071		$8,272
Average Rates Per Day	$7,001		$5,726
Fleet Utilization (excluding wind farm)		50%		38%
Fleet Utilization		53%		46%
Fleet Available Days (excluding wind farm)	9,271		8,437
Fleet Available Days	12,601		11,768
Operating Revenues:
Time charter	$47,142	91%	$30,730	90%
Bareboat charter	1,143	2%	1,143	3%
Other marine services	3,436	7%	2,431	7%
	51,721	100%	34,304	100%
Costs and Expenses:
Operating:
Personnel	21,676	42%	16,791	49%
Repairs and maintenance	7,073	14%	3,595	10%
Drydocking	2,257	4%	3,067	9%
Insurance and loss reserves	1,190	2%	1,559	5%
Fuel, lubes and supplies	3,545	7%	2,342	7%
Other	2,607	5%	2,434	7%
Leased-in equipment	2,825	5%	3,591	10%
	41,173	79%	33,379	97%
Administrative and general	12,807	25%	11,826	35%
Depreciation and amortization	19,512	38%	12,503	36%
	73,492	142%	57,708	168%
(Losses) Gains on Asset Dispositions and Impairments, Net	(2,643)	(5)%	4,819	14%
Operating Loss	(24,414)	(47)%	(18,585)	(54)%
Other Income (Expense), Net	(17,306)	(33)%	7,126	21%
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(41,720)	(81)%	(11,459)	(33)%
Income Tax Benefit	(9,824)	(19)%	(3,422)	(10)%
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(31,896)	(62)%	(8,037)	(23)%
Equity in Earnings (Losses) of 50% or Less Owned Companies	208	—%	438	1%
Net Loss	(31,688)	(62)%	(7,599)	(22)%
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(2,855)	(6)%	(204)	—%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(28,833)	(56)%	$(7,395)	(22)%

Direct Vessel Profit.  Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, "DVP") is the Company's measure of segment profitability when applied to reportable segments and a non-GAAP measure when applied to individual vessels, fleet categories or the combined fleet.  DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its individual vessels, fleet categories, regions and combined fleet, without regard to financing decisions (depreciation for owned vessel vs. leased-in expense for leased-in vessels).  DVP is also useful when comparing the Company's fleet's performance against those of its competitors who may have differing fleet financing structures.

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the three months ended March 31, 2018
Time Charter Statistics:
Average Rates Per Day	$8,775	$9,455	$8,072	$15,272	$5,164	$7,001
Fleet Utilization	17%	91%	66%	41%	69%	53%
Fleet Available Days	4,050	1,260	2,132	219	4,940	12,601

Operating Revenues:
Time charter	$5,982	$10,794	$11,374	$1,374	$17,618	$47,142
Bareboat charter	—	—	—	1,143	—	1,143
Other	1,655	1,287	(130)	110	514	3,436
	7,637	12,081	11,244	2,627	18,132	51,721
Direct Costs and Expenses:
Operating:
Personnel	3,992	4,073	4,022	376	9,213	21,676
Repairs and maintenance	694	1,356	2,428	305	2,290	7,073
Drydocking	525	2	(11)	—	1,741	2,257
Insurance and loss reserves	434	218	236	67	235	1,190
Fuel, lubes and supplies	493	669	1,034	65	1,284	3,545
Other	25	1,036	1,208	60	278	2,607
	6,163	7,354	8,917	873	15,041	38,348
Direct Vessel Profit	$1,474	$4,727	$2,327	$1,754	$3,091	13,373
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,862	$963	$—	$—	$—	2,825
Administrative and general						12,807
Depreciation and amortization	$6,535	$2,807	$6,090	$1,219	$2,861	19,512
						35,144
Losses on Asset Dispositions and Impairments, Net						(2,643)
Operating Loss						$(24,414)

As of March 31, 2018
Property and Equipment:
Historical cost	$526,986	$168,317	$349,047	$93,223	$182,923	$1,320,496
Accumulated depreciation	(236,120)	(54,349)	(109,601)	(39,551)	(140,840)	(580,461)
	$290,866	$113,968	$239,446	$53,672	$42,083	$740,035

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the three months ended March 31, 2017
Time Charter Statistics:
Average Rates Per Day	$10,133	$9,388	$7,017	$—	$4,440	$5,726
Fleet Utilization	7%	61%	49%	—%	73%	46%
Fleet Available Days	3,998	1,019	1,710	90	4,950	11,767

Operating Revenues:
Time charter	$2,995	$5,847	$5,823	$—	$16,065	$30,730
Bareboat charter	—	—	—	1,143	—	1,143
Other	826	192	877	75	461	2,431
	3,821	6,039	6,700	1,218	16,526	34,304
Direct Costs and Expenses:
Operating:
Personnel	3,130	2,608	3,123	13	7,917	16,791
Repairs and maintenance	737	544	576	4	1,734	3,595
Drydocking	573	1,057	158	—	1,279	3,067
Insurance and loss reserves	805	182	346	7	219	1,559
Fuel, lubes and supplies	310	559	524	—	949	2,342
Other	72	646	1,465	1	250	2,434
	5,627	5,596	6,192	25	12,348	29,788
Direct Vessel Profit (Loss)	$(1,806)	$443	$508	$1,193	$4,178	4,516
Other Costs and Expenses:
Operating:
Leased-in equipment	$2,211	$970	$346	$—	$64	3,591
Administrative and general						11,826
Depreciation and amortization	$5,600	$1,590	$2,527	$665	$2,121	12,503
						27,920
Gains on Asset Dispositions and Impairments, Net						4,819
Operating Loss						$(18,585)

As of March 31, 2017
Property and Equipment:	$433,021	$157,835	$274,885	$57,744	$165,691	$1,089,176
Historical cost	(235,728)	(62,359)	(82,447)	(35,120)	(118,868)	(534,522)
Accumulated depreciation	$197,293	$95,476	$192,438	$22,624	$46,823	$554,654

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Wind farm utility	Other activity	Total
For the three months ended March 31, 2018
Time Charter Statistics:
Average Rates Per Day	$10,322	$7,746	$6,454	$9,058	$—	$16,068	$2,305	$—	$7,001
Fleet Utilization	21%	53%	73%	78%	—%	30%	62%	—%	53%
Fleet Available Days	1,260	3,780	633	1,849	90	1,659	3,330		12,601
Operating Revenues:
Time charter	$2,787	$15,427	$3,002	$13,051	$—	$8,126	$4,749	$—	$47,142
Bareboat charter	—	—	1,143	—	—	—	—	—	1,143
Other	1,438	(656)	(18)	40	—	756	429	1,447	3,436
	4,225	14,771	4,127	13,091	—	8,882	5,178	1,447	51,721
Direct Costs and Expenses:
Operating:
Personnel	1,397	4,756	1,956	6,938	164	3,461	2,222	782	21,676
Repairs and maintenance	394	2,544	445	1,554	37	1,134	825	140	7,073
Drydocking	480	(9)	—	1,741	(6)	51	—	—	2,257
Insurance and loss reserves	91	324	102	138	10	651	103	(229)	1,190
Fuel, lubes and supplies	153	795	694	991	83	668	144	17	3,545
Other	452	1,460	719	161	104	417	96	(802)	2,607
	2,967	9,870	3,916	11,523	392	6,382	3,390	(92)	38,348
Direct Vessel Profit (Loss) (1)	$1,258	$4,901	$211	$1,568	$(392)	$2,500	$1,788	$1,539	13,373
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,858	$342	$—	$—	$—	$638	$—	$(13)	2,825
Administrative and general									12,807
Depreciation and amortization	$1,490	$6,585	$2,743	$694	$282	$5,025	$2,428	$265	19,512
									35,144
Losses on Asset Dispositions and Impairments, Net									(2,643)
Operating Loss									$(24,414)

As of March 31, 2018
Property and Equipment:
Historical cost	$201,354	$421,174	$105,360	$123,471	$30,528	$337,142	$69,950	$31,517	$1,320,496
Accumulated depreciation	(180,906)	(92,519)	(54,236)	(102,444)	(19,586)	(59,567)	(44,235)	(26,968)	(580,461)
	$20,448	$328,655	$51,124	$21,027	$10,942	$277,575	$25,715	$4,549	$740,035

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

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Wind farm utility	Other activity	Total
For the three months ended March 31, 2017
Time Charter Statistics:
Average Rates Per Day	$13,341	$7,417	$11,707	$8,131	$—	$9,782	$2,005	$—	$5,726
Fleet Utilization	15%	44%	20%	80%	—%	10%	65%	—%	46%
Fleet Available Days	1,260	3,212	630	1,800	270	1,265	3,330	—	11,767
Operating Revenues:
Time charter	$2,570	$10,542	$1,457	$11,695	$—	$95	$4,371	$—	$30,730
Bareboat charter	—	—	1,143	—	—	—	—	—	1,143
Other	(163)	853	(66)	33	—	41	362	1,371	2,431
	2,407	11,395	2,534	11,728	—	136	4,733	1,371	34,304
Direct Costs and Expenses:
Operating:
Personnel	2,494	4,010	1,055	6,334	265	1,006	1,642	(15)	16,791
Repairs and maintenance	497	709	200	1,208	40	405	536	—	3,595
Drydocking	348	1,010	—	1,280	—	429	—	—	3,067
Insurance and loss reserves	357	462	74	136	61	375	89	5	1,559
Fuel, lubes and supplies	416	612	171	825	70	122	126	—	2,342
Other	(284)	1,324	954	197	149	14	88	(8)	2,434
	3,828	8,127	2,454	9,980	585	2,351	2,481	(18)	29,788
Direct Vessel Profit (Loss) (1)	$(1,421)	$3,268	$80	$1,748	$(585)	$(2,215)	$2,252	$1,389	4,516
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,873	$690	$332	$—	$—	$632	$64	$—	3,591
Administrative and general									11,826
Depreciation and amortization	$2,419	$3,418	$1,295	$559	$581	$1,923	$1,829	$479	12,503
									27,920
Losses on Asset Dispositions and Impairments, Net									4,819
Operating Loss									$(18,585)

As of March 31, 2017
Property and Equipment:
Historical cost	$224,526	$310,152	$99,877	$112,005	$38,500	$195,108	$61,582	$47,426	$1,089,176
Accumulated depreciation	(180,928)	(76,938)	(60,476)	(90,779)	(17,862)	(44,895)	(31,249)	(31,395)	(534,522)
	$43,598	$233,214	$39,401	$21,226	$20,638	$150,213	$30,333	$16,031	$554,654

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

Fleet Counts. The Company's fleet count as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
2018
Anchor handling towing supply	7	1	4	7	19
Fast support	41	5	1	3	50
Supply	8	19	—	2	29
Standby safety	21	1	—	—	22
Specialty	1	1	—	2	4
Liftboats	19	—	2	—	21
Wind farm utility	37	4	—	—	41
	134	31	7	14	186
2017
Anchor handling towing supply	11	1	4	9	25
Fast support	36	11	1	3	51
Supply	8	17	1	2	28
Standby safety	20	1	—	—	21
Specialty	3	1	—	2	6
Liftboats	13	—	2	—	15
Wind farm utility	37	3	—	—	40
	128	34	8	16	186

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three months ended March 31, the Company’s direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the three months ended March 31,
	2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$—		$35,717
Fast support	7,187		8,650
Supply	—		—
Liftboats	10,552		9,782
Overall	8,775		10,133
Utilization:
Anchor handling towing supply		—%		2%
Fast support		23%		16%
Supply		—%		—%
Liftboats		23%		1%
Overall		17%		7%
Available Days:
Anchor handling towing supply	900		900
Fast support	1,581		1,653
Supply	90		90
Specialty	90		90
Liftboats	1,389		1,265
Overall	4,050		3,998
Operating revenues:
Time charter	$5,982	78%	$2,995	78%
Other marine services	1,655	22%	826	22%
	7,637	100%	3,821	100%
Direct operating expenses:
Personnel	3,992	52%	3,130	82%
Repairs and maintenance	694	9%	737	19%
Drydocking	525	7%	573	15%
Insurance and loss reserves	434	6%	805	21%
Fuel, lubes and supplies	493	6%	310	8%
Other	25	—%	72	2%
	6,163	81%	5,627	147%
Direct Vessel Profit (Loss)	$1,474	19%	$(1,806)	(47)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $3.0 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the addition of six liftboats associated with the FGH joint venture. Time charter revenues were $3.3 million higher for the liftboat fleet, $0.3 million higher for the fast support vessels and $0.6 million lower for the anchor handling towing supply vessels. As of March 31, 2018, the Company had 33 of 43 owned and leased-in vessels (six anchor handling towing supply vessels, 13 fast support vessels, 12 liftboats, one supply vessel and one specialty vessel) cold-stacked compared with 35 of 44 vessels as of March 31, 2017. As of March 31, 2018, the Company had retired and removed from service five vessels (four anchor handling towing supply vessels and one supply vessel) in this region.

Direct Operating Expenses. Direct operating expenses were $0.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating expenses were $1.6 million higher due to net fleet acquisitions, primarily associated with the FGH joint venture, $0.9 million lower due to the effect of cold-stacking vessels, and $0.2 million lower for the active fleet and other marine services.

Africa, primarily West Africa. For the quarters ended March 31, the Company’s direct vessel profit in Africa was as follows (in thousands, except statistics):

	For the three months ended March 31,
	2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$11,669		$14,314
Fast support	9,913		7,499
Supply	7,382		14,000
Specialty	—		—
Overall	9,455		9,388
Utilization:
Anchor handling towing supply		100%		32%
Fast support		88%		78%
Supply		92%		100%
Specialty		—%		—%
Overall		91%		61%
Available Days:
Anchor handling towing supply	180		270
Fast support	720		569
Supply	360		90
Specialty	—		90
Overall	1,260		1,019
Operating revenues:
Time charter	$10,794	89%	$5,847	97%
Other marine services	1,287	11%	192	3%
	12,081	100%	6,039	100%
Direct operating expenses:
Personnel	4,073	34%	2,608	43%
Repairs and maintenance	1,356	11%	544	9%
Drydocking	2	—%	1,057	18%
Insurance and loss reserves	218	2%	182	3%
Fuel, lubes and supplies	669	5%	559	9%
Other	1,036	9%	646	11%
	7,354	61%	5,596	93%
Direct Vessel Profit	$4,727	39%	$443	7%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $4.9 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to net fleet additions. Time charter revenues were $6.1 million higher due to net fleet additions, $1.0 million higher due to improved utilization of which $0.8 million was due to the reactivation of vessels from cold-stacked, $2.1 million lower due to the repositioning of vessels between geographic regions and $0.1 million lower due to a reduction in average day rates. Other marine services were $1.1 million higher primarily due to the recognition of previously deferred revenue, following receipt of cash, due to collection concerns with regard to one customer. As of March 31, 2018, the Company had no owned or leased-in vessels cold-stacked in this region compared with one of 13 vessels as of March 31, 2017. As of March 31, 2018, the Company had one specialty vessel retired and removed from service in this region.

Direct Operating Expenses. Direct operating expenses were $1.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating costs were $3.5 million higher due to net fleet additions, $1.2 million lower for the active fleet and other changes in fleet mix and $0.5 million lower due to the repositioning of vessels between geographic regions. Personnel costs were $1.5 million higher primarily due to net fleet additions, and drydocking expenses were $1.1 million lower due to reduced drydocking activity.

Middle East and Asia. For the quarters ended March 31, the Company’s direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the three months ended March 31,
	2018			2017
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$7,629			$8,477
Fast support	6,584			6,893
Supply	4,147			5,725
Specialty	—			—
Liftboats	35,700			—
Wind farm utility	2,025			—
Overall	8,072			7,017
Utilization:
Anchor handling towing supply		50%			100%
Fast support		74%			78%
Supply		73%			8%
Specialty		—%			—%
Liftboats		52%			—%
Wind farm utility		38%			—%
Overall		66%			49%
Available Days:
Anchor handling towing supply	180			90
Fast support	1,350			900
Supply	183			450
Specialty	—			90
Liftboats	180			—
Wind farm utility	239			180
Overall	2,132			1,710
Operating revenues:
Time charter	$11,374	101%		$5,823	87%
Other marine services	(130)	(1%	)	877	13%
	11,244	100%		6,700	100%
Direct operating expenses:
Personnel	4,022	36%		3,123	46%
Repairs and maintenance	2,428	21%		576	9%
Drydocking	(11)	—%		158	2%
Insurance and loss reserves	236	2%		346	5%
Fuel, lubes and supplies	1,034	9%		524	8%
Other	1,208	11%		1,465	22%
	8,917	79%		6,192	92%
Direct Vessel Profit	$2,327	21%		$508	8%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $5.6 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to net fleet additions. Time charter revenues were $4.9 million higher due to net fleet additions, $0.8 million higher due to improved utilization of which $0.7 million was due to reactivation of vessels from cold-stack, $0.2 million higher due to the repositioning of vessels between geographic regions, and $0.3 million lower due to a reduction in average day rates. Other marine services were $1.0 million lower due to the completion of a bareboat charter. As of March 31, 2018, the Company had one of 23 owned and leased-in vessels cold-stacked in this region (one anchor handling towing supply vessel) compared with two of 21 vessels as of March 31, 2017. As of March 31, 2018, the Company had one specialty vessel and two towing-supply vessels retired and removed from service in this region.

Direct Operating Expenses. Direct operating expenses were $2.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating expenses were $3.0 million higher due to net fleet additions, $0.4 million higher due to the repositioning of vessels between geographic regions, $0.4 million lower due to the effect of cold-stacking vessels and $0.3 million lower for vessels in active service and other changes in fleet mix. Repair and maintenance expenses were $1.8 million higher primarily due to the effect of net fleet additions.

Brazil, Mexico, Central and South America. For the quarters ended March 31, the Company’s direct vessel profit in Brazil, Mexico, Central and South America was as follows (in thousands, except statistics):

	For the three months ended March 31,
	2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$—		$—
Fast support	—		—
Supply	—		—
Liftboats	15,272		—
Overall	15,272		—
Utilization:
Anchor handling towing supply		—%		—%
Fast support		—%		—%
Supply		—%		—%
Liftboats		100%		—%
Overall		41%		—%
Available Days:
Anchor handling towing supply	—		—
Fast support	129		90
Supply	—		—
Liftboats	90		—
Overall	219		90
Operating revenues:
Time charter	$1,374	52%	$—	—%
Bareboat charter	1,143	44%	1,143	94%
Other marine services	110	4%	75	6%
	2,627	100%	1,218	100%
Direct operating expenses:
Personnel	376	14%	13	1%
Repairs and maintenance	305	12%	4	—%
Drydocking	—	—%	—	—%
Insurance and loss reserves	67	3%	7	1%
Fuel, lubes and supplies	65	2%	—	—%
Other	60	2%	1	—%
	873	33%	25	2%
Direct Vessel Profit	$1,754	67%	$1,193	98%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $1.4 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the repositioning of one vessel between geographic regions. As of March 31, 2018, the Company had one of five owned and leased-in vessels cold-stacked in this region (one fast support vessel) compared with one of three vessels as of March 31, 2017.

Direct Operating Expenses. Direct operating expenses were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter, of which $0.3 million was due to fleet additions and $0.5 million was due to the repositioning of one vessel between geographic regions.

Europe, primarily North Sea. For the quarters ended March 31, the Company’s direct vessel profit in Europe was as follows (in thousands, except statistics):

	For the three months ended March 31,
	2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Standby safety	$9,058		$8,131
Wind farm utility	2,317		2,005
Overall	5,164		4,440
Utilization:
Standby safety		78%		80%
Wind farm utility		64%		69%
Overall		69%		73%
Available Days:
Standby safety	1,849		1,800
Wind farm utility	3,091		3,150
Overall	4,940		4,950
Operating revenues:
Time charter	$17,618	97%	$16,065	97%
Other marine services	514	3%	461	3%
	18,132	100%	16,526	100%
Direct operating expenses:
Personnel	9,213	51%	7,917	48%
Repairs and maintenance	2,290	13%	1,734	10%
Drydocking	1,741	10%	1,279	8%
Insurance and loss reserves	235	1%	219	1%
Fuel, lubes and supplies	1,284	7%	949	6%
Other	278	1%	250	2%
	15,041	83%	12,348	75%
Direct Vessel Profit	$3,091	17%	$4,178	25%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. For standby safety vessels, time charter revenues were $1.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.3 million higher due to improved utilization, $0.2 million lower due to reduced average day rates, $1.4 million higher due to favorable changes in currency exchange rates and $0.2 million lower due to fleet dispositions.

For wind farm utility vessels, time charter revenues were $0.2 million higher. Time charter revenues were $0.5 million higher due to favorable changes in currency exchange rates, $0.2 million lower due to repositioning of vessels between geographic regions and $0.1 million lower due to reduced utilization

Direct Operating Expenses. Direct operating expenses were $2.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis vessel operating expenses were $0.5 million higher due to repositioning of vessels between geographic regions, $2.6 million higher for vessels in active service, primarily due to unfavorable changes in currency exchange rates, and $0.4 million lower due to fleet dispositions.  Personnel costs were $1.3 million higher primarily due to unfavorable changes in currency exchange rates.

Leased-in Equipment. Leased-in equipment expenses were $0.8 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the impairment and removal from service of a bareboat vessel in July 2017.

Administrative and general. Administrative and general expenses were $1.0 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to higher legal and professional fees, and Current Year Quarter expense in connection with support services provided by SEACOR Holdings. These increases were partially offset by lower allowances for doubtful accounts.

Depreciation and amortization. Depreciation and amortization expense was $7.0 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to fleet additions.

Losses on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company recorded impairment charges of $2.9 million primarily related to the Company’s anchor handling towing supply vessels. In addition, the Company sold one fast support vessel and other equipment for net proceeds of $0.4 million and gains of $0.2 million, all of which was recognized currently.

Other Income (Expense), Net

For the quarters ended March 31, the Company’s other income (expense) was as follows (in thousands):

	2018	2017
Other Income (Expense):
Interest income	$216	$850
Interest expense	(6,133)	(3,182)
SEACOR Holdings management fees	—	(1,925)
SEACOR Holdings guarantee fees	(12)	(76)
Marketable security gains (losses), net	—	11,738
Derivative gains (losses), net	(11,516)	(89)
Foreign currency (gains)losses, net	139	(189)
Other, net	—	(1)
	$(17,306)	$7,126

Interest income. Interest income in the Current Year Quarter was lower compared with the Prior Year Quarter primarily due to lower interest from marketable security positions.

Interest expense. Interest expense in the Current Year Quarter compared with the Prior Year Quarter was higher primarily due to additional interest incurred on the debt facilities of Falcon Global International, Sea-Cat Crewzer, Sea-Cat Crewzer II, Sea-Cat Crewzer III and FGUSA.

SEACOR Holdings management fees. Following the Spin-off, SEACOR Holdings no longer charges management fees to the Company. However, Transition Service Agreement fees for various support services for a period of up to two years following the Spin-off are included in administrative and general expenses.

Marketable security gains, net. Marketable security gains of $11.7 million in the Prior Year Quarter were primarily due to a long security position exited by the Company during the Prior Year Quarter.

Derivative gains (losses), net. Net derivative losses during the Current Year Quarter were primarily due to increases in the fair value of the Company’s conversion option liability on its Convertible Senior Notes. The increase in the conversion option liability were primarily the result of increases in the Company’s share price and estimated credit spread.

Foreign currency (gains) losses, net. Foreign currency losses for the Current Year Quarter were primarily due to the strengthening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.

Income Tax Benefit

During the Current Year Quarter, the Company's effective income tax rate of 23.5% was primarily due to taxes not provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, and a reversal of an unrecognized benefit. During the Prior Year Quarter, the Company's effective income tax rate of 29.9% was primarily due to losses of foreign subsidiaries not benefited.

Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax

For the three months ended March 31, the Company’s equity in earnings (losses) of 50% or less owned companies, net of tax, was as follows (in thousands):

	2018	2017
MexMar	$1,432	$1,367
OSV Partners	(687)	(192)
Sea-Cat Crewzer	—	(14)
Sea-Cat Crewzer II	—	124
SEACOR Grant DIS	(1,056)	7
Falcon Global International	—	(1,559)
Dynamic Offshore Drilling	208	524
SEACOSCO	(168)	—
Other	479	181
	$208	$438

OSV Partners. During the Current Year Quarter equity losses from OSV Partners GP LLC and OSV Partners LP LLC (collectively “OSV Partners”) were $0.5 million higher primarily due to the vessels owned by these entities being out-of-service.

SEACOR Grant DIS. During the Current Year Quarter equity losses of $1.1 million were due to an impairment charge of $1.1 million, net of tax, for an other than temporary decline in the fair value for the Company's investment in SEACOR Grant DIS.

Falcon Global International. During the Prior Year Quarter, the Company’s partner declined to participate in a capital call from FGI and, as a consequence, the Company obtained 100% voting control of FGI in accordance with the terms of the operating agreement and began consolidating FGI’s net assets effective March 31, 2017.  In February 2018, the Company and MOI (an affiliate of our partner in FGI) contributed certain assets, including 100% of the equity interests in each member of FGI, to FGH, a consolidated subsidiary of the Company, in accordance with the terms of a Joint Venture Contribution and Formation Agreement (see Note 9).

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, marketable securities, construction reserve funds and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of SEACOR Marine Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of March 31, 2018, the Company had unfunded capital commitments of $48.8 million that included two fast support vessels, three supply vessels and four wind farm utility vessel. The Company’s capital commitments by year of expected payment are as follows (in thousands):

Remainder of 2018	$18,852
2019	21,069
2020	8,951
$48,872

The Company has indefinitely deferred an additional $20.8 million of orders with respect to two fast support vessels for which the Company had previously reported unfunded capital commitments.

As of March 31, 2018, the Company had outstanding debt of $428.1 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of March 31, 2018, on an actual basis and on a proforma basis, including a fully drawn FGUSA Credit Facility and a conversion of Convertible Senior Notes are as follows (in thousands):

	Actual	Proforma
Remainder of 2018	$16,525	$16,525
2019	54,533	54,533
2020	18,421	18,421
2021	46,352	46,352
2022	218,293	43,293
Years subsequent to 2022	115,390	245,390
	$469,514	$424,514

As of March 31, 2018, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $110.4 million. These amounts do not reflect the $56,855,000 in gross proceeds received by the Company in April 2018 from the Private Placement.  As of March 31, 2018, construction reserve funds of $45.4 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $7.5 million available under subsidiary credit facilities for future capital commitments.

Summary of Cash Flows

For the three months ending March 31, the following is a summary of the Company's cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flows provided by or (used in):
Operating Activities	$(11,509)	$65,296
Investing Activities	(28,126)	(539)
Financing Activities	(8,543)	2,223
Effects of Exchange Rate Changes on Cash and Cash Equivalents	682	269
Increase (Decrease) in Cash and Cash Equivalents	$(47,496)	$67,249

Operating Activities

Cash flows provided by (used in) operating activities decreased by $76.8 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Three Months and Prior Three Months were as follows:

	Three Months Ended March 31,
	2018	2017
DVP:
United States, primarily Gulf of Mexico	$1,474	$(1,806)
Africa, primarily West Africa	4,727	443
Middle East and Asia	2,327	508
Brazil, Mexico, Central and South America	1,754	1,193
Europe, primarily North Sea	3,091	4,178
Operating, leased-in equipment (excluding amortization of deferred gains)	(4,834)	(5,641)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(12,357)	(10,267)
SEACOR Holdings management and guarantee fees	(12)	(2,001)
Other, net (excluding non-cash losses)	—	(1)
	(3,830)	(13,394)
Changes in operating assets and liabilities before interest and income taxes	(4,938)	3,415
Proceeds from sale of marketable securities	—	51,877
Cash settlements on derivative transactions, net	(129)	(22)
Interest paid, excluding capitalized interest (1)	(2,828)	—
Interest received	216	2,372
Income taxes refunded, net	—	21,048
Total cash flows provided by (used in) operating activities	$(11,509)	$65,296

_____________________

(1)	During the Current Year Quarter and the Prior Year Quarter, capitalized interest paid and included in purchases of property and equipment was $0.5 million and $0.6 million, respectively.

For a detailed discussion of the Company's financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company's working capital requirements.

Investing Activities

During the Current Year Quarter, net cash used in investing activities was $28.1 million, primarily for the following:

•	capital expenditures were $8.6 million;

•	the Company sold one fast support vessel and other equipment for net proceeds of $0.3 million ($0.4 million in cash and $0.1 million of previously received deposits); and

•	the Company made investments in, and advances to, its 50% or less owned companies of $20.0 million for the new SEACOSCO joint venture.

During the Prior Year Quarter, net cash used in investing activities was $0.9 million, primarily for the following:

•	capital expenditures and payments on fair value hedges were $10.5 million. Three fast support vessels were delivered during the period;

•

the Company sold two liftboats, two offshore support vessels previously retired and removed from service (one anchor handling towing supply vessel and one specialty vessel) and other property and equipment for net proceeds of $8.8 million ($8.3 million in cash and $0.5 million of previously received deposits);

•	the Company made advances of $2.4 million to its 50% or less owned company Falcon Global International;

•	construction reserve funds account transactions included deposits of $6.3 million and withdrawals of $1.0 million;

•	the Company received capital distributions of $7.4 million from its 50% or less owned company MexMar; and

•	effective March 31, 2017, the Company consolidated Falcon Global International and assumed cash of $1.9 million.

Financing Activities

During the Current Year Quarter, net cash used in financing activities was $8.5 million. The Company:

•	borrowed $10.0 million under the FGUSA Revolving Loan Facility;

• paid $15.0 million in debtor-in-possession obligations assumed from MOI;

•	converted €6.0 million of denominated debt into pound sterling debt, paying $7.5 million in euro debt and borrowing $8.5 million in pound sterling debt, resulting in a net increase in USD borrowings of $1.0 million;

•	made scheduled payments on long-term debt and capital lease obligations of $6.3 million; and

•	issued $1.8 million in stock in a private placement.

During the Prior Year Quarter, net cash provided by financing activities was $2.2 million. The Company:

•	borrowed $3.4 million under the Sea-Cat Crewzer III Term Loan Facility; and

•	made other scheduled payments on long-term debt and capital lease obligations of $1.2 million.

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

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  There has been no material change in the Company’s off-balance sheet arrangements during the three months ended March 31, 2018.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 5. Long-Term Debt” in the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in “Note 7. Long-Term Debt” in the Company's audited consolidated financial statements included in its Annual Report on Form 10-K.

Contractual Obligations and Commercial Commitments

For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  There has been no material change in the Company’s off-balance sheet arrangements during the three months ended March 31, 2018.

 Contingencies

As of March 31, 2018, SEACOR Holdings has guaranteed $56.5 million on behalf of the Company for various obligations including: letter of credit obligations, performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in the Company’s exposure to market risk during the Current Year Quarter.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2018. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, see Note 10. "Commitments and Contingencies" included in Part I. Item 1. "Financial Statements" elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.      RISK FACTORS

For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the Company’s risk factors during the Current Year Quarter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2018, the Company issued 103,213 shares of Common Stock to an accredited investor for a total of $1.8 million in gross proceeds.  The shares of Common Stock were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1

First Amendment to Joint Venture Contribution and Formation Agreement, dated January 8, 2018, by and between SEACOR LB Holdings LLC and Montco Offshore, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of SEACOR Marine Holdings Inc. filed with the Securities and Exchange Commission on January 9, 2018).

10.1

Amended and Restated Limited Liability Company Agreement of Falcon Global Holdings LLC, dated February 8, 2018, by and among Falcon Global Holdings LLC, SEACOR LB Holdings LLC and Montco Offshore, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SEACOR Marine Holdings Inc. filed with the Securities and Exchange Commission on February 9, 2018).

10.2

Credit Agreement, dated as of February 8, 2018, by and among Falcon Global USA LLC, as borrower, certain subsidiaries of the borrower as loan guarantors, JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and security trustee, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SEACOR Marine Holdings Inc. filed with the Securities and Exchange Commission on February 9, 2018).

10.3

Obligation Guaranty Agreement, dated as of February 8, 2018, by SEACOR Marine Holdings Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of SEACOR Marine Holdings Inc. filed with the Securities and Exchange Commission on February 9, 2018).

10.4

Pledge and Security Agreement, dated as of February 8, 2018, by and among Falcon Global USA LLC, as borrower, any Grantor (as defined therein), and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and security trustee (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of SEACOR Marine Holdings Inc. filed with the Securities and Exchange Commission on February 9, 2018).

10.5	Subscription Agreement, dated as of April 20, 2018, by and among SEACOR Marine Holdings Inc. and the purchasers named therein.
10.6	Registration Rights Agreement, dated as of April 26, 2018, by and among SEACOR Marine Holdings Inc. and the purchasers named therein.
10.7

Amendment and Exchange Agreement, dated as of May 2, 2018, by and among SEACOR Marine Holdings Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SEACOR Marine Holdings Inc. filed with the Securities and Exchange Commission on May 2, 2018).

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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	May 10, 2018	By:	/s/ John Gellert
John Gellert, President and Chief Executive Officer (Principal Executive Officer)

DATE:	May 10, 2018	By:	/s/ Jesus Llorca
Jesus Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)