Form 10-Q
period 2018-06-11
SEACOR Marine Holdings Inc.
filed 2018-08-09
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018              or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of August 9, 2018 was 20,441,590. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$86,239	$110,234
Restricted cash	1,951	2,317
Receivables:
Trade, net of allowance for doubtful accounts of $4,001 and $4,039 in 2018 and 2017, respectively	57,658	45,616
Other	16,039	12,341
Inventories	3,666	3,756
Prepaid expenses and other	4,090	3,026
Total current assets	169,643	177,290
Property and Equipment:
Historical cost	1,287,855	1,179,836
Accumulated depreciation	(564,477)	(560,160)
	723,378	619,676
Construction in progress	82,274	70,157
Net property and equipment	805,652	689,833
Investments, at Equity, and Advances to 50% or Less Owned Companies	115,424	92,169
Construction Reserve Funds	38,152	45,361
Other Assets	3,667	3,851
	$1,132,538	$1,008,504
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$22,858	$22,858
Accounts payable and accrued expenses	23,774	24,024
Due to SEACOR Holdings	746	1,358
Accrued wages and benefits	4,986	5,087
Accrued income taxes	4,352	4,290
Accrued capital, repair and maintenance expenditures	24,462	19,618
Deferred revenues	10,227	10,104
Other current liabilities	12,442	11,879
Total current liabilities	103,847	99,218
Long-Term Debt	348,912	292,041
Conversion Option Liability on Convertible Senior Notes	21,886	6,832
Deferred Income Taxes	49,789	55,506
Deferred Gains and Other Liabilities	27,289	31,741
Total liabilities	551,723	485,338
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 20,441,590 and 17,675,356 shares issued in 2018 and 2017, respectively	204	177
Additional paid-in capital	413,754	303,996
Retained earnings	150,585	216,511
Shares held in treasury	(54)	—
Accumulated other comprehensive loss, net of tax	(13,129)	(12,493)
	551,360	508,191
Noncontrolling interests in subsidiaries	29,455	14,975
Total equity	580,815	523,166
	$1,132,538	$1,008,504

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues	$60,701	$42,323	$112,422	$76,627
Costs and Expenses:
Operating	48,820	44,482	89,993	77,861
Administrative and general	15,532	21,705	28,339	33,531
Depreciation and amortization	18,406	14,633	37,918	27,136
	82,758	80,820	156,250	138,528
Gains (Losses) on Asset Dispositions and Impairments, Net	1,055	(6,318)	(1,588)	(1,499)
Operating Loss	(21,002)	(44,815)	(45,416)	(63,400)
Other Income (Expense):
Interest income	352	275	568	1,125
Interest expense	(6,489)	(4,546)	(12,622)	(7,728)
SEACOR Holdings management fees	—	(1,283)	—	(3,208)
SEACOR Holdings guarantee fees	(7)	(75)	(19)	(151)
Marketable security (losses) gains, net	—	(109)	—	11,629
Derivative losses, net	(2,668)	(213)	(14,184)	(302)
Foreign currency losses, net	(818)	(1,094)	(679)	(1,283)
Other, net	—	—	—	(1)
	(9,630)	(7,045)	(26,936)	81
Loss Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(30,632)	(51,860)	(72,352)	(63,319)
Income Tax Benefit	(4,724)	(13,800)	(14,548)	(17,222)
Loss Before Equity in Earnings of 50% or Less Owned Companies	(25,908)	(38,060)	(57,804)	(46,097)
Equity in (Losses) Earnings of 50% or Less Owned Companies, Net of Tax	(721)	1,571	(513)	2,009
Net Loss	(26,629)	(36,489)	(58,317)	(44,088)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(1,605)	(2,497)	(4,460)	(2,701)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(25,024)	$(33,992)	$(53,857)	$(41,387)

Basic and Diluted Loss Per Common Share and Warrants of SEACOR Marine Holdings Inc.	$(1.25)	$(1.93)	$(3.00)	$(2.34)
Basic and Diluted Weighted Average Common Shares and Warrants Outstanding:	19,978,516	17,631,567	17,967,242	17,651,352

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Loss	$(26,629)	$(36,489)	$(58,317)	$(44,088)
Other Comprehensive Loss:
Foreign currency translation (losses) gains	(2,785)	1,865	(873)	2,784
Derivative (losses) gains on cash flow hedges	(63)	(429)	68	(438)
Reclassification of derivative (losses) gains on cash flow hedges to interest expense	(1)	37	—	49
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	42	147	171	335
	(2,807)	1,620	(634)	2,730
Income tax benefit	(8)	(533)	(35)	(887)
	(2,815)	1,087	(669)	1,843
Comprehensive Loss	(29,444)	(35,402)	(58,986)	(42,245)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	(1,715)	(2,399)	(4,493)	(2,505)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(27,729)	$(33,003)	$(54,493)	$(39,740)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
December 31, 2017	177	303,996	—	216,511	(12,493)	14,975	523,166
Impact of adoption of accounting principle	—	—	—	(12,069)	—	—	(12,069)
December 31, 2017 as adjusted	177	303,996	—	204,442	(12,493)	14,975	511,097
Issuance of Common Stock	23	42,973	—	—	—	—	42,996
Issuance of Warrants	—	62,809	—	—	—	—	62,809
Amortization of employee share awards	—	1,896	—	—	—	—	1,896
Exercise of options	1	812	—	—	—	—	813
Exercise of Warrants	3	—	(3)	—	—	—	—
Restricted stock vesting	—	—	(51)	—	—	—	(51)
Director share awards	—	893	—	—	—	—	893
Acquisition of consolidated joint venture	—	—	—	—	—	(12,037)	(12,037)
Issuance of noncontrolling interests	—	375	—	—	—	31,010	31,385
Net loss	—	—	—	(53,857)	—	(4,460)	(58,317)
Other comprehensive loss	—	—	—	—	(636)	(33)	(669)
June 30, 2018	204	413,754	(54)	150,585	(13,129)	29,455	580,815

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(58,317)	$(44,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,918	27,136
Deferred financing costs amortization	501	1,752
Restricted stock amortization	1,896	89
Restricted stock vesting	(51)	—
Director share awards	893	—
Debt discount amortization	2,719	2,192
Amortization of deferred gains against charter expense	(4,019)	(4,100)
Bad debt expense	10	579
Loss from equipment sales, retirements or impairments	1,588	1,499
Gains from sale of marketable securities, net	—	(11,629)
Proceeds from sale of securities	—	51,877
Derivative losses	14,184	302
Cash settlement on derivative transactions, net	(150)	(188)
Currency loss	679	1,283
Deferred income taxes	(17,395)	(5,560)
Equity earnings (losses), net	513	(2,009)
Dividends received from equity investees	1,324	1,642
Changes in Operating Assets and Liabilities:
Accounts receivables	(15,414)	10,572
Other assets	(466)	3,583
Accounts payable and accrued liabilities	(99)	18,804
Net cash (used in) provided by operating activities	(33,686)	53,736
Cash Flows from Investing Activities:
Purchases of property and equipment	(15,548)	(28,803)
Cash settlements on derivative transactions, net	—	(324)
Proceeds from disposition of property and equipment	3,526	9,549
Net change in construction reserve fund	7,209	10,410
Investments in and advances to 50% or less owned companies	(25,560)	(4,216)
Return of investments and advances from 50% or less owned companies	—	7,350
Proceeds from sale of investment in equity investees	—	89
Payments received on third party notes receivable, net	99	—
Cash assumed on consolidation of 50% or less owned companies	—	1,943
Business acquisitions, net of cash acquired	—	(9,751)
Net cash used in investing activities	(30,274)	(13,753)
Cash Flows from Financing Activities:
Payments on long-term debt	(35,202)	(3,973)
Proceeds from issuance of long-term debt, net of issue costs	18,471	3,223
SMHI Restricted Stock	—	(2,656)
Purchase of subsidiary shares from noncontrolling interests	—	(3,693)
Proceeds from exercise of stock options and Warrants	813	—
Issuance of stock	42,996	—
Issuance of Warrants	12,809	—
Net cash provided by (used in) financing activities	39,887	(7,099)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(288)	1,127
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(24,361)	34,011
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	112,551	118,771
Cash, Restricted Cash and Cash Equivalents, End of Period	$88,190	$152,782

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

SEACOR Marine was previously a subsidiary of SEACOR Holdings Inc. (along with its consolidated subsidiaries, other than SEACOR Marine and its subsidiaries, collectively referred to as “SEACOR Holdings”). On June 1, 2017, SEACOR Holdings completed a spin-off of SEACOR Marine by way of a pro rata dividend of SEACOR Marine’s common stock, par value $0.01 per share (“Common Stock”), all of which was then held by SEACOR Holdings, to SEACOR Holdings’ shareholders of record as of May 22, 2017 (the “Spin-off”). SEACOR Marine entered into certain agreements with SEACOR Holdings to govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement. Immediately following the Spin-off, SEACOR Marine began to operate as an independent, publicly traded company.

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

Lease Revenues. The primary source of the Company’s revenues is earned through time charter and bareboat agreements. Time charter and bareboat agreements are rental agreements that are recognized ratably over the lease term as the services are provided, typically on a per day basis. The charterer will take the vessel on hire for a specific period of time and uses the vessel to move cargo, people or equipment and will pay the Company a rate per day. Under a time charter, the Company provides a vessel to a customer for a set term and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer for a set term and the customer assumes responsibility for all operating expenses and the risk of operation (see Note 15).

Revenues from Customers. The Company contracts with various customers to carry out management services for vessels as agents for and on behalf of ship owners.  These services include crew management, technical management, commercial management, insurance arrangements, sale and purchase of vessel, provisions, and bunkering. As the manager, the Company undertakes to use its best endeavors to provide the agreed management services as agents for and on behalf of the owners in accordance with sound ship management practice and to protect and promote the interest of the owners in all matters relating to the provision of services hereunder. The Company also contracts with various customers to carry out management services regarding engineering for vessel construction and vessel conversions. The vast majority of the ship management agreements span over the length of one to three years and are typically billed on a monthly basis. The Company transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred (see Note 15).

Revenue that does not meet these criteria is deferred until the criteria is met and are considered contract liabilities. Contract liabilities, included in other current liabilities in the accompanying condensed consolidated balance sheets, for the six months ended June 30 were as follows (in thousands):

	2018	2017
Balance at beginning of period	$10,104	$6,953
Revenues deferred during the period	1,673	2,337
Revenues recognized during the period	(1,550)	—
Balance at end of period	$10,227	$9,290

As of June 30, 2018, contract liabilities of $6.8 million related to the time charter of several offshore support vessels paid through the conveyance of an overriding royalty interest (the “Conveyance”) in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors’ claims in bankruptcy court. The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.

As of June 30, 2018, contract liabilities of $3.2 million related to the time charter of an offshore support vessel to a customer for which collection was not reasonably assured. The Company will recognize revenues when collected or when collection is reasonably assured. All costs and expenses related to this charter were recognized as incurred.

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

As of June 30, 2018, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the six months ended June 30, 2018, capitalized interest totaled $1.0 million.

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2018, the Company recognized $3.0 million of impairment charges primarily related to four anchor-handling vessels removed from service and adjusted to scrap value.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2018, the Company recognized impairment charges of $1.2 million related to one of its 50% or less owned companies which the Company believes will be unable to meet all of its liabilities.

Income Taxes. During the six months ended June 30, 2018, the Company's effective income tax rate of 20.1% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and a reversal of an unrecognized tax benefit. During the six months ended June 30, 2017, the Company’s effective income tax rate of 27.2% was primarily due to losses of foreign subsidiaries not benefited.

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

	2018	2017
Balance at beginning of period	$25,006	$33,910
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(4,019)	(4,099)
Other adjustments	(250)	(364)
Balance at end of period	$20,737	$29,447

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Other Comprehensive Income (Loss)
December 31, 2017	$(13,195)	$702	$(12,493)	$(1,357)	$1
Other comprehensive income (loss)	(847)	246	(601)	(26)	(7)	$(634)
Income tax expense	—	(35)	(35)	—	—	(35)
Six months Ended June 30, 2018	$(14,042)	$913	$(13,129)	$(1,383)	$(6)	$(669)

Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares and warrants to purchase common shares at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods.  The Warrants are included in the basic loss per common share because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration.  Diluted loss per common share of the Company is computed based on the weighted average number of common shares and Warrants issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method that assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes.  For the six months ended June 30, 2018 and 2017, diluted earnings per common share of the Company excluded 2,183,708 and 4,070,500 common shares, respectively, issuable pursuant to the Company’s Convertible Senior Notes (see Note 4) as the effect of their inclusion in the computation would be anti-dilutive.  In addition, for the six months ended June 30, 2018, diluted loss per common share of the Company excluded 196,338 shares of restricted stock and 694,691 outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

New Accounting Pronouncements. On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new leasing standard, which improves transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company will adopt the new standard on January 1, 2019 and will use the modified retrospective approach upon adoption. The Company expects the adoption of the new standard will have a material impact on its consolidated financial position, results of operations and cash flows, although it has not yet determined the extent of the impact.

In February 2018, the FASB issued a new accounting standard which allows a reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act passed in December 2017.  The standard is effective for interim and annual periods beginning after December 15, 2018.  The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial position or its results of operations and cash flows.

In June 2018, the FASB issued a new accounting standard which addresses aspects of the accounting for nonemployee share-based payment transactions.  The standard is effective for interim and annual periods beginning after December 15, 2018.  The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial position or its results of operations and cash flows.

2.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2018, capital expenditures were $18.8 million. Equipment deliveries during the six months ended June 30, 2018 included one wind farm utility vessel, six liftboats contributed from Montco Offshore, LLC (“MOI”) to certain designated wholly-owned subsidiaries of Falcon Global Holdings LLC (“FGH”) as described in Note 4 below and two platform supply vessels constructed through the SEACOSCO joint venture as described in Note 3 below.

During the six months ended June 30, 2018, the Company sold one fast support vessel and two supply vessels previously retired and removed from service, one standby safety vessel, one supply vessel and one fast support vessel, and other property and equipment for net proceeds of $2.6 million ($2.5 million in cash and $0.1 million of previously received deposits) and gains of $1.4 million.

3.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

SEACOSCO. On January 17, 2018, the Company announced the formation of SEACOSCO Offshore LLC (“SEACOSCO”), a Marshall Islands entity jointly owned by the Company and affiliates of COSCO SHIPPING GROUP (“COSCO SHIPPING”).  SEACOSCO entered into contracts for the purchase of eight Rolls-Royce designed, new construction platform supply vessels (“PSVs”) from COSCO SHIPPING HEAVY INDUSTRY (GUANGDONG) CO., LTD (the “Shipyard”), an affiliate of COSCO SHIPPING, for approximately $161.1 million, of which 70% will be financed by the Shipyard, and secured by the PSVs on a non-recourse basis to the Company.  SEACOSCO took delivery of two vessels in the quarter ending  March 31, 2018, took title to another five of the PSVs in the quarter ending June 30, 2018, and expects to take title to one vessel in 2019.  Thereafter, the Shipyard, at its cost, will store the PSVs at its facility for periods ranging from six to 18 months.  The Company's total committed investment for construction and working capital requirements is approximately $27.5 million for an unconsolidated 50% interest in SEACOSCO.  During the six months ended June 30, 2018, the Company contributed capital of $25.6 million in cash. The remaining committed investment will be due as the remaining vessel and equipment are delivered as part of the $27.5 million commitment.  The Company is responsible for full commercial, operational, and technical management of the vessels on a worldwide basis.

SEACOR Grant DIS.   As of June 30, 2018, the Company estimates that SEACOR Grant DIS will be unable to meet all its liabilities, and has recorded a bad debt reserve of $0.4 million against SEACOR Grant DIS’s liability to the Company and an impairment charge of $1.2 million to reduce its investment carrying value to zero.

Guarantees. The Company has guaranteed certain of the outstanding charter receivables of one of its managed 50% or less owned companies if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of June 30, 2018, the total amount guaranteed by the Company under this arrangement is $0.5 million.

 In addition, as of June 30, 2018, two of the Company's 50% or less owned companies have bank debt secured by, among other things, a first preferred mortgage on their vessels.  The banks also have the authority to require the Company and its partners to fund uncalled capital commitments, as defined in the partnership agreements.  In such event, the Company would be required to contribute its allocable share of uncalled capital, which is $1.2 million in the aggregate.  This liability is included in other long-term liabilities.

4.	LONG-TERM DEBT

Convertible Senior Notes.  On December 1, 2015, the Company issued $175.0 million in aggregate principal amount of its Convertible Senior Notes (the “Convertible Senior Notes”), at an interest rate of 3.75%, due December 1, 2022, to investment funds managed and controlled by the Carlyle Group (collectively “Carlyle”). The Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate of 23.26 shares per $1,000 in principal amount of such notes, subject to certain conditions, or, into Warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate the Company's compliance with the provisions of the Jones Act.

On May 2, 2018, the Company and Carlyle entered into an exchange transaction (the “Exchange”) pursuant to which Carlyle exchanged $50 million in principal amount of the Convertible Senior Notes for Warrants to purchase 1,886,792 shares of Common Stock (to facilitate compliance with the provisions of the Jones Act) at an exercise price of $0.01 per share, subject to adjustments (the “Carlyle Warrants”), representing an implied exchange rate of approximately 37.73 shares per $1,000 in principal amount of the Convertible Senior Notes (equivalent to an exchange price of $26.50 per share). The Carlyle Warrants have a 25-year term, which commenced May 2, 2018. The Company and Carlyle also amended the $125.0 million in principal amount of Convertible Senior Notes that remained outstanding following the Exchange to (i) increase the interest rate from 3.75% per annum to 4.25% per annum and (ii) extend the maturity date of the Convertible Senior Notes by 12 months to December 1, 2023.  Interest on the Convertible Senior Notes is payable semi-annually on June 15 and December 15 of each year.

MOI Joint Venture. On February 8, 2018, a wholly-owned subsidiary of the Company and MOI formed and capitalized a joint venture named Falcon Global Holdings LLC.  In connection therewith and MOI’s plan of reorganization, which was confirmed on January 18, 2018, MOI emerged from its Chapter 11 bankruptcy case. In accordance with the terms of a Joint Venture Contribution and Formation Agreement, the Company and MOI contributed certain liftboat vessels and other related assets to FGH and its designated subsidiaries, and FGH and its designated subsidiaries assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets. On February 8, 2018, Falcon Global USA LLC (“FGUSA”), a wholly-owned subsidiary of FGH, paid $15.0 million of MOI’s debtor-in-possession obligations and entered into a $131.1 million credit agreement comprised of a $116.1 million term loan (the “FGUSA Term Loan”) and a $15.0 million revolving loan facility (the “FGUSA Revolving Loan Facility”) bearing interest at a variable rate (currently 6.63%), maturing in 2024, and secured by vessels owned by wholly-owned subsidiaries of FGUSA (the “FGUSA Credit Facility”). The full amount of the FGUSA Term Loan and other amounts paid by affiliates of MOI satisfied in full the amounts outstanding under MOI’s pre-petition credit facilities. The FGUSA Credit Facility, apart from a guarantee of certain interest payments and participation fees for two years after the closing of the transactions, is non-recourse to SEACOR Marine and its subsidiaries other than FGUSA. The Company performed a fair market valuation of the debt reflecting a debt discount of $10.0 million, which will be amortized over the life of the FGUSA Credit Facility. Scheduled principal payments begin in 2020. During the six months ending June 30, 2018, the Company borrowed $10.0 million under the FGUSA Revolving Loan Facility for working capital purposes.  The Company consolidates FGH as the Company holds 72% of the equity interest in FGH and is entitled to appoint a majority of the board of managers of FGH.

Windcat. During the six months ended June 30, 2018, the Company converted €6.0 million denominated debt to pound sterling debt, paying off approximately $7.5 million in euro debt and borrowing approximately $8.5 million in pound sterling debt, resulting in a net increase in USD borrowings of $1.0 million to be used for future capital commitments.

Letters of Credit. As of June 30, 2018, the Company had outstanding letters of credit of $7.9 million securing one long-term debt obligation, and $1.7 million for labor and performance guarantees.

5.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the six months ended June 30, 2018:

Statutory rate	21.0%
Noncontrolling interests	(1.2)%
Foreign earnings not subject to U.S. income tax	(3.0)%
Foreign taxes not creditable against U.S. income tax	(2.4)%
Unrecognized tax benefit	5.4%
Other	0.3%
20.1%

As of December 31, 2017, the Company's net operating loss carryforwards excluded potential tax benefits of $3.9 million as a result of uncertainty regarding interpretation of the new U.S. tax legislation signed into law on December 22, 2017. Subsequent guidance has confirmed that the Company should recognize the tax benefits of $3.9 million and therefore, for the six months ending June 30, 2018, the Company removed the valuation allowance previously established against the net operating loss carryforwards.

6.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of June 30, 2018 were as follows (in thousands):

	Derivative Asset(1)	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$436	$44	(2)
	436	44
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	—	21,886
Interest rate swap agreements	1,104	—
	$1,540	$21,930

______________________

(1)	Included in other receivables in the accompanying condensed consolidated balance sheets.
(2)	Included in other current liabilities in the accompanying condensed consolidated balance sheets.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized immaterial losses on derivative instruments designated as cash flow hedges during the six months ended June 30, 2018. As of June 30, 2018, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•

Windcat Workboats had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03)% on the aggregate notional value of €15.0 million (approximately $17.5 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value.

•

MexMar had five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% on the aggregate amortized notional value of $104.0 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•

Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $19.7 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•

Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that calls for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $17.4 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized (losses) gains on derivative instruments not designated as hedging instruments for the six months ended June 30 as follows (in thousands):

	2018	2017
Conversion option liability on Convertible Senior Notes	$(15,054)	$145
Forward currency exchange, option and future contracts	—	(56)
Interest rate swap agreements	870	(391)
	$(14,184)	$(302)

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes (see Note 4 in this Quarterly Report on Form 10-Q and Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of June 30, 2018, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•

Falcon Global International had an interest rate swap agreement maturing in 2022 that calls for the Company to pay a fixed interest rate of 2.06% on the amortized notional value of $53.1 million and receive a variable interest rate based on LIBOR on the amortized notional value.

•

OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $30.4 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

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

The Company’s financial assets and liabilities as of June 30, 2018 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Derivative instruments (included in other receivables)	$—	$1,541	$—
Construction reserve funds	38,152	—	—
LIABILITIES
Derivative instruments	—	44	21,886

Level 3 Measurement.  The fair value of the conversion option liability on the Convertible Senior Notes is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. The Company used a binomial lattice model that assumes the holders will maximize their value by finding the optimal decision between redeeming at the redemption price or converting into shares of Common Stock.  This model estimates the fair value of the conversion option as the differential in the fair value of the notes including the conversion option compared with the fair value of the notes excluding the conversion option.  The significant observable inputs used in the fair value measurement include the price of Common Stock and the risk free interest rate.  The significant unobservable inputs are the estimated Company credit spread and Common Stock volatility, which were based on comparable companies in the transportation and energy industries.

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2018 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$88,190	$88,190	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	371,770	—	357,742	—

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analysis based on estimated current rates for similar types of arrangements. The long-term debt balance includes $121.6 million, net, assumed from FGUSA. It was not practicable to estimate the fair value of certain of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company’s other assets and liabilities that were measured at fair value during the six months ended June 30, 2018 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Property and equipment:
Anchor handling towing supply	$—	$2,000	$—
Liftboats	—	—	134,775

Property and equipment. During the six months ended June 30, 2018, the Company recognized impairment charges of $3.0 million primarily associated with certain vessels (see Note 1).  The Level 2 fair values were determined based on the sales prices of similar property and equipment at scrap value.

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

8.	WARRANTS

On April 26, 2018, the Company closed a private placement of its Common Stock and Warrants to purchase its Common Stock (to facilitate compliance with Jones Act restrictions) for aggregate gross proceeds of $56,855,000 (the “PIPE Private Placement”) with certain qualified institutional buyers and other accredited investors. The PIPE Private Placement included the issuance of 2,168,586 shares of Common Stock (the “PIPE Shares”) and Warrants to purchase 674,164 shares of the Common Stock at an exercise price of $0.01 per share (the “PIPE Warrants”). The PIPE Warrants were issued to Proyectos Globales de Energia y Servicios CME, S.A. de C.V. a variable capital corporation (sociedad anónima de capital variable) incorporated and existing under the laws of the United Mexican States (“CME”) and have a 25-year term, which commenced April 26, 2018.

As indicated in Note 4, on May 2, 2018, the Company and Carlyle entered into the Exchange pursuant to which Carlyle exchanged $50.0 million in principal amount of the Convertible Senior Notes for the Carlyle Warrants. The Carlyle Warrants have a 25-year term, which commenced May 2, 2018.

On May 31, 2018, Carlyle exercised Carlyle Warrants to purchase a total of 250,585 shares of Common Stock (after giving effect to the withholding of 108 shares of Common Stock as payment for the exercise price of the Warrants - see Note 14) (the “Carlyle Warrant Exercise”). Following the Carlyle Warrant Exercise, Carlyle holds Warrants to purchase 1,636,099 shares of Common Stock at an exercise price of $0.01 per share.

On June 8, 2018, CME exercised PIPE Warrants and paid an aggregate cash exercise price of $0.01 per share to purchase a total of 38,857 shares of Common Stock (the “CME Warrant Exercise”). Following the CME Warrant Exercise, CME holds Warrants to purchase 635,307 shares of Common Stock at an exercise price of $0.01 per share.

	Weighted Average Exercise Price	Number of Warrants
Balance as of December 31, 2017	—	—
Warrants issued - January 1 - June 30, 2018	$0.01	2,560,956
Warrants exercised - January 1 - June 30, 2018	$0.01	(289,550)
Balance as of June 30, 2018	$0.01	2,271,406

9.	STOCKHOLDERS' EQUITY

On January 1, 2018, the Company adopted a new accounting standard issued by the FASB on October 24, 2016, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory.  The impact of the adoption of the new standard resulted in a reduction of $12.1 million to the Company’s opening retained earnings.

On February 8, 2018, the Company formed FGH, a joint venture between the Company and MOI.  In accordance with the terms of the Joint Venture Contribution and Formation Agreement, the Company and MOI contributed certain liftboat vessels and other related assets to the joint venture and assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets.  The transaction consolidates the fifteen liftboat vessels operated by the Company and six liftboat vessels previously operated by MOI. FGUSA, a wholly-owned subsidiary of FGH, paid $15.0 million of MOI's debtor-in-possession obligations and entered into a $131.1 million credit agreement comprised of the FGUSA Term Loan and the FGUSA Revolving Loan Facility. The Company performed a fair market valuation of the debt reflecting a debt discount of $10.0 million, which will be amortized over the life of the FGUSA Credit Facility.

On March 26, 2018, the Company issued 103,213 shares of Common Stock to an accredited investor for a total of $1.8 million in gross proceeds pursuant to a private placement in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

As indicated in Note 8, on April 26, 2018, the Company closed the PIPE Private Placement for aggregate gross proceeds of $56,855,000 with certain qualified institutional buyers and other accredited investors. The PIPE Private Placement included the issuance of the PIPE Shares and the PIPE Warrants. The PIPE Shares and PIPE Warrants were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

As indicated in Notes 4 and 8, on May 2, 2018, the Company and Carlyle entered into the Exchange pursuant to which Carlyle exchanged $50.0 million in principal amount of the Convertible Senior Notes for the Carlyle Warrants. The Carlyle Warrants were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

10.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests	June 30, 2018	December 31, 2017
Falcon Global Holdings	28.0%	$26,967	$12,087
Windcat Workboats	12.5%	2,201	2,608
Other	1.8%	287	280
		$29,455	$14,975

Falcon Global Holdings.  The Company formed FGH, a joint venture between the Company and MOI.  The Company and MOI contributed certain liftboat vessels and other related assets to FGH and its designated subsidiaries and assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets, including a previous joint venture (“Falcon Global International” or “FGI”) that owned and operated two liftboats.  The transaction consolidates the 15 liftboat vessels operated by the Company and six liftboat vessels previously operated by MOI.   The total capital contributed to FGH was approximately $112.5 million of which, $43.3 million was transferred from FGI and $18.8 million was contributed by MOI and recorded at fair value, with the remaining capital contributed by the Company.  As a result of the transaction, the noncontrolling interest in the joint venture held by MOI is 28.0%.

During the six months ended June 30, 2018, the net loss of Falcon Global Holdings was $14.4 million, of which $4.0 million was attributable to noncontrolling interests.

 Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of June 30, 2018, the net assets of Windcat Workboats were $17.6 million. During the six months ended June 30, 2018, the net loss of Windcat Workboats was $3.3 million, of which $0.4 million was attributable to noncontrolling interests.

11.    COMMITMENTS AND CONTINGENCIES

As of June 30, 2018, the Company’s unfunded capital commitments were $43.3 million for two fast support vessels, three supply vessels, three wind farm utility vessels, and a conversion of one supply vessel to standby safety vessel.  Of the amount of unfunded capital commitments, $12.7 million is payable during the remainder of 2018, $21.6 million is payable during 2019 and $9.0 million is payable during 2020.  The Company has indefinitely deferred an additional $20.8 million of orders with respect to two fast support vessels for which the Company had previously reported unfunded capital commitments. The delivery dates and payment of certain costs (originally scheduled for payment in 2018, 2019 and 2020) for such vessels are uncertain as the Company, at its option, may defer their construction for an indefinite period of time.

As of June 30, 2018 the Company has guaranteed certain performance contracts of one of its subsidiaries by setting aside £0.9 million from its available borrowing under an unsecured line of credit.  If the contract were not fulfilled, the line of credit would be drawn to fund the guarantee.

As of June 30, 2018, SEACOR Holdings has guaranteed $51.6 million on behalf of the Company for various obligations including: letter of credit obligations, performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

12.    MULTI-EMPLOYER PENSION PLANS

Merchant Navy Ratings Pension Fund (“MNRPF”). The cumulative funding deficits of the MNRPF are being recovered by additional annual contributions from current employers that are subject to adjustment following the results of tri-annual actuarial valuations. Based on an actuarial valuation as of March 2017, the cumulative funding deficit of the MNRPF was $291.9 million (£221.0 million). On July 20, 2018, the Company was notified of additional contributions due and recognized in the second quarter of 2018 payroll related expenses of $1.19 million (£0.9 million) for its allocated share of the cumulative funding deficit including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. These additional contributions will be invoiced in September 2018 and are payable in four annual installments beginning in October 2018. Depending upon the results of future actuarial valuations, it is possible that the plan could experience further funding deficits that will require the Company to recognize payroll related operating expenses for those periods.

13.     SHARE BASED COMPENSATION

Transactions in connection with the Company's 2017 Equity Incentive Plan during the six months ended June 30, 2018 were as follows:

Director stock awards granted	19,285

Restricted stock awards granted	120,600

Stock Options Activities:
Outstanding as of December 31, 2017	613,700
Granted	145,991
Exercised	65,000
Outstanding as of June 30, 2018	694,691

Shares Available for future grants as of June 30, 2018	1,270,424

14.     STOCK REPURCHASES

On May 14, 2018, the Company acquired for treasury 2,242 shares of Common Stock for an aggregate purchase price of $51,454 from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's 2017 Equity Incentive Plan and not pursuant to the repurchase authorizations granted by the Company's Board of Directors. On May 24, 2018, in connection with the net settlement of the Carlyle Warrant Exercise, the Company acquired for treasury 108 shares of Common Stock for an aggregate purchase price of $2,562 from Carlyle to cover the $0.01 exercise price of the Carlyle Warrants. (See Note 8).

15.    SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments (in thousands).

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Three Months Ended June 30, 2018
Time Charter Statistics:
Average Rates Per Day	$10,503	$9,509	$8,226	$19,127	$4,823	$7,324
Fleet Utilization	23%	88%	82%	57%	76%	62%
Fleet Available Days	3,710	1,331	2,005	416	5,066	12,528
Operating Revenues:
Time charter	$9,052	$11,122	$13,591	$4,556	$18,505	$56,826
Bareboat charter	—	—	—	1,156	—	1,156
Other marine services	1,676	350	(792)	845	640	2,719
	10,728	11,472	12,799	6,557	19,145	60,701
Direct Costs and Expenses:
Operating:
Personnel	4,636	4,314	4,069	1,219	10,495	24,733
Repairs and maintenance	1,529	1,663	3,576	32	2,270	9,070
Drydocking	910	910	72	11	1,209	3,112
Insurance and loss reserves	902	248	361	169	254	1,934
Fuel, lubes and supplies	900	900	922	349	1,051	4,122
Other	29	1,402	836	488	254	3,009
	8,906	9,437	9,836	2,268	15,533	45,980
Direct Vessel Profit	$1,822	$2,035	$2,963	$4,289	$3,612	14,721
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,856	$962	$—	$—	$22	2,840
Administrative and general						15,532
Depreciation and amortization	$5,915	$2,924	$4,311	$2,280	$2,976	18,406
						36,778
Gains on Asset Dispositions and Impairments						1,055
Operating Loss						$(21,002)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Six Months Ended June 30, 2018
Time Charter Statistics:
Average Rates Per Day	$9,740	$9,482	$8,155	$18,069	$4,984	$7,174
Fleet Utilization	20%	89%	74%	52%	72%	58%
Fleet Available Days	7,760	2,591	4,137	635	10,006	25,129
Operating Revenues:
Time charter	$15,034	$21,916	$24,965	$5,930	$36,123	$103,968
Bareboat charter	—	—	—	2,299	—	2,299
Other marine services	3,331	1,637	(922)	955	1,154	6,155
	18,365	23,553	24,043	9,184	37,277	112,422
Direct Costs and Expenses:
Operating:
Personnel	8,628	8,387	8,091	1,595	19,708	46,409
Repairs and maintenance	2,223	3,019	6,004	337	4,560	16,143
Drydocking	1,435	912	61	11	2,950	5,369
Insurance and loss reserves	1,336	466	597	236	489	3,124
Fuel, lubes and supplies	1,393	1,569	1,956	414	2,335	7,667
Other	54	2,438	2,044	548	532	5,616
	15,069	16,791	18,753	3,141	30,574	84,328
Direct Vessel Profit	$3,296	$6,762	$5,290	$6,043	$6,703	28,094
Other Costs and Expenses:
Operating:
Leased-in equipment	$3,718	$1,925	$—	$—	$22	5,665
Administrative and general						28,339
Depreciation and amortization	$12,450	$5,731	$10,401	$3,499	$5,837	37,918
						71,922
Losses on Asset Dispositions and Impairment						(1,588)
Operating Loss						$(45,416)

As of June 30, 2018
Property and Equipment:
Historical cost	$439,026	$184,037	$317,536	$165,145	$182,111	$1,287,855
Accumulated depreciation	(225,116)	(57,909)	(86,239)	(58,078)	(137,135)	(564,477)
	$213,910	$126,128	$231,297	$107,067	$44,976	$723,378

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Three Months Ended June 30, 2017
Time Charter Statistics:
Average Rates Per Day	$9,619	$10,348	$6,580	$—	$4,176	$5,649
Fleet Utilization	13%	67%	55%	—%	90%	56%
Fleet Available Days	4,063	1,123	2,067	105	5,005	12,363
Operating Revenues:
Time charter	$4,889	$7,786	$7,415	$—	$18,713	$38,803
Bareboat charter	—	—	—	1,156	—	1,156
Other marine services	1,198	215	109	162	680	2,364
	6,087	8,001	7,524	1,318	19,393	42,323
Direct Costs and Expenses:
Operating:
Personnel	4,183	3,428	4,147	148	8,671	20,577
Repairs and maintenance	937	3,234	3,947	116	2,191	10,425
Drydocking	310	683	358	—	900	2,251
Insurance and loss reserves	1,205	357	353	4	207	2,126
Fuel, lubes and supplies	545	704	908	27	1,006	3,190
Other	51	871	1,061	3	237	2,223
	7,231	9,277	10,774	298	13,212	40,792
Direct Vessel (Loss) Profit	$(1,144)	$(1,276)	$(3,250)	$1,020	$6,181	1,531
Other Costs and Expenses:
Operating:
Leased-in equipment	$2,205	$969	$516	$—	$—	3,690
Administrative and general						21,705
Depreciation and amortization	$5,749	$2,059	$3,979	$784	$2,062	14,633
						40,028
Losses on Asset Dispositions and Impairments						(6,318)
Operating Loss						$(44,815)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Six Months Ended June 30, 2017
Time Charter Statistics:
Average Rates Per Day	$9,808	$9,913	$6,765	$—	$4,294	$5,683
Fleet Utilization	10%	64%	52%	—%	81%	51%
Fleet Available Days	8,061	2,142	3,777	195	9,955	24,130
Operating Revenues:
Time charter	$7,884	$13,633	$13,238	$—	$34,778	$69,533
Bareboat charter	—	—	—	2,299	—	2,299
Other marine services	2,024	407	986	237	1,141	4,795
	9,908	14,040	14,224	2,536	35,919	76,627
Direct Costs and Expenses:
Operating:
Personnel	7,313	6,036	7,270	161	16,588	37,368
Repairs and maintenance	1,674	3,778	4,523	120	3,925	14,020
Drydocking	883	1,740	516	—	2,179	5,318
Insurance and loss reserves	2,010	539	699	11	426	3,685
Fuel, lubes and supplies	855	1,263	1,432	27	1,955	5,532
Other	123	1,517	2,526	4	487	4,657
	12,858	14,873	16,966	323	25,560	70,580
Direct Vessel (Loss) Profit	$(2,950)	$(833)	$(2,742)	$2,213	$10,359	6,047
Other Costs and Expenses:
Operating:
Leased-in equipment	$4,416	$1,939	$862	$—	$64	7,281
Administrative and general						33,531
Depreciation and amortization	$11,349	$3,649	$6,506	$1,449	$4,183	27,136
						67,948
Losses on Asset Dispositions and Impairment						(1,499)
Operating Loss						$(63,400)

As of June 30, 2017
Property and Equipment:
Historical cost	$417,675	$183,661	$302,892	$78,976	$171,951	$1,155,155
Accumulated depreciation	(233,758)	(59,300)	(83,880)	(41,565)	(125,319)	(543,822)
	$183,917	$124,361	$219,012	$37,411	$46,632	$611,333

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of June 30, 2018, the Company’s investments, at equity, and advances to 50% or less owned companies in MexMar and its other 50% or less owned companies were $63.7 million and $51.7 million, respectively. Equity in (losses) earnings of 50% or less owned companies, net of tax for the six months ended June 30 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
MexMar	$1,076	$1,222	$2,508	$2,589
Other	(1,797)	349	(3,021)	(580)
	$(721)	$1,571	$(513)	$2,009

16.    SUBSEQUENT EVENT

On July 5, 2018, the Company acquired 100% of the membership interests in two Marshall Islands limited liability companies in exchange for assumed debt of $11.0 million. Each Marshall Islands company owns one 2013-built AHTS vessel which was previously managed by the Company. The vessels are currently operating under contract in the Middle East and West Africa regions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements discussed in this Form 10-Q as well as in other reports, materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters. These statements are not guarantees of future performance and actual events or results may differ significantly from these statements. Actual events or results are subject to significant known and unknown risks, uncertainties and other important factors, including decreased demand and loss of revenues as a result of a decline in the price of oil and resulting decrease in capital spending by oil and gas companies, an oversupply of newly built offshore support vessels, additional safety and certification requirements for drilling activities in the U.S. Gulf of Mexico and delayed approval of applications for such activities, the possibility of U.S. government implemented moratoriums directing operators to cease certain drilling activities in the U.S. Gulf of Mexico and any extension of such moratoriums, weakening demand for the Company’s services as a result of unplanned customer suspensions, cancellations, rate reductions or non-renewals of vessel charters or failures to finalize commitments to charter vessels in response to a decline in the price of oil, increased government legislation and regulation of the Company’s businesses could increase cost of operations, increased competition if the Jones Act and related regulations are repealed, liability, legal fees and costs in connection with the provision of emergency response services, such as the response to the oil spill as a result of the sinking of the Deepwater Horizon in April 2010, decreased demand for the Company’s services as a result of declines in the global economy, declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including, interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations, the cyclical nature of the oil and gas industry, activity in foreign countries and changes in foreign political, military and economic conditions, changes to the status of applicable trade treaties including as a result of the U.K.'s impending exit from the European Union, changes in foreign and domestic oil and gas exploration and production activity, safety record requirements, compliance with U.S. and foreign government laws and regulations, including environmental laws and regulations and economic sanctions, the dependence on several key customers, consolidation of the Company’s customer base, the ongoing need to replace aging vessels, industry fleet capacity, restrictions imposed by the Jones Act and related regulations on the amount of foreign ownership of the Company’s Common Stock, operational risks, effects of adverse weather conditions and seasonality, adequacy of insurance coverage, the ability of the Company to maintain effective internal controls over financial reporting, in accordance with Section 404 of the Sarbanes-Oxley Act, the attraction and retention of qualified personnel by the Company, and various other matters and factors, many of which are beyond the Company’s control as well as those discussed in Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission (“SEC”). It should be understood that it is not possible to predict or identify all such factors. Consequently, the preceding should not be considered to be a complete discussion of all potential risks or uncertainties and investors and analysts should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, except as required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (if any). These statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995.

Overview

The Company provides global marine and support transportation services to offshore oil and gas exploration, development and production facilities worldwide. The Company currently operates a diverse fleet of 179 support and specialty vessels, of which 139 are owned or leased-in, 31 are joint ventured, and nine are managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies.

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

Offshore oil and gas market conditions deteriorated beginning in 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. As of June 30, 2018, oil prices had increased from the February 2016 lows to a price of approximately $74 per barrel.  While the Company has experienced what it believes is a beginning of a recovery, it continued to experience difficult market conditions through the second quarter of 2018.

Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the reactivation of existing offshore support vessels as well as the delivery of newly built offshore support vessels to the industry-wide fleet, which is creating situations of oversupply, further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels, and (ii) the increasing size of the global offshore support vessel fleet as vessels are reactivated and newly built vessels are placed into service could, in isolation or together, have a material adverse effect on the Company’s results of operations, financial position and cash flows.

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

Recent Events. On July 5, 2018, the Company acquired 100% of the membership interests in two Marshall Islands limited liability companies in exchange for assumed debt of $11.0 million.  Each Marshall Islands company owns one 2013-built AHTS vessel which was previously managed by the Company.  The vessels are currently operating under contract in the Middle East and West Africa regions.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company's results of operations for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2018 compared with the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2017. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Time Charter Statistics:
Average Rates Per Day Worked (excluding wind farm)	$9,742		$8,431		$9,425		$8,359
Average Rates Per Day	$7,324		$5,649		$7,174		$5,683
Fleet Utilization (excluding wind farm)	58%		43%		54%		40%
Fleet Utilization	62%		56%		58%		51%
Fleet Available Days (excluding wind farm)	9,071		8,996		18,342		17,433
Fleet Available Days	12,528		12,363		25,129		24,130
Operating Revenues:
Time charter	$56,826	94%	$38,803	92%	$103,968	92%	$69,533	91%
Bareboat charter	1,156	2%	1,156	3%	2,299	2%	2,299	3%
Other marine services	2,719	4%	2,364	5%	6,155	6%	4,795	6%
	60,701	100%	42,323	100%	112,422	100%	76,627	100%
Costs and Expenses:
Operating:
Personnel	24,733	41%	20,577	49%	46,409	41%	37,368	49%
Repairs and maintenance	9,070	15%	10,425	25%	16,143	14%	14,020	18%
Drydocking	3,112	5%	2,251	5%	5,369	4%	5,318	7%
Insurance and loss reserves	1,934	3%	2,126	5%	3,124	3%	3,685	5%
Fuel, lubes and supplies	4,122	7%	3,190	7%	7,667	7%	5,532	7%
Other	3,009	5%	2,223	5%	5,616	5%	4,657	6%
Leased-in equipment	2,840	4%	3,690	9%	5,665	5%	7,281	10%
	48,820	80%	44,482	105%	89,993	79%	77,861	102%
Administrative and general	15,532	26%	21,705	51%	28,339	25%	33,531	44%
Depreciation and amortization	18,406	30%	14,633	35%	37,918	34%	27,136	35%
	82,758	136%	80,820	191%	156,250	138%	138,528	181%
Gains (Losses) on Asset Dispositions and Impairments, Net	1,055	2%	(6,318)	(15)%	(1,588)	(2)%	(1,499)	(2)%
Operating Loss	(21,002)	(34)%	(44,815)	(106)%	(45,416)	(40)%	(63,400)	(83)%
Other (Expense) Income, Net	(9,630)	(16)%	(7,045)	(17)%	(26,936)	(24)%	81	—%
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(30,632)	(50)%	(51,860)	(123)%	(72,352)	(64)%	(63,319)	(83)%
Income Tax Benefit	(4,724)	(8)%	(13,800)	(33)%	(14,548)	(13)%	(17,222)	(22)%
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(25,908)	(42)%	(38,060)	(90)%	(57,804)	(51)%	(46,097)	(61)%
Equity in (Losses) Earnings of 50% or Less Owned Companies	(721)	(1)%	1,571	4%	(513)	(1)%	2,009	3%
Net Loss	(26,629)	(43)%	(36,489)	(86)%	(58,317)	(52)%	(44,088)	(58)%
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(1,605)	(2)%	(2,497)	(6)%	(4,460)	(4)%	(2,701)	(4)%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(25,024)	(41)%	$(33,992)	(80)%	$(53,857)	(48)%	$(41,387)	(54)%

Direct Vessel Profit.  Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, “DVP”) is the Company's measure of segment profitability when applied to reportable segments and a non-GAAP measure when applied to individual vessels, fleet categories or the combined fleet.  DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its individual vessels, fleet categories, regions and combined fleet, without regard to financing decisions (depreciation for owned vessel vs. leased-in expense for leased-in vessels).  DVP is also useful when comparing the Company's fleet's performance against those of its competitors who may have differing fleet financing structures.

DVP by region and by vessel class has material limitations as an analytical tool in that it does not reflect all of the costs associated with the operation of the Company’s fleet, and it should not be considered in isolation or used as a substitute for the Company’s results as reported under GAAP. A reconciliation of DVP by region and by vessel class to operating loss, its most comparable GAAP measure, is included in the tables below.

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Three Months Ended June 30, 2018
Time Charter Statistics:
Average Rates Per Day	$10,503	$9,509	$8,226	$19,127	$4,823	$7,324
Fleet Utilization	23%	88%	82%	57%	76%	62%
Fleet Available Days	3,710	1,331	2,005	416	5,066	12,528
Operating Revenues:
Time charter	$9,052	$11,122	$13,591	$4,556	$18,505	$56,826
Bareboat charter	—	—	—	1,156	—	1,156
Other marine services	1,676	350	(792)	845	640	2,719
	10,728	11,472	12,799	6,557	19,145	60,701
Direct Costs and Expenses:
Operating:
Personnel	4,636	4,314	4,069	1,219	10,495	24,733
Repairs and maintenance	1,529	1,663	3,576	32	2,270	9,070
Drydocking	910	910	72	11	1,209	3,112
Insurance and loss reserves	902	248	361	169	254	1,934
Fuel, lubes and supplies	900	900	922	349	1,051	4,122
Other	29	1,402	836	488	254	3,009
	8,906	9,437	9,836	2,268	15,533	45,980
Direct Vessel Profit	$1,822	$2,035	$2,963	$4,289	$3,612	14,721
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,856	$962	$—	$—	$22	2,840
Administrative and general						15,532
Depreciation and amortization	$5,915	$2,924	$4,311	$2,280	$2,976	18,406
						36,778
Gains on Asset Dispositions and Impairments						1,055
Operating Loss						$(21,002)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Six Months Ended June 30, 2018
Time Charter Statistics:
Average Rates Per Day	$9,740	$9,482	$8,155	$18,069	$4,984	$7,174
Fleet Utilization	20%	89%	74%	52%	72%	58%
Fleet Available Days	7,760	2,591	4,137	635	10,006	25,129
Operating Revenues:
Time charter	$15,034	$21,916	$24,965	$5,930	$36,123	$103,968
Bareboat charter	—	—	—	2,299	—	2,299
Other marine services	3,331	1,637	(922)	955	1,154	6,155
	18,365	23,553	24,043	9,184	37,277	112,422
Direct Costs and Expenses:
Operating:
Personnel	8,628	8,387	8,091	1,595	19,708	46,409
Repairs and maintenance	2,223	3,019	6,004	337	4,560	16,143
Drydocking	1,435	912	61	11	2,950	5,369
Insurance and loss reserves	1,336	466	597	236	489	3,124
Fuel, lubes and supplies	1,393	1,569	1,956	414	2,335	7,667
Other	54	2,438	2,044	548	532	5,616
	15,069	16,791	18,753	3,141	30,574	84,328
Direct Vessel Profit	$3,296	$6,762	$5,290	$6,043	$6,703	28,094
Other Costs and Expenses:
Operating:
Leased-in equipment	$3,718	$1,925	$—	$—	$22	5,665
Administrative and general						28,339
Depreciation and amortization	$12,450	$5,731	$10,401	$3,499	$5,837	37,918
						71,922
Losses on Asset Dispositions and Impairments						(1,588)
Operating Loss						$(45,416)

As of June 30, 2018
Property and Equipment:
Historical cost	$439,026	$184,037	$317,536	$165,145	$182,111	$1,287,855
Accumulated depreciation	(225,116)	(57,909)	(86,239)	(58,078)	(137,135)	(564,477)
	$213,910	$126,128	$231,297	$107,067	$44,975	$723,378

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Three Months Ended June 30, 2017
Time Charter Statistics:
Average Rates Per Day	$9,619	$10,348	$6,580	$—	$4,176	$5,649
Fleet Utilization	13%	67%	55%	—%	90%	56%
Fleet Available Days	4,063	1,123	2,067	105	5,005	12,363
Operating Revenues:
Time charter	$4,889	$7,786	$7,415	$—	$18,713	$38,803
Bareboat charter	—	—	—	1,156	—	1,156
Other marine services	1,198	215	109	162	680	2,364
	6,087	8,001	7,524	1,318	19,393	42,323
Direct Costs and Expenses:
Operating:
Personnel	4,183	3,428	4,147	148	8,671	20,577
Repairs and maintenance	937	3,234	3,947	116	2,191	10,425
Drydocking	310	683	358	—	900	2,251
Insurance and loss reserves	1,205	357	353	4	207	2,126
Fuel, lubes and supplies	545	704	908	27	1,006	3,190
Other	51	871	1,061	3	237	2,223
	7,231	9,277	10,774	298	13,212	40,792
Direct Vessel (Loss) Profit	$(1,144)	$(1,276)	$(3,250)	$1,020	$6,181	1,531
Other Costs and Expenses:
Operating:
Leased-in equipment	$2,205	$969	$516	$—	$—	3,690
Administrative and general						21,705
Depreciation and amortization	$5,749	$2,059	$3,979	$784	$2,062	14,633
						40,028
Losses on Asset Dispositions and Impairments						(6,318)
Operating Loss						$(44,815)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Six Months Ended June 30, 2017
Time Charter Statistics:
Average Rates Per Day	$9,808	$9,913	$6,765	$—	$4,294	$5,683
Fleet Utilization	10%	64%	52%	—%	81%	51%
Fleet Available Days	8,061	2,142	3,777	195	9,955	24,130
Operating Revenues:
Time charter	$7,884	$13,633	$13,238	$—	$34,778	$69,533
Bareboat charter	—	—	—	2,299	—	2,299
Other marine services	2,024	407	986	237	1,141	4,795
	9,908	14,040	14,224	2,536	35,919	76,627
Direct Costs and Expenses:
Operating:
Personnel	7,313	6,036	7,270	161	16,588	37,368
Repairs and maintenance	1,674	3,778	4,523	120	3,925	14,020
Drydocking	883	1,740	516	—	2,179	5,318
Insurance and loss reserves	2,010	539	699	11	426	3,685
Fuel, lubes and supplies	855	1,263	1,432	27	1,955	5,532
Other	123	1,517	2,526	4	487	4,657
	12,858	14,873	16,966	323	25,560	70,580
Direct Vessel (Loss) Profit	$(2,950)	$(833)	$(2,742)	$2,213	$10,359	6,047
Other Costs and Expenses:
Operating:
Leased-in equipment	$4,416	$1,939	$862	$—	$64	7,281
Administrative and general						33,531
Depreciation and amortization	$11,349	$3,649	$6,506	$1,449	$4,183	27,136
						67,948
Losses on Asset Dispositions and Impairments						(1,499)
Operating Loss						$(63,400)

As of June 30, 2017
Property and Equipment:
Historical cost	$417,675	$183,661	$302,892	$78,976	$171,951	$1,155,155
Accumulated depreciation	(233,758)	(59,300)	(83,880)	(41,565)	(125,319)	(543,822)
	$183,917	$124,361	$219,012	$37,411	$46,632	$611,333

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Wind farm utility	Other activity	Total

For the Three Months Ended June 30, 2018
Time Charter Statistics:
Average Rates Per Day	$13,381	$6,963	$7,174	$9,157	$—	$19,225	$2,330	$—	$7,324
Fleet Utilization	23%	62%	69%	80%	—%	43%	73%	—%	62%
Fleet Available Days	866	3,820	637	1,746	91	1,911	3,457	—	12,528
Operating Revenues:
Time charter	$2,712	$16,488	$3,149	$12,791	$—	$15,788	$5,898	$—	$56,826
Bareboat charter	—	—	1,156	—	—	—	—	—	1,156
Other marine services	(91)	(505)	39	39	—	1,569	563	1,105	2,719
	2,621	15,983	4,344	12,830	—	17,357	6,461	1,105	60,701
Direct Costs and Expenses:
Operating:
Personnel	1,593	5,258	1,999	8,148	79	4,671	2,295	690	24,733
Repairs and maintenance	1,281	3,406	259	1,464	13	1,553	987	107	9,070
Drydocking	945	115	585	624	—	842	1	—	3,112
Insurance and loss reserves	265	314	134	143	25	889	93	71	1,934
Fuel, lubes and supplies	586	1,015	317	843	(29)	1,153	219	18	4,122
Other	689	1,466	1,048	144	93	336	173	(940)	3,009
	5,359	11,574	4,342	11,366	181	9,444	3,768	(54)	45,980
Direct Vessel (Loss) Profit	$(2,738)	$4,409	$2	$1,464	$(181)	$7,913	$2,693	$1,159	14,721
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,855	$342	$—	$—	$—	$644	$22	$(23)	2,840
Administrative and general									15,532
Depreciation and amortization	$532	$6,585	$1,394	$681	$283	$6,333	$2,380	$218	18,406
									36,778
Gains on Asset Dispositions and Impairments									1,055
Operating Loss									$(21,002)

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Wind farm utility	Other activity	Total

For the Six Months Ended June 30, 2018
Time Charter Statistics:
Average Rates Per Day	$11,634	$7,321	$6,803	$9,107	$—	$18,022	$2,319	$—	$7,174
Fleet Utilization	22%	57%	71%	79%	—%	37%	68%	—%	58%
Fleet Available Days	2,126	7,600	1,270	3,595	181	3,570	6,787	—	25,129
Operating Revenues:
Time charter	$5,499	$31,915	$6,151	$25,842	$—	$23,914	$10,647	$—	$103,968
Bareboat charter	—	—	2,299	—	—	—	—	—	2,299
Other marine services	1,347	(1,161)	21	79	—	2,325	992	2,552	6,155
	6,846	30,754	8,471	25,921	—	26,239	11,639	2,552	112,422
Direct Costs and Expenses:
Operating:
Personnel	2,990	10,014	3,955	15,086	243	8,132	4,517	1,472	46,409
Repairs and maintenance	1,675	5,950	704	3,018	50	2,687	1,812	247	16,143
Drydocking	1,425	106	585	2,365	(6)	893	1	—	5,369
Insurance and loss reserves	356	638	236	281	35	1,540	196	(158)	3,124
Fuel, lubes and supplies	739	1,810	1,011	1,834	54	1,821	363	35	7,667
Other	1,141	2,926	1,767	305	197	753	269	(1,742)	5,616
	8,326	21,444	8,258	22,889	573	15,826	7,158	(146)	84,328
Direct Vessel Profit	$(1,480)	$9,310	$213	$3,032	$(573)	$10,413	$4,481	$2,698	28,094
Other Costs and Expenses:
Operating:
Leased-in equipment	$3,713	$684	$—	$—	$—	$1,282	$22	$(36)	5,665
Administrative and general									28,339
Depreciation and amortization	$2,022	$13,170	$4,137	$1,375	$565	$11,358	$4,808	$483	37,918
									71,922
Losses on Asset Dispositions and Impairments									(1,588)
Operating Loss									$(45,416)

As of June 30, 2018
Property and Equipment:
Historical cost	$188,507	$420,776	$95,088	$112,869	$30,529	$337,239	$71,575	$31,272	$1,287,855
Accumulated depreciation	(168,841)	(99,020)	(45,759)	(93,736)	(19,869)	(65,900)	(44,483)	(26,869)	$(564,477)
	$19,666	$321,756	$49,329	$19,133	$10,660	$271,339	$27,092	$4,402	$723,378

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Wind farm utility	Other activity	Total

For the Three Months Ended June 30, 2017
Time Charter Statistics:
Average Rates Per Day	$10,774	$8,086	$6,028	$8,457	$12,000	$10,315	$2,124	$—	$5,649
Fleet Utilization	24%	43%	48%	80%	5%	16%	90%	—%	56%
Fleet Available Days	1,274	3,684	$580	1,820	273	1,365	3,367	—	12,363
Operating Revenues:
Time charter	$3,299	$12,712	$1,679	$12,279	$149	$2,251	$6,434	$—	$38,803
Bareboat charter	—	—	1,156	—	—	—	—	—	1,156
Other marine services	(50)	152	(87)	36	278	384	583	1,068	2,364
	3,249	12,864	2,748	12,315	427	2,635	7,017	1,068	42,323
Direct Costs and Expenses:
Operating:
Personnel	2,745	4,815	1,198	6,698	316	2,748	2,036	21	20,577
Repairs and maintenance	990	5,893	362	1,610	56	915	599	—	10,425
Drydocking	62	979	—	900	—	310	—	—	2,251
Insurance and loss reserves	307	381	34	137	35	1,167	83	(18)	2,126
Fuel, lubes and supplies	317	990	156	844	59	667	162	(5)	3,190
Other	(425)	1,527	252	199	98	488	80	4	2,223
	3,996	14,585	2,002	10,388	564	6,295	2,960	2	40,792
Direct Vessel (Loss) Profit	$(747)	$(1,721)	$746	$1,927	$(137)	$(3,660)	$4,057	$1,066	1,531
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,869	$860	$331	$—	$—	$630	$—	$—	3,690
Administrative and general									21,705
Depreciation and amortization	$2,418	$4,403	$1,278	$566	$579	$3,045	$1,768	$576	14,633
									40,028
Losses on Asset Dispositions and Impairments									(6,318)
Operating Loss									$(44,815)

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Wind farm utility	Other activity	Total

For the Six Months Ended June 30, 2017
Time Charter Statistics:
Average Rates Per Day	$11,765	$7,768	$7,782	$8,295	$12,000	$10,293	$2,074	$—	$5,683
Fleet Utilization	20%	43%	32%	80%	2%	9%	78%	—%	51%
Fleet Available Days	2,534	6,896	1,210	3,620	543	2,630	6,697	—	24,130
Operating Revenues:
Time charter	$5,869	$23,254	$3,136	$23,974	$149	$2,346	$10,805	$—	$69,533
Bareboat charter	—	—	2,299	—	—	—	—	—	2,299
Other marine services	(213)	1,005	(153)	69	278	425	945	2,439	4,795
	5,656	24,259	5,282	24,043	427	2,771	11,750	2,439	76,627
Direct Costs and Expenses:
Operating:
Personnel	5,239	8,825	2,253	13,032	581	3,754	3,678	6	37,368
Repairs and maintenance	1,487	6,602	562	2,818	96	1,320	1,135	—	14,020
Drydocking	410	1,989	—	2,180	—	739	—	—	5,318
Insurance and loss reserves	664	843	108	273	96	1,542	172	(13)	3,685
Fuel, lubes and supplies	733	1,602	327	1,669	129	789	288	(5)	5,532
Other	(709)	2,851	1,206	396	247	502	168	(4)	4,657
	7,824	22,712	4,456	20,368	1,149	8,646	5,441	(16)	70,580
Direct Vessel (Loss) Profit	$(2,168)	$1,547	$826	$3,675	$(722)	$(5,875)	$6,309	$2,455	6,047
Other Costs and Expenses:
Operating:
Leased-in equipment	$3,742	$1,550	$663	$—	$—	$1,262	$64	$—	7,281
Administrative and general									33,531
Depreciation and amortization	$4,837	$7,821	$2,573	$1,125	$1,160	$4,968	$3,597	$1,055	27,136
									67,948
Losses on Asset Dispositions and Impairments									(1,499)
Operating Loss									$(63,400)

As of June 30, 2017
Property and Equipment:
Historical cost	$224,490	$381,705	$87,443	$116,244	$38,500	$195,108	$63,839	$47,826	$1,155,155
Accumulated depreciation	(183,322)	(81,341)	(52,649)	(94,790)	(18,442)	(47,942)	(34,135)	(31,201)	(543,822)
	$41,168	$300,364	$34,794	$21,454	$20,058	$147,166	$29,704	$16,625	$611,333

Fleet Counts. The Company's fleet count as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total

2018
Anchor handling towing supply	6	1	4	2	13
Fast support	40	5	1	3	49
Supply	8	19	—	2	29
Standby safety	20	1	—	—	21
Specialty	1	1	—	2	4
Liftboats	19	—	2	—	21
Wind farm utility	38	4	—	—	42
	132	31	7	9	179
2017
Anchor handling towing supply	11	1	4	9	25
Fast support	40	5	1	3	49
Supply	7	17	—	2	26
Standby safety	20	1	—	—	21
Specialty	3	1	—	2	6
Liftboats	13	—	2	—	15
Wind farm utility	37	3	—	—	40
	131	28	7	16	182

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and six months ended June 30, the Company’s direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$27,326		$35,000		$27,326		$35,496
Fast support	6,594		8,454		6,894		8,550
Supply	6,953		—		6,953		—
Liftboats	12,955		10,315		11,992		10,293
Overall	10,503		9,619		9,740		9,808
Utilization:
Anchor handling towing supply		3%		1%		1%		1%
Fast support		23%		16%		23%		16%
Supply		40%		—%		11%		—%
Liftboats		31%		19%		27%		9%
Overall		23%		13%		20%		10%
Available Days:
Anchor handling towing supply	546		910		1,446		1,810
Fast support	1,507		1,802		3,088		3,455
Supply	34		91		124		181
Specialty	91		91		181		181
Liftboats	1,532		1,169		2,921		2,434
Overall	3,710		4,063		7,760		8,061
Operating revenues:
Time charter	$9,052	84%	$4,889	80%	$15,034	82%	$7,884	80%
Other marine services	1,676	16%	1,198	20%	3,331	18%	2,024	20%
	10,728	100%	6,087	100%	18,365	100%	9,908	100%
Direct operating expenses:
Personnel	4,636	43%	4,183	69%	8,628	47%	7,313	74%
Repairs and maintenance	1,529	14%	937	15%	2,223	12%	1,674	17%
Drydocking	910	9%	310	5%	1,435	8%	883	9%
Insurance and loss reserves	902	9%	1,205	20%	1,336	7%	2,010	20%
Fuel, lubes and supplies	900	8%	545	9%	1,393	8%	855	9%
Other	29	—%	51	1%	54	—%	123	1%
	8,906	83%	7,231	119%	15,069	82%	12,858	130%
Direct Vessel Profit (Loss)	$1,822	17%	$(1,144)	(19)%	$3,296	18%	$(2,950)	(30)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $4.2 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the addition of six liftboats associated with the FGH joint venture. Time charter revenues were $4.0 million higher for the liftboat fleet and $0.2 million higher for the anchor handling towing supply vessels. As of June 30, 2018, the Company had 25 of 38 owned and leased-in vessels (six anchor handling towing supply vessels, 12 fast support vessels, six liftboats and one specialty vessel) cold-stacked compared with 32 of 42 vessels as of June 30, 2017. As of June 30, 2018, the Company had retired and removed from service five vessels (four anchor handling towing supply vessels and one supply vessel) in this region.

     Direct Operating Expenses.  Direct operating expenses were $1.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating expenses were $3.6 million higher due to net fleet acquisitions primarily associated with the FGH joint venture, $1.2 million lower due to the effect of cold-stacking vessels, and $0.7 million lower due to the repositioning of vessels between geographic regions.

Current Six Months compared with Prior Six Months

Operating Revenues.  Time charter revenues were $7.2 million higher in the Current Six Months compared with the Prior Six Months primarily due to the addition of six liftboats associated with the FGH joint venture. Time charter revenues were $7.3 million higher for the liftboat fleet, $0.3 million higher for the fast support vessels and $0.4 million lower for the anchor handling towing supply vessels. As of June 30, 2018, the Company had 25 of 38 owned and leased-in vessels (six anchor handling towing supply vessels, 12 fast support vessels, six liftboats, and one specialty vessel) cold-stacked compared with 32 of 42 vessels as of June 30, 2017. As of June 30, 2018, the Company had retired and removed from service five vessels (four anchor handling towing supply vessels and one supply vessel) in this region.

Direct Operating Expenses.  Direct operating expenses were $2.2 million higher in the Current Six Months compared with the Prior Six Months. On an overall basis, direct operating expenses were $5.3 million higher due to net fleet acquisitions primarily associated with the FGH joint venture, $2.1 million lower due to the effect of cold-stacking vessels, $0.7 million lower due to the repositioning of vessels between geographic regions and $0.3 million for the active fleet and other marine services.

Africa, primarily West Africa. For the three and six months ended June 30, the Company’s direct vessel profit (loss) in Africa was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$13,014		$11,699		$12,301		$12,550
Fast support	9,841		9,556		9,877		8,587
Supply	7,464		12,495		7,425		13,334
Overall	9,509		10,348		9,482		9,913
Utilization:
Anchor handling towing supply		88%		99%		94%		59%
Fast support		87%		66%		87%		71%
Supply		90%		78%		91%		89%
Overall		88%		67%		89%		64%
Available Days:
Anchor handling towing supply	182		182		362		452
Fast support	728		759		1,448		1,328
Supply	421		91		781		181
Specialty	—		91		—		181
Overall	1,331		1,123		2,591		2,142
Operating revenues:
Time charter	$11,122	97%	$7,786	97%	$21,916	93%	$13,633	97%
Other marine services	350	3%	215	3%	1,637	7%	407	3%
	11,472	100%	8,001	100%	23,553	100%	14,040	100%
Direct operating expenses:
Personnel	4,314	38%	3,428	43%	8,387	36%	6,036	43%
Repairs and maintenance	1,663	14%	3,234	40%	3,019	13%	3,778	27%
Drydocking	910	8%	683	9%	912	4%	1,740	12%
Insurance and loss reserves	248	2%	357	4%	466	2%	539	4%
Fuel, lubes and supplies	900	8%	704	9%	1,569	6%	1,263	9%
Other	1,402	12%	871	11%	2,438	10%	1,517	11%
	9,437	82%	9,277	116%	16,791	71%	14,873	106%
Direct Vessel Profit (Loss)	$2,035	18%	$(1,276)	(16)%	$6,762	29%	$(833)	(6)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $3.3 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to fleet additions. Time charter revenues were $5.3 million higher due to fleet additions, $1.7 million lower due to the repositioning of vessels between geographic regions and $0.3 million lower due to a reduction in average day rates. As of June 30, 2018, the Company had no owned or leased-in vessels cold-stacked in this region compared with one of 14 vessels as of June 30, 2017. As of June 30, 2018, the Company had one specialty vessel retired and removed from service in this region.

  Direct Operating Expenses.  Direct operating expenses were $0.2 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating costs were $1.3 million higher due to net fleet additions, $0.8 million lower due to the repositioning of vessels between geographic regions and $0.3 million lower for the active fleet and other changes in fleet mix. Personnel costs were $0.9 million higher primarily due to net fleet additions, and repairs and maintenance expenses were $1.6 million lower primarily due to main engine replacements that occurred during the Prior Year Quarter.

Current Six Months compared with Prior Six Months

Operating Revenues.  Time charter revenues were $8.3 million higher in the Current Six Months compared with the Prior Six Months primarily due to fleet additions. Time charter revenues were $11.6 million higher due to net fleet additions, $1.1 million higher due to improved utilization of which $0.8 million was due to the reactivation of vessels from cold-stack, $4.0 million lower due to the repositioning of vessels between geographic regions and $0.4 million lower due to a reduction in average day rates. Other marine services were $1.2 million higher primarily due to the recognition of previously deferred revenue, following receipt of cash, due to collection concerns with regard to one customer. As of June 30, 2018, the Company had no owned or leased-in vessels cold-stacked in this region compared with one of 14 vessels as of June 30, 2017. As of June 30, 2018, the Company had one specialty vessel retired and removed from service in this region.

Direct Operating Expenses.  Direct operating expenses were $1.9 million higher in the Current Six Months compared with the Prior Six Months. On an overall basis, direct operating costs were $4.8 million higher due to net fleet additions, $0.9 million lower for the active fleet and other changes in fleet mix, $0.6 million lower due to the effect of cold-stacking vessels and other changes in fleet mix, and $1.4 million lower due to the repositioning of vessels between geographic regions. Personnel costs were $2.4 million higher primarily due to net fleet additions. Drydocking expenses were $0.8 million lower due to reduced drydocking activity, and repairs and maintenance expenses were $0.8 million lower due to main engine replacements that occurred during the Prior Six Months.

Middle East and Asia. For the three and six months ended June 30, the Company’s direct vessel profit (loss) in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$8,135		$7,956		$7,750		$8,180
Fast support	5,683		7,018		6,073		6,959
Supply	4,989		3,800		4,372		4,074
Specialty	—		12,000		—		12,000
Liftboats	31,998		—		33,311		—
Wind farm utility	2,025		—		2,025		—
Overall	8,226		6,580		8,155		6,765
Utilization:
Anchor handling towing supply		20%		66%		37%		77%
Fast support		96%		76%		85%		77%
Supply		53%		52%		66%		29%
Specialty		—%		14%		—%		7%
Liftboats		94%		—%		73%		—%
Wind farm utility		40%		—%		39%		—%
Overall		82%		55%		74%		52%
Available Days:
Anchor handling towing supply	138		182		318		272
Fast support	1,365		1,032		2,715		1,932
Supply	91		398		274		848
Specialty	—		91		—		181
Liftboats	182		182		362		182
Wind farm utility	229		—		468		362
Overall	2,005		1,885		4,137		3,777
Operating revenues:
Time charter	$13,591	106%	$7,415	99%	$24,965	104%	$13,238	93%
Other marine services	(792)	(6)%	109	1%	(922)	(4)%	986	7%
	12,799	100%	7,524	100%	24,043	100%	14,224	100%
Direct operating expenses:
Personnel	4,069	32%	4,147	55%	8,091	34%	7,270	51%
Repairs and maintenance	3,576	28%	3,947	52%	6,004	25%	4,523	32%
Drydocking	72	1%	358	5%	61	—%	516	3%
Insurance and loss reserves	361	3%	353	5%	597	2%	699	5%
Fuel, lubes and supplies	922	7%	908	12%	1,956	8%	1,432	10%
Other	836	6%	1,061	14%	2,044	9%	2,526	18%
	9,836	77%	10,774	143%	18,753	78%	16,966	119%
Direct Vessel Profit (Loss)	$2,963	23%	$(3,250)	(43)%	$5,290	22%	$(2,742)	(19)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $6.2 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to net fleet additions. Time charter revenues were $5.1 million higher due to net fleet additions, $1.5 million higher due to the repositioning of vessels between geographic regions, $0.4 million higher due to improved utilization and $0.8 million lower due to a reduction in average day rates. As of June 30, 2018, the Company had one of 21 owned and leased-in vessels cold-stacked in this region (one anchor handling towing supply vessel) compared with three of 23 vessels as of June 30, 2017. As of June 30, 2018, the Company had one specialty vessel retired and removed from service in this region.

Direct Operating Expenses.  Direct operating expenses were $0.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating expenses were $0.2 million higher due to fleet dispositions and $0.5 million higher due to the repositioning of vessels between geographic regions, $0.5 million lower for the vessels in active service, $0.4 million lower due to the effect of cold stacking vessels and $0.7 million lower due to less drydocking and main engine repairs.

Current Six Months compared with Prior Six Months

Operating Revenues.  Time charter revenues were $11.7 million higher in the Current Six Months compared with the Prior Six Months primarily due to net fleet additions. Time charter revenues were $10.0 million higher due to net fleet additions, $1.8 million higher due to the repositioning of vessels between geographic regions, $1.0 million higher due to improved utilization of which $0.6 million was due to the reactivation of vessels from cold-stack, and $1.1 million lower due to a reduction in average day rates. Other marine services were $1.9 million lower primarily due to the completion of a bareboat charter. As of June 30, 2018, the Company had one of 22 owned and leased-in vessels cold-stacked in this region (one anchor handling towing supply vessel) compared with three of 23 vessels as of June 30, 2017. As of June 30, 2018, the Company had one specialty vessel retired and removed from service in this region.

    Direct Operating Expenses.  Direct operating expenses were $1.8 million higher in the Current Six Months compared with the Prior Six Months. On an overall basis, direct operating expenses were $3.1 million higher due to net fleet additions and $0.8 million higher due to the repositioning of vessels between geographic regions. Direct operating expenses were $0.8 million lower due to the effect of cold stacking vessels, $0.5 million lower due to less drydocking and main engine repairs and $0.8 million lower for vessels in active service and other changes in fleet mix.

Brazil, Mexico, Central and South America. For the three and six months ended June 30, the Company’s direct vessel profit in Brazil, Mexico, Central and South America was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Fast support	6,800		—		68,000		—
Liftboats	24,113		—		21,047		—
Overall	19,127		—		18,069		—
Utilization:
Fast support		31%		—%		20%		—%
Liftboats		86%		—%		91%		—%
Overall		57%		—%		52%		—%
Available Days:
Fast support	220		91		348		181
Liftboats	197		14		287		14
Overall	417		105		635		195
Operating revenues:
Time charter	$4,556	69%	$—	—%	$5,930	65%	$—	—%
Bareboat charter	1,156	31%	1,156	88%	2,299	35%	2,299	91%
Other marine services	845	—%	162	12%	955	—%	237	9%
	6,557	100%	1,318	100%	9,184	100%	2,536	100%
Direct operating expenses:
Personnel	1,219	19%	148	11%	1,595	17%	161	6%
Repairs and maintenance	32	—%	116	9%	337	4%	120	5%
Drydocking	11	—%	—	—%	11	—%	—	—%
Insurance and loss reserves	169	3%	4	1%	236	3%	11	1%
Fuel, lubes and supplies	349	5%	27	2%	414	4%	27	1%
Other	488	8%	3	—%	548	6%	4	—%
	2,268	35%	298	23%	3,141	34%	323	13%
Direct Vessel Profit	$4,289	65%	$1,020	77%	$6,043	66%	$2,213	87%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $4.6 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $2.6 million higher due to the repositioning of vessels between geographic regions and $2.0 million higher due to fleet additions. As of June 30, 2018, the Company had one of eight owned and leased-in vessels cold-stacked in this region (one fast support vessel) compared with one of four vessels as of June 30, 2017.

Direct Operating Expenses.  Direct operating expenses were $2.0 million higher in the Current Year Quarter compared with the Prior Year Quarter, of which $1.1 million was due to the repositioning of vessels and $0.9 million was due to fleet additions.

Current Six Months compared with Prior Six Months

Operating Revenues. Time charter revenues were $5.9 million higher in the Current Six Months compared with the Prior Six Months. Time charter revenues were $3.9 million higher due to the repositioning of vessels between geographic regions and $2.0 million higher due to fleet additions. As of June 30, 2018, the Company had one of 8 owned and leased-in vessels cold-stacked in this region (one fast support vessel) compared with one of four vessels as of June 30, 2017.

Direct Operating Expenses. Direct operating expenses were $2.8 million higher in the Current Six Months compared with the Prior Six Months, of which $1.6 million was due to the repositioning of vessels and $1.2 million was due to fleet additions.

Europe, primarily North Sea. For the three and six months ended June 30, the Company’s direct vessel profit in Europe was as follows (in thousands, except statistics):

	For the Three Months ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Standby	9,157		8,457		9,107		8,295
Wind farm utility	2,342		2,124		2,331		2,074
Overall	4,823		4,176		4,984		4,294
Utilization:
Standby		80%		80%		79%		80%
Wind farm utility		76%		95%		70%		82%
Overall		76%		90%		72%		81%
Available Days:
Supply	91		—		91		—
Standby	1,746		1,820		3,595		3,620
Wind farm utility	3,228		3,185		6,319		6,335
Overall	5,065		5,005		10,005		9,955
Operating revenues:
Time charter	$18,505	97%	$18,713	96%	$36,123	97%	$34,778	97%
Other marine services	640	3%	680	4%	1,154	3%	1,141	3%
	19,145	100%	19,393	100%	37,277	100%	35,919	100%
Direct operating expenses:
Personnel	10,495	55%	8,671	45%	19,708	53%	16,588	46%
Repairs and maintenance	2,270	12%	2,191	11%	4,560	12%	3,925	11%
Drydocking	1,209	6%	900	5%	2,950	8%	2,179	6%
Insurance and loss reserves	254	1%	207	1%	489	1%	426	1%
Fuel, lubes and supplies	1,051	6%	1,006	5%	2,335	6%	1,955	6%
Other	254	1%	237	1%	532	2%	487	1%
	15,533	81%	13,212	68%	30,574	82%	25,560	71%
Direct Vessel Profit	$3,612	19%	$6,181	32%	$6,703	18%	$10,359	29%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  For standby safety vessels, time charter revenues were $0.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $ 0.7 million higher due to favorable changes in currency exchange rates, $0.5 million higher due to improved utilization, $0.1 million higher due to increased average day rates, and $0.8 million lower due to fleet dispositions.

For wind farm utility vessels, time charter revenues were $0.7 million lower.  Time charter revenues were $0.3 million higher due to favorable changes in currency exchange rates, $0.3 million higher due to fleet additions, $0.1 million higher due to improved average day rates, $0.2 million lower due to repositioning of vessels between geographic regions and $1.2 million lower due to reduced utilization.

Direct Operating Expenses.  Direct operating expenses were $2.3 million higher in the Current Year Quarter compared to the Prior Year Quarter.  On an overall basis vessel operating expenses were $1.4 million higher due to the cost of converting two supply vessels to standby safety classification, $1.2 million higher due to MNRPF pension deficit expense, $0.4 million higher for vessels in active service, primarily due to unfavorable changes in currency exchange rates, and $0.7 million lower due to net fleet dispositions.

Current Six Months compared with Prior Six Months

Operating Revenues.  For standby safety vessels, time charter revenues were $1.9 million higher in the Current Six Months compared with the Prior Six Months. Time charter revenues were $2.2 million higher due to favorable changes in currency exchange rates, $0.8 million higher due to improved utilization, $0.9 million lower due to fleet dispositions and $0.2 million lower due to reduced average day rates.

For wind farm utility vessels, time charter revenues were $0.5 million lower.  Time charter revenues were $0.8 million higher due to favorable changes in currency exchange rates, $0.3 million higher due to fleet additions, $0.1 million higher due to improved day rates, $1.3 million lower due to reduced utilization and $0.4 million lower due to the repositioning of vessels between geographic regions.

Direct Operating Expenses.  Direct operating expenses were $5.0 million higher in the Current Six Months compared to the Prior Six Months.  On an overall basis vessel operating expenses were $2.9 million higher for vessels in active service, primarily due to unfavorable changes in currency exchange rates, $1.2 million higher due to MNRPF pension deficit expense, $2.0 million higher due to the cost of converting two supply vessels to standby safety classification, $1.0 million lower due to net fleet dispositions and $0.1 million lower due to the repositioning of vessels between geographic regions.

Leased-in Equipment. Leased-in equipment expenses for the Current Year Quarter and Current Six Months were $0.8 million and $1.6 million lower compared with the Prior Year Quarter and Prior Six Months, respectively, due to the impairment and removal from service of a leased-in vessel during 2017.

Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Six Months were $6.1 million and $5.2 million lower compared with the Prior Year Quarter and Prior Six Months, respectively, primarily due to the acceleration of certain stock awards following the Spin-off in 2017 and the reduction in fees in connection with support services provided by SEACOR Holdings. These reductions were partially offset by increased legal and professional fees and equity incentive awards in 2018.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Six Months were $3.8 million and $10.8 million higher compared with the Prior Year Quarter and Prior Six Months, respectively, primarily due to net fleet additions.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one offshore support vessel and two supply vessels previously retired and removed from service, one standby safety vessel, one fast support vessel and other equipment for net proceeds of $2.2 million and a gain of $1.2 million.  During the Prior Year Quarter, the Company sold one supply vessel, two offshore support vessels previously retired and removed from service and other equipment for net proceeds of $1.3 million and losses of $0.6 million. In addition, the Company recorded impairment charges of $5.7 million during the Prior Year Quarter primarily related to one leased-in supply vessel removed from service, as it was not expected to be marketed prior to being returned to its owner.

During the Current Six Months, the Company sold one fast support vessel and two supply vessels previously retired and removed from service, one fast support vessel, one anchor handling towing supply vessel, one standby safety vessel and other equipment for net proceeds of $2.6 million and gains of $1.4 million, all of which was recognized currently. In addition, the Company recorded impairment charges of $3.0 million primarily related to the Company’s anchor handling towing supply vessels. During the Prior Six Months, the Company sold two liftboats, one supply vessel, four offshore support vessels previously retired and removed from service and other equipment for net proceeds of $10.0 million and gains of $4.2 million, all of which were recognized currently. In addition, the Company recognized impairment charges of $5.7 million during the Prior Six Months primarily related to one leased-in supply vessel removed from service, as it was not expected to be marketed prior to being returned to its owner.

Other Income (Expense), Net

For the periods ended June 30, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other Income (Expense):
Interest income	$352	$275	$568	$1,125
Interest expense	(6,489)	(4,546)	(12,622)	(7,728)
SEACOR Holdings management fees	—	(1,283)	—	(3,208)
SEACOR Holdings guarantee fees	(7)	(75)	(19)	(151)
Marketable security (losses) gains, net	—	(109)	—	11,629
Derivative losses, net	(2,668)	(213)	(14,184)	(302)
Foreign currency losses, net	(818)	(1,094)	(679)	(1,283)
Other, net	—	—	—	(1)
	$(9,630)	$(7,045)	$(26,936)	$81

Interest income. Interest income in the Current Six Months was lower compared with the Prior Six Months primarily due to lower interest from marketable security positions.

Interest expense. Interest expense in the Current Year Quarter and Current Six Months compared with the Prior Year Quarter and Prior Six Months, respectively, was higher primarily due to additional interest incurred on the debt facilities of Falcon Global International, Sea-Cat Crewzer, Sea-Crewzer II and Sea-Cat Crewzer III and FGUSA, along with higher interest as a result of the variable nature of interest rates on debt facilities.

SEACOR Holdings management fees. Following the Spin-off, SEACOR Holdings no longer charges management fees to the Company. However, Transition Service Agreement fees for various support services for a period up to two years following the Spin-off are included in administrative and general expenses.

Marketable security gains, net. Marketable security gains of $11.6 million in the Prior Six Months were primarily due to a long security position exited by the Company during the Prior Six Months.

Derivative gains (losses), net. Net derivative losses during the Current Year Quarter and Current Six Months were primarily due to increases in the fair value of the Company’s conversion option liability on its Convertible Senior Notes. The increases in the conversion option liability were primarily the result of increases in the Company’s share price and estimated credit spread, offset by a reduction in the liability following conversion of $50.0 million of its Convertible Senior Notes to equity as a result of the Exchange.

Foreign currency (gains) losses, net. Foreign currency losses for the Current Six Months were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.

Income Tax Benefit

During the Current Six Months, the Company's effective income tax rate of 20.1% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S income taxes, and a reversal of an unrecognized benefit. During the Prior Six Months, the Company's effective income tax rate of 27.2% was primarily due to losses of foreign subsidiaries not benefited.

Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax

Equity in earnings of 50% or less owned companies, net of tax, for the Current Year Quarter and Current Six Month compared with the Prior Year Quarter and Prior Six Months were $2.3 million and $2.5 million lower, respectively, due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
MexMar	$1,076	$1,222	$2,508	$2,589
OSV Partners	(356)	(228)	(1,043)	(420)
Sea-Cat Crewzer	—	248	—	234
Sea-Cat Crewzer II	—	(25)	—	99
SEACOR Grant DIS	—	(42)	(1,056)	(35)
Falcon Global International	—	—	—	(1,559)
Dynamic Offshore Drilling	(915)	93	(707)	617
SEACOSCO	(1,323)	—	(1,491)	—
Other	797	303	1,276	484
	$(721)	$1,571	$(513)	$2,009

OSV Partners. During the Current Year Quarter equity losses from OSV Partners GP LLC and OSV Partners LP LLC (collectively “OSV Partners”) were $0.1 million higher compared to the Prior Year Quarter primarily due to the vessels owned by these entities being out-of-service.

Seacor Grant DIS. During the Current Six Months equity losses of $1.1 million were primarily due to an impairment charge of $1.1 million, net of taxes, for an other than temporary decline in the fair value of the Company’s investment in Seacor Grant DIS.

                Falcon Global International. During the Prior Six Months, the Company’s partner declined to participate in a capital call from FGI and, as a consequence, the Company obtained 100% voting control of FGI in accordance with the terms of the operating agreement and began consolidating FGI’s net assets effective March 31, 2017. In February 2018, the Company and MOI (an affiliate of our partner in FGI during the Prior Six Months) contributed certain assets, including 100% of the equity interests in each member of FGI, to FGH, a consolidated subsidiary of the Company, in accordance with the terms of a Joint Venture Contribution and Formation Agreement (see Note 10).

               SEACOSCO. During the Current Year Quarter and Current Six Months equity losses of $1.3 million and $1.5 million, respectively, were primarily due to the mobilization of two new built vessels following delivery from the shipyard.

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

As of June 30, 2018, the Company had unfunded capital commitments of $43.3 million that included two fast support vessels, three supply vessels and three wind farm utility vessel. The Company’s capital commitments by year of expected payment are as follows (in thousands):

Remainder of 2018	$12,707
2019	21,620
2020	8,970
$43,297

The Company has indefinitely deferred an additional $20.8 million of orders with respect to two fast support vessels for which the Company had previously reported unfunded capital commitments.

As of June 30, 2018, the Company had outstanding debt of $371.8 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of June 30, 2018, are as follows:

Actual
Remainder of 2018	$11,429
2019	53,233
2020	18,421
2021	44,914
2022	43,293
Years subsequent to 2022	240,390
$411,680

As of June 30, 2018, the Company held balances of cash, cash equivalents, restricted cash, marketable securities and construction reserve funds totaling $126.3 million.   As of June 30, 2018, construction reserve funds of $38.2 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $7.3 million available under subsidiary credit facilities.

Summary of Cash Flows

For the six months ended June 30, the following is a summary of the Company's cash flows (in thousands):

	Six months Ended June 30,
	2018	2017
Cash flows provided by or (used in):
Operating Activities	$(33,686)	$53,736
Investing Activities	(30,274)	(13,753)
Financing Activities	39,887	(7,099)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(288)	1,127
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(24,361)	$34,011

Operating Activities

Cash flows provided by (used in) operating activities decreased by $88.7 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by (used in) operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2018	2017
DVP:
United States, primarily Gulf of Mexico	$3,296	$(2,950)
Africa, primarily West Africa	6,762	(833)
Middle East and Asia	5,290	(2,742)
Brazil, Mexico, Central and South America	6,043	2,213
Europe, primarily North Sea	6,703	10,359
Operating, leased-in equipment (excluding amortization of deferred gains)	(9,684)	(11,381)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(26,433)	(32,863)
SEACOR Holdings management and guarantee fees	(19)	(3,359)
Other, net (excluding non-cash losses)	—	(1)
Dividends received from 50% or less owned companies	1,324	1,642
	(6,718)	(39,915)
Changes in operating assets and liabilities before interest and income taxes	(19,513)	11,715
Director share awards	893	—
Restricted stock vesting	(51)	—
Proceeds from sale of marketable securities	—	51,877
Cash settlements on derivative transactions, net	(150)	(188)
Interest paid, excluding capitalized interest	(8,703)	(3,626)
Interest received	568	2,647
Income taxes refunded, net	(12)	31.226
Total cash flows (used in) provided by operating activities	$(33,686)	$53,736

_____________________

(1)	During the Current Six Months and the Prior Six Months, capitalized interest paid and included in purchases of property and equipment was $1.0 million and $2.3 million, respectively.

For a detailed discussion of the Company's financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company's working capital requirements.

Investing Activities

During the Current Six Months, net cash used in investing activities was $30.3 million, primarily for the following:

•	capital expenditures were $15.5 million;

•

the Company sold one fast support vessel and two supply vessels previously retired and removed from service, one fast support vessel, one standby safety vessel, one supply vessel and other equipment for net proceeds of $2.6 million ($2.5 million in cash and $0.1 million of previously received deposits) and received a $1.0 million deposit for the future sale of one specialty vessel

•	construction reserve funds account transactions included withdrawals of $7.2 million; and

•	the Company made investments in, and advances to, its 50% or less owned companies of $25.6 million for the new SEACOSCO joint venture.

During the Prior Six Months, net cash used in investing activities was $13.8 million, primarily as a result of the following:

•	capital expenditures and payments on fair value hedges were $29.1 million. Four fast support vessels were delivered during the period;

•

the Company sold two liftboats, one supply vessel, four offshore support vessels previously retired and removed from service and other property and equipment for net proceeds of $10.0 million ($9.5 million in cash and $0.5 million of previously received deposits);

•	construction reserve funds account transactions included deposits of $6.3 million and withdrawals of $16.7 million;

•	the Company made investments in, and advances to, its 50% or less owned companies of $4.2 million, comprised of $2.4 million to Falcon Global and $1.8 million to OSV Partners.

•	the Company received capital distributions of $7.4 million from its 50% or less owned company MexMar;

•	effective March 31, 2017, the Company consolidated Falcon Global International and assumed cash of $1.9 million.

•

effective April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II LLC through the acquisition of its partners' 50% ownership interest for $9.6 million, net of cash acquired; and

•

effective April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer LLC through the acquisition of its partners' 50% ownership interest for $0.1 million, net of cash acquired.

Financing Activities

During the Current Six Months, net cash provided by financing activities was $39.9 million. The Company:

•	borrowed $10.0 million under the FGUSA Revolving Loan Facility;

•	paid $15.0 million in debtor-in-possession obligations assumed from MOI;

•	converted €6.0 million of denominated debt into pound sterling debt, paying $7.5 million in euro debt and borrowing $8.5 million in pound sterling debt, resulting in a net increase in USD borrowings of $1.0 million;

•	made scheduled payments on long-term debt and obligations of $12.7 million;

•	issued Common Stock for proceeds of $43.0 million in a private placement; and

•	issued Warrants to purchase Common Stock for proceeds of $12.8 million in a private placement.

During the Prior Six Months, net cash used in financing activities was $7.1 million. The Company:

•	borrowed $3.4 million under the Sea-Cat Crewzer III Term Loan Facility;

•	made other scheduled payments on long-term debt and capital lease obligations of $4.0 million;

•	incurred issuance costs of $0.2 million related to a number of new debt facilities;

•	purchased subsidiary shares from holders of noncontrolling interests for $3.7 million; and

•	paid SEACOR Holdings $2.7 million for the distribution of SEACOR Marine restricted stock to Company personnel in connection with the Spin-off.

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

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  There has been no material change in the Company’s off-balance sheet arrangements during the six months ended June 30, 2018.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 4. Long-Term Debt” in the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in “Note 7. Long-Term Debt” in the Company's audited consolidated financial statements included in its Annual Report on Form 10-K.

Contractual Obligations and Commercial Commitments

For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  There has been no material change in the Company’s contractual obligations and commercial commitments during the six months ended June 30, 2018.

Contingencies

As of June 30, 2018, SEACOR Holdings has guaranteed $51.6 million on behalf of the Company for various obligations including: letter of credit obligations, performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2018. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, see Note 10. “Commitments and Contingencies” included in Part I. Item 1. “ Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

On April 26, 2018, the Company closed the PIPE Private Placement for aggregate gross proceeds of $56,855,000 with certain qualified institutional buyers and other accredited investors and entered into a registration rights agreement with those qualified institutional buyers and other accredited investors. The PIPE Private Placement included the issuance of the PIPE Shares and the PIPE Warrants. The PIPE Shares and PIPE Warrants in the PIPE Private Placement were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On May 2, 2018, the Company and Carlyle entered into the Exchange pursuant to which Carlyle exchanged $50.0 million in principal amount of the Convertible Senior Notes for the Carlyle Warrants. The Carlyle Warrants in the Exchange were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On May 31, 2018, Carlyle exercised Carlyle Warrants to purchase a total of 250,585 shares of Common Stock (after giving effect to the withholding of 108 shares of Common Stock as payment for the exercise price of the Warrants) (the “Carlyle Warrant Exercise”). Following the Carlyle Warrant Exercise, Carlyle holds Warrants to purchase 1,636,099 shares of Common Stock at an exercise price of $0.01 per share. The Common Stock issued in the Carlyle Warrant Exercise was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On June 8, 2018, CME exercised PIPE Warrants and paid an aggregate cash exercise price of $0.01 per share to purchase a total of 38,857 shares of Common Stock (the “CME Warrant Exercise”). Following the CME Warrant Exercise, CME holds Warrants to purchase 635,307 shares of Common Stock at an exercise price of $0.01 per share. The Common Stock issued in the CME Warrant Exercise was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1

Subscription Agreement, dated as of April 20, 2018, by and among SEACOR Marine Holdings Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of SEACOR Marine Holdings Inc. filed with the Securities and Exchange Commission on May 10, 2018).

10.2	Registration Rights Agreement, dated as of April 26, 2018, by and among SEACOR Marine Holdings Inc. and the purchasers named therein (incorporated by reference to Exhibit
10.6 to the Quarterly Report on Form 10-Q of SEACOR Marine Holdings Inc. filed with the Securities and Exchange Commission on May 10, 2018).
10.3

Amendment and Exchange Agreement, dated as of May 2, 2018, by and among SEACOR Marine Holdings Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SEACOR Marine Holdings Inc. filed with the Securities and Exchange Commission on May 2, 2018).

10.4	Form of Director Stock Option Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan.
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	August 9, 2018	By:	/s/ John Gellert
John Gellert, President and Chief Executive Officer (Principal Executive Officer)

DATE:	August 9, 2018	By:	/s/ Jesus Llorca
Jesus Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)