Form 10-Q
period 2018-09-30
SEACOR Marine Holdings Inc.
filed 2018-11-13
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________________________

FORM 10-Q

________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018              or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of November 13, 2018 was 20,437,818. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$102,864	$110,234
Restricted cash	1,655	2,317
Receivables:
Trade, net of allowance for doubtful accounts of $4,077 and $4,039 in 2018 and 2017, respectively	75,349	45,616
Other	16,552	12,341
Inventories	3,646	3,756
Prepaid expenses and other	2,692	3,026
Total current assets	202,758	177,290
Property and Equipment:
Historical cost	1,279,000	1,179,836
Accumulated depreciation	(568,752)	(560,160)
	710,248	619,676
Construction in progress	82,953	70,157
Net property and equipment	793,201	689,833
Investments, at Equity, and Advances to 50% or Less Owned Companies	120,340	92,169
Construction Reserve Funds	35,596	45,361
Other Assets	3,582	3,851
	$1,155,477	$1,008,504
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,426	$22,858
Accounts payable and accrued expenses	20,480	24,024
Due to SEACOR Holdings	463	1,358
Accrued wages and benefits	4,497	5,087
Accrued income taxes	4,454	4,290
Accrued capital, repair and maintenance expenditures	27,812	19,618
Deferred revenues	9,754	10,104
Other current liabilities	17,255	11,879
Total current liabilities	102,141	99,218
Long-Term Debt	397,738	292,041
Conversion Option Liability on Convertible Senior Notes	17,928	6,832
Deferred Income Taxes	46,120	55,506
Deferred Gains and Other Liabilities	26,662	31,741
Total liabilities	590,589	485,338
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 20,441,590 and 17,675,356 shares issued in 2018 and 2017, respectively	204	177
Additional paid-in capital	414,460	303,996
Retained earnings	134,628	216,511
Shares held in treasury	(86)	—
Accumulated other comprehensive loss, net of tax	(13,945)	(12,493)
	535,261	508,191
Noncontrolling interests in subsidiaries	29,627	14,975
Total equity	564,888	523,166
	$1,155,477	$1,008,504

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS (in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues	$70,255	$47,813	$182,677	$124,440
Costs and Expenses:
Operating	51,423	41,258	141,416	119,119
Administrative and general	12,234	10,318	40,573	43,849
Depreciation and amortization	17,342	15,622	55,260	42,758
	80,999	67,198	237,249	205,726
Gains (Losses) on Asset Dispositions and Impairments, Net	586	(9,744)	(1,002)	(11,243)
Operating Loss	(10,158)	(29,129)	(55,574)	(92,529)
Other Income (Expense):
Interest income	309	354	877	1,479
Interest expense	(7,761)	(4,295)	(20,383)	(12,023)
SEACOR Holdings management fees	—	—	—	(3,208)
SEACOR Holdings guarantee fees	(5)	(21)	(24)	(172)
Loss on Debt Extinguishment	(638)	—	(638)	—
Marketable security (losses) gains, net	—	(698)	—	10,931
Derivative gains (losses), net	4,387	13,022	(9,797)	12,720
Foreign currency losses, net	(302)	(106)	(981)	(1,389)
Other, net	678	—	678	(1)
	(3,332)	8,256	(30,268)	8,337
Loss Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(13,490)	(20,873)	(85,842)	(84,192)
Income Tax Expense (Benefit)	1,249	(5,823)	(13,299)	(23,045)
Loss Before Equity in Earnings of 50% or Less Owned Companies	(14,739)	(15,050)	(72,543)	(61,147)
Equity in (Losses) Earnings of 50% or Less Owned Companies, Net of Tax	(1,027)	(7,306)	(1,540)	(5,297)
Net Loss	(15,766)	(22,356)	(74,083)	(66,444)
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	191	(1,881)	(4,269)	(4,582)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(15,957)	$(20,475)	$(69,814)	$(61,862)

Basic Loss Per Common Share and Warrants of SEACOR Marine Holdings Inc.	$(0.71)	$(1.17)	$(3.42)	$(3.51)
Diluted Loss Per Common Share and Warrants of SEACOR Marine Holdings Inc.	$(0.71)	(1.25)	$(3.42)	(3.51)

Weighted Average Common Shares and Warrants Outstanding:
Basic	22,512,886	17,550,663	20,391,297	17,617,420
Diluted	22,512,886	21,621,163	20,391,297	17,617,420

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Loss	$(15,766)	$(22,356)	$(74,083)	$(66,444)
Other Comprehensive Loss:
Foreign currency translation (losses) gains	(533)	1,433	(1,406)	4,217
Derivative (losses) gains on cash flow hedges	(32)	91	36	(347)
Reclassification of derivative (gains) losses on cash flow hedges to interest expense	(305)	32	(305)	81
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	46	49	217	384
	(824)	1,605	(1,458)	4,335
Income tax benefit	(11)	(541)	(46)	(1,428)
	(835)	1,064	(1,504)	2,907
Comprehensive Loss	(16,601)	(21,292)	(75,587)	(63,537)
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	172	(1,822)	(4,321)	(4,327)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(16,773)	$(19,470)	$(71,266)	$(59,210)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
December 31, 2017	177	303,996	—	216,511	(12,493)	14,975	523,166
Impact of adoption of accounting principle	—	—	—	(12,069)	—	—	(12,069)
December 31, 2017 as adjusted	177	303,996	—	204,442	(12,493)	14,975	511,097
Issuance of Common Stock	23	42,973	—	—	—	—	42,996
Issuance of Warrants	—	62,809	—	—	—	—	62,809
Amortization of employee share awards	—	2,602	—	—	—	—	2,602
Exercise of options	1	812	—	—	—	—	813
Exercise of Warrants	3	—	(3)	—	—	—	—
Restricted stock vesting	—	—	(83)	—	—	—	(83)
Director share awards	—	893	—	—	—	—	893
Acquisition of consolidated joint venture	—	—	—	—	—	(12,037)	(12,037)
Issuance of noncontrolling interests	—	375	—	—	—	31,010	31,385
Net loss	—	—	—	(69,814)	—	(4,269)	(74,083)
Other comprehensive loss	—	—	—	—	(1,452)	(52)	(1,504)
September 30, 2018	204	414,460	(86)	134,628	(13,945)	29,627	564,888

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(74,083)	$(66,444)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	55,260	42,758
Deferred financing costs amortization	1,784	2,028
Restricted stock amortization	2,602	363
Restricted stock vesting	(83)	—
Director share awards	893	—
Debt discount amortization	4,025	3,316
Amortization of deferred gains against charter expense	(6,028)	(6,109)
Bad debt expense	86	(516)
Loss from equipment sales, retirements or impairments	1,002	11,243
Gain from other sales	(428)	—
Gains from sale of marketable securities, net	—	(10,931)
Proceeds from sale of securities	—	51,877
Derivative losses (gains)	9,797	(12,720)
Cash settlement on derivative transactions, net	(48)	(372)
Currency loss	980	1,389
Deferred income taxes	(20,980)	(12,534)
Equity losses, net	1,540	5,297
Dividends received from equity investees	1,324	2,442
Changes in Operating Assets and Liabilities:
Accounts receivables	(29,246)	735
Other assets	1,003	3,575
Accounts payable and accrued liabilities	479	19,747
Net cash (used in) provided by operating activities	(50,121)	35,144
Cash Flows from Investing Activities:
Purchases of property and equipment	(37,763)	(52,353)
Cash settlements on derivative transactions, net	—	(369)
Proceeds from disposition of property and equipment	5,384	9,797
Net change in construction reserve fund	9,765	32,754
Sale of subsidiary joint venture	8,017	—
Investments in and advances to 50% or less owned companies	(30,253)	(5,302)
Return of investments and advances from 50% or less owned companies	—	7,350
Capital distributions from equity investees	6,463	—
Proceeds from sale of investment in equity investees	—	89
Payments received on third party notes receivable, net	99	—
Principal payments on notes due from equity investees	—	313
Cash assumed on consolidation of 50% or less owned companies	—	1,943
Business acquisitions, net of cash acquired	—	(9,751)
Net cash used in investing activities	(38,288)	(15,529)
Cash Flows from Financing Activities:
Payments on long-term debt	(38,053)	(8,572)
Proceeds from issuance of long-term debt, net of issue costs	62,353	6,845
SMHI Restricted Stock	—	(2,656)
Purchase of subsidiary shares from noncontrolling interests	—	(3,693)
Proceeds from exercise of stock options and Warrants	813	—
Issuance of stock	42,996	—
Issuance of Warrants	12,809	—
Net cash provided by (used in) financing activities	80,918	(8,076)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(541)	1,666
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(8,032)	13,205
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	112,551	118,771
Cash, Restricted Cash and Cash Equivalents, End of Period	$104,519	$131,976

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

Recently Adopted Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The new standard supersedes current revenue recognition requirements and industry-specific guidance. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted this new standard on January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of accumulated deficit. The Company implemented the necessary changes to its business processes, systems and controls to support recognition and disclosure of this ASU upon adoption. The Company's revenues are primarily based on leases or rental agreements with customers which are not addressed in the new standard. As a result, the adoption of the standard did not have a material effect on the Company's financial position, results of operations or cash flows, but did result in increased disclosures related to revenue recognition policies.

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

Revenue Recognition. Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. Costs to obtain or fulfill a contract are expensed as incurred.

Lease Revenues. The primary source of the Company’s revenues is earned through time charter and bareboat agreements. Time charter and bareboat agreements are rental agreements that are recognized ratably over the lease term as the services are provided, typically on a per day basis. The charterer will take the vessel on hire for a specific period of time and uses the vessel to move cargo, people or equipment and will pay the Company a rate per day. Under a time charter the Company provides a vessel to a customer for a set term and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer for a set term and the customer assumes responsibility for all operating expenses and the risk of operation (see Note 15).

Revenues from Customers. The Company contracts with various customers to carry out management services for vessels as agents for and on behalf of ship owners.  These services include crew management, technical management, commercial management, insurance arrangements, sale and purchase of vessel, provisions and bunkering. As the manager, the Company undertakes to use its best endeavors to provide the agreed management services as agents for and on behalf of the owners in accordance with sound ship management practice and to protect and promote the interest of the owners in all matters relating to the provision of services hereunder. The Company also contracts with various customers to carry out management services regarding engineering for vessel construction and vessel conversions. The vast majority of the ship management agreements span over the length of one to three years and are typically billed on a monthly basis. The Company transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred (see Note 15).

Revenue that does not meet these criteria is deferred until the criteria is met and are considered contract liabilities. Contract liabilities, included in other current liabilities in the accompanying condensed consolidated balance sheets, for the nine months ended September 30 were as follows (in thousands):

	2018	2017
Balance at beginning of period	$10,104	$6,953
Revenues deferred during the period	2,756	3,147
Revenues recognized during the period	(3,191)	—
Balance at end of period	$9,669	$10,100

As of September 30, 2018, contract liabilities of $6.8 million related to the time charter of several offshore support vessels paid through the conveyance of an overriding royalty interest (the “Conveyance”) in developmental oil and gas producing properties operated by a customer in the U.S. Gulf of Mexico. Payments under the Conveyance, and the timing of such payments, were contingent upon production and energy sale prices. On August 17, 2012, the customer filed a voluntary petition for Chapter 11 bankruptcy. The Company is vigorously defending its interest in connection with the bankruptcy filing; however, payments received under the Conveyance subsequent to May 19, 2012 are subject to creditors’ claims in bankruptcy court.  The Company will recognize revenues when reasonably assured of a judgment in its favor. All costs and expenses related to these charters were recognized as incurred.

As of September 30, 2018, contract liabilities of $2.5 million related to the time charter of an offshore support vessel to a customer for which collection was not reasonably assured. The Company will recognize revenues when collected or when collection is reasonably assured. All costs and expenses related to this charter were recognized as incurred.

The remaining balance of $0.4 million as of September 30, 2018 is comprised of contract liabilities to two customers for which collection is not reasonably assured.

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

As of September 30, 2018, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the nine months ended September 30, 2018, capitalized interest totaled $1.6 million.

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2018, the Company recognized $3.0 million of impairment charges primarily related to four anchor handling towing supply vessels removed from service and adjusted to scrap value.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2018, the Company recognized impairment charges of $1.2 million related to one of its 50% or less owned companies which the Company believes will be unable to meet all of its liabilities.

Income Taxes. During the nine months ended September 30, 2018, the Company's effective income tax rate of 15.5% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, a return-to-provision adjustment and a reversal of an unrecognized tax benefit. During the nine months ended September 30, 2017, the Company’s effective income tax rate of 27.4% was primarily due to losses of foreign subsidiaries not benefited, non-deductible expenses associated with the Company's participation in SEACOR Holdings' share award plans and non-deductible Spin-off related expenses reimbursed to SEACOR Holdings.

Deferred Gains. The Company has sold certain equipment to its 50% or less owned companies, entered into vessel sale-leaseback transactions with finance companies and provided seller financing on sales of its equipment to third parties and its 50% or less owned companies. A portion of the gains realized from these transactions were deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets. Deferred gain activity related to these transactions for the nine months ended September 30 was as follows (in thousands):

	2018	2017
Balance at beginning of period	$25,006	$33,910
Amortization of deferred gains included in operating expenses as a reduction to rental expense	(6,053)	(6,109)
Other adjustments	(416)	(364)
Balance at end of period	$18,537	$27,437

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Other Comprehensive Income (Loss)
December 31, 2017	$(13,195)	$702	$(12,493)	$(1,357)	$1
Other comprehensive income (loss)	(1,358)	(48)	(1,406)	(48)	(4)	$(1,458)
Income tax expense	—	(46)	(46)	—	—	(46)
Nine months Ended September 30, 2018	$(14,553)	$608	$(13,945)	$(1,405)	$(3)	$(1,504)

Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares and warrants to purchase common shares at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods.  The Warrants are included in the basic loss per common share because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive.  Diluted loss per common share of the Company is computed based on the weighted average number of common shares and Warrants issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method that assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes.  For the nine months ended September 30, 2018 and 2017, diluted earnings per common share of the Company excluded 2,183,708 and 4,070,500 common shares, respectively, issuable pursuant to the Company’s Convertible Senior Notes (see Note 4) as the effect of their inclusion in the computation would be anti-dilutive.  In addition, for the nine months ended September 30, 2018, diluted loss per common share of the Company excluded 196,338 shares of restricted stock and 732,191 shares of stock issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

While calculating the weighted average basic and diluted number of common shares and warrants issued and outstanding for the quarter ending September 30, 2018, the Company discovered that it had understated the weighted average basic and diluted common shares and warrants issued and outstanding for both the three months and six months ended June 30, 2018.  As a result of this error, the Company also overstated the basic and diluted loss per common share and warrant for the same two periods.  The correct weighted average basic and diluted common shares and warrants for the three months ended June 30, 2018 was 21,035,214, an increase of 1,056,698 versus the number previously reported.  This increase results in a corrected basic and diluted loss per common share and warrant of $1.19 versus $1.25 previously reported.  The correct weighted average basic and diluted common shares and warrants for the six months ended June 30, 2018 was 19,312,923, an increase of 1,345,681 versus the number previously reported.  This increase results in a corrected basic and diluted loss per common share and warrant of $2.79 versus $3.00 previously reported.  The net loss attributable to the Company for the three and six months ended June 30, 2018, as well as all prior year numbers were not impacted.

Upon assessing the error from both a quantitative and qualitative perspective, the Company concluded the error was not material to the June 30, 2018 financial statements and has no impact on the September 30, 2018 financial statements presented herein.

New Accounting Pronouncements. On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new leasing standard meant to improve transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding right-of-use asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company will adopt the new standard on January 1, 2019 and will apply the transition provisions of the new standard at its adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings. The Company believes the adoption of the new standard will have a material impact on its consolidated financial position, results of operations and cash flows, estimated to be $40 million to $75 million in new right-of-use assets and corresponding lease liabilities for certain of its equipment, office and land leases.  The Company's estimates are preliminary and are based on its current inventory of leases.  If the Company enters into or exits material lease arrangements prior to adoption or makes material changes to certain of its assumptions, including lease discount rates, the Company's estimates may change and those changes may be material.

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

In August 2018, the FASB issued a new accounting standard which provided guidance regarding the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement).  The standard is effective for interim and annual periods beginning after December 15, 2019.  The Company is evaluating the provisions of the standard, but does not expect the adoption of the new standard to have a material impact on its consolidated financial position or its results of operations and cash flows.

2.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2018, capital acquisitions were $44.6 million. Equipment deliveries during the nine months ended  September 30, 2018 include two wind farm utility vessels and two platform supply vessels which were constructed through the SEACOSCO joint venture as described in Note 3 below. Equipment acquisitions include six liftboats contributed from Montco Offshore, LLC (“MOI”) to certain wholly-owned subsidiaries of Falcon Global Holdings LLC (“FGH”) as described in Note 4 below, and two anchor handling towing supply vessels that were previously managed (but not owned) by the Company.

During the nine months ended September 30, 2018, the Company sold one fast support vessel and two supply vessels previously retired and removed from service, one anchor handling towing supply vessel, two standby safety vessels, three fast support vessels, one wind farm utility vessel, and other property and equipment for net proceeds of $4.0 million ($3.9 million in cash and $0.1 million of previously received deposits) and gains of $2.0 million.  In addition, the Company received $1.4 million in deposits for future asset sales.

3.	INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

SEACOSCO. On January 17, 2018, the Company announced the formation of SEACOSCO Offshore LLC (“SEACOSCO”), a Marshall Islands entity jointly owned by the Company and affiliates of COSCO SHIPPING GROUP (“COSCO SHIPPING”).  SEACOSCO entered into contracts for the purchase of eight Rolls-Royce designed, new construction platform supply vessels (“PSVs”) from COSCO SHIPPING HEAVY INDUSTRY (GUANGDONG) CO., LTD (the “Shipyard”), an affiliate of COSCO SHIPPING, for approximately $161.1 million, of which 70% will be financed by the Shipyard and secured by the PSVs on a non-recourse basis to the Company.  SEACOSCO took delivery of two vessels in the quarter ending  March 31, 2018, took title to another five of the PSVs in the quarter ending June 30, 2018 and expects to take title to one vessel in 2019.  Thereafter, the Shipyard, at its cost, will store the PSVs at its facility for periods ranging from six to 18 months.  The Company owns an unconsolidated 50% interest in SEACOSCO.  During the nine months ended September 30, 2018, the Company contributed capital of $27.0 million in cash. The expected remaining capital commitment of approximately $5.3 million will be due over the remainder of 2018 and the first half of 2019. The Company is responsible for full commercial, operational, and technical management of the vessels on a worldwide basis.

SEACOR Grant DIS.   As of September 30, 2018, the Company estimates that SEACOR Grant DIS will be unable to meet all its liabilities and has recorded a bad debt reserve of $0.5 million against SEACOR Grant DIS’s liability to the Company and an impairment charge of $1.2 million to reduce its investment carrying value to zero. SEACOR Grant DIS is currently in discussions to sell its one vessel to a third party, which may provide proceeds that are available to its debt holders including the Company.

SEACOR Marlin.  The Company created a new subsidiary, SEACOR Marlin LLC (“SMLLC”) and contributed the Seacor Marlin supply vessel into SMLLC. On September 13, 2018, the Company sold 51% of SMLLC to MexMar Offshore (MI) LLC (“MexMar Offshore”), a wholly-owned subsidiary of MexMar, for $8.0 million in cash, which generated a gain of $0.4 million. The Seacor Marlin supply vessel was pledged as collateral under the MexMar credit facility, for which the Company receives an annual collateral fee. SMLLC is a 50% or less owned company and will be accounted for using the equity method of accounting.

OSV Partners. SEACOR OSV Partners I LP (“OSV Partners”), which owns and operates five offshore support vessels, had been in non-compliance with certain financial covenants under its term loan facility. On September 28, 2018, such facility, in the principal amount outstanding of $27.3 million, was restructured to, among other things, extend its maturity to September 28, 2021 and, in connection therewith, the Company participated in a $5.0 million preferred equity offering of OSV Partners and a subordinated loan in the amount of $5.0 million, investing $1.1 million in such preferred equity (and committing to invest an additional $1.1 million in such preferred equity if called by the general partner of OSV Partners prior to September 30, 2020) and providing $2.1 million of such loan.  The lenders to OSV Partners have no recourse to the Company for outstanding amounts under the facility and the Company is not obligated to make any future investment in or loan any money to OSV Partners.

Guarantees. The Company has guaranteed certain of the outstanding charter receivables of one of its managed 50% or less owned companies if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of September 30, 2018, the total amount guaranteed by the Company under this arrangement is $0.5 million.

 In addition, as of  September 30, 2018, two of the Company's 50% or less owned companies have bank debt secured by, among other things, a first preferred mortgage on the Company's vessels.  The banks also have the authority to require the Company and its partners to fund uncalled capital commitments, as defined in the partnership agreements.  In such event, the Company would be required to contribute its allocable share of uncalled capital, which was, as of September 30, 2018, $1.0 million in the aggregate.  This liability is included in other long-term liabilities.

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

MOI Joint Venture. On February 8, 2018, a wholly-owned subsidiary of SEACOR Marine and MOI formed and capitalized a joint venture named Falcon Global Holdings LLC.  In connection therewith and MOI’s plan of reorganization, which was confirmed on January 18, 2018, MOI emerged from its Chapter 11 bankruptcy case. In accordance with the terms of a Joint Venture Contribution and Formation Agreement, the Company and MOI contributed certain liftboat vessels and other related assets to FGH and its designated subsidiaries and FGH and its designated subsidiaries assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets. On February 8, 2018, Falcon Global USA LLC (“FGUSA”), a wholly-owned subsidiary of FGH, paid $15.0 million of MOI’s debtor-in-possession obligations and entered into a $131.1 million credit agreement comprised of a $116.1 million term loan (the “FGUSA Term Loan”) and a $15.0 million revolving loan facility (the “FGUSA Revolving Loan Facility”) bearing interest at a variable rate (currently 6.63%), maturing in 2024 and secured by vessels owned by wholly-owned subsidiaries of FGUSA (collectively, the “FGUSA Credit Facility”). The full amount of the FGUSA Term Loan and other amounts paid by affiliates of MOI satisfied in full the amounts outstanding under MOI’s pre-petition credit facilities. The FGUSA Credit Facility, apart from a guarantee of certain interest payments and participation fees for two years after the closing of the transactions, is non-recourse to SEACOR Marine and its subsidiaries other than FGUSA. The Company performed a fair market valuation of the debt reflecting a debt discount of $10.0 million, which will be amortized over the life of the FGUSA Credit Facility. Scheduled principal payments begin in 2020. During the nine months ending September 30, 2018, the Company borrowed $15.0 million under the FGUSA Revolving Loan Facility for working capital purposes.  The Company consolidates FGH as the Company holds 72% of the equity interest in FGH and is entitled to appoint a majority of the board of managers of FGH.

Windcat. During the nine months ended September 30, 2018, the Company converted €6.0 million denominated debt to pound sterling denominated debt, paying off approximately $7.5 million in euro denominated debt and borrowing approximately $8.5 million in pound sterling denominated debt, resulting in a net increase in USD borrowings of $1.0 million to be used for future capital commitments.

Seacor 88/888. On July 5, 2018, a wholly-owned subsidiary of SEACOR Marine entered into a new term loan of $11.0 million and used the funds to acquire two vessels that were previously managed (but not owned) by the Company.  The term loan matures in 2023, bears interest at a variable rate (currently 5.9%) and is secured by the two vessels. SEACOR Marine provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder. In October 2018, the Company entered into an interest rate swap agreement on the notional value of $5.5 million related to this loan.

Seacor Marine Foreign Holdings.  On September 26, 2018, SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly-owned subsidiary of SEACOR Marine, entered into a $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA.  SMFH's obligations pursuant to the loan facility are secured by mortgages on 20 vessels owned by the Company's vessel owning subsidiaries as well as an assignment of earnings from those subsidiaries.  The loan matures in 2023 and bears interest at a variable rate (currently 6.1875%).  The obligations of SMFH under the loan facility are guaranteed by SEACOR Marine. The proceeds from the syndicated loan facility were used to pay off other credit facilities of subsidiaries of the Company ($101.3 million, made up of $99.9 million principal and $1.4 million accrued interest), resulting in a net increase in term debt of $30.1 million.  Principal payments of $3.3 million per quarter will begin in December 2018.  In October 2018, the Company entered into an interest rate swap agreement on the notional value of $65.5 million related to this debt.  As a result of this transaction, the Company recognized a loss of $0.6 million upon the extinguishment of debt.

Letters of Credit. As of September 30, 2018, the Company had outstanding letters of credit of $5.8 million securing one long-term debt obligation, $0.3 million securing one lease obligation and $2.5 million for labor and performance guarantees.

5.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the nine months ended September 30, 2018:

Statutory rate	21.0%
Noncontrolling interests	(1.0%)
Foreign earnings not subject to U.S. income tax	(3.2)%
Foreign taxes not creditable against U.S. income tax	(2.9)%
Unrecognized tax benefit	4.5%
Return to provision adjustment	(4.0)%
Other	1.1%
15.5%

As of December 31, 2017, the Company's net operating loss carryforwards excluded potential tax benefits of $3.9 million as a result of uncertainty regarding interpretation of the new U.S. tax legislation signed into law on December 22, 2017. Subsequent guidance has confirmed that the Company should recognize the tax benefits of $3.9 million and therefore, for the nine months ending September 30, 2018, the Company removed the valuation allowance previously established against the net operating loss carryforwards.

During the preparation of the 2017 federal income tax return in the third quarter of 2018, the Company realized management overestimated the available foreign taxes that could be credited against the 2017 transition tax.  This resulted in an additional tax liability of $3.4 million on its 2017 federal income tax return.  This additional liability was recorded as a return-to-provision adjustment to tax expense during the three months ended September 30, 2018.  Upon assessing the out of period adjustment from both a quantitative and qualitative perspective, the Company believes that this out of period adjustment is immaterial to both the year ended December 31, 2017 and the three months ended September 30, 2018 financial statements.

6.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of September 30, 2018 were as follows (in thousands):

	Derivative Asset(1)	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$10	(2)
	—	10
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	—	17,928
Interest rate swap agreements	1,565	25	(2)
	$1,565	$17,963

______________________

(1)	Included in other receivables in the accompanying condensed consolidated balance sheets.
(2)	Included in other current liabilities in the accompanying condensed consolidated balance sheets.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized immaterial losses on derivative instruments designated as cash flow hedges during the nine months ended September 30, 2018. As of September 30, 2018, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•

Windcat Workboats had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03)% on the aggregate notional value of €15.0 million (approximately $17.5 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value.

•

MexMar had five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% on the aggregate amortized notional value of $100.5 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized (losses) gains on derivative instruments not designated as hedging instruments for the nine months ended  September 30 as follows (in thousands):

	2018	2017
Conversion option liability on Convertible Senior Notes	$(11,096)	$13,119
Forward currency exchange, option and future contracts	—	(78)
Interest rate swap agreements	1,299	(321)
	$(9,797)	$12,720

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes (see Note 4 in this Quarterly Report on Form 10-Q and Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of September 30, 2018, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•

OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% on the aggregate amortized notional value of $29.2 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

On September 28, 2018, the Company refinanced and extinguished its debts related to the following interest rate swaps:

•

Falcon Global International had an interest rate swap agreement maturing in 2022 that called for the Company to pay a fixed interest rate of 2.06% on the amortized notional value of $51.6 million and receive a variable interest rate based on LIBOR on the amortized notional value.  The swap was terminated on September 28, 2018 with de minimis breakage costs, and the $1.2 million fair market value of the swap was received in October 2018.

•

Sea-Cat Crewzer II had an interest rate swap agreement maturing in 2019 that called for Sea-Cat Crewzer II to pay a fixed rate of interest of 1.52% on the amortized notional value of $19.1 million and receive a variable interest rate based on LIBOR on the amortized notional value. The swap was terminated on September 28, 2018 with de minimis breakage costs, and the $0.2 million fair market value of the swap was received in October 2018.

•

Sea-Cat Crewzer had an interest rate swap agreement maturing in 2019 that called for Sea-Cat Crewzer to pay a fixed rate of interest of 1.52% on the amortized notional value of $16.9 million and receive a variable interest rate based on LIBOR on the amortized notional value. The swap was terminated on September 28, 2018 with de minimis breakage costs, and the $0.2 million fair market value of the swap was received in October 2018.

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

The Company’s financial assets and liabilities as of September 30, 2018 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Derivative instruments (included in other receivables)	$—	$1,565	$—
Construction reserve funds	35,596	—	—
LIABILITIES
Derivative instruments	—	35	17,928

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

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2018 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$104,519	$104,519	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	415,164	—	416,888	—

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

The Company’s other assets and liabilities that were measured at fair value during the nine months ended September 30, 2018 were as follows (in thousands):

	Level 1	Level 2	Level 3
ASSETS
Property and equipment:
Anchor handling towing supply	$—	$2,000	$—
Liftboats	—	—	134,775

Property and equipment. During the nine months ended September 30, 2018, the Company recognized impairment charges of $3.0 million primarily associated with certain vessels (see Note 1).  The Level 2 fair values were determined based on the sales prices of similar property and equipment at scrap value.

The Level 3 vessels listed above were contributed by MOI to wholly-owned subsidiaries of FGH and recorded at fair value. The Level 3 fair values were determined based on two separate third party valuations using significant inputs that are unobservable in the market. Due to limited market transactions, the primary valuation methodology applied by both appraisers was an estimated cost approach less economic depreciation for comparable aged vessels. The Level 3 fair value of the vessels was based on a simple average between the two appraisals.

The significant unobservable inputs used in the fair value measurement for the liftboats provided by the appraisers were based on i) quotes from local shipyards, ii) economic life ranging from 25 to 40 years and iii) economic obsolescence factor ranging from 45% to 50%. The calculated yearly physical depreciation was multiplied by the remaining useful life of each vessel, based on the date of build and the residual value was added back to arrive at a base cost approach value for each vessel.

8.	WARRANTS

On April 26, 2018, the Company closed a private placement of its Common Stock and Warrants to purchase its Common Stock (which were issued to certain investors in place of Common Stock to facilitate compliance with Jones Act restrictions) for aggregate gross proceeds of $56,855,000 (the “PIPE Private Placement”) with certain qualified institutional buyers and other accredited investors. The PIPE Private Placement included the issuance of 2,168,586 shares of Common Stock (the “PIPE Shares”) and Warrants to purchase 674,164 shares of the Common Stock at an exercise price of $0.01 per share (the “PIPE Warrants”). The PIPE Warrants were issued to Proyectos Globales de Energia y Servicios CME, S.A. de C.V. a variable capital corporation (sociedad anónima de capital variable) incorporated and existing under the laws of the United Mexican States (“CME”) and have a 25-year term, which commenced April 26, 2018.

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

	Weighted Average Exercise Price	Number of Warrants
Balance as of December 31, 2017	—	—
Warrants issued - January 1 - September 30, 2018	$0.01	2,560,956
Warrants exercised - January 1 - September 30, 2018	$0.01	(289,550)
Balance as of September 30, 2018	$0.01	2,271,406

9.	STOCKHOLDERS' EQUITY

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

10.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests	September 30, 2018	December 31, 2017
Falcon Global Holdings	28.0%	$27,024	$12,087
Windcat Workboats	12.5%	2,311	2,608
Other	1.8%	292	280
		$29,627	$14,975

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

During the nine months ended September 30, 2018, the net loss of Falcon Global Holdings was $14.2 million, of which $4.0 million was attributable to noncontrolling interests.

 Windcat Workboats. Windcat Workboats owns and operates the Company’s wind farm utility vessels that are primarily used to move personnel and supplies in the major offshore wind markets of Europe. As of September 30, 2018, the net assets of Windcat Workboats were $18.5 million. During the nine months ended September 30, 2018, the net loss of Windcat Workboats was $2.0 million, of which $0.2 million was attributable to noncontrolling interests.

11.    COMMITMENTS AND CONTINGENCIES

As of September 30, 2018, the Company’s unfunded capital commitments were $34.5 million for two fast support vessels, three supply vessels, two wind farm utility vessels and a conversion of one supply vessel to standby safety vessel.  Of the amount of unfunded capital commitments, $2.7 million is payable during the remainder of 2018, $17.3 million is payable during 2019 and $14.5 million is payable during 2020.  The Company has indefinitely deferred an additional $20.8 million of orders with respect to two fast support vessels for which the Company had previously reported unfunded capital commitments. The delivery dates and payment of certain costs (originally scheduled for payment in 2018, 2019 and 2020) for such vessels are uncertain as the Company, at its option, may defer their construction for an indefinite period of time.  The Company's remaining commitment related to capital commitments for SEACOSCO is approximately $5.3 million.

As of September 30, 2018, the Company has guaranteed certain performance contracts of one of its subsidiaries by setting aside £0.9 million from its available borrowing under an unsecured line of credit.  If the contract were not fulfilled, the line of credit would be drawn to fund the guarantee.

As of September 30, 2018, SEACOR Holdings has guaranteed $46.1 million on behalf of the Company for various obligations including: letter of credit obligations, performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

12.    MULTI-EMPLOYER PENSION PLANS

Merchant Navy Ratings Pension Fund (“MNRPF”). The cumulative funding deficits of the MNRPF are being recovered by additional annual contributions from current employers that are subject to adjustment following the results of tri-annual actuarial valuations. Based on an actuarial valuation as of March 2017, the cumulative funding deficit of the MNRPF was $291.9 million (£221.0 million). On July 20, 2018, the Company was notified of additional contributions due and recognized in the second quarter of 2018 payroll related expenses of $1.19 million (£0.9 million) for its allocated share of the cumulative funding deficit including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. These additional contributions are payable in four annual installments, which began in October 2018. Depending upon the results of future actuarial valuations, it is possible that the plan could experience further funding deficits that will require the Company to recognize payroll related operating expenses for those periods.

13.     SHARE BASED COMPENSATION

Transactions in connection with the Company's 2017 Equity Incentive Plan during the nine months ended September 30, 2018 were as follows:

Director stock awards granted	19,285

Restricted stock awards granted	120,600

Stock Options Activities:
Outstanding as of December 31, 2017	613,700
Granted	183,491
Exercised	65,000
Outstanding as of September 30, 2018	732,191

Shares Available for future grants as of September 30, 2018	1,232,924

14.     STOCK REPURCHASES

For the nine months ended September 30, 2018, the Company acquired for treasury 3,664 shares of Common Stock for an aggregate purchase price of $83,922 from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's 2017 Equity Incentive Plan and not pursuant to the repurchase authorizations granted by the Company's Board of Directors. On May 24, 2018, in connection with the net settlement of the Carlyle Warrant Exercise, the Company acquired for treasury 108 shares of Common Stock for an aggregate purchase price of $2,562 from Carlyle to cover the $0.01 exercise price of the Carlyle Warrants. (See Note 8).

15.    SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments (in thousands).

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Three Months Ended September 30, 2018
Time Charter Statistics:
Average Rates Per Day	$12,476	$9,315	$8,156	$17,604	$4,287	$7,323
Fleet Utilization	30%	82%	76%	80%	85%	68%
Fleet Available Days	3,433	1,475	2,024	531	5,154	12,617
Operating Revenues:
Time charter	$12,800	$11,201	$12,590	$7,479	$18,832	$62,902
Bareboat charter	—	—	—	1,168	—	1,168
Other marine services	2,722	1,777	(83)	416	1,353	6,185
	15,522	12,978	12,507	9,063	20,185	70,255
Direct Costs and Expenses:
Operating:
Personnel	4,853	4,486	4,361	1,662	9,659	25,021
Repairs and maintenance	1,801	2,438	2,091	312	2,566	9,208
Drydocking	375	1,201	352	103	2,791	4,822
Insurance and loss reserves	612	323	385	163	374	1,857
Fuel, lubes and supplies	1,120	1,081	892	427	1,170	4,690
Other	154	1,103	952	350	441	3,000
	8,915	10,632	9,033	3,017	17,001	48,598
Direct Vessel Profit	$6,607	$2,346	$3,474	$6,046	$3,184	21,657
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,853	$960	$—	$—	$12	2,825
Administrative and general						12,234
Depreciation and amortization	$5,227	$2,381	$4,207	$2,521	$3,006	17,342
						32,401
Gains on Asset Dispositions and Impairments						586
Operating Loss						$(10,158)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Nine Months Ended September 30, 2018
Time Charter Statistics:
Average Rates Per Day	$10,832	$9,425	$8,156	$17,807	$4,721	$7,229
Fleet Utilization	23%	86%	75%	65%	77%	61%
Fleet Available Days	11,193	4,066	6,161	1,166	15,159	37,746
Operating Revenues:
Time charter	$27,834	$33,117	$37,555	$13,409	$54,955	$166,870
Bareboat charter	—	—	—	3,467	—	3,467
Other marine services	6,053	3,414	(1,005)	1,371	2,507	12,340
	33,887	36,531	36,550	18,247	57,462	182,677
Direct Costs and Expenses:
Operating:
Personnel	13,481	12,873	12,452	3,257	29,367	71,430
Repairs and maintenance	4,024	5,457	8,095	649	7,126	25,351
Drydocking	1,810	2,113	413	114	5,741	10,191
Insurance and loss reserves	1,948	789	982	399	863	4,981
Fuel, lubes and supplies	2,513	2,650	2,848	841	3,505	12,357
Other	208	3,541	2,996	898	973	8,616
	23,984	27,423	27,786	6,158	47,575	132,926
Direct Vessel Profit	$9,903	$9,108	$8,764	$12,089	$9,887	49,751
Other Costs and Expenses:
Operating:
Leased-in equipment	$5,571	$2,885	$—	$—	$34	8,490
Administrative and general						40,573
Depreciation and amortization	$17,677	$8,112	$14,608	$6,020	$8,843	55,260
						104,323
Losses on Asset Dispositions and Impairment						(1,002)
Operating Loss						$(55,574)

As of September 30, 2018
Property and Equipment:
Historical cost	$479,303	$186,729	$310,110	$102,776	$200,082	$1,279,000
Accumulated depreciation	(242,364)	(53,498)	(81,121)	(47,374)	(144,395)	(568,752)
	$236,939	$133,231	$228,989	$55,402	$55,687	$710,248

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Three Months Ended September 30, 2017
Time Charter Statistics:
Average Rates Per Day	$7,212	$10,611	$7,138	$16,060	$4,390	$6,006
Fleet Utilization	16%	71%	61%	49%	90%	60%
Fleet Available Days	3,859	1,283	2,194	184	5,060	12,580
Operating Revenues:
Time charter	$4,587	$9,700	$9,490	$1,439	$20,051	$45,267
Bareboat charter	—	—	—	1,168	—	1,168
Other marine services	1,116	(310)	(341)	159	754	1,378
	5,703	9,390	9,149	2,766	20,805	47,813
Direct Costs and Expenses:
Operating:
Personnel	4,455	3,588	4,731	326	9,079	22,179
Repairs and maintenance	1,289	1,324	2,309	110	2,378	7,410
Drydocking	1,109	311	(102)	—	961	2,279
Insurance and loss reserves	598	157	363	75	203	1,396
Fuel, lubes and supplies	249	693	1,115	33	790	2,880
Other	123	704	1,192	69	190	2,278
	7,823	6,777	9,608	613	13,601	38,422
Direct Vessel (Loss) Profit	$(2,120)	$2,613	$(459)	$2,153	$7,204	9,391
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,870	$966	$—	$—	$—	2,836
Administrative and general						10,318
Depreciation and amortization	$5,224	$2,456	$4,320	$1,025	$2,597	15,622
						28,776
Losses on Asset Dispositions and Impairments						(9,744)
Operating Loss						$(29,129)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Nine Months Ended September 30, 2017
Time Charter Statistics:
Average Rates Per Day	$8,661	$10,192	$6,916	$16,060	$4,328	$5,806
Fleet Utilization	12%	67%	55%	24%	84%	54%
Fleet Available Days	11,920	3,425	5,970	379	15,015	36,709
Operating Revenues:
Time charter	$12,471	23,333	$22,728	$1,439	$54,829	$114,800
Bareboat charter	—	—	—	3,467	—	3,467
Other marine services	3,140	97	645	396	1,895	6,173
	15,611	23,430	23,373	5,302	56,724	124,440
Direct Costs and Expenses:
Operating:
Personnel	11,768	9,624	12,001	487	25,667	59,547
Repairs and maintenance	2,963	5,102	6,832	230	6,303	21,430
Drydocking	1,992	2,051	414	—	3,140	7,597
Insurance and loss reserves	2,608	696	1,062	86	629	5,081
Fuel, lubes and supplies	1,104	1,956	2,547	60	2,745	8,412
Other	246	2,221	3,718	73	677	6,935
	20,681	21,650	26,574	936	39,161	109,002
Direct Vessel (Loss) Profit	$(5,070)	$1,780	$(3,201)	$4,366	$17,563	15,438
Other Costs and Expenses:
Operating:
Leased-in equipment	$6,286	$2,905	$862	$—	$64	10,117
Administrative and general						43,849
Depreciation and amortization	$16,573	$6,105	$10,826	$2,474	$6,780	42,758
						96,724
Losses on Asset Dispositions and Impairment						(11,243)
Operating Loss						$(92,529)

As of September 30, 2017
Property and Equipment:
Historical cost	$429,500	$189,845	$328,263	$78,976	$177,825	$1,204,409
Accumulated depreciation	(237,210)	(54,052)	(93,535)	(42,590)	(131,532)	(558,919)
	$192,290	$135,793	$234,728	$36,386	$46,293	$645,490

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of September 30, 2018, the Company’s investments, at equity and advances to 50% or less owned companies in MexMar and its other 50% or less owned companies were $63.8 million and $56.5 million, respectively. Equity in (losses) earnings of 50% or less owned companies, net of tax for the nine months ended September 30 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
MexMar	$137	$793	$2,644	$3,382
Other	(1,164)	(8,099)	(4,184)	(8,679)
	$(1,027)	$(7,306)	$(1,540)	$(5,297)

16.    SUBSEQUENT EVENT

In October 2018, the Company entered into interest rate swap agreements for the purpose of providing protection against increases in interest rates, which might lead to higher interest costs on the Company's debt that bear interest at a floating rate.  These agreements hedged 50% of the $11.0 million of debt incurred by Seacor 88 and Seacor 888 and 50% of the $130.0 million syndicated credit facility incurred by SMFH. The Company is currently evaluating the swap agreements for hedge accounting effectiveness.

Subsequent to September 30, 2018, the Company sold three fast support vessels and two liftboats for gross proceeds of $8.2 million and a net gain of $5.1 million. $7.0 million of such gross proceeds were used for the repayment of existing indebtedness.

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

Overview

The Company provides global marine and support transportation services to offshore oil and gas exploration, development and production facilities worldwide. The Company currently operates a diverse fleet of 176 support and specialty vessels, of which 137 are owned or leased-in, 32 are joint ventured and seven are managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and gas exploration and production companies and emerging independent companies.

The Company operates its fleet in five principal geographic regions: the United States, primarily in the Gulf of Mexico; Africa, primarily in West Africa; the Middle East and Asia; Brazil, Mexico, Central and South America; and Europe, primarily in the North Sea. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among its geographic regions, subject to flag restrictions, as changes in market conditions dictate. The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of the Company’s operating results and cash flows. Unless a vessel is cold-stacked, there is little reduction in daily running costs for the vessels and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization. The Company manages its fleet utilizing a global network of shore side support, administrative and finance personnel.

Offshore oil and gas market conditions deteriorated beginning in 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. As of September 30, 2018, oil prices had increased from the February 2016 lows to a price of approximately $76 per barrel. While the Company has experienced what it believes is a beginning of a recovery, it continued to experience difficult market conditions through the third quarter of 2018.

These low oil prices and the subsequent decline in offshore exploration forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the reactivation of existing offshore support vessels as well as the delivery of newly built offshore support vessels to the industry-wide fleet, which is creating situations of oversupply, further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels and (ii) the increasing size of the global offshore support vessel fleet as vessels are reactivated and newly built vessels are placed into service could, in isolation or together, have a material adverse effect on the Company’s results of operations, financial position and cash flows.

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

Recent Events

Seacor 88/888. On July 5, 2018, the Company acquired 100% of the membership interests in two Marshall Islands limited liability companies, financed by a term loan of $11.0 million.  Each Marshall Islands company owns one 2013-built AHTS vessel which was previously managed (but not owned) by the Company.  The vessels are currently operating under contract in the Middle East and West Africa regions. The term loan matures in 2023, bears interest at a variable rate (currently 5.9%) and is secured by the two vessels.  SEACOR Marine provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder.  In October 2018, the Company entered into an interest rate swap agreement on the notional value of $5.5 million related to this loan.

SEACOR Marlin.  The Company created a new subsidiary, SEACOR Marlin LLC (“SMLLC”) and contributed the Seacor Marlin supply vessel into SMLLC.  On September 13, 2018, the Company sold 51% of SMLLC to MexMar Offshore (MI) LLC (“MexMar Offshore”), a wholly-owned subsidiary of MexMar, for $8.0 million in cash and generated a gain of $0.4 million.  The Seacor Marlin supply vessel was pledged as collateral under the MexMar credit facility, for which the Company receives an annual collateral fee. SMLLC is a 50% or less owned company and will be accounted for using the equity method of accounting.

Seacor Marine Foreign Holdings Debt.  On September 26, 2018, SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly-owned subsidiary of SEACOR Marine, entered into a $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA.  SMFH's obligations pursuant to the loan facility are secured by mortgages on 20 vessels owned by the Company's vessel owning subsidiaries as well as an assignment of earnings from those subsidiaries.  The loan matures in 2023 and bears interest at a variable rate (currently 6.1875%).  The obligations of SMFH under the loan facility are guaranteed by SEACOR Marine. The proceeds from the syndicated loan facility were used to pay off other credit facilities of subsidiaries of the Company ($101.3 million, made up of $99.9 million principal and $1.4 million accrued interest), resulting in a net increase in term debt of $30.1 million.  Principal payments of $3.2 million per quarter begin in December 2018.  In October, 2018, the Company entered into an interest rate swap agreement on the notional value of $65.0 million related to this debt. As a result of this transaction, the Company recognized a loss of $0.6 million upon the early extinguishment of debt.

Consolidated Results of Operations

The sections below provide an analysis of the Company's results of operations for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2018 compared with the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2017. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Time Charter Statistics:
Average Rates Per Day Worked (excluding wind farm)	$10,186		$8,565		$9,697		$8,439
Average Rates Per Day	$7,323		$6,006		$7,229		$5,806
Fleet Utilization (excluding wind farm)	60%		49%		56%		43%
Fleet Utilization	68%		60%		61%		54%
Fleet Available Days (excluding wind farm)	9,119		9,176		27,461		26,608
Fleet Available Days	12,617		12,580		37,746		36,709
Operating Revenues:
Time charter	$62,902	90%	$45,267	95%	$166,870	92%	$114,800	92%
Bareboat charter	1,168	1%	1,168	2%	3,467	2%	3,467	3%
Other marine services	6,185	9%	1,378	3%	12,340	6%	6,173	5%
	70,255	100%	47,813	100%	182,677	100%	124,440	100%
Costs and Expenses:
Operating:
Personnel	25,021	35%	22,178	46%	71,430	39%	59,546	48%
Repairs and maintenance	9,208	13%	7,411	15%	25,351	14%	21,431	17%
Drydocking	4,822	7%	2,278	5%	10,191	5%	7,597	6%
Insurance and loss reserves	1,857	3%	1,396	3%	4,981	3%	5,081	4%
Fuel, lubes and supplies	4,690	7%	2,880	6%	12,357	7%	8,412	7%
Other	3,000	4%	2,278	5%	8,616	5%	6,935	6%
Leased-in equipment	2,825	4%	2,837	6%	8,490	5%	10,117	8%
	51,423	73%	41,258	86%	141,416	78%	119,119	96%
Administrative and general	12,234	17%	10,318	22%	40,573	22%	43,849	35%
Depreciation and amortization	17,342	25%	15,622	33%	55,260	30%	42,758	34%
	80,999	115%	67,198	141%	237,249	130%	205,726	165%
Gains (Losses) on Asset Dispositions and Impairments, Net	586	1%	(9,744)	(20)%	(1,002)	—%	(11,243)	(9)%
Operating Loss	(10,158)	(14)%	(29,129)	(61)%	(55,574)	(30)%	(92,529)	(74)%
Other (Expense) Income, Net	(3,332)	(5)%	8,256	17%	(30,268)	(16)%	8,337	7%
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(13,490)	(19)%	(20,873)	(44)%	(85,842)	(46)%	(84,192)	(67)%
Income Tax Benefit	1,249	2%	(5,823)	(12)%	(13,299)	(7)%	(23,045)	(18)%
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(14,739)	(21)%	(15,050)	(32)%	(72,543)	(39)%	(61,147)	(49)%
Equity in (Losses) Earnings of 50% or Less Owned Companies	(1,027)	(2)%	(7,306)	(15)%	(1,540)	(1)%	(5,297)	(4)%
Net Loss	(15,766)	(23)%	(22,356)	(47)%	(74,083)	(40)%	(66,444)	(53)%
Net Loss attributable to Noncontrolling Interests in Subsidiaries	191	—%	(1,881)	(4)%	(4,269)	(2)%	(4,582)	(3)%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(15,957)	(23)%	$(20,475)	(43)%	$(69,814)	(38)%	$(61,862)	(50)%

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

DVP by region and by vessel class has material limitations as an analytical tool in that it does not reflect all of the costs associated with the operation of the Company’s fleet and it should not be considered in isolation or used as a substitute for the Company’s results as reported under GAAP. A reconciliation of DVP by region and by vessel class to operating loss, its most comparable GAAP measure, is included in the tables below.

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Three Months Ended September 30, 2018
Time Charter Statistics:
Average Rates Per Day	$12,476	$9,315	$8,156	$17,604	$4,287	$7,323
Fleet Utilization	30%	82%	76%	80%	85%	68%
Fleet Available Days	3,433	1,475	2,024	531	5,154	12,617
Operating Revenues:
Time charter	$12,800	$11,201	$12,590	$7,479	$18,832	$62,902
Bareboat charter	—	—	—	1,168	—	1,168
Other marine services	2,722	1,777	(83)	416	1,353	6,185
	15,522	12,978	12,507	9,063	20,185	70,255
Direct Costs and Expenses:
Operating:
Personnel	4,853	4,486	4,361	1,662	9,659	25,021
Repairs and maintenance	1,801	2,438	2,091	312	2,566	9,208
Drydocking	375	1,201	352	103	2,791	4,822
Insurance and loss reserves	612	323	385	163	374	1,857
Fuel, lubes and supplies	1,120	1,081	892	427	1,170	4,690
Other	154	1,103	952	350	441	3,000
	8,915	10,632	9,033	3,017	17,001	48,598
Direct Vessel Profit	$6,607	$2,346	$3,474	$6,046	$3,184	21,657
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,853	$960	$—	$—	$12	2,825
Administrative and general						12,234
Depreciation and amortization	$5,227	$2,381	$4,207	$2,521	$3,006	17,342
						32,401
Gains on Asset Dispositions and Impairments						586
Operating Loss						$(10,158)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Nine Months Ended September 30, 2018
Time Charter Statistics:
Average Rates Per Day	$10,832	$9,425	$8,156	$17,807	$4,721	$7,229
Fleet Utilization	23%	86%	75%	65%	77%	61%
Fleet Available Days	11,193	4,066	6,161	1,166	15,159	37,746
Operating Revenues:
Time charter	$27,834	$33,117	$37,555	$13,409	$54,955	$166,870
Bareboat charter	—	—	—	3,467	—	3,467
Other marine services	6,053	3,414	(1,005)	1,371	2,507	12,340
	33,887	36,531	36,550	18,247	57,462	182,677
Direct Costs and Expenses:
Operating:
Personnel	13,481	12,873	12,452	3,257	29,367	71,430
Repairs and maintenance	4,024	5,457	8,095	649	7,126	25,351
Drydocking	1,810	2,113	413	114	5,741	10,191
Insurance and loss reserves	1,948	789	982	399	863	4,981
Fuel, lubes and supplies	2,513	2,650	2,848	841	3,505	12,357
Other	208	3,541	2,996	898	973	8,616
	23,984	27,423	27,786	6,158	47,575	132,926
Direct Vessel Profit	$9,903	$9,108	$8,764	$12,089	$9,887	49,751
Other Costs and Expenses:
Operating:
Leased-in equipment	$5,571	$2,885	$—	$—	$34	8,490
Administrative and general						40,573
Depreciation and amortization	$17,677	$8,112	$14,608	$6,020	$8,843	55,260
						104,323
Losses on Asset Dispositions and Impairments						(1,002)
Operating Loss						$(55,574)

As of September 30, 2018
Property and Equipment:
Historical cost	$479,303	$186,729	$310,110	$102,776	$200,082	$1,279,000
Accumulated depreciation	(242,364)	(53,498)	(81,121)	(47,374)	(144,395)	(568,752)
	$236,939	$133,231	$228,989	$55,402	$55,687	$710,248

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Three Months Ended September 30, 2017
Time Charter Statistics:
Average Rates Per Day	$7,212	$10,611	$7,138	$16,060	$4,390	$6,006
Fleet Utilization	16%	71%	61%	49%	90%	60%
Fleet Available Days	3,859	1,283	2,194	184	5,060	12,580
Operating Revenues:
Time charter	$4,587	$9,700	$9,490	$1,439	$20,051	$45,267
Bareboat charter	—	—	—	1,168	—	1,168
Other marine services	1,116	(310)	(341)	159	754	1,378
	5,703	9,390	9,149	2,766	20,805	47,813
Direct Costs and Expenses:
Operating:
Personnel	4,455	3,588	4,731	326	9,079	22,179
Repairs and maintenance	1,289	1,324	2,309	110	2,378	7,410
Drydocking	1,109	311	(102)	—	961	2,279
Insurance and loss reserves	598	157	363	75	203	1,396
Fuel, lubes and supplies	249	693	1,115	33	790	2,880
Other	123	704	1,192	69	190	2,278
	7,823	6,777	9,608	613	13,601	38,422
Direct Vessel (Loss) Profit	$(2,120)	$2,613	$(459)	$2,153	$7,204	9,391
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,870	$966	$—	$—	$—	2,836
Administrative and general						10,318
Depreciation and amortization	$5,224	$2,456	$4,320	$1,025	$2,597	15,622
						28,776
Losses on Asset Dispositions and Impairments						(9,744)
Operating Loss						$(29,129)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Brazil, Mexico, Central and South America	Europe (primarily North Sea)	Total
For the Nine Months Ended September 30, 2017
Time Charter Statistics:
Average Rates Per Day	$8,661	$10,192	$6,916	$16,060	$4,328	$5,806
Fleet Utilization	12%	67%	55%	24%	84%	54%
Fleet Available Days	11,920	3,425	5,970	379	15,015	36,709
Operating Revenues:
Time charter	$12,471	$23,333	$22,728	$1,439	$54,829	$114,800
Bareboat charter	—	—	—	3,467	—	3,467
Other marine services	3,140	97	645	396	1,895	6,173
	15,611	23,430	23,373	5,302	56,724	124,440
Direct Costs and Expenses:
Operating:
Personnel	11,768	9,624	12,001	487	25,667	59,547
Repairs and maintenance	2,963	5,102	6,832	230	6,303	21,430
Drydocking	1,992	2,051	414	—	3,140	7,597
Insurance and loss reserves	2,608	696	1,062	86	629	5,081
Fuel, lubes and supplies	1,104	1,956	2,547	60	2,745	8,412
Other	246	2,221	3,718	73	677	6,935
	20,681	21,650	26,574	936	39,161	109,002
Direct Vessel (Loss) Profit	$(5,070)	$1,780	$(3,201)	$4,366	$17,563	15,438
Other Costs and Expenses:
Operating:
Leased-in equipment	$6,286	$2,905	$862	$—	$64	10,117
Administrative and general						43,849
Depreciation and amortization	$16,573	$6,105	$10,826	$2,474	$6,780	42,758
						96,724
Losses on Asset Dispositions and Impairments						(11,243)
Operating Loss						$(92,529)

As of September 30, 2017
Property and Equipment:
Historical cost	$429,500	$189,845	$328,263	$78,976	$177,825	$1,204,409
Accumulated depreciation	(237,210)	(54,052)	(93,535)	(42,590)	(131,532)	(558,919)
	$192,290	$135,793	$234,728	$36,386	$46,293	$645,490

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Wind farm utility	Other activity	Total

For the Three Months Ended September 30, 2018
Time Charter Statistics:
Average Rates Per Day	$9,269	$7,148	$7,410	$8,692	$—	$18,993	$2,253	$—	$7,323
Fleet Utilization	28%	59%	82%	77%	—%	60%	89%	—%	68%
Fleet Available Days	1,012	3,709	565	1,809	92	1,932	3,498	—	12,617
Operating Revenues:
Time charter	$2,592	$15,678	$3,442	$12,036	$—	$22,171	$6,983	$—	$62,902
Bareboat charter	—	—	1,168	—	—	—	—	—	1,168
Other marine services	1,244	(834)	1,066	50	—	2,922	657	1,080	6,185
	3,836	14,844	5,676	12,086	—	25,093	7,640	1,080	70,255
Direct Costs and Expenses:
Operating:
Personnel	1,667	5,826	1,976	5,855	64	5,621	2,471	1,541	25,021
Repairs and maintenance	1,625	2,641	549	1,627	31	1,827	806	102	9,208
Drydocking	1,168	432	1,624	1,156	—	433	9	—	4,822
Insurance and loss reserves	282	407	145	234	41	630	130	(12)	1,857
Fuel, lubes and supplies	582	1,016	391	975	65	1,482	163	16	4,690
Other	530	1,718	254	351	67	620	104	(644)	3,000
	5,854	12,040	4,939	10,198	268	10,613	3,683	1,003	48,598
Direct Vessel (Loss) Profit	$(2,018)	$2,804	$737	$1,888	$(268)	$14,480	$3,957	$77	21,657
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,851	$342	$34	$—	$—	$641	$(22)	$(21)	2,825
Administrative and general									12,234
Depreciation and amortization	$689	$5,780	$1,173	$945	$282	$6,188	$2,093	$192	17,342
									32,401
Gains on Asset Dispositions and Impairments									586
Operating Loss									$(10,158)

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Wind farm utility	Other activity	Total

For the Nine Months Ended September 30, 2018
Time Charter Statistics:
Average Rates Per Day	$10,755	$7,263	$7,009	$8,971	$—	$18,475	$2,292	$—	$7,229
Fleet Utilization	24%	58%	75%	78%	—%	45%	75%	—%	61%
Fleet Available Days	3,138	11,309	1,835	5,404	273	5,502	10,285	—	37,746
Operating Revenues:
Time charter	$8,091	$47,593	$9,593	$37,878	$—	$46,085	$17,630	$—	$166,870
Bareboat charter	—	—	3,467	—	—	—	—	—	3,467
Other marine services	2,591	(1,995)	1,087	129	—	5,247	1,649	3,632	12,340
	10,682	45,598	14,147	38,007	—	51,332	19,279	3,632	182,677
Direct Costs and Expenses:
Operating:
Personnel	4,657	15,840	5,931	20,941	307	13,753	6,988	3,013	71,430
Repairs and maintenance	3,300	8,591	1,253	4,645	81	4,514	2,618	349	25,351
Drydocking	2,593	538	2,209	3,521	(6)	1,326	10	—	10,191
Insurance and loss reserves	638	1,045	381	515	76	2,170	326	(170)	4,981
Fuel, lubes and supplies	1,321	2,826	1,402	2,809	119	3,303	526	51	12,357
Other	1,671	4,644	2,021	656	264	1,373	373	(2,386)	8,616
	14,180	33,484	13,197	33,087	841	26,439	10,841	857	132,926
Direct Vessel Profit	$(3,498)	$12,114	$950	$4,920	$(841)	$24,893	$8,438	$2,775	49,751
Other Costs and Expenses:
Operating:
Leased-in equipment	$5,564	$1,026	$34	$—	$—	$1,923	$—	$(57)	8,490
Administrative and general									40,573
Depreciation and amortization	$2,711	$18,950	$5,310	$2,320	$847	$17,546	$6,901	$675	55,260
									104,323
Losses on Asset Dispositions and Impairments									(1,002)
Operating Loss									$(55,574)

As of September 30, 2018
Property and Equipment:
Historical cost	$199,672	$413,584	$64,284	$127,811	$30,529	$337,057	$74,685	$31,378	$1,279,000
Accumulated depreciation	(169,530)	(98,076)	(36,236)	(100,383)	(20,151)	(72,081)	(45,356)	(26,939)	$(568,752)
	$30,142	$315,508	$28,048	$27,428	$10,378	$264,976	$29,329	$4,439	$710,248

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Wind farm utility	Other activity	Total

For the Three Months Ended September 30, 2017
Time Charter Statistics:
Average Rates Per Day	$9,766	$7,999	$6,279	$8,650	$—	$11,899	$2,220	$—	$6,006
Fleet Utilization	25%	49%	65%	84%	—%	28%	89%	—%	60%
Fleet Available Days	1,288	3,885	$507	1,840	276	1,380	3,404	—	12,580
Operating Revenues:
Time charter	$3,199	$15,271	$2,062	$13,328	$—	$4,659	$6,748	$—	$45,267
Bareboat charter	—	—	1,168	—	—	—	—	—	1,168
Other marine services	(88)	(410)	(89)	32	268	447	688	530	1,378
	3,111	14,861	3,141	13,360	268	5,106	7,436	530	47,813
Direct Costs and Expenses:
Operating:
Personnel	2,388	5,405	1,321	6,955	413	3,394	2,265	38	22,179
Repairs and maintenance	565	2,680	321	1,943	40	1,288	575	(2)	7,410
Drydocking	125	247	—	960	736	211	—	—	2,279
Insurance and loss reserves	176	297	26	116	21	684	89	(13)	1,396
Fuel, lubes and supplies	158	975	194	723	92	646	93	(1)	2,880
Other	(170)	1,610	158	156	84	352	87	1	2,278
	3,242	11,214	2,020	10,853	1,386	6,575	3,109	23	38,422
Direct Vessel (Loss) Profit	$(131)	$3,647	$1,121	$2,507	$(1,118)	$(1,469)	$4,327	$507	9,391
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,866	$343	$—	$—	$—	$627	$—	$—	2,836
Administrative and general									10,318
Depreciation and amortization	$2,419	$5,000	$1,226	$578	$579	$3,045	$2,293	$482	15,622
									28,776
Losses on Asset Dispositions and Impairments									(9,744)
Operating Loss									$(29,129)

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Wind farm utility	Other activity	Total

For the Nine Months Ended September 30, 2017
Time Charter Statistics:
Average Rates Per Day	$10,973	$7,858	$7,108	$8,418	$12,000	$11,308	$2,128	$—	$5,806
Fleet Utilization	22%	45%	43%	81%	2%	15%	82%	—%	54%
Fleet Available Days	3,822	10,781	1,716	5,460	819	4,010	10,101	—	36,709
Operating Revenues:
Time charter	$9,068	$38,525	$5,198	$37,302	$149	$7,005	$17,553	$—	$114,800
Bareboat charter	—	—	3,467	—	—	—	—	—	3,467
Other marine services	(301)	595	(242)	101	546	872	1,633	2,969	6,173
	8,767	39,120	8,423	37,403	695	7,877	19,186	2,969	124,440
Direct Costs and Expenses:
Operating:
Personnel	7,627	14,230	3,574	19,987	994	7,148	5,943	44	59,547
Repairs and maintenance	2,052	9,282	883	4,761	136	2,608	1,710	(2)	21,430
Drydocking	535	2,236	—	3,140	736	950	—	—	7,597
Insurance and loss reserves	840	1,140	134	389	117	2,226	261	(26)	5,081
Fuel, lubes and supplies	891	2,577	521	2,392	221	1,435	381	(6)	8,412
Other	(879)	4,461	1,364	552	331	854	255	(3)	6,935
	11,066	33,926	6,476	31,221	2,535	15,221	8,550	7	109,002
Direct Vessel (Loss) Profit	$(2,299)	$5,194	$1,947	$6,182	$(1,840)	$(7,344)	$10,636	$2,962	15,438
Other Costs and Expenses:
Operating:
Leased-in equipment	$5,608	$1,893	$663	$—	$—	$1,889	$64	$—	10,117
Administrative and general									43,849
Depreciation and amortization	$7,256	$12,821	$3,799	$1,703	$1,739	$8,013	$5,890	$1,537	42,758
									96,724
Losses on Asset Dispositions and Impairments									(11,243)
Operating Loss									$(92,529)

As of September 30, 2017
Property and Equipment:
Historical cost	$217,537	$405,956	$102,827	$118,819	$30,486	$194,667	$65,507	$68,610	$1,204,409
Accumulated depreciation	(179,972)	(80,960)	(53,720)	(97,343)	(18,978)	(50,599)	(37,164)	(40,183)	(558,919)
	$37,565	$324,996	$49,107	$21,476	$11,508	$144,068	$28,343	$28,427	$645,490

Fleet Counts. The Company's fleet count as of September 30 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total

2018
Anchor handling towing supply	8	1	4	—	13
Fast support	38	5	1	3	47
Supply	7	20	—	2	29
Standby safety	19	1	—	—	20
Specialty	1	1	—	2	4
Liftboats	19	—	2	—	21
Wind farm utility	38	4	—	—	42
	130	32	7	7	176
2017
Anchor handling towing supply	11	1	4	7	23
Fast support	41	5	1	3	50
Supply	8	17	—	2	27
Standby safety	20	1	—	—	21
Specialty	3	1	—	2	6
Liftboats	13	—	2	—	15
Wind farm utility	37	4	—	—	41
	133	29	7	14	183

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and nine months ended September 30, the Company’s direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$39,982		$—		$31,648		$35,496
Fast support	6,614		7,170		6,813		8,013
Supply	—		7,400		6,953		7,400
Liftboats	14,522		7,257		13,195		8,656
Overall	12,476		7,212		10,832		8,661
Utilization:
Anchor handling towing supply		1%		—%		1%		1%
Fast support		22%		21%		23%		18%
Supply		—%		36%		11%		7%
Liftboats		49%		24%		35%		14%
Overall		30%		16%		23%		12%
Available Days:
Anchor handling towing supply	552		920		1,998		2,730
Fast support	1,296		1,696		4,384		5,151
Supply	—		47		124		228
Specialty	92		92		273		273
Liftboats	1,493		1,104		4,414		3,538
Overall	3,433		3,859		11,193		11,920
Operating revenues:
Time charter	$12,800	82%	$4,587	80%	$27,834	82%	$12,471	80%
Other marine services	2,722	18%	1,116	20%	6,053	18%	3,140	20%
	15,522	100%	5,703	100%	33,887	100%	15,611	100%
Direct operating expenses:
Personnel	4,853	31%	4,455	78%	13,481	40%	11,768	75%
Repairs and maintenance	1,801	12%	1,289	23%	4,024	12%	2,963	19%
Drydocking	375	2%	1,109	19%	1,810	5%	1,992	13%
Insurance and loss reserves	612	4%	598	11%	1,948	6%	2,608	17%
Fuel, lubes and supplies	1,120	7%	249	4%	2,513	7%	1,104	7%
Other	154	1%	123	2%	208	1%	246	2%
	8,915	57%	7,823	137%	23,984	71%	20,681	133%
Direct Vessel Profit (Loss)	$6,607	43%	$(2,120)	(37)%	$9,903	29%	$(5,070)	(33)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $8.2 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the addition of six liftboats associated with the FGH joint venture. Time charter revenues were $8.6 million higher for the liftboat fleet, $0.3 million higher for the anchor handling towing supply vessels and $0.7 million lower for the fast support vessels. As of September 30, 2018, the Company had 22 of 38 owned and leased-in vessels (six anchor handling towing supply vessels, nine fast support vessels, six liftboats and one specialty vessel) cold-stacked compared with 31 of 42 vessels as of September 30, 2017. As of September 30, 2018, the Company had retired and removed from service five vessels (four anchor handling towing supply vessels and one supply vessel) in this region.

Direct Operating Expenses.  Direct operating expenses were $1.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating expenses were $3.5 million higher due to net fleet acquisitions primarily associated with the FGH joint venture, $0.2 million higher for the core fleet and other marine services and $2.6 million lower due to the effect of cold-stacking vessels.

Current Nine Months compared with Prior Nine Months

Operating Revenues.  Time charter revenues were $15.4 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the addition of six liftboats associated with the FGH joint venture. Time charter revenues were $15.9 million higher for the liftboat fleet, $0.4 million lower for the fast support vessels and $0.1 million lower for the anchor handling towing supply vessels.

Direct Operating Expenses.  Direct operating expenses were $3.3 million higher in the Current Nine Months compared with the Prior Nine Months. On an overall basis, direct operating expenses were $8.8 million higher due to net fleet acquisitions primarily associated with the FGH joint venture, $4.7 million lower due to the effect of cold-stacking vessels, $0.7 million lower due to the repositioning of vessels between geographic regions and $0.1 lower million for the active fleet and other marine services.

Africa, primarily West Africa. For the three and nine months ended September 30, the Company’s direct vessel profit (loss) in Africa was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$10,315		$11,669		$11,614		$12,190
Fast support	9,927		10,112		9,894		9,201
Supply	7,762		11,950		7,542		12,832
Overall	9,315		10,611		9,425		10,192
Utilization:
Anchor handling towing supply		65%		100%		81%		71%
Fast support		86%		70%		87%		71%
Supply		84%		100%		88%		93%
Overall		82%		71%		86%		67%
Available Days:
Anchor handling towing supply	276		184		638		636
Fast support	757		915		2,205		2,243
Supply	442		92		1,223		273
Specialty	—		92		—		273
Overall	1,475		1,283		4,066		3,425
Operating revenues:
Time charter	$11,201	86%	$9,700	103%	$33,117	91%	$23,333	100%
Other marine services	1,777	14%	(310)	(3)%	3,414	9%	97	—%
	12,978	100%	9,390	100%	36,531	100%	23,430	100%
Direct operating expenses:
Personnel	4,486	35%	3,588	38%	12,873	35%	9,624	41%
Repairs and maintenance	2,438	19%	1,324	14%	5,457	15%	5,102	22%
Drydocking	1,201	9%	311	3%	2,113	6%	2,051	9%
Insurance and loss reserves	323	2%	157	2%	789	2%	696	3%
Fuel, lubes and supplies	1,081	8%	693	7%	2,650	7%	1,956	8%
Other	1,103	9%	704	8%	3,541	10%	2,221	9%
	10,632	82%	6,777	72%	27,423	75%	21,650	92%
Direct Vessel Profit (Loss)	$2,346	18%	$2,613	28%	$9,108	25%	$1,780	8%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $1.5 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to fleet additions. Time charter revenues were $3.7 million higher due to fleet additions, $1.5 million lower due to the repositioning of vessels between geographic regions, $0.5 million lower due to a reduction in average day rates and $0.2 million lower due to lower utilization. Other marine services were $2.1 million higher primarily due to the recognition of previously deferred revenue, following receipt of cash, due to collection concerns with regard to one customer. As of September 30, 2018, the Company had 16 owned or leased-in vessels in this region, none of which were cold-stacked, compared with one of 14 vessels as of September 30, 2017. As of September 30, 2018, the Company had one specialty vessel retired and removed from service in this region.

Direct Operating Expenses.  Direct operating expenses were $3.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating costs were $2.9 million higher due to net fleet additions, $0.9 million lower due to the repositioning of vessels between geographic regions and $1.9 million higher for the active fleet and other changes in fleet mix. Personnel costs were $0.9 million higher primarily due to net fleet additions and repairs and maintenance expenses were $1.1 million higher primarily due to main engine repairs that occurred during the Current Year Quarter.

Current Nine Months compared with Prior Nine Months

Operating Revenues.  Time charter revenues were $9.8 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to fleet additions. Time charter revenues were $15.1 million higher due to net fleet additions, $0.8 million higher due to the reactivation of vessels from cold-stack, $5.3 million lower due to the repositioning of vessels between geographic regions and $0.8 million lower due to a reduction in average day rates. Other marine services were $3.3 million higher primarily due to the recognition of previously deferred revenue, following receipt of cash, due to collection concerns with regard to one customer.

Direct Operating Expenses.  Direct operating expenses were $5.8 million higher in the Current Nine Months compared with the Prior Nine Months. On an overall basis, operating costs were $7.8 million higher due to net fleet additions, $0.9 million higher for the active fleet and other changes in fleet mix, $0.7 million lower due to the effect of cold-stacking vessels and other changes in fleet mix and $2.2 million lower due to the repositioning of vessels between geographic regions. Personnel costs were $3.2 million higher primarily due to net fleet additions. Other operating expenses were $1.3 million higher primarily due to mobilization expenses and increased agency expenses associated with the acquired vessels.

Middle East and Asia. For the three and nine months ended September 30, the Company’s direct vessel profit (loss) in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$4,663		$7,327		$6,398		$7,833
Fast support	5,677		6,848		5,947		6,917
Supply	5,982		3,815		4,912		3,951
Specialty	—		—		—		12,000
Liftboats	28,650		36,252		31,401		36,252
Wind farm utility	2,205		2,025		2,025		2,025
Overall	8,156		7,138		8,156		6,916
Utilization:
Anchor handling towing supply		50%		78%		42%		77%
Fast support		79%		78%		83%		77%
Supply		100%		60%		75%		38%
Specialty		—%		—%		—%		5%
Liftboats		100%		19%		82%		10%
Wind farm utility		50%		7%		42%		2%
Overall		76%		61%		75%		55%
Available Days:
Anchor handling towing supply	184		184		502		456
Fast support	1,380		1,182		4,095		3,114
Supply	92		368		366		1,216
Specialty	—		92		—		273
Liftboats	184		184		546		366
Wind farm utility	184		184		652		546
Overall	2,024		2,194		6,161		5,971
Operating revenues:
Time charter	$12,590	100%	$9,490	104%	$37,555	103%	$22,728	97%
Other marine services	(83)	—%	(341)	(4)%	(1,005)	(3)%	645	3%
	12,507	100%	9,149	100%	36,550	100%	23,373	100%
Direct operating expenses:
Personnel	4,361	35%	4,731	52%	12,452	34%	12,001	51%
Repairs and maintenance	2,091	17%	2,309	25%	8,095	22%	6,832	29%
Drydocking	352	3%	(102)	(1)%	413	1%	414	2%
Insurance and loss reserves	385	3%	363	4%	982	3%	1,062	5%
Fuel, lubes and supplies	892	7%	1,115	12%	2,848	8%	2,547	11%
Other	952	7%	1,192	13%	2,996	8%	3,718	16%
	9,033	72%	9,608	105%	27,786	76%	26,574	114%
Direct Vessel Profit (Loss)	$3,474	28%	$(459)	(5)%	$8,764	24%	$(3,201)	(14)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $3.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $3.6 million higher due to improved utilization, $1.4 million higher due to the repositioning of vessels between geographic regions, $1.2 million lower due to a reduction in average day rates and $0.7 million lower due to net fleet dispositions. As of September 30, 2018, the Company had one of 22 owned and leased-in vessels cold-stacked in this region (one anchor handling towing supply vessel) compared with one of 25 vessels as of September 30, 2017. As of September 30, 2018, the Company had one specialty vessel retired and removed from service in this region.

Direct Operating Expenses.  Direct operating expenses were $0.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating expenses were $0.6 million lower due to the effect of cold-stacking vessels, $0.2 million lower due to the repositioning of vessels between geographic regions and $0.2 million higher for the vessels in active service.

Current Nine Months compared with Prior Nine Months

Operating Revenues.  Time charter revenues were $14.8 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to net fleet additions. Time charter revenues were $9.3 million higher due to net fleet additions, $4.7 million higher due to improved utilization of which $0.4 million was due to the reactivation of vessels from cold-stack, $3.1 million higher due to the repositioning of vessels between geographic regions and $2.3 million lower due to a reduction in average day rates. Other marine services were $1.6 million lower primarily due to the completion of a bareboat charter.

Direct Operating Expenses.  Direct operating expenses were $1.2 million higher in the Current Nine Months compared with the Prior Nine Months. On an overall basis, direct operating expenses were $1.8 million higher due to higher main engine repairs, $0.9 million higher due to net fleet additions and $0.6 million higher due to the repositioning of vessels between geographic regions. Direct operating expenses were $1.4 million lower due to the effect of cold stacking vessels and $0.7 million lower for vessels in active service and other changes in fleet mix.

Brazil, Mexico, Central and South America. For the three and nine months ended September 30, the Company’s direct vessel profit in Brazil, Mexico, Central and South America was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Fast support	6,800		—		68,00		—
Liftboats	24,789		16,060		22,902		16,060
Overall	17,604		16,060		17,807		16,060
Utilization:
Fast support		61%		—%		38%		—%
Liftboats		100%		97%		95%		85%
Overall		80%		49%		65%		24%
Available Days:
Fast support	276		92		624		273
Liftboats	255		92		542		106
Overall	531		184		1,166		379
Operating revenues:
Time charter	$7,479	82%	$1,439	52%	$13,409	73%	$1,439	27%
Bareboat charter	1,168	13%	1,168	42%	3,467	19%	3,467	65%
Other marine services	416	5%	159	6%	1,371	8%	396	8%
	9,063	100%	2,766	100%	18,247	100%	5,302	100%
Direct operating expenses:
Personnel	1,662	18%	326	12%	3,257	18%	487	9%
Repairs and maintenance	312	3%	110	4%	649	3%	230	5%
Drydocking	103	1%	—	—%	114	1%	—	—%
Insurance and loss reserves	163	2%	75	3%	399	2%	86	2%
Fuel, lubes and supplies	427	5%	33	1%	841	5%	60	1%
Other	350	4%	69	2%	898	5%	73	1%
	3,017	33%	613	22%	6,158	34%	936	18%
Direct Vessel Profit	$6,046	67%	$2,153	78%	$12,089	66%	$4,366	82%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $6.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $3.5 million higher due to the repositioning of vessels between geographic regions, $3.2 million higher due to fleet additions and $0.7 million lower due to reduced average day rates for the core fleet. As of September 30, 2018, the Company had one of six owned and leased-in vessels cold-stacked in this region (one fast support vessel) compared with one of four vessels as of September 30, 2017.

Direct Operating Expenses.  Direct operating expenses were $2.4 million higher in the Current Year Quarter compared with the Prior Year Quarter, of which $1.4 million was due to the repositioning of vessels, $0.8 million due to fleet additions and $0.2 million for the active fleet and other marine services.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Time charter revenues were $12.0 million higher in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $7.5 million higher due to the repositioning of vessels between geographic regions, $5.2 million higher due to fleet additions and $0.7 million lower due to reduced average day rates for the core fleet.

Direct Operating Expenses. Direct operating expenses were $5.2 million higher in the Current Nine Months compared with the Prior Nine Months, of which $3.0 million was due to the repositioning of vessels, $2.0 million due to fleet additions and $0.2 million for the active fleet and other marine services.

Europe, primarily North Sea. For the three and nine months ended September 30, the Company’s direct vessel profit in Europe was as follows (in thousands, except statistics):

	For the Three Months ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Standby	8,692		8,650		8,971		8,418
Wind farm utility	2,260		2,221		2,302		2,128
Overall	4,287		4,390		4,721		4,328
Utilization:
Standby		77%		84%		78%		81%
Wind farm utility		91%		94%		77%		86%
Overall		85%		90%		77%		84%
Available Days:
Supply	31		—		122		—
Standby	1,809		1,840		5,404		5,460
Wind farm utility	3,314		3,220		9,633		9,555
Overall	5,154		5,060		15,159		15,015
Operating revenues:
Time charter	$18,832	93%	$20,051	96%	$54,955	96%	$54,829	97%
Other marine services	1,353	7%	754	4%	2,507	4%	1,895	3%
	20,185	100%	20,805	100%	57,462	100%	56,724	100%
Direct operating expenses:
Personnel	9,659	48%	9,079	44%	29,367	51%	25,667	45%
Repairs and maintenance	2,566	12%	2,378	11%	7,126	12%	6,303	11%
Drydocking	2,791	14%	961	5%	5,741	10%	3,140	6%
Insurance and loss reserves	374	2%	203	1%	863	2%	629	1%
Fuel, lubes and supplies	1,170	6%	790	4%	3,505	6%	2,745	5%
Other	441	2%	190	—%	973	2%	677	1%
	17,001	84%	13,601	65%	47,575	83%	39,161	69%
Direct Vessel Profit	$3,184	16%	$7,204	35%	$9,887	17%	$17,563	31%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  For standby safety vessels, time charter revenues were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $ 0.6 million higher due to the repositioning of vessels between geographic regions, $1.0 million lower due to fleet dispositions and $0.9 million lower due to lower utilization.

For wind farm utility vessels, time charter revenues were $0.1 million higher.  Time charter revenues were $0.2 million higher due to fleet additions, $0.1 million higher due to improved average day rates and $0.2 million lower due to the repositioning of vessels between geographic regions.

Other Marine Services were $0.6 million higher due to the charter in of a third party platform supply vessel.

Direct Operating Expenses.  Direct operating expenses were $3.4 million higher in the Current Year Quarter compared to the Prior Year Quarter.  On an overall basis vessel operating expenses were $3.0 million higher due to the cost of converting two supply vessels to standby safety classification, $0.4 million higher for vessels in active service, primarily due to unfavorable changes in currency exchange rates, $0.4 million higher due to the charter in of a third party vessel, $0.3 million higher due to the repositioning of vessels between geographic regions and $0.7 million lower due to net fleet dispositions.

Current Nine Months compared with Prior Nine Months

Operating Revenues.  For standby safety vessels, time charter revenues were $0.6 million higher in the Current Nine Months compared with the Prior Nine Months. Time charter revenues were $2.1 million higher due to favorable changes in currency exchange rates, $0.6 million higher due to the repositioning of vessels between geographic regions, $2.0 lower due to fleet dispositions and $0.1 million lower due to reduced average day rates.

                For wind farm utility vessels, time charter revenues were $0.4 million lower.  Time charter revenues were $0.8 million higher due to favorable changes in currency exchange rates, $0.5 million higher due to net fleet additions, $0.2 million higher due to improved day rates, $1.3 million lower due to reduced utilization and $0.6 million lower due to the repositioning of vessels between geographical regions.

Other Marine Services were $0.6 million higher due to the charter in of a third party platform supply vessel.

Direct Operating Expenses.  Direct operating expenses were $7.2 million higher in the Current Nine Months compared to the Prior Nine Months.  On an overall basis vessel operating expenses were $4.9 million higher due to the cost of converting two supply vessels to standby safety classification, $3.4 million higher for vessels in active service, primarily due to unfavorable changes in currency exchange rates, $0.4 million higher due to the charter in of a third party vessel, $0.2 million higher due to the repositioning of vessels between geographical regions and $1.7 million lower due to net fleet dispositions.

Leased-in Equipment. Leased-in equipment expenses for the Current Nine Months were $1.6 million lower compared with the Prior Nine Months due to the impairment and removal from service of a leased-in vessel during 2017.

Administrative and general. Administrative and general expenses were $1.9 million higher for the Current Year Quarter compared with the Prior Year Quarter primarily due to the recovery of a provision for doubtful accounts. Administrative and General expenses were $3.3 million lower for the Current Nine Months compared with the Prior Nine Months, primarily due to the acceleration of certain stock awards following the Spin-off in 2017 and the reduction in fees in connection with support services provided by SEACOR Holdings.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Nine Months were $1.7 million and $12.5 million higher compared with the Prior Year Quarter and Prior Nine Months, respectively, primarily due to net fleet additions.

Losses on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold two fast support vessels, two windfarm utility vessels, one platform supply vessel, one safety standby vessel and other equipment for net proceeds of $20.9 million and a gain of $0.6 million, all of which was recognized currently. During the Prior Year Quarter, the Company sold two offshore support vessels previously retired and removed from service and other equipment for net proceeds of $0.2 million and gains of $0.2 million.  In addition, the Company recognized impairment charges of $9.9 million related to one fast support vessel removed from service and two specialty vessels.

During the Current Nine Months, the Company sold two supply vessels previously retired and removed from service, four fast support vessels, two standby safety vessels, two windfarm utility vessels, one anchor handling towing supply vessel, one platform supply vessel and other equipment for net proceeds of $23.5 million and gains of $2.0 million, all of which was recognized currently. In addition, the Company recorded impairment charges of $3.0 million primarily related to the Company’s anchor handling towing supply vessels. During the Prior Nine Months, the Company sold two liftboats, one supply vessel, six offshore support vessels previously retired and removed from service and other equipment for net proceeds of $10.3 million and gains of $4.4 million, all of which were recognized currently. In addition, the Company recorded impairment charges of $15.7 million related to one leased-in supply vessel removed from service as it was not expected to be marketed prior to the expiration of its lease, one owned fast support vessel removed from service and two owned in-service specialty vessels.

Other Income (Expense), Net

For the periods ended September 30, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other Income (Expense):
Interest income	$309	$354	$877	$1,479
Interest expense	(7,761)	(4,295)	(20,383)	(12,023)
SEACOR Holdings management fees	—	—	—	(3,208)
SEACOR Holdings guarantee fees	(5)	(21)	(24)	(172)
Loss on debt extinguishment	(638)	—	(638)	—
Marketable security (losses) gains, net	—	(698)	—	10,931
Derivative gains (losses), net	4,387	13,022	(9,797)	12,720
Foreign currency losses, net	(302)	(106)	(981)	(1,389)
Other, net	678	—	678	(1)
	$(3,332)	$8,256	$(30,268)	$8,337

Interest income. Interest income in the Current Nine Months was lower compared with the Prior Nine Months primarily due to lower interest from marketable security positions.

Interest expense. Interest expense in the Current Year Quarter and Current Nine Months compared with the Prior Year Quarter and Prior Nine Months, respectively, was higher primarily due to additional interest incurred on the debt facilities of Falcon Global International, Sea-Cat Crewzer, Sea-Crewzer II and Sea-Cat Crewzer III and FGUSA, along with higher interest as a result of the variable nature of interest rates on debt facilities.

SEACOR Holdings management fees. Following the Spin-off, SEACOR Holdings no longer charges management fees to the Company. However, fees under the Transition Service Agreement for various support services that may be provided for a period up to two years following the Spin-off are included in administrative and general expenses.

Loss on debt extinguishment. On September 26, 2018, the Company entered into a $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA.  A portion of the proceeds ($99.9 million) was used towards the extinguishment of prior term loans (see Note 4). As a result of this transaction, the Company recognized a loss of $0.6 million in fees related to the extinguishment of debt.

Marketable security (losses) gains, net. Marketable security gains of $10.9 million in the Prior Nine Months were primarily due to a long security position exited by the Company during the Prior Nine Months.

Derivative gains (losses), net. Net derivative losses during the Current Nine Months were primarily due to increases in the fair value of the Company’s conversion option liability on its Convertible Senior Notes. The increases in the conversion option liability were primarily the result of increases in the Company’s share price and estimated credit spread, offset by a reduction in the liability following conversion of $50.0 million of its Convertible Senior Notes to equity as a result of the Exchange.

Foreign currency losses, net. Foreign currency losses for the Current Nine Months were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.

Income Tax Benefit

During the Current Nine Months, the Company's effective income tax rate of 15.5% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S income taxes, a return to provision adjustment, and a reversal of an unrecognized benefit. During the Prior Nine Months, the Company's effective income tax rate of 27.4% was primarily due to losses of foreign subsidiaries not benefited.

Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax

Equity in losses of 50% or less owned companies, net of tax, for the Current Year Quarter and Current Nine Month compared with the Prior Year Quarter and Prior Nine Months were $6.3 million and $3.8 million higher, respectively, due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
MexMar	$136	$793	$2,644	$3,382
OSV Partners	(262)	(208)	(1,305)	(628)
Sea-Cat Crewzer	—	—	—	234
Sea-Cat Crewzer II	—	—	—	99
SEACOR Grant DIS	(2)	(484)	(1,058)	(519)
Falcon Global International	—	—	—	(1,559)
Dynamic Offshore Drilling	(944)	(7,553)	(1,650)	(6,936)
SEACOSCO	(527)	—	(2,018)	—
Other	572	146	1,847	630
	$(1,027)	$(7,306)	$(1,540)	$(5,297)

Seacor Grant DIS. During the Current Nine Months equity losses of $1.1 million were primarily due to an impairment charge of $1.1 million, net of taxes, for an other-than-temporary decline in the fair value of the Company’s investment in Seacor Grant DIS.

                Falcon Global International. During the Prior Nine Months, the Company’s partner declined to participate in a capital call from FGI and, as a consequence, the Company obtained 100% voting control of FGI in accordance with the terms of the operating agreement and began consolidating FGI’s net assets effective March 31, 2017. In February 2018, the Company and MOI (an affiliate of our partner in FGI during the Prior Nine Months) contributed certain assets, including 100% of the equity interests in each member of FGI, to FGH, a consolidated subsidiary of the Company, in accordance with the terms of a Joint Venture Contribution and Formation Agreement (see Note 10 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Dynamic Offshore Drilling. During the Prior Nine Months, the Company recognized an impairment charge of $8.3 million, net of tax, for an other-than-temporary decline in the fair value of its equity investments upon Dynamic Offshore Drilling Limited's unsuccessful bid on a charter renewal with a customer. The charter was terminated in February 2018.

               SEACOSCO. During the Current Year Quarter and Current Nine Months equity losses of $0.5 million and $2.0 million, respectively, were primarily due to the mobilization of two newly built vessels following delivery from the shipyard.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, construction reserve funds and cash flows from operations. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of SEACOR Marine Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of September 30, 2018, the Company had unfunded capital commitments of $34.5 million that included two fast support vessels, three supply vessels and two wind farm utility vessel. The Company’s capital commitments by year of expected payment are as follows (in thousands):

Remainder of 2018	$2,734
2019	17,243
2020	14,552
$34,529

The Company has indefinitely deferred an additional $20.8 million of orders with respect to two fast support vessels for which the Company had previously reported unfunded capital commitments.

As of September 30, 2018, the Company had outstanding debt of $415.2 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of September 30, 2018, are as follows:

Actual
Remainder of 2018	$3,738
2019	17,426
2020	25,489
2021	51,753
2022	25,150
Years subsequent to 2022	331,140
$454,696

As of September 30, 2018, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $140.1 million. As of September 30, 2018, construction reserve funds of $35.6 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $2.5 million available under subsidiary credit facilities.

Summary of Cash Flows

For the nine months ended September 30, the following is a summary of the Company's cash flows (in thousands):

	Nine months Ended September 30,
	2018	2017
Cash flows (used in) provided by:
Operating Activities	$(50,121)	$35,144
Investing Activities	(38,288)	(15,529)
Financing Activities	80,918	(8,076)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(541)	1,666
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(8,032)	$13,205

Operating Activities

Cash flows provided by (used in) operating activities decreased by $85.3 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2018	2017
DVP:
United States, primarily Gulf of Mexico	$9,903	$(5,070)
Africa, primarily West Africa	9,108	1,780
Middle East and Asia	8,764	(3,201)
Brazil, Mexico, Central and South America	12,089	4,366
Europe, primarily North Sea	9,887	17,563
Operating, leased-in equipment (excluding amortization of deferred gains)	(14,518)	(16,226)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(37,885)	(44,002)
SEACOR Holdings management and guarantee fees	(24)	(3,380)
Other, net (excluding non-cash losses)	249	(1)
Dividends received from 50% or less owned companies	1,324	2,442
	(1,103)	(45,729)
Changes in operating assets and liabilities before interest and income taxes	(36,100)	(2,713)
Director share awards	893	—
Restricted stock vesting	(83)	—
Proceeds from sale of marketable securities	—	51,877
Cash settlements on derivative transactions, net	(48)	(372)
Interest paid, excluding capitalized interest	(14,201)	(4,745)
Interest received	877	3,001
Income taxes refunded, net	(356)	33,825
Total cash flows (used in) provided by operating activities	$(50,121)	$35,144

_____________________

(1)	During the Current Nine Months and the Prior Nine Months, capitalized interest paid and included in purchases of property and equipment was $1.6 million and $3.1 million, respectively.

For a detailed discussion of the Company's financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company's working capital requirements.

Investing Activities

During the Current Nine Months, net cash used in investing activities was $38.2 million, primarily for the following:

•	capital expenditures were $37.8 million;

•

the Company sold one fast support vessel and two supply vessels previously retired and removed from service, one anchor handling towing supply vessel, three fast support vessels, two standby safety vessels, one wind farm utility vessel and other equipment for net proceeds of $4.0 million ($3.9 million in cash and $0.1 million of previously received deposits) and received  $1.4 million in deposits for the future sale of vessels;

•	construction reserve funds account transactions included withdrawals of $9.8 million;

•	the Company made investments in, and advances to, its 50% or less owned companies of $30.2 million, primarily as a result of a $27.0 million capital contribution in the new SEACOSCO joint venture;

•	the Company sold 51% of Seacor Marlin LLC to MexMar Offshore for $8.0 million; and

•	the Company received $6.5 million as a return of its capital investment in Nautical Power.

During the Prior Nine Months, net cash used in investing activities was $15.7 million, primarily as a result of the following:

•	capital expenditures and payments on fair value hedges were $52.7 million. Six fast support vessels and one platform supply vessel were delivered during the period;

•

the Company sold two liftboats, one supply vessel, six offshore support vessels previously retired and removed from service and other equipment for net proceeds of $10.3 million ($9.8 million in cash and $0.5 million of previously received deposits);

•	construction reserve funds account transactions included deposits of $6.3 million and withdrawals of $39.1 million;

•	the Company made investments in and advances to, its 50% or less owned companies of $5.3 million, including $2.4 million to Falcon Global and $2.3 million to OSV Partners;

•	the Company received capital distributions of $7.4 million from its 50% or less owned company MexMar;

•	effective March 31, 2017, the Company consolidated Falcon Global International and assumed cash of $1.9 million.

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

Financing Activities

During the Current Nine Months, net cash provided by financing activities was $80.9 million. The Company:

•	borrowed $15.0 million under the FGUSA Revolving Loan Facility;

•	paid $15.0 million in debtor-in-possession obligations assumed from MOI;

•	converted €6.0 million of denominated debt into pound sterling debt, paying $7.5 million in euro debt and borrowing $8.5 million in pound sterling debt, resulting in a net increase in USD borrowings of $1.0 million;

•	made scheduled payments on long-term debt and obligations of $15.6 million;

•	borrowed $11.0 million for the purchase of Seacor 88 and Seacor 888;

•	refinanced $99.9 million in debt on eight vessels through a syndicated loan facility,

•	borrowed $30.1 million through a syndicated loan facility;

•	issued Common Stock for proceeds of $43.0 million in a private placement; and

•	issued Warrants to purchase Common Stock for proceeds of $12.8 million in a private placement.

During the Prior Nine Months, net cash used in financing activities was $8.1 million. The Company:

•	borrowed $7.1 million under the Sea-Cat Crewzer III Term Loan Facility;

•	made scheduled payments on long-term debt and capital lease obligations of $8.6 million;

•	incurred issue costs on various facilities of $0.2 million;

•	purchased subsidiary shares from noncontrolling interests for $3.7 million; and

•	paid SEACOR Holdings $2.7 million for the distribution of SEACOR Marine restricted stock to Company personnel in connection with the Spin-off.

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

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  There has been no material change in the Company’s off-balance sheet arrangements during the nine months ended September 30, 2018.

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

Contractual Obligations and Commercial Commitments

For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  There has been no material change in the Company’s contractual obligations and commercial commitments during the nine months ended September 30, 2018.

Contingencies

As of September 30, 2018, SEACOR Holdings has guaranteed $46.1 million on behalf of the Company for various obligations including: letter of credit obligations, performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2018. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, see Note 10. “Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

10.1

Credit Agreement, dated as of September 26, 2018, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., DNB Bank, ASA, New York Branch, DNB Markets Inc., Clifford Capital PTE, LTD., NIBC Bank N.V. and entities identified on schedules to the Credit Agreement.

10.2	Guaranty, dated as of September 28, 2018, by SEACOR Marine Holdings Inc. in favor of DNB Bank ASA, New York Branch, as security trustee for the creditors under the Credit Agreement
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	November 13, 2018	By:	/s/ John Gellert
John Gellert, President and Chief Executive Officer (Principal Executive Officer)

DATE:	November 13, 2018	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)