Form 10-Q
period 2019-03-31
SEACOR Marine Holdings Inc.
filed 2019-05-10
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019              or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-37966

SEACOR Marine Holdings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2564547
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12121 Wickchester Suite 500
Houston, TX	77079
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (346) 980-1700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SMHI	New York Stock Exchange (“NYSE”)

The total number of shares of common stock, par value $.01 per share, outstanding as of May 3, 2019 was 21,290,779. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$63,855	$95,195
Restricted cash	2,240	1,657
Receivables:
Trade, net of allowance for doubtful accounts of $455 and $860 in 2019 and 2018, respectively	67,900	64,125
Other	9,078	12,082
Inventories	4,139	3,443
Prepaid expenses and other	4,597	2,530
Total current assets	151,809	179,032
Property and Equipment:
Historical cost	1,294,945	1,242,733
Accumulated depreciation	(579,441)	(561,272)
	715,504	681,461
Construction in progress	63,301	88,918
Net property and equipment	778,805	770,379
Right-of-Use Asset - Operating Leases	30,503	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	119,520	121,773
Construction Reserve Funds	28,109	28,061
Other Assets	3,603	3,690
	$1,112,349	$1,102,935
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$17,918	$-
Current portion of long-term debt	17,426	16,812
Accounts payable and accrued expenses	27,263	19,370
Due to SEACOR Holdings	535	452
Accrued wages and benefits	4,280	5,025
Accrued income taxes	2,650	1,917
Accrued capital, repair and maintenance expenditures	20,817	18,886
Deferred revenues	3,601	1,327
Other current liabilities	16,219	19,828
Total current liabilities	110,709	83,617
Long-Term Operating Lease Liabilities	19,851	—
Long-Term Debt	384,344	387,854
Conversion Option Liability on Convertible Senior Notes	6,201	5,276
Deferred Income Taxes	41,831	44,682
Deferred Gains and Other Liabilities	7,290	26,571
Total liabilities	570,226	548,000
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 21,104,837 and 20,443,215 shares issued in 2019 and 2018, respectively	211	204
Additional paid-in capital	422,830	415,372
Retained earnings	111,701	126,834
Shares held in treasury of 25,558 and 4,007, respectively, at cost	(373)	(91)
Accumulated other comprehensive loss, net of tax	(16,812)	(16,788)
	517,557	525,531
Noncontrolling interests in subsidiaries	24,566	29,404
Total equity	542,123	554,935
	$1,112,349	$1,102,935

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Operating Revenues	$56,249	$51,721
Costs and Expenses:
Operating	44,277	38,348
Administrative and general	12,000	12,374
Lease expense	4,148	3,258
Depreciation and amortization	17,193	19,512
	77,618	73,492
Gains (Losses) on Asset Dispositions and Impairments, Net	359	(2,643)
Operating Loss	(21,010)	(24,414)
Other Income (Expense):
Interest income	357	216
Interest expense	(7,735)	(6,133)
SEACOR Holdings guarantee fees	(29)	(12)
Derivative losses, net	(925)	(11,516)
Foreign currency gains, net	635	139
	(7,697)	(17,306)
Loss Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(28,707)	(41,720)
Income Tax Benefit	(3,831)	(9,824)
Loss Before Equity in Earnings of 50% or Less Owned Companies	(24,876)	(31,896)
Equity in (Losses) Earnings of 50% or Less Owned Companies	(3,397)	208
Net Loss	(28,273)	(31,688)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(2,724)	(2,855)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(25,549)	$(28,833)

Basic and Diluted Loss Per Common Share and Warrants of SEACOR Marine Holdings Inc.	$(1.11)	$(1.64)
Weighted Average Common Shares and Warrants Outstanding:
Basic and Diluted	23,090,137	17,571,490

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net Loss	$(28,273)	$(31,688)
Other Comprehensive Loss:
Foreign currency translation gains	875	1,912
Derivative (losses) gains on cash flow hedges	(710)	131
Reclassification of derivative gains on cash flow hedges to interest expense	71	1
Reclassification of derivative (losses) gains on cash flow hedges to equity in earnings of 50% or less owned companies	(260)	129
	(24)	2,173
Income tax benefit	—	(27)
	(24)	2,146
Comprehensive Loss	(28,297)	(29,542)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	(2,724)	(2,778)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(25,573)	$(26,764)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
December 31, 2017	17,675,356	$177	$303,996	—	—	$216,511	$(12,493)	$14,975	$523,166
Impact of adoption of new accounting standard for income tax effects		—	—	—	—	(12,069)	—	—	(12,069)
December 31, 2017	17,675,356	177	303,996	-	-	204,442	(12,493)	14,975	511,097
Issuance of Common Stock	138,399	1	1,792	—	—	—	—	—	1,793
Amortization of employee share awards	(27,186)	—	476	—	—	—	—	—	476
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(12,037)	(12,037)
Issuance of noncontrolling interests	—	—	375	—	—	—	—	31,010	31,385
Net loss	—	—	—	—	—	(28,833)	—	(2,855)	(31,688)
Other comprehensive loss	—	—	—	—	—	—	2,069	77	2,146
March 31, 2018	17,786,569	$178	$306,639	—	—	$175,609	$(10,424)	$31,170	$503,172

December 31, 2018	20,439,208	$204	$415,372	4,007	$(91)	$126,834	$(16,788)	$29,404	$554,935
Impact of adoption of new accounting standard for leases		—	—	—	—	10,416	—	—	10,416
December 31, 2018	20,439,208	204	415,372	4,007	(91)	137,250	(16,788)	29,404	565,351
Issuance of Common Stock	653,872	7	6,589	—	—	—	—	—	6,596
Amortization of employee share awards	—	—	776	—	—	—	—	—	776
Exercise of options	8,750	—	108	—	—	—	—	—	108
Restricted stock vesting	(21,551)	—	—	21,551	(282)	—	—	—	(282)
Cancellation of employee share awards	(1,000)	—	(15)	—	—	—	—	—	(15)
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(2,114)	(2,114)
Net loss	—	—	—	—	—	(25,549)	—	(2,724)	(28,273)
Other comprehensive loss	—	—	—	—	—	—	(24)	—	(24)
March 31, 2019	21,079,279	$211	$422,830	25,558	$(373)	$111,701	$(16,812)	$24,566	$542,123

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(28,273)	$(31,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,193	19,512
Deferred financing costs amortization	320	237
Option amortization	—	218
Restricted stock amortization	761	258
Restricted stock vesting	(282)	—
Debt discount amortization	1,373	1,494
Amortization of deferred gains against charter expense	—	(2,009)
Bad debt expense	(404)	(26)
(Gain) loss from equipment sales, retirements or impairments	(359)	2,643
Derivative losses	925	11,516
Cash settlement on derivative transactions, net	(75)	(129)
Currency gains	(635)	(139)
Deferred income taxes	(5,160)	(11,286)
Equity (earnings) losses	3,397	(208)
Dividends received from equity investees	400	—
Changes in Operating Assets and Liabilities:
Accounts receivables	(1,686)	(3,342)
Other assets	(2,690)	(346)
Accounts payable and accrued liabilities	13,228	1,786
Net cash used in operating activities	(1,967)	(11,509)
Cash Flows from Investing Activities:
Purchases of property and equipment	(21,183)	(8,557)
Proceeds from disposition of property and equipment	552	282
Net change in construction reserve fund	(48)	—
Investments in and advances to 50% or less owned companies	(1,951)	(19,950)
Return of investments and advances from 50% or less owned companies	—	99
Net cash used in investing activities	(22,630)	(28,126)
Cash Flows from Financing Activities:
Payments on long-term debt	(4,361)	(28,807)
Proceeds from issuance of long-term debt, net of issue costs	—	18,471
Purchase of subsidiary shares from noncontrolling interests	(3,392)	—
Proceeds from exercise of stock options and Warrants	108	—
Issuance of stock	—	1,793
Net cash used in financing activities	(7,645)	(8,543)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,485	682
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(30,757)	(47,496)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	96,852	112,551
Cash, Restricted Cash and Cash Equivalents, End of Period	$66,095	$65,055

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Marine Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR Marine” refers to SEACOR Marine Holdings Inc. without its consolidated subsidiaries.

Recently Adopted Accounting Standards.

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new leasing standard, ASC 842, meant to improve transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements.  The Company adopted the new standard on January 1, 2019 and applied the transition provisions of the new standard with recognition of a cumulative-effect adjustment to the opening balance of retained earnings and therefore the Company was not required to recast previously issued financial statements. The Company elected the available practical expedients permitted under the guidance including the ability to carry forward the existing lease classification, the option to not separate lease and non-lease components in calculating the right-of-use assets and corresponding lease liabilities and to not apply the recognition requirements of Topic 842 to short-term leases (leases that have a duration of twelve months or less at lease inception). For some leases, it was not possible for the Company to determine the interest rate implicit in each of its operating leases and therefore used the Company’s incremental borrowing rate in calculating operating lease right-of-use assets and lease liabilities.  The Company included renewal options that were reasonably certain of being exercised in determining the lease term.  Upon adoption, the Company recorded $33.7 million of right-of-use assets, $31.9 million in lease liabilities, and a cumulative-effect adjustment to the opening balance of retained earnings of $1.7 million for certain of the Company’s equipment, office and land leases.  In addition, unamortized deferred gains for four vessels previously accounted for under sale-leaseback arrangements of $8.7 million, ($11.0 million deferred gains net of $2.3 million deferred taxes), were fully recognized as an adjustment to the opening balance of retained earnings.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The amendments in ASU 2018-02 permit a reclassification from Accumulated Other Comprehensive Income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts & Jobs Act (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. For the period ending March 31, 2019, an election has not been made to reclassify the income tax effects of the TCJA from AOCI to retained earnings.

In June 2018, the FASB issued ASU 2018-07, a new accounting standard which addresses aspects of the accounting for nonemployee share-based payment transactions.  The standard is effective for interim and annual periods beginning after December 15, 2018.  The adoption of the new standard by the Company did not have a material impact on its consolidated financial position or its results of operations and cash flows.

Critical Accounting Policies.

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

Lease Revenues. The Company’s lease revenues are primarily from time charters and bareboat charters that are recognized ratably over the lease term as services are provided, typically on a per day basis. The charterer will take the vessel on hire for a specific period of time, use the vessel to move cargo, people or equipment and will pay the Company the agreed upon rate per day. Under a time charter the Company provides a vessel to a customer for a set term and the Company is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer for a set term and the customer assumes responsibility for all operating expenses, including fuel, and the risk of operation (see Note 14).

Revenues from Customers of Management Servicers. The Company contracts with various customers to carry out management services for vessels as agents for and on behalf of ship owners.  These services include crew management, technical management, commercial management, insurance arrangements, sale and purchase of vessel, provisions and bunkering. As manager, the Company undertakes to use its best endeavors to provide the agreed management services as agents for, and on behalf of the ship owners in accordance with sound ship management practice and to protect and promote the interest of the owners in all matters relating to the provision of the agreed upon management services. The Company also contracts with various customers to carry out management services regarding engineering for vessel construction and vessel conversions. The vast majority of the ship management agreements have a duration of one to three years and are typically billed on a monthly basis. The Company satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred (see Note 14).

Revenue that does not meet the aforementioned criteria is deferred until the criteria is met and are considered contract liabilities. Contract liabilities which are included in other current liabilities in the accompanying condensed consolidated balance sheets, for the three months ended March 31 were as follows (in thousands):

	2019	2018
Balance at beginning of period	$1,327	$10,104
Revenues deferred during the period	3,409	875
Revenues recognized during the period	(1,135)	(1,550)
Balance at end of period	$3,601	$9,429

As of March 31, 2019, contract liabilities include $2.0 million related to the time charter of an offshore support vessel to a customer for which collection was not reasonably assured. The Company will recognize revenues when collected or when collection is reasonably assured. All costs and expenses related to this charter were recognized as incurred.

As of March 31, 2019, the Company has deferred $1.4 million received as reimbursement for upgrades of a vessel and deferred reservation fees. The amount will be recognized in revenues over time, commencing with the start of the new time charter agreement for the vessel.

The remaining balance of $0.2 million as of March 31, 2019 is comprised of contract liabilities to two customers for which collection is not reasonably assured.

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

As of March 31, 2019, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

Offshore Support Vessels:
Crew transfer vessels	10
All other offshore support vessels (excluding crew transfer vessels)	20

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the three months ended March 31, 2019, capitalized interest totaled $0.4 million.

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected undiscounted cash flows or appraisals, as appropriate. During the three months ended March 31, 2019, the Company did not recognize any impairment charges related to its long-lived assets.  During the three months ended March 31, 2018, the Company recognized $2.9 million of impairment charges related to four anchor-handling vessels removed from service and adjusted to scrap value.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies.  During the three months ended March 31, 2018, the Company recognized impairment charges of $1.2 million related to one of its 50% or less owned companies which the Company believed was unable to meet all of its liabilities.

Income Taxes. During the three months ended March 31, 2019, the Company's effective income tax rate of 13.4% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, and foreign taxes not creditable against U.S. income taxes. During the three months ended March 31, 2018, the Company’s effective income tax rate of 23.5% was primarily due to taxes not provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, and a reversal of an unrecognized tax benefit.

Deferred Gains. The Company has sold certain equipment to its 50% or less owned companies, entered into vessel sale-leaseback transactions with finance companies and provided seller financing on sales of its equipment to third parties and its 50% or less owned companies. In 2018, a portion of the gains realized from these transactions were deferred and recorded in deferred gains and other liabilities in the accompanying condensed consolidated balance sheets and were amortized in operating expenses as a reduction to rental expense. The new lease accounting pronouncement which was adopted on January 1, 2019 required the recognition of unamortized gains as a cumulative-effect adjustment to the opening balance of retained earnings.

Deferred gain activity related to these transactions for the three months ended March 31 was as follows (in thousands):

	2019	2018
Balance at beginning of period	$11,819	$25,006
Amortization of deferred gains included in operating expenses as a reduction to rental expense	—	(2,009)
Impact of adoption of new accounting standard	(11,026)	—
Other adjustments	—	(25)
Balance at end of period	$793	$22,972

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Other Comprehensive Income (Loss)
December 31, 2018	$(15,472)	$(1,316)	$(16,788)	$(1,445)	$(11)
Other comprehensive income (loss)	875	(899)	(24)	—	—	$(24)
Three Months Ended March 31, 2019	$(14,597)	$(2,215)	$(16,812)	$(1,445)	$(11)	$(24)

Leases.  The Company determines if an arrangement contains a lease at the inception of a contract.  Leases with contractual terms less than twelve months are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the term of the short-term lease.  Leases with contractual terms longer than twelve months are categorized as either operating or finance, with corresponding right-of-use asset and lease liability recorded on the balance sheet.  Finance leases are generally those leases that substantially utilize or pay for the entire asset over its estimated life.  All other leases are categorized as operating leases.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Lease liabilities are recognized at the present value of the fixed lease payments, using an implicit discount rate if available, or if not readily available, the Company’s incremental borrowing rate.  Right-of-use assets are recognized based on the initial present value of the fixed lease payments and are tested for impairment in the same manner as long-lived assets used in operations.  When options exist to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that these options will be exercised, the options are considered in determining the classification and measurement of the lease.

Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares and warrants to purchase common shares at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods.  The Warrants are included in the basic loss per common share because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive.  Diluted loss per common share of the Company is computed based on the weighted average number of common shares and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the if-converted method that assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes.  For the three months ended March 31, 2019 and 2018, diluted earnings per common share of the Company excluded 2,183,708 and 4,070,500 common shares, respectively, issuable pursuant to the Company’s Convertible Senior Notes (see Note 4) as the effect of their inclusion in the computation would be anti-dilutive.  In addition, for the three months ended March 31, 2019 and 2018, diluted loss per common share of the Company excluded 129,080 and 94,507 shares of restricted stock, respectively, and 791,816 and 653,700 shares of stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

New Accounting Pronouncements.  In August 2018, the FASB issued ASU 2018-13, a new accounting standard which modifies the disclosure requirements related to fair value measurement.  The new guidance is effective for fiscal years beginning after December 15, 2019.  The effects of this standard on our financial position or reporting is not expected to be material.

In August 2018, the FASB issued ASU 2018-15, a new accounting standard which provided guidance regarding the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement).  The guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The standard is effective for interim and annual periods beginning after December 15, 2019.  The Company is evaluating the provisions of the standard but does not expect the adoption of the new standard to have a material impact on its consolidated financial position or its results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, an amendment to the accounting standards which replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates.  The new standard is effective for interim periods beginning after December 15, 2019.  Early adoption is permitted for annual periods beginning after December 15, 2018.  The Company has not yet determined what impact, if any, the adoption of the new standard will have on its consolidated financial position, results of operations or cash flows.

Reclassification.  Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.  The reclassification had no impact on total assets, liabilities, or net loss.

2.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2019, capital acquisitions were $21.2 million. Equipment deliveries during the three months ended March 31, 2019 include one fast support vessel (“FSV”) and one platform supply vessel (“PSV”).

During the three months ended March 31, 2019, the Company sold one standby safety vessel and other equipment for $0.1 million cash and one vessel under construction for $4.3 million (all of which was a previously received deposit) and gains of $0.3 million.  In addition, the Company received $0.4 million in deposits for future asset sales.

3.	INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

SEACOSCO.  The Company owns an unconsolidated 50% interest in SEACOSCO Offshore LLC (“SEACOSCO”). In the quarter ended March 31, 2019, SEACOSCO took delivery of two PSVs and title to one PSV, and the Company contributed $2.0 million in capital to SEACOSCO for construction costs. In the year ended December 31, 2018, SEACOSCO took delivery of two PSVs and title to another five of the PSVs, and the Company contributed $29.6 million in capital to SEACOSCO.

    Offshore Vessels Holdings.  On December 28, 2018, the Company invested $4.9 million for a 49% share in Offshore Vessels Holdings S.A.P.I. de C.V. (“OVH”), an unconsolidated joint venture affiliated with Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”). The joint venture is used to invest in offshore assets or business internationally.  On February 13, 2019, OVH loaned $10.0 million to Operadora Productora y Exploradora Mexicana, an affiliate of MexMar, for three years at an interest rate of 15% paid quarterly.

FRS Windcat Offshore Logistics GmbH. During the quarter ended March 31, 2019, the Company concluded the sale of one vessel under construction for $4.3 million to a wholly owned subsidiary of FRS Windcat Offshore Logistics GmbH, an unconsolidated joint venture.

Guarantees. The Company has guaranteed certain of the outstanding charter receivables of one of its managed 50% or less owned companies if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of March 31, 2019, the total amount guaranteed by the Company under this arrangement is $0.3 million.

In addition, as of March 31, 2019, two of the Company's 50% or less owned companies have bank debt secured by, among other things, a first preferred mortgage on the 50% or less owned companies’ vessels.  The banks also have the authority to require the Company and its partners to fund uncalled capital commitments, as defined in the partnership agreements governing the companies. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was, as of March 31, 2019, $0.8 million in the aggregate.  This liability is included in other long-term liabilities.

4.	LONG-TERM DEBT
The Company’s long-term debt obligations as March 31, 2019 and December 31, 2018 were as follows (in thousands):
	March 31, 2019	December 31, 2018
SEACOR Marine Foreign Holdings Syndicated Credit Facility	$123,500	$126,750
Convertible Senior Notes	125,000	125,000
Falcon Global USA Term Loan Facility	109,099	109,099
Sea-Cat Crewzer III Term Loan Facility	25,366	25,989
Windcat Workboats Facilities	24,615	24,850
Falcon Global USA Revolver	15,000	15,000
SEACOR 88/888 Term Loan	11,000	11,000
BNDES Equipment Construction Finance Notes	4,795	5,284
	$438,375	$442,972
Portion due within one year	(17,426)	(16,812)
Debt discount	(30,631)	(32,005)
Issue costs	(5,974)	(6,301)
	$384,344	$387,854

As of March 31, 2019, the Company is in compliance with all debt covenants and lender requirements.

Letters of Credit. As of March 31, 2019, the Company had outstanding letters of credit of $4.8 million securing one long-term debt obligation, $0.3 million securing one lease obligation and $2.5 million for labor and performance guarantees.

5.	LEASES

As of March 31, 2019, the Company leases in four anchor handling towing supply (“AHTS”) vessels, two liftboats, one FSV, one supply vessel and certain facilities and other equipment.  The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of March 31, 2019, the remaining lease terms of the vessels have remaining durations from eight to 32 months. The lease terms of the other equipment range in duration from 10 to 333 months.

As of March 31, 2019, future minimum payments for operating leases for the remainder of 2019 and the years ended December 31 were as follows (in thousands):

Remainder of 2019	$14,778
2020	13,982
2021	7,036
2022	640
2023	622
Years subsequent to 2023	4,858
41,916
Interest component	(4,147)
37,769
Current portion of long-term operating lease liabilities	17,918
Long-term operating lease liabilities	$19,851

For the three months ended March 31, 2019, the components of lease expense were as follows (in thousands):

2019
Operating lease expense	$3,612
Short-term lease expense (lease duration of twelve months or less at lease commencement)	536
$4,148

For the three months ended March 31, 2019, other information related to operating leases were as follows (in thousands except weighted average data):

2019
Operating cash flows from operating leases	$4,837
Right-of-use assets obtained for operating lease liabilities	$33,757
Weighted average remaining lease term, in years	4.4
Weighted average discount rate	4.1%

6.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the three months ended March 31, 2019:

Statutory rate	21.0%
Noncontrolling interests	(2.1)
Foreign earnings not subject to U.S. income tax	(3.4)
Foreign taxes not creditable against U.S. income tax	(4.2)
Other	2.1
13.4%

7.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$2,295	$—	$1,659	(1)
	—	2,295	—	1,659
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	—	6,201	—	5,276
	$—	$8,496	$—	$6,935

(1)Included in other current liabilities in the accompanying condensed consolidated balance sheets.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized immaterial losses on derivative instruments designated as cash flow hedges during the three months ended March 31, 2019. As of March 31, 2019, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•

Windcat Workboats Holdings Ltd. (“Windcat Workboats”) had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03%) per annum on the aggregate notional value of €15.0 million (approximately $16.9 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value;

•

SEACOR Marine Foreign Holdings Inc. (“SMFH”) had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $9.5 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $52.7 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88 LLC and SEACOR 888 LLC (collectively, “SEACOR 88/888”) have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.2% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

MexMar had five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $94.4 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized (losses) gains on derivative instruments not designated as hedging instruments for the three months ended March 31 as follows (in thousands):

	2019	2018
Conversion option liability on Convertible Senior Notes	$(925)	$(12,159)
Interest rate swap agreements	—	643
	$(925)	$(11,516)

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes issued to investment funds managed and controlled by the Carlyle Group (See Note 8, Fair Value Measures).

The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements that did not qualify as cash flow hedges for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of March 31, 2019, these interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•

SEACOR OSV Partners I LP (“OSV Partners”) had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% per annum on the aggregate amortized notional value of $26.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

8.	FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities as of March 31, 2019 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
March 31, 2019
ASSETS
Construction reserve funds	$28,109	$—	$—
LIABILITIES
Derivative instruments	—	2,295	—
Conversion Option Liability on Convertible Senior Notes	—	—	6,201
December 31, 2018
ASSETS
Construction reserve funds	$28,221	$—	$—
LIABILITIES
Derivative instruments	—	1,659	—
Conversion Option Liability on Convertible Senior Notes	—	—	5,276

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

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2019 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2019
ASSETS
Cash, cash equivalents and restricted cash	$66,095	$66,095	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	401,770	—	387,937	—
December 31, 2018
ASSETS
Cash, cash equivalents and restricted cash	$96,852	$96,852	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	404,666	—	388,949	—

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

The Company had no other assets and liabilities that were measured at fair value, and recognized no impairment charges, during the three months ended March 31, 2019.

9.	WARRANTS

On April 26, 2018, the Company closed a private placement of its Common Stock and Warrants to purchase its Common Stock (which were issued to certain investors in place of Common Stock to facilitate compliance with Jones Act restrictions) for aggregate gross proceeds of $56,855,000 (the “PIPE Private Placement”) with certain qualified institutional buyers and other accredited investors. The PIPE Private Placement included the issuance of 2,168,586 shares of Common Stock and Warrants to purchase 674,164 shares of the Common Stock at an exercise price of $0.01 per share (the “PIPE Warrants”). The PIPE Warrants were issued to Proyectos Globales de Energía y Servicios CME, S.A. de C.V. a variable capital corporation (sociedad anónima de capital variable) incorporated and existing under the laws of the United Mexican States (“CME”) on April 26, 2018, have a 25-year term and an exercise price of $0.01 per share. On May 2, 2018, the Company and Carlyle entered into an amendment and exchange agreement pursuant to which Carlyle exchanged $50.0 million in principal amount of the Convertible Senior Notes for warrants in order to purchase 1,886,292 shares of common stock at an exercise price of $0.01 per share (the “Exchange Warrants” and, together with the PIPE Warrants, the “Warrants”). The Exchange Warrants have a 25-year term, which commenced May 2, 2018. On May 31, 2018 and June 8, 2018, 250,693 and 38,857 of the PIPE Warrants were exercised, respectively for $0.01 per share, which left 2,271,406 Warrants outstanding as of March 31, 2019.

10.	STOCKHOLDERS' EQUITY

The impact of adopting ASC 842 resulted in an increase of $10.4 million, net of tax, to the Company’s opening retained earnings for the current period.

On January 9, 2019, certain indirect wholly-owned subsidiaries of SEACOR Marine acquired three FSVs in exchange for the private placement of 603,872 shares of its Common Stock to domestic U.S. holders affiliated with the McCall family of Louisiana.  The value of the vessels and the Common Stock was $7.8 million based on the closing price of a share of Common Stock on the NYSE on the day of the exchange.  The Common Stock was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.  The Company has operated the acquired vessels for the past ten years under a revenue sharing pooling agreement that included four of its owned FSVs of similar specification.  In accordance with its terms, this pooling agreement was terminated.

On January 25, 2019, Seabulk Overseas Transport, Inc. (“Seabulk Overseas”), a wholly-owned subsidiary of SEACOR Marine, acquired a 6.25% minority interest in Windcat Workboats that it did not previously own upon the exercise of certain put options by one of the two minority owners pursuant to the terms of a subscription and shareholders agreement, as amended (the “Subscription and Shareholders Agreement”), in exchange for consideration of £1.5 million (approximately $2.0 million) in cash. The Company acquired the other 6.25% minority interest in Windcat Workboats that the Company did not already own on March 15, 2019 in exchange for consideration of 50,000 shares of Common Stock and €1.2 million (approximately $1.4 million) in cash. The Common Stock was issued in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. The two acquisitions resulted in Seabulk Overseas owning (and SEACOR Marine indirectly owning) 100% of Windcat Workboats.

11.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests		March 31, 2019	December 31, 2018
Falcon Global Holdings	28%		$24,261	$26,989
Windcat Workboats	0%	(1)	—	2,115
Other	1.8%		305	300
			$24,566	$29,404
(1)	As of March 31, 2019; at December 31, 2018, noncontrolling interest was 12.5%.

Falcon Global Holdings.   The Company consolidates Falcon Global Holdings LLC (“FGH”) as the Company holds 72% of the equity interest in FGH and is entitled to appoint a majority of the board of managers of FGH.  During the three months ended March 31, 2019 and 2018, the net loss of FGH was $9.7 million and $9.3 million, respectively, of which $2.7 million and $2.6 million, respectively, was attributable to noncontrolling interests.

Windcat Workboats. Prior to January 25, 2019, Seabulk Overseas, a wholly owned subsidiary of the Company, owned 87% of Windcat Workboats.  On January 25, 2019, Seabulk Overseas acquired a 6.25% minority interest in Windcat Workboats that it did not previously own.  Seabulk Overseas acquired the remaining 6.25% interest in Windcat Workboats that the Company did not already own on March 15, 2019. For the three months ended March 31, 2018, the net loss of Windcat Workboats was $1.9 million and $0.2 million was attributed to noncontrolling interests.

12.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2019, the Company’s unfunded capital commitments were $85.7 million for one FSV, two supply vessels, three crew transfer vessels (“CTV”) and three PSVs. Of the amount of unfunded capital commitments, $54.0 million is payable during the remainder of 2019 and $31.7 million is payable during 2020.  The Company has indefinitely deferred an additional $20.2 million of orders with respect to two FSVs for which the Company had previously reported unfunded capital commitments.

As of March 31, 2019, the Company has guaranteed certain performance contracts of one of its subsidiaries by setting aside £0.9 million from its available borrowing under an unsecured line of credit. If the contract were not fulfilled, the line of credit would be drawn to fund the guarantee.

As of March 31, 2019, SEACOR Holdings Inc. (“SEACOR Holdings”) has guaranteed $36.6 million on behalf of the Company for various obligations including: performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the U.K. Merchant Navy Officers Pension Fund (“MNOPF”). Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

13.	COMMON STOCK AND RELATED MATTERS

Transactions in connection with the Company's 2017 Equity Incentive Plan during the three months ended March 31, 2019 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2018	192,346
Vested	62,266
Forfeited	1,000
Outstanding as of March 31, 2019	129,080

Stock Option Activity:
Outstanding as of December 31, 2018	805,566
Exercised	8,750
Forfeited	5,000
Outstanding as of March 31, 2019	791,816

For the three months ended March 31, 2019, the Company acquired for treasury 21,551 shares of Common Stock for an aggregate purchase price of $281,833 from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's 2017 Equity Incentive Plan.

14.	SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Annual Report on Form 10 -K for the year ended December 31, 2018. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the three months ended March 31, 2019
Operating Revenues:
Time charter	$8,005	$10,773	$12,499	$4,922	$15,928	$52,127
Bareboat charter	—	—	—	1,143	—	1,143
Other marine services	1,132	(637)	228	635	1,621	2,979
	9,137	10,136	12,727	6,700	17,549	56,249
Direct Costs and Expenses:
Operating:
Personnel	4,503	3,867	4,254	1,556	8,576	22,756
Repairs and maintenance	2,778	1,184	2,193	335	2,516	9,006
Drydocking	1,994	338	159	79	309	2,879
Insurance and loss reserves	592	213	327	135	207	1,474
Fuel, lubes and supplies	683	754	709	428	1,179	3,753
Other	90	2,106	1,100	521	592	4,409
	10,640	8,462	8,742	3,054	13,379	44,277
Direct Vessel (Loss) Profit	$(1,503)	$1,674	$3,985	$3,646	$4,170	11,972
Other Costs and Expenses:
Operating:
Lease expense	$2,897	$665	$6	$1	$362	3,931
Administrative and general (1)						12,217
Depreciation and amortization	5,498	2,356	4,249	1,936	3,154	17,193
						33,341
Gains on Asset Dispositions, Net						359
Operating Loss						$(21,010)
As of March 31, 2019
Property and Equipment:
Historical cost	$416,559	$207,167	$310,297	$119,699	$241,223	$1,294,945
Accumulated depreciation	(223,720)	(59,652)	(85,627)	(60,444)	(149,998)	(579,441)
	$192,839	$147,515	$224,670	$59,255	$91,225	$715,504
Total Assets (2)	$330,938	$160,624	$266,007	$128,421	$133,019	$1,019,009

(1)	Includes $217 facility lease expense.
(2)	Total assets by region does not include corporate assets of $93,340 as of March 31, 2019.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the three months ended March 31, 2018
Operating Revenues:
Time charter	$5,982	$10,794	$11,374	$1,374	$17,618	$47,142
Bareboat charter	—	—	—	1,143	—	1,143
Other	1,655	1,287	(130)	110	514	3,436
	7,637	12,081	11,244	2,627	18,132	51,721
Direct Costs and Expenses:
Operating:
Personnel	3,992	4,073	4,022	376	9,213	21,676
Repairs and maintenance	694	1,356	2,428	305	2,290	7,073
Drydocking	525	2	(11)	—	1,741	2,257
Insurance and loss reserves	434	218	236	67	235	1,190
Fuel, lubes and supplies	493	669	1,034	65	1,284	3,545
Other	25	1,036	1,208	60	278	2,607
	6,163	7,354	8,917	873	15,041	38,348
Direct Vessel Profit	$1,474	$4,727	$2,327	$1,754	$3,091	13,373
Other Costs and Expenses:
Operating:
Lease expense	$1,862	$963	$—	$—	$—	2,825
Administrative and general (1)						12,807
Depreciation and amortization	6,535	2,807	6,090	1,219	2,861	19,512
						35,144
Losses on Asset Dispositions and Impairments, Net						(2,643)
Operating Loss						$(24,414)
As of March 31, 2018
Property and Equipment:
Historical cost	$526,986	$168,317	$349,047	$93,223	$182,923	$1,320,496
Accumulated depreciation	(236,120)	(54,349)	(109,601)	(39,551)	(140,840)	(580,461)
	$290,866	$113,968	$239,446	$53,672	$42,083	$740,035
Total Assets (2)	$423,328	$117,298	$270,293	$123,679	$53,077	$987,675

(1)	Includes $433 facility lease expense.
(2)	Total assets by region does not include corporate assets of $129,703 as of March 31, 2018.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of March 31, 2019 and 2018, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $119.5 million and $112.2 million, respectively. Equity in (losses) earnings of 50% or less owned companies for the three months ended March 31, 2019 and 2018 were ($3.4) million and $0.2 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. [Certain of these risks, uncertainties and other important factors are discussed in Item 1A. (Risk Factors) and Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s 2018 Annual Report]. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time.  All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Overview

The following analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).

The Company provides global marine and support transportation services to offshore oil, natural gas exploration and windfarm development and production facilities worldwide. As of March 31, 2019, the Company and its joint ventures operate a diverse fleet of 182 support and specialty vessels, of which 131 were owned or leased-in, 47 were joint ventured and four were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

The Company’s fleet features offshore support and specialty vessels that deliver cargo and personnel to offshore installations; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; provide construction, well workover and decommissioning support; carry and launch equipment used underwater in drilling and well installation, maintenance and repair; and provide windfarm installation, maintenance and repair support. Additionally, the Company’s vessels provide accommodations for technicians and specialists, safety support and emergency response services. The Company’s fleet also features crew transfer vessels used primarily in windfarm operations.

The Company operates its fleet in five principal geographic regions: the United States, primarily in the Gulf of Mexico; Africa, primarily in West Africa; the Middle East and Asia; Brazil, Mexico, Central and South America (“Latin America”); and Europe, primarily in the North Sea. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among its geographic regions, subject to flag restrictions, as changes in market conditions dictate. The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of the Company’s operating results and cash flows. Unless a vessel is cold-stacked, there is little reduction in daily running costs for the vessels and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization. The Company manages its fleet utilizing a global network of shore side support, administrative and finance personnel.

Offshore oil and natural gas market conditions deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. As of March 31, 2019, oil prices had increased from the February 2016 lows to a price of approximately $62 per barrel. While the Company has experienced what it believes is a beginning of a recovery, it continued to experience difficult market conditions through the first quarter of 2019.

Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets in addition to cold-stacking and laying up vessels. The Company continues to closely monitor the reactivation of existing offshore support vessels as well as the delivery of newly built offshore support vessels to the industry-wide fleet, which is creating situations of oversupply, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels and (ii) the increasing size of the global offshore support vessel fleet as vessels are reactivated and newly built vessels are placed into service could, in isolation or together, have a material adverse effect on the Company’s results of operations, financial position and cash flows.

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

Recent Events

On January 9, 2019, certain indirect wholly-owned subsidiaries of SEACOR Marine acquired three FSVs in exchange for the private placement of 603,872 shares of its Common Stock to U.S. holders affiliated with the McCall family of Louisiana. The value of the vessels and the Common Stock was $7.8 million based on the closing price of a share of Common Stock on the NYSE on the day of the exchange.  The Common Stock was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.  The Company has operated the acquired vessels for the past ten years under a revenue sharing pooling agreement that included four of its owned FSVs of similar specification. In accordance with its terms, this pooling agreement was terminated.

On January 16, 2019, the Company announced it had entered into definitive agreements to acquire three PSVs from COSCO Shipping Heavy Industry (Zhoushan) Co., Ltd., an affiliate of COSCO Shipping Group, the world’s largest ship owner (“COSCO”). Aggregate consideration for the vessels is approximately $46.0 million, of which 30% will be paid in cash and 70% will be paid over the next four years. Half of the cash payment was funded in the first quarter of 2019 with the balance per vessel to be paid upon physical delivery of each vessel. The Company expects the vessels to be delivered in September 2019, January 2020, and October 2020.

Prior to January 25, 2019 Seabulk Overseas, a wholly-owned subsidiary of the Company, owned 87% of Windcat Workboats.  On January 25, 2019, Seabulk Overseas, acquired a 6.25% minority interest in Windcat Workboats that it did not previously own upon the exercise of certain put options by one of the two minority owners pursuant to the Subscription and Shareholders Agreement, in exchange for consideration of £1.5 million (approximately $2.0 million) in cash. Seabulk Overseas acquired the remaining 6.25% interest in Windcat Workboats that it did not already own on March 15, 2019 in exchange for consideration of 50,000 shares of Common Stock and €1.2 million (approximately $1.4 million) in cash. The Common Stock was issued in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. The two acquisitions resulted in Seabulk Overseas owning (and SEACOR Marine indirectly owning) 100% of Windcat Workboats. Windcat Workboats owns and operates the Company's crew transfer vessels that are primarily used to move personnel and supplies in Europe’s offshore wind markets.

Consolidated Results of Operations

The sections below provide an analysis of the Company's results of operations for the three months (“Current Year Quarter”) ended March 31, 2019 compared with the three months (“Prior Year Quarter”) ended March 31, 2018. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended March 31,
	2019		2018
Time Charter Statistics:
Average Rates Per Day Worked (excluding crew transfer)	$9,451		$9,071
Average Rates Per Day	$7,371		$7,001
Fleet Utilization (excluding crew transfer)	62%		50%
Fleet Utilization	61%		53%
Fleet Available Days (excluding crew transfer)	8,116		9,271
Fleet Available Days	11,536		12,601
Operating Revenues:
Time charter	$52,127	93%	$47,142	91%
Bareboat charter	1,143	2%	1,143	2%
Other marine services	2,979	5%	3,436	7%
	56,249	100%	51,721	100%
Costs and Expenses:
Operating:
Personnel	22,756	40%	21,676	42%
Repairs and maintenance	9,006	16%	7,073	14%
Drydocking	2,879	5%	2,257	4%
Insurance and loss reserves	1,474	3%	1,190	2%
Fuel, lubes and supplies	3,753	6%	3,545	7%
Other	4,409	8%	2,607	5%
	44,277	78%	38,348	79%
Administrative and general	12,000	21%	12,374	24%
Depreciation and amortization	17,193	31%	19,512	38%
Lease expense - operating	4,148	7%	3,258.0	6%
	77,618	137%	73,492	141%
Gains (Losses) on Asset Dispositions and Impairments, Net	359	1%	(2,643)	(5)%
Operating Loss	(21,010)	(37)%	(24,414)	(46)%
Other (Expense) Income, Net	(7,697)	(14)%	(17,306)	(34)%
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(28,707)	(50)%	(41,720)	(80)%
Income Tax Benefit	(3,831)	(7)%	(9,824)	(19)%
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(24,876)	(44)%	(31,896)	(61)%
Equity in (Losses) Earnings of 50% or Less Owned Companies	(3,397)	(6)%	208	0%
Net Loss	(28,273)	(50)%	(31,688)	(61)%
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(2,724)	(5)%	(2,855)	(6)%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(25,549)	(45)%	$(28,833)	(55)%

Direct Vessel Profit.   Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, “DVP”) is the Company's measure of segment profitability when applied to reportable segments and a non-GAAP measure when applied to individual vessels, fleet categories or the combined fleet.  DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its individual vessels, fleet categories, regions and combined fleet, without regard to financing decisions (depreciation for owned vessel vs. leased expense for leased-in vessels).  DVP is also useful when comparing the Company's fleet's performance against those of its competitors who may have differing fleet financing structures.

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Three Months Ended March 31, 2019
Time Charter Statistics:
Average Rates Per Day	$10,588	$9,461	$8,386	$12,900	$4,819	$7,371
Fleet Utilization	28%	87%	72%	71%	67%	61%
Fleet Available Days	2,698	1,313	2,061	541	4,923	11,536
Operating Revenues:
Time charter	$8,005	$10,773	$12,499	$4,922	$15,928	$52,127
Bareboat charter	—	—	—	1,143	—	1,143
Other marine services	1,132	(637)	228	635	1,621	2,979
	9,137	10,136	12,727	6,700	17,549	56,249
Direct Costs and Expenses:
Operating:
Personnel	4,503	3,867	4,254	1,556	8,576	22,756
Repairs and maintenance	2,778	1,184	2,193	335	2,516	9,006
Drydocking	1,994	338	159	79	309	2,879
Insurance and loss reserves	592	213	327	135	207	1,474
Fuel, lubes and supplies	683	754	709	428	1,179	3,753
Other	90	2,106	1,100	521	592	4,409
	10,640	8,462	8,742	3,054	13,379	44,277
Direct Vessel (Loss) Profit	$(1,503)	$1,674	$3,985	$3,646	$4,170	11,972
Other Costs and Expenses:
Operating:
Lease expense	$2,897	$665	$6	$1	$362	3,931
Administrative and general (1)						12,217
Depreciation and amortization	5,498	2,356	4,249	1,936	3,154	17,193
						33,341
Gains on Asset Dispositions and Impairments						359
Operating Loss						$(21,010)
As of March 31, 2019
Property and Equipment:
Historical cost	$416,559	$207,167	$310,297	$119,699	$241,223	$1,294,945
Accumulated depreciation	(223,720)	(59,652)	(85,627)	(60,444)	(149,998)	(579,441)
	$192,839	$147,515	$224,670	$59,255	$91,225	$715,504
Total Assets (2)	$330,938	$160,624	$266,007	$128,421	$133,019	$1,019,009

(1)	Include $217 facility lease expense.
(2)	Total assets by region does not include corporate assets, which are $93,340 as of March 31,2019.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the three months ended March 31, 2018
Time Charter Statistics:
Average Rates Per Day	$8,775	$9,455	$8,072	$15,272	$5,164	$7,001
Fleet Utilization	17%	91%	66%	41%	69%	53%
Fleet Available Days	4,050	1,260	2,132	219	4,940	12,601
Operating Revenues:
Time charter	$5,982	$10,794	$11,374	$1,374	$17,618	$47,142
Bareboat charter	—	—	—	1,143	—	1,143
Other	1,655	1,287	(130)	110	514	3,436
	7,637	12,081	11,244	2,627	18,132	51,721
Direct Costs and Expenses:
Operating:
Personnel	3,992	4,073	4,022	376	9,213	21,676
Repairs and maintenance	694	1,356	2,428	305	2,290	7,073
Drydocking	525	2	(11)	—	1,741	2,257
Insurance and loss reserves	434	218	236	67	235	1,190
Fuel, lubes and supplies	493	669	1,034	65	1,284	3,545
Other	25	1,036	1,208	60	278	2,607
	6,163	7,354	8,917	873	15,041	38,348
Direct Vessel Profit	$1,474	$4,727	$2,327	$1,754	$3,091	13,373
Other Costs and Expenses:
Operating:
Lease expense	$1,862	$963	$—	$—	$—	2,825
Administrative and general (1)						12,807
Depreciation and amortization	6,535	2,807	6,090	1,219	2,861	19,512
						35,144
Losses on Asset Dispositions and Impairments, Net						(2,643)
Operating Loss						$(24,414)
As of March 31, 2018
Property and Equipment:
Historical cost	$526,986	$168,317	$349,047	$93,223	$182,923	$1,320,496
Accumulated depreciation	(236,120)	(54,349)	(109,601)	(39,551)	(140,840)	(580,461)
	$290,866	$113,968	$239,446	$53,672	$42,083	$740,035
Total Assets (2)	$423,328	$117,298	$270,293	$123,679	$53,077	$987,675

(1)	Includes $433 facility lease expense.
(2)	Total assets by region does not include corporate assets, which are $129,703 as of March 31, 2018.

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Crew transfer	Other activity	Total
For the Three Months Ended March 31, 2019
Time Charter Statistics:
Average Rates Per Day	$8,502	$7,609	$7,001	$8,499	$—	$17,750	$2,325	$—	$7,371
Fleet Utilization	38%	68%	62%	82%	0%	46%	60%	—%	61%
Fleet Available Days	900	3,295	501	1,620	90	1,710	3,420	—	11,536
Operating Revenues:
Time charter	$2,875	$17,083	$2,182	$11,308	$—	$13,877	$4,802	$—	$52,127
Bareboat charter	—	—	1,143	—	—	—	—	—	1,143
Other marine services	(658)	(251)	781	31	—	2,080	322	674	2,979
	2,217	16,832	4,106	11,339	—	15,957	5,124	674	56,249
Direct Costs and Expenses:
Operating:
Personnel	1,390	5,511	1,678	6,133	65	5,097	2,309	573	22,756
Repairs and maintenance	630	2,337	619	1,422	4	2,828	1,096	70	9,006
Drydocking	75	350	162	309	—	1,983	—	—	2,879
Insurance and loss reserves	122	326	105	60	8	884	104	(135)	1,474
Fuel, lubes and supplies	62	1,102	399	947	31	1,005	189	18	3,753
Other	592	2,464	1,144	240	95	444	113	(683)	4,409
	2,871	12,090	4,107	9,111	203	12,241	3,811	(157)	44,277
Direct Vessel (Loss) Profit	$(654)	$4,742	$(1)	$2,228	$(203)	$3,716	$1,313	$831	$11,972
Other Costs and Expenses:
Operating:
Lease expense	$1,539	$352	$318	$—	$—	$1,498	$—	$224	$3,931
Administrative and general (1)									12,217
Depreciation and amortization	575	5,944	1,036	1,096	128	6,053	2,031	330	17,193
									33,341
Gains on Asset Dispositions and Impairments									359
Operating Loss									$(21,010)
As of March 31, 2019
Property and Equipment:
Historical cost	$197,343	$434,298	$81,407	$124,371	$25,683	$329,525	$75,204	$27,114	$1,294,945
Accumulated depreciation	(169,305)	(104,524)	(38,238)	(99,225)	(20,561)	(77,938)	(49,553)	(20,097)	(579,441)
	$28,038	$329,774	$43,169	$25,146	$5,122	$251,587	$25,651	$7,017	$715,504

(1)	Includes $217 facility lease expense.

	Anchor handling towing supply	Fast support	Supply	Standby safety	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the three months ended March 31, 2018
Time Charter Statistics:
Average Rates Per Day	$10,322	$7,746	$6,454	$9,058	$—	$16,068	$2,305	$—	$7,001
Fleet Utilization	21%	53%	73%	78%	—%	30%	62%	—%	53%
Fleet Available Days	1,260	3,780	633	1,849	90	1,659	3,330	—	12,601
Operating Revenues:
Time charter	$2,787	$15,427	$3,002	$13,051	$—	$8,126	$4,749	$—	$47,142
Bareboat charter	—	—	1,143	—	—	—	—	—	1,143
Other	1,438	(656)	(18)	40	—	756	429	1,447	3,436
	4,225	14,771	4,127	13,091	—	8,882	5,178	1,447	51,721
Direct Costs and Expenses:
Operating:
Personnel	1,397	4,756	1,956	6,938	164	3,461	2,222	782	21,676
Repairs and maintenance	394	2,544	445	1,554	37	1,134	825	140	7,073
Drydocking	480	(9)	—	1,741	(6)	51	—	—	2,257
Insurance and loss reserves	91	324	102	138	10	651	103	(229)	1,190
Fuel, lubes and supplies	153	795	694	991	83	668	144	17	3,545
Other	452	1,460	719	161	104	417	96	(802)	2,607
	2,967	9,870	3,916	11,523	392	6,382	3,390	(92)	38,348
Direct Vessel Profit (Loss)	$1,258	$4,901	$211	$1,568	$(392)	$2,500	$1,788	$1,539	$13,373
Other Costs and Expenses:
Operating:
Leased-in equipment	$1,858	$342	$—	$—	$—	$638	$—	$(13)	$2,825
Administrative and general (1)									12,807
Depreciation and amortization	1,490	6,585	2,743	694	282	5,025	2,428	265	19,512
									35,144
Losses on Asset Dispositions and Impairments, Net									(2,643)
Operating Loss									$(24,414)
As of March 31, 2018
Property and Equipment:
Historical cost	$201,354	$421,174	$105,360	$123,471	$30,528	$337,142	$69,950	$31,517	$1,320,496
Accumulated depreciation	(180,906)	(92,519)	(54,236)	(102,444)	(19,586)	(59,567)	(44,235)	(26,968)	(580,461)
	$20,448	$328,655	$51,124	$21,027	$10,942	$277,575	$25,715	$4,549	$740,035

(1)	Includes $433 facility lease expense.

Fleet Counts. The Company's fleet count as of March 31, 2019 and December 31, 2018 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
March 31, 2019
AHTS	7	—	4	—	11
FSV	36	5	1	—	42
Supply	8	32	—	2	42
Standby safety	17	1	—	—	18
Specialty	1	4	—	2	7
Liftboats	17	—	2	—	19
Crew transfer	38	5	—	—	43
	124	47	7	4	182
December 31, 2018
AHTS	8	—	4	—	12
FSV	32	5	1	3	41
Supply	7	30	—	2	39
Standby safety	18	1	—	—	19
Specialty	1	4	—	2	7
Liftboats	17	—	2	—	19
Crew transfer	38	4	—	—	42
	121	44	7	7	179

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three months ended March 31, the Company’s time charter statistics and direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$7,153		$—
Fast support	7,634		7,187
Liftboats	13,260		10,552
Overall	10,588		8,775
Utilization:
Anchor handling towing supply		2%		—%
Fast support		39%		23%
Liftboats		31%		23%
Overall		28%		17%
Available Days:
Anchor handling towing supply	450		900
Fast support	883		1,581
Supply	—		90
Specialty	90		90
Liftboats	1,275		1,389
Overall	2,698		4,050
Operating revenues:
Time charter	$8,005	88%	$5,982	78%
Other marine services	1,132	12%	1,655	22%
	9,137	100%	7,637	100%
Direct operating expenses:
Personnel	4,503	48%	3,992	52%
Repairs and maintenance	2,778	30%	694	9%
Drydocking	1,994	22%	525	7%
Insurance and loss reserves	592	6%	434	6%
Fuel, lubes and supplies	683	7%	493	6%
Other	90	1%	25	—%
	10,640	115%	6,163	81%
Direct Vessel Profit (Loss)	$(1,503)	(15)%	$1,474	19%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $2.0 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the addition of six liftboats associated with the Falcon Global Holdings joint venture. Time charter revenues were $1.9 million higher for the liftboat fleet, and $0.1 million higher for FSVs. As of March 31, 2019, the Company had 16 of 32 owned and leased-in vessels (four AHTS vessels, five FSVs, six liftboats, and one specialty vessel) cold-stacked in this region compared with 33 of 43 vessels as of March 31, 2018. As of March 31, 2019, the Company had retired and removed from service six vessels (five AHTS vessels and one supply) in this region.

Direct Operating Expenses.   Direct operating expenses were $4.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating expenses were $5.1 million higher due to net fleet acquisitions, $0.2 million higher for the active fleet and other marine services and $0.8 million lower due to the effect of cold-stacking vessels. Repairs and maintenance costs were $2.1 million higher and drydocking expenses were $1.5 million higher primarily due to net fleet additions.

Africa, primarily West Africa. For the three months ended March 31, the Company’s time charter statistics and direct vessel profit in Africa was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$9,325		$11,669
Fast support	10,196		9,913
Supply	7,414		7,382
Overall	9,461		9,455
Utilization:
Anchor handling towing supply		94%		100%
Fast support		86%		88%
Supply		81%		92%
Overall		87%		91%
Available Days:
Anchor handling towing supply	270		180
Fast support	769		720
Supply	274		360
Overall	1,313		1,260
Operating revenues:
Time charter	$10,773	106%	$10,794	89%
Other marine services	(637)	(6)%	1,287	11%
	10,136	100%	12,081	100%
Direct operating expenses:
Personnel	3,867	38%	4,073	34%
Repairs and maintenance	1,184	12%	1,356	11%
Drydocking	338	3%	2	—%
Insurance and loss reserves	213	2%	218	2%
Fuel, lubes and supplies	754	7%	669	5%
Other	2,106	21%	1,036	9%
	8,462	83%	7,354	61%
Direct Vessel Profit	$1,674	17%	$4,727	39%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were flat in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.6 million higher due to improved utilization, $0.4 million lower due to reduced average day rates and $0.2 million lower due to the repositioning of vessels between geographic regions. Other marine services were $1.9 million lower primarily due to the recognition in the Prior Year Quarter of previously deferred revenue, following receipt of cash, due to collection concerns with regard to one customer. As of March 31, 2019, the Company had one specialty vessel retired and removed from service in this region.

Direct Operating Expenses.   Direct operating expenses were $1.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating costs were $1.7 million higher due to net fleet additions, $0.3 million lower for the active fleet and other changes in fleet mix and $0.3 million lower due to the repositioning of vessels between geographic regions. Other Operating Expenses were $1.1 million higher primarily due to mobilization costs.

Middle East and Asia. For the three months ended March 31, the Company’s time charter statistics and direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$5,892		$7,629
Fast support	6,111		6,584
Supply	5,982		4,147
Liftboats	27,150		35,700
Crew transfer	2,025		2,025
Overall	8,386		8,072
Utilization:
Anchor handling towing supply		41%		50%
Fast support		79%		74%
Supply		50%		73%
Liftboats		100%		52%
Crew transfer		50%		38%
Overall		72%		66%
Available Days:
Anchor handling towing supply	180		180
Fast support	1,341		1,350
Supply	180		183
Liftboats	180		180
Crew transfer	180		239
Overall	2,061		2,132
Operating revenues:
Time charter	$12,499	98%	$11,374	101%
Other marine services	228	2%	(130)	(1)%
	12,727	100%	11,244	100%
Direct operating expenses:
Personnel	4,254	33%	4,022	36%
Repairs and maintenance	2,193	17%	2,428	21%
Drydocking	159	1%	(11)	—%
Insurance and loss reserves	327	3%	236	2%
Fuel, lubes and supplies	709	6%	1,034	9%
Other	1,100	9%	1,208	11%
	8,742	69%	8,917	79%
Direct Vessel Profit	$3,985	31%	$2,327	21%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $1.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $3.2 million higher due to improved utilization, $1.6 million lower due to a reduction in average day rates and $0.5 million lower due to net fleet dispositions. As of March 31, 2019, the Company had one of 23 owned and leased-in vessels cold-stacked in this region (one AHTS vessel) compared with one of 23 vessels as of March 31, 2018. As of March 31, 2019, the Company had one specialty vessel retired and removed from service in this region.

Direct Operating Expenses.   Direct operating expenses were $0.2 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, direct operating expenses were $1.1 million higher due to the repositioning of vessels between geographic regions, $0.8 million lower for the core fleet including $0.3 million due to the effect of cold-stacking vessels, and $0.5 million lower due to net fleet dispositions.

Latin America (Brazil, Mexico, Central and South America). For the three months ended March 31, the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Fast support	6,800		—
Liftboats	18,212		15,272
Overall	12,900		15,272
Utilization:
Fast support		59%		—%
Liftboats		85%		100%
Overall		71%		41%
Available Days:
Fast support	302		129
Liftboats	239		90
Overall	541		219
Operating revenues:
Time charter	$4,922	74%	$1,374	52%
Bareboat charter	1,143	17%	1,143	44%
Other marine services	635	9%	110	4%
	6,700	100%	2,627	100%
Direct operating expenses:
Personnel	1,556	23%	376	14%
Repairs and maintenance	335	5%	305	12%
Drydocking	79	1%	—	—%
Insurance and loss reserves	135	2%	67	3%
Fuel, lubes and supplies	428	6%	65	2%
Other	521	8%	60	2%
	3,054	45%	873	33%
Direct Vessel Profit	$3,646	55%	$1,754	67%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $3.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $2.9 million higher due to the repositioning of vessels between geographic regions, $0.5 million higher due to net fleet additions, $0.2 million higher due to improved utilization and $0.1 million lower due to reduced average day rates of the core fleet.  As of March 31, 2019, the Company had one of seven owned and leased-in vessels cold-stacked in this region (one FSV) compared with one of five vessels as of March 31, 2018.

Direct Operating Expenses.   Direct operating expenses were $2.2 million higher in the Current Year Quarter compared with the Prior Year Quarter, of which $1.8 million was due to the repositioning of vessels between geographic regions, and $0.4 million was due to fleet additions.

.

Europe, primarily North Sea. For the three months ended March 31, the Company’s time charter statistics and direct vessel profit in Europe was as follows (in thousands, except statistics):

	For the Three Months ended March 31,
	2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Standby	8,499		9,058
Crew Transfer	2,339		2,317
Overall	4,819		5,164
Utilization:
Standby		82%		78%
Crew Transfer		61%		64%
Overall		67%		69%
Available Days:
Supply	47		—
Standby	1,620		1,849
Liftboats	16		—
Crew Transfer	3,240		3,091
Overall	4,923		4,940
Operating revenues:
Time charter	$15,928	91%	$17,618	97%
Other marine services	1,621	9%	514	3%
	17,549	100%	18,132	100%
Direct operating expenses:
Personnel	8,576	49%	9,213	51%
Repairs and maintenance	2,516	14%	2,290	13%
Drydocking	309	2%	1,741	10%
Insurance and loss reserves	207	1%	235	1%
Fuel, lubes and supplies	1,179	7%	1,284	7%
Other	592	3%	278	1%
	13,379	76%	15,041	83%
Direct Vessel Profit	$4,170	24%	$3,091	17%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.   For standby safety vessels, time charter revenues were $1.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $1.9 million lower due to net fleet dispositions, $0.7 million lower due to unfavorable changes in currency exchange rates and $0.1 million lower due to reduced average day rates. Time charter revenues were $0.8 million higher due to the repositioning of vessels between geographic regions and $0.2 million higher due to improved utilization.

For CTVs, time charter revenues were $0.1 million higher. Time charter revenues were $0.5 million higher due net fleet additions, $0.2 million higher due to increased average day rates and $0.1 million higher due to the repositioning of vessels between geographic regions. Time charter revenues were $0.4 million lower due to reduced utilization and $0.3 million lower due to unfavorable changes in currency exchange rates. As of March 31, 2019, the Company had one of 36 CTVs cold stacked in this region.

Direct Operating Expenses.   Direct operating expenses were $1.7 million lower in the Current Year Quarter compared to the Prior Year Quarter.  On an overall basis vessel operating expenses were $1.2 million lower for vessels in active service, $1.0 million lower due to net fleet dispositions, $0.4 million higher for other marine services and $0.1 million higher due to the repositioning of vessels between geographic regions. Drydocking costs were $1.4 million lower due to the timing of drydockings.

Leased Expense. Leased-in equipment expenses for the Current Year Quarter were $1.1 million higher compared with the Prior Year Quarter, primarily due to the implementation of the new lease accounting standard, which removed the $1.9 million prior year quarter benefit of amortization of deferred gains on sale-leaseback vessels.  The benefit would have been partially reduced by the impairment and removal from service of two leased-in vessels during 2018.

Administrative and general. Administrative and general expenses were $0.5 million lower for the Current Year Quarter compared with the Prior Year Quarter, primarily due to lower allowances for doubtful accounts, and lower legal and professional services.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter was $2.3 million lower compared with the Prior Year Quarter, primarily due to net fleet dispositions and the removal from service of five AHTS vessels.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one standby safety vessel and other equipment for net proceeds of $4.4 million ($0.1 million in cash and $4.3 million of previously received deposits) and a gain of $0.3 million, all of which was recognized currently. During the Prior Year Quarter, the Company recorded impairment charges of $2.9 million primarily related to the Company’s AHTS vessels. In addition, the Company sold one FSV and other equipment for net proceeds of $0.4 million and a gain of $0.2 million, all of which was recognized currently.

Other Income (Expense), Net

For the periods ended March 31, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Other Income (Expense):
Interest income	$357	$216
Interest expense	(7,735)	(6,133)
SEACOR Holdings guarantee fees	(29)	(12)
Derivative losses, net	(925)	(11,516)
Foreign currency gains, net	635	139
	$(7,697)	$(17,306)

Interest income. Interest income in the Current Year Quarter was higher compared with the Prior Year Quarter primarily due to higher interest rates.

Interest expense. Interest expense in the Current Year Quarter compared with the Prior Year Quarter was higher primarily due to additional interest incurred on the debt facilities of SEACOR Marine Foreign Holdings and SEACOR 88/888, along with higher interest as a result of the variable nature of interest rates on debt facilities.

Derivative losses, net. Net derivative losses during the Current Year Quarter and Prior Year Quarter were primarily due to increases in the fair value of the Company’s conversion option liability embedded in the Company’s Convertible Senior Notes. The increase in the conversion option liability was primarily the result of increases in the Company’s share price and estimated credit spread.

Foreign currency gains, net.  Foreign currency gains for the Current Year Quarter were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.

Income Tax Benefit

For the three months ended March 31, 2019, the Company's effective income tax rate of 13.4% was primarily due to taxes provided on income attributable to noncontrolling interest, foreign sourced income not subject to U.S. income taxes, and foreign taxes not creditable against U.S. income taxes.  For the three months ended March 31, 2018, the Company’s effective income tax rate of 23.5% was primarily due to taxes not provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, and a reversal of an unrecognized benefit.

Equity in Earnings (Losses) of 50% or Less Owned Companies

Equity in losses of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $3.6 million lower, due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended March 31,
	2019	2018
MexMar	$109	$1,432
OSV Partners	(463)	(687)
SEACOR Grant DIS	—	(1,056)
Dynamic Offshore Drilling	(741)	208
SEACOSCO	(1,641)	(168)
Other	(661)	479
	$(3,397)	$208

MexMar.  During the Current Year Quarter, decrease in equity earnings of $1.3 million was primarily due to reduced utilization and day rates.

Seacor Grant DIS. During the Prior Year Quarter equity losses of $1.1 million were primarily due to an impairment charge of $1.1 million, net of taxes, for an other-than-temporary decline in the fair value of the Company’s investment in Seacor Grant DIS.

SEACOSCO. During the Current Year Quarter equity losses of $1.6 million included a $0.7 million non-cash adjustment to prior year interest expense on the long-term debt of the joint venture.

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

As of March 31, 2019, the Company had unfunded capital commitments of $85.7 million that included one FSV, two supply vessels, three CTVs and three PSVs. The Company’s capital commitments by year of expected payment are as follows (in thousands):

Remainder of 2019	$54,016
2020	31,724
$85,740

The Company has indefinitely deferred an additional $20.2 million of orders with respect to two fast support vessels for which the Company had previously reported unfunded capital commitments.

As of March 31, 2019, the Company had outstanding debt of $401.8 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of March 31, 2019, are as follows:

Actual
Remainder 2019	$12,451
2020	25,489
2021	51,146
2022	25,150
Years subsequent to 2022	324,140
$438,376

As of March 31, 2019, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $94.2 million. As of March 31, 2019, construction reserve funds of $28.1 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $2.1 million available under subsidiary credit facilities.

Summary of Cash Flows

For the three months ended March 31, the following is a summary of the Company's cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash flows provided by or (used in):
Operating Activities	$(1,967)	$(11,509)
Investing Activities	(22,630)	(28,126)
Financing Activities	(7,645)	(8,543)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,485	682
Decrease in Cash and Cash Equivalents	$(30,757)	$(47,496)

Operating Activities

Cash flows used in operating activities increased by $9.5 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows used in operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2019	2018
DVP:
United States, primarily Gulf of Mexico	$(1,503)	$1,474
Africa, primarily West Africa	1,674	4,727
Middle East and Asia	3,985	2,327
Brazil, Mexico, Central and South America	3,646	1,754
Europe, primarily North Sea	4,170	3,091
Operating, leased-in equipment (excluding amortization of deferred gains)	(5,157)	(4,834)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(11,860)	(12,357)
SEACOR Holdings management and guarantee fees	(29)	(12)
Dividends received from 50% or less owned companies	400	—
	(4,674)	(3,830)
Changes in operating assets and liabilities before interest and income taxes	5,372	(4,938)
Restricted stock vested	(282)	—
Cash settlements on derivative transactions, net	(75)	(129)
Interest paid, excluding capitalized interest (1)	(4,664)	(2,828)
Interest received	357	216
Income taxes refunded, net	1,999	—
Total cash flows used in operating activities	$(1,967)	$(11,509)

(1)	During the Current Year Quarter and the Prior Year Quarter, capitalized interest paid and included in purchases of property and equipment was $0.4 million and $0.5 million, respectively.

For a detailed discussion of the Company's financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company's working capital requirements.

Investing Activities

During the Current Year Quarter, net cash used in investing activities was $22.6 million, primarily for the following:

•	capital expenditures were $21.2 million;
•

the Company sold one standby safety vessel and other equipment for $0.1 million cash and one vessel under construction for net proceeds of $4.3 million (all of which was a previously received deposit) and received $0.4 million in deposits for the future sale of vessels; and

•	the Company made investments in, and advances to, its 50% or less owned companies of $2.0 million, comprised primarily of its capital contribution in the SEACOSCO joint venture.

During the Prior Year Quarter, net cash used in investing activities was $28.1 million, primarily as a result of the following:

•	capital expenditures were $8.6 million;
•	the Company sold one fast support vessel and other equipment for net proceeds of $0.3 million ($0.4 million in cash and $0.1 million of previously received deposits); and
•	the Company made investments in and advances to, its 50% or less owned companies of $20.0 million for the new SEACOSCO joint venture.

Financing Activities

During the Current Year Quarter, net cash used in financing activities was $7.6 million. The Company:

•	made scheduled payments on long-term debt and obligations of $4.4 million;
•	purchased subsidiary shares from a joint venture in which it had a noncontrolling interest for $3.4 million; and
•	issued Common Stock for proceeds of $0.1 million.

During the Prior Year Quarter, net cash used in financing activities was $8.5 million. The Company:

•	borrowed $10.0 million under the Revolving Loan Facility of Falcon Global USA LLC;
•	paid $15.0 million in debtor-in-possession obligations assumed from Montco Offshore Inc.;
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

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  There has been no material change in the Company’s off-balance sheet arrangements during the three months ended March 31, 2019.

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

Contractual Obligations and Commercial Commitments

For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  There has been no material change in the Company’s contractual obligations and commercial commitments other than the adoption of ASC 842 during the three months ended March 31, 2019, see “Note 1. Basis of Presentation and Accounting Policies” and “Note 10. Stockholder Equity” in the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contingencies

As of March 31, 2019, SEACOR Holdings has guaranteed $36.6 million on behalf of the Company for various obligations including: performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in the Company’s exposure to market risk during the Current Nine Months.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, see “Note 11. Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the Company’s risk factors during the Current Nine Months.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) On January 9, 2019, certain indirect wholly-owned subsidiaries of the Company entered into an asset purchase agreement with each of McCall Marine Transportation, L.L.C., Carlene McCall, L.L.C. and N.F. McCall Offshore, L.L.C. (the “Sellers” and such agreements, the “Asset Purchase Agreements”) pursuant to which the Company purchased a total of three fast support vessels (the “Asset Purchase”) in exchange for a private placement of 603,872 shares of common stock, par value $0.01 per share, of the Company (the “Consideration Shares”) that were issued to a limited number of affiliates of the Sellers (the “Seller Affiliates”) as purchase consideration. The issuance of the Consideration Shares pursuant to the Asset Purchase Agreement was made in reliance upon the exemption from registration provided under Section 4(a)(2) of the Securities Act. In determining that the issuance of the Consideration Shares qualified for an exemption under Section 4(a)(2), the Company relied on the following facts: (i) all of the Sellers and Seller Affiliates were accredited investors or qualified institutional buyers, (ii) the Company did not use any form of general solicitation or advertising to offer the common stock and (iii) the investment intent of the Seller Affiliates.

On March 15, 2019, Seabulk Overseas, a wholly-owned subsidiary of SEACOR Marine, acquired the remaining 6.25% minority interest in Windcat Workboats that it did not previously own upon the exercise by Roleen B.V. (the “Windcat Seller”) of a put option under a certain subscription and shareholders agreement, initially dated as of December 22, 2011, as amended. As partial consideration for the acquisition of such minority interest in Windcat Workboats, SEACOR Marine issued to an affiliate of Windcat Seller (“Windcat Seller Affiliate”) an aggregate of 50,000 shares of its common stock in a private placement in accordance with Section 4(a)(2) of the Securities Act, pursuant to the terms of a certain share purchase agreement with Windcat Seller. In determining that the issuance of the shares used as consideration for the acquisition of the minority interests in Windcat Workboats qualified for the exemption provided by Section 4(a)(2), the Company relied on the following facts: (i) the Windcat Seller and Windcat Seller Affiliate were accredited investors or qualified institutional buyers, (ii) the Company did not use any form of general solicitation or advertising to offer the common stock and (iii) the investment intent of the Windcat Seller or Windcat Seller Affiliate.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Withheld (1)	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
January 1, 2019 to March 31, 2019	21,551	$13.08	—	—
(1)

For the three months ended March 31, 2019, the Company acquired for treasury 21,551 shares of Common Stock for an aggregate purchase price of $281,833 from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Form of Performance Restricted Stock Unit Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	May 10, 2019	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

DATE:	May 10, 2019	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
DATE:	May 10, 2019	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)