Form 10-Q
period 2019-06-30
SEACOR Marine Holdings Inc.
filed 2019-08-07
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019              or

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

The total number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2019 was 21,765,331. The Registrant has no other class of common stock outstanding.

i

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$58,772	$95,195
Restricted cash	2,240	1,657
Receivables:
Trade, net of allowance for doubtful accounts of $455 and $860 in 2019 and 2018, respectively	69,117	64,125
Other	10,410	12,082
Inventories	2,995	3,443
Prepaid expenses and other	4,123	2,530
Total current assets	147,657	179,032
Property and Equipment:
Historical cost	1,222,820	1,242,733
Accumulated depreciation	(525,556)	(561,272)
	697,264	681,461
Construction in progress	68,228	88,918
Net property and equipment	765,492	770,379
Right-of-Use Asset - Operating Leases	27,390	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	112,418	121,773
Construction Reserve Funds	20,112	28,061
Other Assets	3,627	3,690
	$1,076,696	$1,102,935
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$16,552	$—
Current portion of long-term debt	20,651	16,812
Accounts payable and accrued expenses	33,909	19,370
Due to SEACOR Holdings	74	452
Accrued wages and benefits	4,625	5,025
Accrued income taxes	3,216	1,917
Deferred revenue	3,171	1,327
Accrued capital, repair and maintenance expenditures	21,805	18,886
Other current liabilities	15,776	19,828
Total current liabilities	119,779	83,617
Long-Term Operating Lease Liabilities	16,775	—
Long-Term Debt	379,075	387,854
Conversion Option Liability on Convertible Senior Notes	7,599	5,276
Deferred Income Taxes	37,063	44,682
Deferred Gains and Other Liabilities	5,165	26,571
Total liabilities	565,456	548,000
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 21,790,974 and 20,443,215 shares issued in 2019 and 2018, respectively	218	204
Additional paid-in capital	424,549	415,372
Retained earnings	83,312	126,834
Shares held in treasury of 25,643 and 4,007, respectively, at cost	(374)	(91)
Accumulated other comprehensive loss, net of tax	(19,156)	(16,788)
	488,549	525,531
Noncontrolling interests in subsidiaries	22,691	29,404
Total equity	511,240	554,935
	$1,076,696	$1,102,935

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues	$64,345	$60,701	$120,594	$112,422
Costs and Expenses:
Operating	43,525	46,001	87,802	84,349
Administrative and general	11,639	15,041	23,639	27,415
Lease expense	4,317	3,310	8,465	6,568
Depreciation and amortization	17,494	18,406	34,687	37,918
	76,975	82,758	154,593	156,250
(Losses) Gains on Asset Dispositions and Impairments, Net	(3,848)	1,055	(3,489)	(1,588)
Operating Loss	(16,478)	(21,002)	(37,488)	(45,416)
Other Income (Expense):
Interest income	222	352	579	568
Interest expense	(7,691)	(6,489)	(15,426)	(12,622)
SEACOR Holdings guarantee fees	(32)	(7)	(61)	(19)
Derivative losses, net	(1,398)	(2,668)	(2,323)	(14,184)
Foreign currency gains, net	(929)	(818)	(294)	(679)
	(9,828)	(9,630)	(17,525)	(26,936)
Loss Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(26,306)	(30,632)	(55,013)	(72,352)
Income Tax Benefit	(3,048)	(4,724)	(6,879)	(14,548)
Loss Before Equity in Earnings of 50% or Less Owned Companies	(23,258)	(25,908)	(48,134)	(57,804)
Equity in Losses of 50% or Less Owned Companies	(7,006)	(721)	(10,403)	(513)
Net Loss	(30,264)	(26,629)	(58,537)	(58,317)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(1,875)	(1,605)	(4,599)	(4,460)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(28,389)	$(25,024)	(53,938)	$(53,857)

Basic and Diluted Loss Per Common Share and Warrants of SEACOR Marine Holdings Inc.	$(1.21)	$(1.19)	$(2.32)	$(2.79)
Weighted Average Common Shares and Warrants Outstanding:
Basic and Diluted	23,382,272	21,035,214	23,237,012	$19,312,923

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Loss	$(30,264)	$(26,629)	$(58,537)	$(58,317)
Other Comprehensive Loss:
Foreign currency translation losses	(1,151)	(2,785)	(276)	(873)
Derivative (losses) gains on cash flow hedges	(1,224)	(63)	(1,934)	68
Reclassification of derivative gains (losses) on cash flow hedges to interest expense	128	(1)	199	—
Reclassification of derivative (losses) gains on cash flow hedges to equity in earnings of 50% or less owned companies	(270)	42	(530)	171
	(2,517)	(2,807)	(2,541)	(634)
Income tax benefit (expense)	173	(8)	173	(35)
	(2,344)	(2,815)	(2,368)	(669)
Comprehensive Loss	(32,608)	(29,444)	$(60,905)	(58,986)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	(1,875)	(1,715)	(4,599)	(4,493)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(30,733)	$(27,729)	$(56,306)	$(54,493)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the six months ended June 30, 2019
December 31, 2018	20,439,208	$204	$415,372	4,007	(91)	$126,834	$(16,788)	$29,404	$554,935
Impact of adoption of new accounting standard for leases	—	—	—	—	—	10,416	—	—	10,416
December 31, 2018	20,439,208	204	415,372	4,007	(91)	137,250	(16,788)	29,404	565,351
Issuance of Common Stock	653,872	7	6,589	—	—	—	—	—	6,596
Restricted stock grants	211,500	2	—	—	—	—	—	—	2
Amortization of employee share awards	—	—	1,589	—	—	—	—	—	1,589
Exercise of options	8,750	—	108	—	—	—	—	—	108
Exercise of Warrants	444,391	4	—	49	(1)	—	—	—	3
Restricted stock vesting	(21,587)	—	(2)	21,587	(282)	—	—	—	(284)
Director share awards	30,197	1	893	—	—	—	—	—	894
Cancellation of employee share awards	(1,000)	—	—	—	—	—	—	—	—
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(2,114)	(2,114)
Net loss	—	—	—	—	—	(53,938)	—	(4,599)	(58,537)
Other comprehensive loss	—	—	—	—	—	—	(2,368)	—	(2,368)
June 30, 2019	21,765,331	218	424,549	25,643	(374)	83,312	(19,156)	22,691	511,240

For the three months ended June 30, 2019
March 31, 2019	21,079,279	$211	$422,830	25,558	$(373)	$111,701	$(16,812)	$24,566	$542,123
Restricted stock grants	211,500	2	—	—	—	—	—	—	2
Amortization of employee share awards	—	—	813	—	—	—	—	—	813
Exercise of Warrants	444,391	4	—	49	(1)	—	—	—	3
Restricted stock vesting	(36)	—	(2)	36	—	—	—	—	(2)
Director share awards	30,197	1	893	—	—	—	—	—	894
Cancellation of employee share awards	—	—	15	—	—	—	—	—	15
Net loss	—	—	—	—	—	(28,389)	—	(1,875)	(30,264)
Other comprehensive loss	—	—	—	—	—	—	(2,344)	—	(2,344)
June 30, 2019	21,765,331	218	424,549	25,643	(374)	83,312	(19,156)	22,691	511,240

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the six months ended June 30, 2018
December 31, 2017	17,675,356	$177	$303,996	—	—	$216,511	$(12,493)	$14,975	$523,166
Impact of adoption of new accounting standard for income tax effects	—	—	—	—	—	(12,069)	—	—	(12,069)
December 31, 2017	17,675,356	177	303,996	—	—	204,442	(12,493)	14,975	511,097
Issuance of Common Stock	2,271,799	22	42,973	—	—	—	—	—	42,995
Restricted stock grants	120,600	1	—	—	—	—	—	—	1
Issuance of Warrants	—	—	62,809	—	—	—	—	—	62,809
Amortization of employee share awards	—	—	1,896	—	—	—	—	—	1,896
Exercise of options	65,000	1	812	—	—	—	—	—	813
Exercise of Warrants	289,442	3	—	108	(3)	—	—	—	—
Restricted stock vesting	(2,242)	—	—	2,242	(51)	—	—	—	(51)
Director share awards	19,285	—	893	—	—	—	—	—	893
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(12,037)	(12,037)
Issuance of noncontrolling interests	—	—	375	—	—	—	—	31,010	31,385
Net loss	—	—	—	—	—	(53,857)	—	(4,460)	(58,317)
Other comprehensive loss	—	—	—	—	—	—	(636)	(33)	(669)
June 30, 2018	20,439,240	$204	$413,754	2,350	$(54)	$150,585	$(13,129)	$29,455	$580,815

For the three months ended June 30, 2018
March 31, 2018	17,786,569	178	306,639	—	—	175,609	(10,424)	31,170	503,172
Issuance of Common Stock	2,168,586	21	41,181	—	—	—	—	—	41,202
Restricted stock grants	112,600	1	—	—	—	—	—	—	1
Issuance of Warrants	—	—	62,809	—	—	—	—	—	62,809
Amortization of employee share awards	—	—	1,420	—	—	—	—	—	1,420
Exercise of options	65,000	1	812	—	—	—	—	—	813
Exercise of Warrants	289,442	3	—	108	(3)	—	—	—	—
Restricted stock vesting	(2,242)	—	—	2,242	(51)	—	—	—	(51)
Director share awards	19,285	—	893	—	—	—	—	—	893
Net loss	—	—	—	—	—	(25,024)	—	(1,605)	(26,629)
Other comprehensive loss	—	—	—	—	—	—	(2,705)	(110)	(2,815)
June 30, 2018	20,439,240	$204	$413,754	2,350	$(54)	$150,585	$(13,129)	$29,455	$580,815

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(58,537)	$(58,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,687	37,918
Deferred financing costs amortization	593	501
Restricted stock amortization	1,589	1896
Restricted stock vesting	(282)	(51)
Director share awards	894	893
Debt discount amortization	2,762	2,719
Amortization of deferred gains against charter expense	—	(4,019)
Bad debt (recovery) expense	(404)	10
Loss from equipment sales, retirements or impairments	3,489	1,588
Derivative losses	2,323	14,184
Cash settlement on derivative transactions, net	200	(150)
Currency losses	294	679
Deferred income taxes	(9,726)	(17,395)
Equity losses	10,403	513
Dividends received from equity investees	400	1,324
Changes in Operating Assets and Liabilities:
Accounts receivables	(5,760)	(15,414)
Other assets	(569)	(466)
Accounts payable and accrued liabilities	18,092	(99)
Net cash provided by (used in) operating activities	448	(33,686)
Cash Flows from Investing Activities:
Purchases of property and equipment	(41,184)	(15,548)
Proceeds from disposition of property and equipment	9,820	3,526
Net change in construction reserve fund	7,949	7,209
Investments in and advances to 50% or less owned companies	(2,669)	(25,560)
Return of investments and advances from 50% or less owned companies	—	99
Net cash (used in) investing activities	(26,084)	(30,274)
Cash Flows from Financing Activities:
Payments on long-term debt	(8,099)	(35,202)
Proceeds from issuance of long-term debt, net of issue costs	—	18,471
Purchase of subsidiary shares from noncontrolling interests	(3,392)	—
Proceeds from exercise of stock options and Warrants	111	813
Issuance of stock	—	42,996
Issuance of Warrants	—	12,809
Net cash (used in) provided by financing activities	(11,380)	39,887
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,176	(288)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(35,840)	(24,361)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	96,852	112,551
Cash, Restricted Cash and Cash Equivalents, End of Period	$61,012	$88,190

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The amendments in ASU 2018-02 permit a reclassification from Accumulated Other Comprehensive Income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts & Jobs Act (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. For the period ending June 30, 2019, an election has not been made to reclassify the income tax effects of the TCJA from AOCI to retained earnings.

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

Revenues from Customers of Management Services. The Company contracts with various customers to carry out management services for vessels as agents for and on behalf of ship owners. These services include crew management, technical management, commercial management, insurance arrangements, sale and purchase of vessel, provisions and bunkering. As manager, the Company undertakes to use its best endeavors to provide the agreed management services as agents for, and on behalf of the ship owners in accordance with sound ship management practice and to protect and promote the interest of the owners in all matters relating to the provision of the agreed upon management services. The Company also contracts with various customers to carry out management services regarding engineering for vessel construction and vessel conversions. The majority of the ship management agreements have a duration of one to three years and are typically billed monthly. The Company satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred (see Note 14).

Revenue that does not meet the aforementioned criteria is deferred until the criteria is met and are considered contract liabilities. Contract liabilities which are included in other current liabilities in the accompanying condensed consolidated balance sheets, for the six months ended June 30 were as follows (in thousands):

	2019	2018
Balance at beginning of period	$1,327	$10,104
Revenues deferred during the period	4,211	1,673
Revenues recognized during the period	(2,367)	(1,550)
Balance at end of period	$3,171	$10,227

As of June 30, 2019, contract liabilities include $1.6 million related to the time charter of an offshore support vessel to a customer for which collection was not reasonably assured. The Company will recognize revenues when collected or when collection is reasonably assured. All costs and expenses related to this charter were recognized as incurred.

As of June 30, 2019, the Company has deferred $1.4 million received as reimbursement for upgrades of a vessel and deferred reservation fees. The amount will be recognized in revenues over time, commencing with the start of the new time charter agreement for the vessel.

The remaining balance of $0.2 million as of June 30, 2019 is comprised of contract liabilities to two customers for which collection is not reasonably assured.

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

As of June 30, 2019, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the six months ended June 30, 2019, capitalized interest totaled $0.7 million.

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected undiscounted cash flows or appraisals, as appropriate. During the six months ended June 30, 2019, the Company recognized $5.9 million of impairment charges primarily related to two anchor-handling towing supply (“AHTS”) vessels previously removed from service, two AHTS vessels and four fast support vessels (“FSV”) which have all been adjusted to indicative sales price. During the six months ended June 30, 2018, the Company recognized $3.0 million of impairment charges primarily related to four AHTS vessels removed from service and adjusted to scrap value.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies. During the six months ended June 30, 2018, the Company recognized impairment charges of $1.2 million related to one of its 50% or less owned companies which the Company believed was unable to meet all of its liabilities.

Income Taxes. During the six months ended June 30, 2019, the Company's effective income tax rate of 12.5% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, and foreign taxes not creditable against U.S. income taxes. During the six months ended June 30, 2018, the Company’s effective income tax rate of 20.1% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and a reversal of an unrecognized tax benefit.

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

Deferred gain activity related to these transactions for the six months ended June 30 was as follows (in thousands):

	2019	2018
Balance at beginning of period	$11,819	$25,006
Amortization of deferred gains included in operating expenses as a reduction to rental expense	—	(4,019)
Impact of adoption of new accounting standard	(11,026)	—
Other adjustments	—	(250)
Balance at end of period	$793	$20,737

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Other Comprehensive Income (Loss)
December 31, 2018	$(15,472)	$(1,316)	$(16,788)	$(1,445)	$(11)	—
Other comprehensive loss	(276)	(2,092)	(2,368)	—	—	$(2,368)
Six Months Ended June 30, 2019	$(15,748)	$(3,408)	$(19,156)	$(1,445)	$(11)	$(2,368)

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

Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares and warrants to purchase common shares at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic loss per common share because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted loss per common share of the Company is computed based on the weighted average number of common shares and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes. For the six months ended June 30, 2019 and 2018, diluted earnings per common share of the Company excluded 2,183,708  common shares, respectively, issuable pursuant to the Company’s Convertible Senior Notes (see Note 4) as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the six months ended June 30, 2019 and 2018, diluted loss per common share of the Company excluded 340,459 and 196,338 shares of restricted stock, respectively, and 705,078 and 694,691 shares of stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

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

During the six months ended June 30, 2019, capital acquisitions were $41.2 million. Equipment deliveries during the six months ended June 30, 2019 include two FSVs, one crew transfer vessel (“CTV”), and one platform supply vessel (“PSV”).

During the six months ended June 30, 2019, the Company sold three AHTS vessels and one specialty vessel previously retired and removed from service, one emergency response and rescue vessel (“ERRV”), two

FSVs, two supply vessels and other equipment for $9.8 million cash and one vessel under construction for $4.3 million (all of which was a previously received deposit) and gains of $2.4 million.

3.	INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

SEACOSCO. The Company, through SEACOR Offshore Asia LLC, an indirectly wholly owned subsidiary of SEACOR Marine (“SEACOR Offshore Asia”), owns an unconsolidated 50% interest in SEACOSCO Offshore LLC (“SEACOSCO”). China Shipping Fan Tai Limited (“CSFT”) and China Shipping Industry (Hong Kong) Co., Limited (“CSIHK”) own the other 50% interest in SEACOSCO. During the six months ended June 30, 2019, SEACOSCO took delivery of three PSVs and title to one PSV, and the Company contributed $2.0 million in capital to SEACOSCO for the payment of construction costs. In the year ended December 31, 2018, SEACOSCO took delivery of two PSVs and title to another five of the PSVs, and the Company contributed $29.6 million in capital to SEACOSCO.

During the current quarter, SEACOSCO was advised by COSCO Shipping Heavy Industry (Guangdong) Co., Ltd. (the “Shipyard”), the shipbuilder and lender under deferred payment agreements (“DPAs”) that are secured by the PSVs acquired by SEACOSCO, that SEACOSCO was in default under such agreements for two of the PSVs acquired by SEACOSCO for failure to make certain principal and interest payments in a timely manner. The Shipyard agreed to defer any action on this default pending a meeting of the board of managers of SEACOSCO to discuss capital contributions by each of the members of SEACOSCO and the settlement of the default under the DPAs.

In connection with these events, SEACOR Offshore Asia, CSFT, CSIHK and the Shipyard entered into a Memorandum of Understanding (“MOU”) effective May 31, 2019 pursuant to which (i) the Shipyard agreed to not take any action with respect to any existing defaults under the DPAs until August 31, 2019, (ii) SEACOR Offshore Asia was authorized to provide, in its sole discretion, shareholder loans to SEACOSCO and/or its subsidiaries in respect of working capital or other payment obligations at an interest rate of 15% per annum and, subject to the priority of the indebtedness under the DPAs, the shareholder loans will have senior priority to any and all other debts of SEACOSCO and/or its subsidiaries, (iii) the parties set out the non-binding principal terms and conditions for SEACOR Offshore Asia’s potential acquisition of the 50% interest in SEACOSCO owned by CSFT and CSIHK and (iv) in connection with such acquisition, SEACOR Offshore Asia or its nominee may acquire from the Shipyard two additional PSVs that had been under options held by SEACOSCO. Management remains in discussions with the Shipyard, CSFT and CSIHK with respect to the transactions contemplated by the MOU.

Mexmar Offshore International.  On December 19, 2018, the Company acquired a 49% interest in Mexmar Offshore International for consideration of $4.9 million. The joint venture owns 14 vessels servicing the energy industry in Brazil. For the six months ended June 30, 2019, the joint venture has incurred losses in excess of the initial investment, and the equity investment on the Company’s books has been reduced to zero. The Company has not provided any guarantees or capital commitments with respect to this investment.

FRS Windcat Offshore Logistics GmbH. During the six months ended June 30, 2019, the Company concluded the sale of one vessel under construction for $4.3 million to a wholly owned subsidiary of FRS Windcat Offshore Logistics GmbH, an unconsolidated joint venture.

Guarantees.  Two of the Company's 50% or less owned companies have bank debt secured by, among other things, a first preferred mortgage on the 50% or less owned companies’ vessels. The banks also have the authority to require the Company and its partners to fund uncalled capital commitments, as defined in the partnership agreements governing the companies. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was, as of June 30, 2019, $0.8 million in the aggregate. This liability is included in other long-term liabilities.

4.	LONG-TERM DEBT

The Company’s long-term debt obligations as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Syndicated Credit Facility	120,250	126,750
Falcon Global USA Term Loan Facility	109,099	109,099
Sea-Cat Crewzer III Term Loan Facility	25,366	25,989
Windcat Workboats Facilities	24,647	24,850
Falcon Global USA Revolver	15,000	15,000
SEACOR 88/888 Term Loan	11,000	11,000
BNDES Equipment Construction Finance Notes	4,308	5,284
	$434,670	$442,972
Portion due within one year	(20,651)	(16,812)
Debt discount	(29,243)	(32,005)
Issue costs	(5,701)	(6,301)
	$379,075	$387,854

As of June 30, 2019, the Company is in compliance with all debt covenants and lender requirements.

On August 6, 2019, SEACOR Marine, SEACOR Marine Foreign Holdings Inc., a wholly owned subsidiary of SEACOR Marine (“SMFH”), and certain vessel-owning subsidiaries of SEACOR Marine, entered into an amendment (the “Amendment”) to that certain $130.0 million loan facility, dated as of September 26, 2018, with a syndicate of lenders administered by DNB Bank ASA, New York Branch (the “Credit Facility” ) and the related guaranty by SEACOR Marine with respect to the obligations of SMFH under the Credit Facility (the “Guaranty”).

The Amendment provides for, among other things, (i) the release of one vessel from a mortgage securing the Credit Facility and the substitution of mortgages over two other vessels owned by vessel-owning subsidiaries of SEACOR Marine, and (ii) the modification of certain financial maintenance and restrictive covenants contained in the Credit Facility or the Guaranty, including with respect to asset maintenance, vessel collateral releases, EBTIDA coverage ratios and the payment of dividends and distributions.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.3 hereto and the terms of which are incorporated herein by reference.

Letters of Credit. As of June 30, 2019, the Company had outstanding letters of credit of $4.3 million securing one long-term debt obligation, $0.3 million securing one lease obligation and $2.6 million for labor and performance guarantees.

5.	LEASES

As of June 30, 2019, the Company leases in four AHTS vessels, two liftboats, one FSV, one supply vessel and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of June 30, 2019, the remaining lease terms of the vessels have remaining durations from five to 29 months. The lease terms of the other equipment range in duration from seven to 330 months.

As of June 30, 2019, future minimum payments for operating leases for the remainder of 2019 and the years ended December 31 were as follows (in thousands):

Remainder of 2019	$9,800
2020	14,049
2021	7,101
2022	651
2023	622
Years subsequent to 2023	4,851
37,074
Interest component	(3,747)
33,327
Current portion of long-term operating lease liabilities	16,552
Long-term operating lease liabilities	$16,775

For the six months ended June 30, 2019, the components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$3,611	$7,224
Short-term lease expense (lease duration of twelve months or less at lease commencement)	706	1,241
	$4,317	$8,465

For the six months ended June 30, 2019, other information related to operating leases were as follows (in thousands except weighted average data):

2019
Operating cash flows from operating leases	$9,782
Right-of-use assets obtained for operating lease liabilities	$33,928
Weighted average remaining lease term, in years	4.7
Weighted average discount rate	4.1%

6.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the six months ended June 30, 2019:

Statutory rate	21.0%
Foreign taxes not creditable against U.S. income tax	(4.5)
Foreign earnings not subject to U.S. income tax	(3.7)
Noncontrolling interests	(2.2)
State taxes	1.8
Other	0.1
12.5%

7.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$3,394	$—	$1,659	(1)
	—	3,394	—	1,659
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	—	7,599	—	5,276
	$—	$10,993	$—	$6,935

(1)	Included in other current liabilities in the accompanying condensed consolidated balance sheets.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized immaterial losses on derivative instruments designated as cash flow hedges during the six months ended June 30, 2019. As of June 30, 2019, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•

Windcat Workboats Holdings Ltd. (“Windcat Workboats”) has two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03%) per annum on the aggregate notional value of €15.0 million (approximately $17.0 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value;

•

SEACOR Marine Foreign Holdings Inc. (“SMFH”) has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $9.3 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $51.3 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88 LLC and SEACOR 888 LLC (collectively, “SEACOR 88/888”) have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.2% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

MexMar has five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $91.0 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized (losses) gains on derivative instruments not designated as hedging instruments for the six months ended June 30 as follows (in thousands):

	2019	2018
Conversion option liability on Convertible Senior Notes	$(2,323)	$(15,054)
Interest rate swap agreements	—	870
	$(2,323)	$(14,184)

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes issued to investment funds managed and controlled by the Carlyle Group (“Carlyle”). See Note 8, Fair Value Measurements.

The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements that did not qualify as cash flow hedges for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of June 30, 2019, these interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•

SEACOR OSV Partners I LP (“OSV Partners”) has two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% per annum on the aggregate amortized notional value of $25.4 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

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

The Company’s financial assets and liabilities as of June 30, 2019 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
June 30, 2019
ASSETS
Construction reserve funds	$20,112	$—	$—
LIABILITIES
Derivative instruments	—	3,394	—
Conversion Option Liability on Convertible Senior Notes	—	—	7,599
December 31, 2018
ASSETS
Construction reserve funds	$28,221	$—	$—
LIABILITIES
Derivative instruments	—	1,659	—
Conversion Option Liability on Convertible Senior Notes	—	—	5,276

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

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2019 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2019
ASSETS
Cash, cash equivalents and restricted cash	$61,012	$61,012	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	399,726	—	384,310	—
December 31, 2018
ASSETS
Cash, cash equivalents and restricted cash	$96,852	$96,852	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	404,666	—	388,949	—

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

The Company’s other assets and liabilities that were measured at fair value during the six months ended June 30, 2019 were as follows (in thousands);

	Level 1	Level 2	Level 3
ASSETS
Property and equipment:
AHTS	$—	$1,210	$—
FSVs	—	2,490	—

Property and equipment. During the six months ended June 30, 2019, the Company recognized impairment charges of $5.9 million primarily associated with certain vessels (see Note 1).  The Level 2 fair values were determined based on the sales prices of similar property and equipment as scrap value.

9.	WARRANTS

On April 26, 2018, the Company closed a private placement of its Common Stock and Warrants to purchase its Common Stock (which were issued to certain investors in place of Common Stock to facilitate compliance with Jones Act restrictions) for aggregate gross proceeds of $56,855,000 (the “PIPE Private Placement”) with certain qualified institutional buyers and other accredited investors. The PIPE Private Placement included the issuance of 2,168,586 shares of Common Stock and Warrants to purchase 674,164 shares of the Common Stock at an exercise price of $0.01 per share (the “PIPE Warrants”). The PIPE Warrants were issued to Proyectos Globales de Energía y Servicios CME, S.A. de C.V. a variable capital corporation (sociedad anónima de capital variable) incorporated and existing under the laws of the United Mexican States (“CME”) on April 26, 2018, have a 25-year term and an exercise price of $0.01 per share. On May 2, 2018, the Company and Carlyle entered into an amendment and exchange agreement pursuant to which Carlyle exchanged $50.0 million in principal amount of the Convertible Senior Notes for warrants to purchase 1,886,292 shares of common stock at an exercise price of $0.01 per share (the “Exchange Warrants” and, together with the PIPE Warrants, the “Warrants”). The Exchange Warrants have a 25-year term, which commenced May 2, 2018. On May 31, 2018, June 8, 2018, May 28, 2019 and June 14, 2019, 250,693, 38,857, 380,000 and 64,440 of the PIPE Warrants were exercised, respectively for $0.01 per share, which left 1,826,966 Warrants outstanding as of June 30, 2019. In conjunction with the exercise of Warrants on June 14, 2019, 49 shares of Common Stock were withheld as payment for the exercise price of the Warrants.

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

11.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests		June 30, 2019	December 31, 2018
Falcon Global Holdings	28%		$22,386	$26,989
Windcat Workboats	0%	(1)	—	2,115
Other	1.8%		305	300
			$22,691	$29,404
(1)	As of June 30, 2019; at December 31, 2018, noncontrolling interest was 12.5%.

Falcon Global Holdings.  The Company consolidates Falcon Global Holdings LLC (“FGH”) as the Company holds 72% of the equity interest in FGH and is entitled to appoint a majority of the board of managers of FGH. During the six months ended June 30, 2019 and 2018, the net loss of FGH was $16.6 million and $14.4 million, respectively, of which $4.6 million and $4.0 million, respectively, was attributable to noncontrolling interests.

Windcat Workboats. Prior to January 25, 2019, Seabulk Overseas, a wholly owned subsidiary of the Company, owned 87% of Windcat Workboats. On January 25, 2019, Seabulk Overseas acquired a 6.25% minority interest in Windcat Workboats that it did not previously own. Seabulk Overseas acquired the remaining 6.25% interest in Windcat Workboats that the Company did not already own on March 15, 2019. For the six months ended June 30, 2018, the net loss of Windcat Workboats was $3.3 million and $0.4 million was attributed to noncontrolling interests.

12.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2019, the Company’s unfunded capital commitments were $58.9 million for one FSV, two CTVs and five PSVs. Of the amount of unfunded capital commitments, $23.6 million is payable during the remainder of 2019 and $35.3 million is payable during 2020. The Company has indefinitely deferred an additional $20.6 million of orders with respect to two FSVs for which the Company had previously reported unfunded capital commitments.

As of June 30, 2019, the Company has guaranteed certain performance contracts of one of its subsidiaries by setting aside £0.9 million from its available borrowing under an unsecured line of credit. If the contract were not fulfilled, the line of credit would be drawn to fund the guarantee.

As of June 30, 2019, SEACOR Holdings Inc. (“SEACOR Holdings”) has guaranteed $32.1 million on behalf of the Company for various obligations including: performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the U.K. Merchant Navy Officers Pension Fund (“MNOPF”). Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

13.	STOCK BASED COMPENSATION

Transactions in connection with the Company's 2017 Equity Incentive Plan during the six months ended June 30, 2019 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2018	192,346
Granted	321,100
Vested	62,387
Forfeited	1,000
Outstanding as of June 30, 2019	450,059

Stock Option Activity:
Outstanding as of December 31, 2018	805,566
Granted	149,253
Exercised	8,750
Forfeited	5,000
Outstanding as of June 30, 2019	941,069

For the six months ended June 30, 2019, the Company acquired for treasury 21,587 shares of Common Stock for an aggregate purchase price of $0.3 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's 2017 Equity Incentive Plan.

14.	SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Annual Report on Form 10 -K for the year ended December 31, 2018. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Three Months Ended June 30, 2019
Operating Revenues:
Time charter	$12,628	$10,400	$13,175	$2,046	$20,524	$58,773
Bareboat charter	233	—	—	1,156	—	1,389
Other marine services	1,320	753	349	273	1,488	4,183
	14,181	11,153	13,524	3,475	22,012	64,345
Direct Costs and Expenses:
Operating:
Personnel	5,203	3,428	4,292	976	10,062	23,961
Repairs and maintenance	2,515	952	2,629	481	2,099	8,676
Drydocking	1,801	(48)	275	(32)	78	2,074
Insurance and loss reserves	841	239	381	66	365	1,892
Fuel, lubes and supplies	1,107	939	725	314	807	3,892
Other	113	773	793	560	791	3,030
	11,580	6,283	9,095	2,365	14,202	43,525
Direct Vessel Profit	$2,601	$4,870	$4,429	$1,110	$7,810	20,820
Other Costs and Expenses:
Lease expense	$2,942	$787	$42	$—	$546	4,317
Administrative and general						11,639
Depreciation and amortization	5,341	2,759	4,274	1,659	3,461	17,494
						33,450
Loss on Asset Dispositions, Net						(3,848)
Operating Loss						$(16,478)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Six Months Ended June 30, 2019
Operating Revenues:
Time charter	$20,633	$21,173	$25,674	$6,968	$36,452	$110,900
Bareboat charter	233	—	—	2,299	—	2,532
Other marine services	2,452	116	577	908	3,109	7,162
	23,318	21,289	26,251	10,175	39,561	120,594
Direct Costs and Expenses:
Operating:
Personnel	9,706	7,295	8,546	2,532	18,638	46,717
Repairs and maintenance	5,293	2,136	4,822	816	4,615	17,682
Drydocking	3,795	290	434	47	387	4,953
Insurance and loss reserves	1,433	452	708	201	572	3,366
Fuel, lubes and supplies	1,790	1,693	1,434	742	1,986	7,645
Other	203	2,879	1,893	1,081	1,383	7,439
	22,220	14,745	17,837	5,419	27,581	87,802
Direct Vessel Profit	$1,098	$6,544	$8,414	$4,756	$11,980	32,792
Other Costs and Expenses:
Lease expense	$5,853	$1,572	$88	$1	$951	8,465
Administrative and general						23,639
Depreciation and amortization	10,839	5,115	8,523	3,595	6,615	34,687
						66,791
Loss on Asset Dispositions, Net						(3,489)
Operating Loss						$(37,488)
As of June 30, 2019
Property and Equipment:
Historical cost	$364,501	$220,855	$288,677	$108,068	$240,719	$1,222,820
Accumulated depreciation	(189,602)	(62,061)	(74,815)	(49,393)	(149,685)	(525,556)
	$174,899	$158,794	$213,862	$58,675	$91,034	$697,264
Total Assets (1)	$312,465	$171,084	$252,926	$123,513	$133,437	$993,425

(1)	Total assets by region does not include corporate assets of $83,271 as of June 30, 2019.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Three Months Ended June 30, 2018
Time Charter Statistics:
Average Rates Per Day	$10,503	$9,509	$8,226	$19,127	$4,823	$7,324
Fleet Utilization	23%	88%	82%	57%	76%	62%
Fleet Available Days	3,710	1,331	2,005	416	5,066	12,528
Operating Revenues:
Time charter	$9,052	$11,122	$13,591	$4,556	$18,505	$56,826
Bareboat charter	—	—	—	1,156	—	1,156
Other	1,676	350	(792)	845	640	2,719
	10,728	11,472	12,799	6,557	19,145	60,701
Direct Costs and Expenses:
Operating:
Personnel	4,636	4,314	4,069	1,219	10,495	24,733
Repairs and maintenance	1,529	1,663	3,576	32	2,270	9,070
Drydocking	910	910	72	11	1,209	3,112
Insurance and loss reserves	902	248	361	169	254	1,934
Fuel, lubes and supplies	900	900	922	349	1,051	4,122
Other	29	1,402	836	488	254	3,009
	8,906	9,437	9,836	2,268	15,533	45,980
Direct Vessel Profit	$1,822	$2,035	$2,963	$4,289	$3,612	14,721
Other Costs and Expenses:
Lease expense	$2,065	$1,092	$59	$2	$113	3,331
Administrative and general						15,041
Depreciation and amortization	5,915	2,924	4,311	2,280	2,976	18,406
						36,778
Gain on Asset Dispositions and Impairments, Net						1,055
Operating Loss						$(21,002)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Six Months Ended June 30, 2018 2018
Operating Revenues:
Time charter	$15,034	$21,916	$24,965	$5,930	$36,123	$103,968
Bareboat charter	—	—	—	2,299	—	2,299
Other marine services	3,331	1,637	(922)	955	1,154	6,155
	18,365	23,553	24,043	9,184	37,277	112,422
Direct Costs and Expenses:
Operating:
Personnel	8,628	8,387	8,091	1,595	19,708	46,409
Repairs and maintenance	2,223	3,019	6,004	337	4,560	16,143
Drydocking	1,435	912	61	11	2,950	5,369
Insurance and loss reserves	1,336	466	597	236	489	3,124
Fuel, lubes and supplies	1,393	1,569	1,956	414	2,335	7,667
Other	54	2,438	2,044	548	532	5,616
	15,069	16,791	18,753	3,141	30,574	84,328
Direct Vessel Profit	$3,296	$6,762	$5,290	$6,043	$6,703	28,094
Other Costs and Expenses:
Leased expense	$4,109	$2,161	$118	$3	$198	6,589
Administrative and general						27,415
Depreciation and amortization	$12,450	$5,731	$10,401	$3,499	$5,837	37,918
						71,922
Loss on Asset Dispositions and Impairment						(1,588)
Operating Loss						$(45,416)
As of June 30, 2018
Property and Equipment:
Historical cost	$439,026	$184,037	$317,536	$165,145	$182,111	$1,287,855
Accumulated depreciation	(225,116)	(57,909)	(86,239)	(58,078)	(137,135)	(564,477)
	$213,910	$126,128	$231,297	$107,067	$44,976	$723,378
Total Assets (1)	$351,718	$130,930	$265,451	$176,473	$53,539	$978,111

(1) Total assets by region does not include corporate assets of $154,427 as of June 30, 2018.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of June 30, 2019 and 2018, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $112.4 million and $115.4 million, respectively. Equity in (losses) earnings of 50% or less owned companies for the six months ended June 30, 2019 and 2018 were ($10.4) million and ($0.5) million, respectively.

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

The Company provides global marine and support transportation services to offshore oil, natural gas exploration and windfarm development and production facilities worldwide. As of June 30, 2019, the Company and its joint ventures operate a diverse fleet of 177 support and specialty vessels, of which 127 were owned or leased-in, 46 were joint ventured and four were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

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

Offshore oil and natural gas market conditions deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. As of June 30, 2019, oil prices had increased from the February 2016 lows to a price of approximately $60 per barrel. While the Company has experienced what it believes is a beginning of a recovery, it continued to experience difficult market conditions through the first half of 2019.

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

Recent Events

SEACOSCO

During the current quarter, SEACOSCO was advised by COSCO Shipping Heavy Industry (Guangdong) Co., Ltd. (the “Shipyard”), the shipbuilder and lender under deferred payment agreements (“DPAs”) that are secured by the PSVs acquired by SEACOSCO, that SEACOSCO was in default under such agreements for two of the PSVs acquired by SEACOSCO for failure to make certain principal and interest payments in a timely manner. The Shipyard agreed to defer any action on this default pending a meeting of the board of managers of SEACOSCO to discuss capital contributions by each of the members of SEACOSCO and the settlement of the default under the DPAs.

In connection with these events, SEACOR Offshore Asia, CSFT, CSIHK and the Shipyard entered into a Memorandum of Understanding (“MOU”) effective May 31, 2019 pursuant to which (i) the Shipyard agreed not take any action with respect to any existing defaults under the DPAs until August 31, 2019, (ii) SEACOR Offshore Asia was authorized to provide, in its sole discretion,  shareholder loans to SEACOSCO and/or its subsidiaries in respect of working capital or other payment obligations at an interest rate of 15% per annum and, subject to the priority of the indebtedness under the DPAs, the shareholder loans will have senior priority to any and all other debts of SEACOSCO and/or its subsidiaries, (iii) the parties set out the non-binding principal terms and conditions for SEACOR Offshore Asia’s potential acquisition of the 50% interest in SEACOSCO owned by CSFT and CSIHK and (iv) in connection with such acquisition, SEACOR Offshore Asia or its nominee may acquire from the Shipyard two additional PSVs that had been under options held by SEACOSCO. Management remains in discussions with the Shipyard, CSFT and CSIHK with respect to the transactions contemplated by the MOU.

Cost Savings Initiatives

During the third quarter of 2019, the Company initiated certain cost reduction initiatives to better align its operating expenses with the current state of its business and the offshore marine industry, including a reduction of workforce, reorganization of the management structure, closure and/or consolidation of certain facilities and streamlining of operations.  The Company expects these initiatives, which will impact all of its reportable segments, to be completed by the second quarter of 2020 and to realize annualized recurring savings of at least $8.0 million once completed. The Company anticipates incurring one-time restructuring charges in the third quarter of 2019 arising from these restructuring activities.  Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities.

SEACOR Marine Foreign Holdings Credit Agreement Amendment

On August 6, 2019, SEACOR Marine, SEACOR Marine Foreign Holdings Inc., a wholly owned subsidiary of SEACOR Marine (“SMFH”), and certain vessel-owning subsidiaries of SEACOR Marine, entered into an amendment (the “Amendment”) to that certain $130.0 million loan facility, dated as of September 26, 2018, with a syndicate of lenders administered by DNB Bank ASA, New York Branch (the “Credit Facility” ) and the related guaranty by SEACOR Marine with respect to the obligations of SMFH under the Credit Facility (the “Guaranty”).

The Amendment provides for, among other things, (i) the release of one vessel from a mortgage securing the Credit Facility and the substitution of mortgages over two other vessels owned by vessel-owning subsidiaries of SEACOR Marine, and (ii) the modification of certain financial maintenance and restrictive covenants contained in the Credit Facility or the Guaranty, including with respect to asset maintenance, vessel collateral releases, EBTIDA coverage ratios and the payment of dividends and distributions.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.3 hereto and the terms of which are incorporated herein by reference.

Consolidated Results of Operations

The sections below provide an analysis of the Company's results of operations for the three months (“Current Year Quarter”) and six months (“Current Six Months”) ended June 30, 2019 compared with the three months (“Prior Year Quarter”) and six months (“Prior Six Months”) ended June 30, 2018. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Time Charter Statistics:
Average Rates Per Day Worked (excluding crew transfer)	$9,913		$9,742		$9,686		$9,425
Average Rates Per Day	$7,122		$7,324		$7,237		$7,174
Fleet Utilization (excluding crew transfer)	64%		58%		63%		54%
Fleet Utilization	72%		62%		66%		58%
Fleet Available Days (excluding crew transfer)	8,038		9,071		16,153		18,342
Fleet Available Days	11,537		12,528		23,072		25,129
Operating Revenues:
Time charter	$58,773	91%	$56,826	94%	$110,900	92%	$103,968	93%
Bareboat charter	1,389	2%	1,156	2%	2,532	2%	2,299	2%
Other marine services	4,183	7%	2,719	4%	7,162	6%	6,155	5%
	64,345	100%	60,701	100%	120,594	100%	112,422	100%
Costs and Expenses:
Operating:
Personnel	23,961	37%	24,733	41%	46,717	39%	46,409	41%
Repairs and maintenance	8,676	14%	9,070	15%	17,682	15%	16,143	14%
Drydocking	2,074	3%	3,112	5%	4,953	4%	5,369	5%
Insurance and loss reserves	1,892	3%	1,934	3%	3,366	3%	3,124	3%
Fuel, lubes and supplies	3,892	6%	4,122	7%	7,645	6%	7,667	7%
Other	3,030	5%	3,009	5%	7,439	6%	5,616	5%
	43,525	68%	45,980	76%	87,802	73%	84,328	75%
Administrative and general	11,639	18%	15,041	25%	23,639	19%	27,415	24%
Depreciation and amortization	17,494	27%	18,406	30%	34,687	29%	37,918	34%
Lease expense - operating	4,317	7%	3,331	6%	8,465	7%	6,589	6%
	76,975	120%	82,758	137%	154,593	128%	156,250	139%
(Losses) Gains on Asset Dispositions and Impairments, Net	(3,848)	(6)%	1,055	2%	(3,489)	(3)%	(1,588)	(1)%
Operating Loss	(16,478)	(26)%	(21,002)	(35)%	(37,488)	(31)%	(45,416)	(40)%
Other (Expense) Income, Net	(9,828)	(15)%	(9,630)	(16)%	(17,525)	(15)%	(26,936)	(24)%
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(26,306)	(41)%	(30,632)	(51)%	(55,013)	(46)%	(72,352)	(64)%
Income Tax Benefit	(3,048)	(5)%	(4,724)	(8)%	(6,879)	(6)%	(14,548)	(13)%
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(23,258)	(36)%	(25,908)	(43)%	(48,134)	(40)%	(57,804)	(51)%
Equity in (Losses) Earnings of 50% or Less Owned Companies	(7,006)	(11)%	(721)	(1)%	(10,403)	(9)%	(513)	(1)%
Net Loss	(30,264)	(47)%	(26,629)	(44)%	(58,537)	(49)%	(58,317)	(52)%
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(1,875)	(3)%	(1,605)	(3)%	(4,599)	(4)%	(4,460)	(4)%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(28,389)	(44)%	$(25,024)	(41)%	$(53,938)	(45)%	$(53,857)	(48)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Three Months Ended June 30, 2019
Time Charter Statistics:
Average Rates Per Day	$14,058	$9,365	$8,182	$8,074	$4,686	$7,122
Fleet Utilization	34%	81%	79%	63%	86%	72%
Fleet Available Days	2,669	1,365	2,026	400	5,077	11,537
Operating Revenues:
Time charter	$12,628	$10,400	$13,175	$2,046	$20,524	$58,773
Bareboat charter	233	—	—	1,156	—	1,389
Other marine services	1,320	753	349	273	1,488	4,183
	14,181	11,153	13,524	3,475	22,012	64,345
Direct Costs and Expenses:
Operating:
Personnel	5,203	3,428	4,292	976	10,062	23,961
Repairs and maintenance	2,515	952	2,629	481	2,099	8,676
Drydocking	1,801	(48)	275	(32)	78	2,074
Insurance and loss reserves	841	239	381	66	365	1,892
Fuel, lubes and supplies	1,107	939	725	314	807	3,892
Other	113	773	793	560	791	3,030
	11,580	6,283	9,095	2,365	14,202	43,525
Direct Vessel Profit	$2,601	$4,870	$4,429	$1,110	$7,810	20,820
Other Costs and Expenses:
Lease expense	$2,942	$787	$42	$—	$546	4,317
Administrative and general						11,639
Depreciation and amortization	5,341	2,759	4,274	1,659	3,461	17,494
						33,450
Loss on Asset Dispositions and Impairments						(3,848)
Operating Loss						$(16,478)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Six Months Ended June 30, 2019
Time Charter Statistics:
Average Rates Per Day	$12,472	$9,414	$8,280	$10,974	$4,743	$7,237
Fleet Utilization	31%	84%	76%	67%	77%	66%
Fleet Available Days	5,367	2,678	4,087	941	10,000	23,073
Operating Revenues:
Time charter	$20,633	$21,173	$25,674	$6,968	$36,452	$110,900
Bareboat charter	233	—	—	2,299	—	2,532
Other marine services	2,452	116	577	908	3,109	7,162
	23,318	21,289	26,251	10,175	39,561	120,594
Direct Costs and Expenses:
Operating:
Personnel	9,706	7,295	8,546	2,532	18,638	46,717
Repairs and maintenance	5,293	2,136	4,822	816	4,615	17,682
Drydocking	3,795	290	434	47	387	4,953
Insurance and loss reserves	1,433	452	708	201	572	3,366
Fuel, lubes and supplies	1,790	1,693	1,434	742	1,986	7,645
Other	203	2,879	1,893	1,081	1,383	7,439
	22,220	14,745	17,837	5,419	27,581	87,802
Direct Vessel Profit	$1,098	$6,544	$8,414	$4,756	$11,980	32,792
Other Costs and Expenses:
Lease expense	$5,853	$1,572	$88	$1	$951	8,465
Administrative and general						23,639
Depreciation and amortization	10,839	5,115	8,523	3,595	6,615	34,687
						66,791
Loss on Asset Dispositions and Impairments						(3,489)
Operating Loss						$(37,488)
As of June 30, 2019
Property and Equipment:
Historical cost	$364,501	$220,855	$288,677	$108,068	$240,719	$1,222,820
Accumulated depreciation	(189,602)	(62,061)	(74,815)	(49,393)	(149,685)	(525,556)
	$174,899	$158,794	$213,862	$58,675	$91,034	$697,264
Total Assets (1)	$312,465	$171,084	$252,926	$123,513	$133,437	$993,425

(1)	Total assets by region does not include corporate assets, which are $83,271 as of June 30,2019.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Three Months Ended June 30, 2018
Time Charter Statistics:
Average Rates Per Day	$10,503	$9,509	$8,226	$19,127	$4,823	$7,324
Fleet Utilization	23%	88%	82%	57%	76%	62%
Fleet Available Days	3,710	1,331	2,005	416	5,066	12,528
Operating Revenues:
Time charter	$9,052	$11,122	$13,591	$4,556	$18,505	$56,826
Bareboat charter	—	—	—	1,156	—	1,156
Other	1,676	350	(792)	845	640	2,719
	10,728	11,472	12,799	6,557	19,145	60,701
Direct Costs and Expenses:
Operating:
Personnel	4,636	4,314	4,069	1,219	10,495	24,733
Repairs and maintenance	1,529	1,663	3,576	32	2,270	9,070
Drydocking	910	910	72	11	1,209	3,112
Insurance and loss reserves	902	248	361	169	254	1,934
Fuel, lubes and supplies	900	900	922	349	1,051	4,122
Other	29	1,402	836	488	254	3,009
	8,906	9,437	9,836	2,268	15,533	45,980
Direct Vessel Profit	$1,822	$2,035	$2,963	$4,289	$3,612	14,721
Other Costs and Expenses:
Lease expense	$2,065	$1,092	$59	$2	$113	3,331
Administrative and general						15,041
Depreciation and amortization	5,915	2,924	4,311	2,280	2,976	18,406
						36,778
Gain on Asset Dispositions and Impairments, Net						1,055
Operating Loss						$(21,002)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Six Months Ended June 30, 2018
Time Charter Statistics:
Average Rates Per Day	$9,740	$9,482	$8,155	$18,069	$4,984	$7,174
Fleet Utilization	20%	89%	74%	52%	72%	58%
Fleet Available Days	7,760	2,591	4,137	635	10,006	25,129
Operating Revenues:
Time charter	$15,034	$21,916	$24,965	$5,930	$36,123	$103,968
Bareboat charter	—	—	—	2,299	—	2,299
Other	3,331	1,637	(922)	955	1,154	6,155
	18,365	23,553	24,043	9,184	37,277	112,422
Direct Costs and Expenses:
Operating:
Personnel	8,628	8,387	8,091	1,595	19,708	46,409
Repairs and maintenance	2,223	3,019	6,004	337	4,560	16,143
Drydocking	1,435	912	61	11	2,950	5,369
Insurance and loss reserves	1,336	466	597	236	489	3,124
Fuel, lubes and supplies	1,393	1,569	1,956	414	2,335	7,667
Other	54	2,438	2,044	548	532	5,616
	15,069	16,791	18,753	3,141	30,574	84,328
Direct Vessel Profit	$3,296	$6,762	$5,290	$6,043	$6,703	28,094
Other Costs and Expenses:
Lease expense	$4,109	$2,161	$118	$3	$198	6,589
Administrative and general						27,415
Depreciation and amortization	12,450	5,731	10,401	3,499	5,837	37,918
						71,922
Loss on Asset Dispositions and Impairments, Net						(1,588)
Operating Loss						$(45,416)
As of June 30, 2018
Property and Equipment:
Historical cost	$439,026	$184,037	$317,536	$165,145	$182,111	$1,287,855
Accumulated depreciation	(225,116)	(57,909)	(86,239)	(58,078)	(137,135)	(564,477)
	$213,910	$126,128	$231,297	$107,067	$44,976	$723,378
Total Assets (1)	$351,718	$130,930	$265,451	$176,473	$53,539	$978,111

(1)	Total assets by region does not include corporate assets, which are $154,427 as of June 30, 2018.

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Emergency Response and Rescue	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Three Months Ended June 30, 2019
Time Charter Statistics:
Average Rates Per Day	$7,597	$7,624	$6,906	$8,562	$—	$20,993	$2,431	$—	$7,122
Fleet Utilization	49%	71%	53%	87%	—%	47%	88%	—%	72%
Fleet Available Days	910	3,275	486	1,547	91	1,729	3,499	—	11,537
Operating Revenues:
Time charter	$3,360	$17,709	$1,787	$11,503	$—	$16,932	$7,482	$—	$58,773
Bareboat charter	—	233	1,156	—	—	—	—	—	1,389
Other marine services	869	(179)	799	30	—	1,481	499	684	4,183
	4,229	17,763	3,742	11,533	—	18,413	7,981	684	64,345
Direct Costs and Expenses:
Operating:
Personnel	2,001	5,796	1,617	6,047	23	5,360	2,665	452	23,961
Repairs and maintenance	632	2,682	1,085	1,069	3	2,189	933	83	8,676
Drydocking	96	136	82	77	—	1,683	—	—	2,074
Insurance and loss reserves	266	385	78	129	20	921	93	—	1,892
Fuel, lubes and supplies	262	1,602	98	690	(24)	1,076	167	21	3,892
Other	411	1,713	842	143	77	251	113	(520)	3,030
	3,668	12,314	3,802	8,155	99	11,480	3,971	36	43,525
Direct Vessel Profit (Loss)	$561	$5,449	$(60)	$3,378	$(99)	$6,933	$4,010	$648	$20,820
Other Costs and Expenses:
Lease expense	$1,527	$352	$433	$—	$—	$1,497	$—	$508	$4,317
Administrative and general									11,639
Depreciation and amortization	575	5,929	1,223	1,082	127	6,055	1,920	583	17,494
									33,450
Loss on Asset Dispositions and Impairments									(3,848)
Operating Loss									$(16,478)

	Anchor handling towing supply	Fast support	Supply	Emergency Response and Rescue	Specialty	Liftboats	Crew transfer	Other activity	Total
For the Six Months Ended June 30, 2019
Time Charter Statistics:
Average Rates Per Day	$7,989	$7,616	$6,958	$8,531	$—	$19,397	$2,389	$—	$7,237
Fleet Utilization	43%	70%	58%	84%	—%	46%	74%	—%	66%
Fleet Available Days	1,810	6,569	987	3,167	181	3,439	6,919	—	23,072
Operating Revenues:
Time charter	$6,235	$34,792	$3,969	$22,811	$—	$30,809	$12,284	$—	$110,900
Bareboat charter	—	233	2,299	—	—	—	—	—	2,532
Other marine services	211	(430)	1,580	61	—	3,561	821	1,358	7,162
	6,446	34,595	7,848	22,872	—	34,370	13,105	1,358	120,594
Direct Costs and Expenses:
Operating:
Personnel	3,391	11,307	3,295	12,180	88	10,457	4,974	1,025	46,717
Repairs and maintenance	1,262	5,019	1,704	2,491	7	5,017	2,029	153	17,682
Drydocking	171	486	244	386	—	3,666	—	—	4,953
Insurance and loss reserves	388	711	183	189	28	1,805	197	(135)	3,366
Fuel, lubes and supplies	324	2,704	497	1,637	7	2,081	356	39	7,645
Other	1,003	4,177	1,986	383	172	695	226	(1,203)	7,439
	6,539	24,404	7,909	17,266	302	23,721	7,782	(121)	87,802
Direct Vessel (Loss) Profit	$(93)	$10,191	$(61)	$5,606	$(302)	$10,649	$5,323	$1,479	$32,792
Other Costs and Expenses:
Lease expense	$3,066	$704	$751	$—	$—	$2,995	$—	$949	$8,465
Administrative and general									23,639
Depreciation and amortization	1,150	11,873	2,259	2,178	255	12,108	3,951	913	34,687
									66,791
Loss on Asset Dispositions and Impairments									(3,489)
Operating Loss									$(37,488)
As of June 30, 2019
Property and Equipment:
Historical cost	$143,339	$430,077	$77,924	$121,190	$14,806	$329,746	$77,380	$28,358	$1,222,820
Accumulated depreciation	(118,166)	(105,665)	(38,999)	(97,755)	(10,211)	(83,994)	(50,284)	(20,482)	(525,556)
	$25,173	$324,412	$38,925	$23,435	$4,595	$245,752	$27,096	$7,876	$697,264

	Anchor handling towing supply	Fast support	Supply	Emergency Response and Rescue	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Three Months Ended June 30, 2018
Time Charter Statistics:
Average Rates Per Day	$13,381	$6,963	$7,174	$9,157	$—	$19,225	$2,330	$—	$7,324
Fleet Utilization	23%	62%	69%	80%	—%	43%	73%	—%	62%
Fleet Available Days	866	3,820	637	1,746	91	1,911	3,457	—	12,528
Operating Revenues:
Time charter	$2,712	$16,488	$3,149	$12,791	$—	$15,788	$5,898	$—	$56,826
Bareboat charter	—	—	1,156	—	—	—	—	—	1,156
Other marine services	(91)	(505)	39	39	—	1,569	563	1,105	2,719
	2,621	15,983	4,344	12,830	—	17,357	6,461	1,105	60,701
Direct Costs and Expenses:
Operating:
Personnel	1,593	5,258	1,999	8,148	79	4,671	2,295	690	24,733
Repairs and maintenance	1,281	3,406	259	1,464	13	1,553	987	107	9,070
Drydocking	945	115	585	624	—	842	1	—	3,112
Insurance and loss reserves	265	314	134	143	25	889	93	71	1,934
Fuel, lubes and supplies	586	1,015	317	843	(29)	1,153	219	18	4,122
Other	689	1,466	1,048	144	93	336	173	(940)	3,009
	5,359	11,574	4,342	11,366	181	9,444	3,768	(54)	45,980
Direct Vessel (Loss) Profit	$(2,738)	$4,409	$2	$1,464	$(181)	$7,913	$2,693	$1,159	14,721
Other Costs and Expenses:
Leased-in equipment	$1,855	$342	$—	$—	$—	$644	$22	$468	3,331
Administrative and general									15,041
Depreciation and amortization	532	6,585	1,394	681	283	6,333	2,380	218	18,406
									36,778
Gain on Asset Dispositions and Impairments									1,055
Operating Loss									$(21,002)

	Anchor handling towing supply	Fast support	Supply	Emergency Response and Rescue	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Six Months Ended June 30, 2018
Time Charter Statistics:
Average Rates Per Day	$11,634	$7,321	$6,803	$9,107	$—	$18,022	$2,319	$—	$7,174
Fleet Utilization	22%	57%	71%	79%	—%	37%	68%	—%	58%
Fleet Available Days	2,126	7,600	1,270	3,595	181	3,570	6,787	—	25,129
Operating Revenues:
Time charter	$5,499	$31,915	$6,151	$25,842	$—	$23,914	$10,647	$—	$103,968
Bareboat charter	—	—	2,299	—	—	—	—	—	2,299
Other	1,347	(1,161)	21	79	—	2,325	992	2,552	6,155
	6,846	30,754	8,471	25,921	—	26,239	11,639	2,552	112,422
Direct Costs and Expenses:
Operating:
Personnel	2,990	10,014	3,955	15,086	243	8,132	4,517	1,472	46,409
Repairs and maintenance	1,675	5,950	704	3,018	50	2,687	1,812	247	16,143
Drydocking	1,425	106	585	2,365	(6)	893	1	—	5,369
Insurance and loss reserves	356	638	236	281	35	1,540	196	(158)	3,124
Fuel, lubes and supplies	739	1,810	1,011	1,834	54	1,821	363	35	7,667
Other	1,141	2,926	1,767	305	197	753	269	(1,742)	5,616
	8,326	21,444	8,258	22,889	573	15,826	7,158	(146)	84,328
Direct Vessel (Loss) Profit	$(1,480)	$9,310	$213	$3,032	$(573)	$10,413	$4,481	$2,698	28,094
Other Costs and Expenses:
Leased-in equipment	$3,713	$684	$—	$—	$—	$1,282	$22	$888	6,589
Administrative and general									27,415
Depreciation and amortization	2,022	13,170	4,137	1,375	565	11,358	4,808	483	37,918
									71,922
Loss on Asset Dispositions and Impairments, Net									(1,588)
Operating Loss									$(45,416)
As of June 30, 2018
Property and Equipment:
Historical cost	$188,507	$420,776	$95,088	$112,869	$30,529	$337,239	$71,575	$31,272	$1,287,855
Accumulated depreciation	(168,841)	(99,020)	(45,759)	(93,736)	(19,869)	(65,900)	(44,483)	(26,869)	(564,477)
	$19,666	$321,756	$49,329	$19,133	$10,660	$271,339	$27,092	$4,403	$723,378

Fleet Counts. The Company's fleet count as of June 30, 2019 and December 31, 2018 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
June 30, 2019
AHTS	5	—	4	—	9
FSV	35	4	1	—	40
Supply	6	33	—	2	41
ERRV	17	1	—	—	18
Specialty	1	3	—	2	6
Liftboats	17	—	2	—	19
Crew transfer	39	5	—	—	44
	120	46	7	4	177
December 31, 2018
AHTS	8	—	4	—	12
FSV	32	5	1	3	41
Supply	7	30	—	2	39
ERRV	18	1	—	—	19
Specialty	1	4	—	2	7
Liftboats	17	—	2	—	19
Crew transfer	38	4	—	—	42
	121	44	7	7	179

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and six months ended June 30, the Company’s time charter statistics and direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$7,155		$27,326		$7,155		$27,326
Fast support	8,284		6,594		7,939		6,894
Supply	—		6,953		—		6,953
Liftboats	18,855		12,955		16,377		11,992
Overall	14,058		10,503		12,472		9,740
Utilization:
Anchor handling towing supply		20%		3%		11%		1%
Fast support		40%		23%		39%		23%
Supply		—%		40%		—%		11%
Liftboats		37%		31%		34%		27%
Overall		34%		23%		31%		20%
Available Days:
Anchor handling towing supply	455		546		905		1,446
Fast support	773		1,507		1,656		3,088
Supply	—		34		—		124
Specialty	91		91		181		181
Liftboats	1,350		1,532		2,625		2,921
Overall	2,669		3,710		5,367		7,760
Operating revenues:
Time charter	$12,628	89%	$9,052	84%	$20,633	88%	$15,034	82%
Bareboat charter	233	2%	—	—%	233	1%	—	—%
Other marine services	1,320	9%	1,676	16%	2,452	11%	3,331	18%
	14,181	100%	10,728	100%	23,318	100%	18,365	100%
Direct operating expenses:
Personnel	5,203	37%	4,636	43%	9,706	41%	8,628	47%
Repairs and maintenance	2,515	18%	1,529	14%	5,293	23%	2,223	12%
Drydocking	1,801	13%	910	9%	3,795	16%	1,435	8%
Insurance and loss reserves	841	6%	902	9%	1,433	6%	1,336	7%
Fuel, lubes and supplies	1,107	8%	900	8%	1,790	8%	1,393	8%
Other	113	1%	29	—%	203	1%	54	—%
	11,580	82%	8,906	83%	22,220	95%	15,069	82%
Direct Vessel Profit	$2,601	18%	$1,822	17%	$1,098	5%	$3,296	18%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $3.6 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the addition of six liftboats associated with the Falcon Global Holdings joint venture. Time charter revenues were $3.2 million higher for the liftboat fleet, $0.2 million higher for FSVs and $0.2 million higher for AHTS vessels. As of June 30, 2019, the Company had 12 of 27 owned and leased-in vessels (two AHTS vessels, four FSVs, five liftboats, and one specialty vessel) cold-stacked in this region compared with 25 of 38 vessels as of June 30, 2018. As of June 30, 2019, the Company had retired and removed from service five vessels (four AHTS vessels and one supply) in this region.

Direct Operating Expenses. Direct operating expenses were $2.7 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the addition of six liftboats associated with the Falcon Global Holdings Joint Venture and the reactivation of vessels from cold-stack. Repairs and maintenance costs were $1.0 million higher, and drydocking expenses were $0.9 million higher, primarily associated with increased costs for the liftboat fleet.

Current Six Months compared with Prior Six Months

Operating Revenues.  Time charter revenues were $5.6 million higher in the Current Six Months compared with the Prior Six Months primarily due to the addition of six liftboats associated with the Falcon Global Holdings joint venture. Time charter revenues were $5.1 million higher for the liftboat fleet, $0.2 million higher for FSVs and $0.2 million higher for AHTS vessels.

Direct Operating Expenses.   Direct operating expenses were $7.2 million higher in the Current Six Months compared with the Prior Six Months primarily due to the addition of six liftboats associated with the Falcon Global Holdings Joint Venture, and increased repairs and maintenance costs. Repairs and maintenance costs were $3.1 million higher and drydocking expenses were $2.4 million higher, primarily for the liftboat fleet.

Africa, primarily West Africa. For the three and six months ended June 30, the Company’s time charter statistics and direct vessel profit in Africa was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$8,437		$13,014		$8,875		$12,301
Fast support	9,923		9,841		10,057		9,877
Supply	8,500		7,464		7,875		7,425
Overall	9,365		9,509		9,414		9,482
Utilization:
Anchor handling towing supply		95%		88%		95%		94%
Fast support		75%		87%		80%		87%
Supply		90%		90%		84%		91%
Overall		81%		88%		84%		89%
Available Days:
Anchor handling towing supply	273		182		543		362
Fast support	910		728		1,678		1,448
Supply	182		421		456		781
Overall	1,365		1,331		2,677		2,591
Operating revenues:
Time charter	$10,400	93%	$11,122	97%	$21,173	99%	$21,916	93%
Other marine services	753	7%	350	3%	116	1%	1,637	7%
	11,153	100%	11,472	100%	21,289	100%	23,553	100%
Direct operating expenses:
Personnel	3,428	31%	4,314	38%	7,295	34%	8,387	36%
Repairs and maintenance	952	8%	1,663	14%	2,136	10%	3,019	13%
Drydocking	(48)	—%	910	8%	290	1%	912	4%
Insurance and loss reserves	239	2%	248	2%	452	2%	466	2%
Fuel, lubes and supplies	939	8%	900	8%	1,693	8%	1,569	6%
Other	773	7%	1,402	12%	2,879	14%	2,438	10%
	6,283	56%	9,437	82%	14,745	69%	16,791	71%
Direct Vessel Profit	$4,870	44%	$2,035	18%	$6,544	31%	$6,762	29%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $0.7 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to the repositioning of vessels between geographic regions. As of June 30, 2019, the Company had one specialty vessel retired and removed from service in this region.

Direct Operating Expenses. Direct operating expenses were $3.2 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to repositioning of vessels between geographic regions and the timing of dry dockings and certain repair expenditures.

Current Six Months compared with Prior Six Months

Operating Revenues.  Time charter revenues were $0.7 million lower in the Current Six Months compared with the Prior Six Months, primarily due to the repositioning of vessels between geographic regions. Other marine services were $1.5 million lower primarily due to the recognition in the Prior Six Months of previously deferred revenue, following receipt of cash, due to collection concerns with regard to one customer.

Direct Operating Expenses.   Direct operating expenses were $2.0 million lower in the Current Six Months compared with the Prior Six Months, primarily due to the repositioning of vessels between geographic regions and the timing of dry dockings and certain repair expenditures.

Middle East and Asia. For the three and six months ended June 30, the Company’s time charter statistics and direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$5,634		$8,135		$5,749		$7,750
Fast support	6,203		5,683		6,159		6,073
Supply	4,166		4,989		5,049		4,372
Liftboats	27,150		31,998		27,150		33,311
Crew transfer	2,025		2,025		2,025		2,025
Overall	8,182		8,226		8,280		8,155
Utilization:
Anchor handling towing supply		50%		20%		46%		37%
Fast support		89%		96%		84%		85%
Supply		52%		53%		51%		66%
Liftboats		100%		94%		100%		73%
Crew transfer		50%		40%		50%		39%
Overall		79%		82%		76%		74%
Available Days:
Anchor handling towing supply	182		138		362		318
Fast support	1,298		1,365		2,639		2,715
Supply	182		91		362		274
Liftboats	182		182		362		362
Crew transfer	182		229		362		468
Overall	2,026		2,005		4,087		4,137
Operating revenues:
Time charter	$13,175	97%	$13,591	106%	$25,674	98%	$24,965	104%
Other marine services	349	3%	(792)	(6)%	577	2%	(922)	(4)%
	13,524	100%	12,799	100%	26,251	100%	24,043	100%
Direct operating expenses:
Personnel	4,292	32%	4,069	32%	8,546	33%	8,091	34%
Repairs and maintenance	2,629	19%	3,576	28%	4,822	18%	6,004	25%
Drydocking	275	2%	72	1%	434	2%	61	—%
Insurance and loss reserves	381	3%	361	3%	708	3%	597	2%
Fuel, lubes and supplies	725	5%	922	7%	1,434	5%	1,956	8%
Other	793	6%	836	6%	1,893	7%	2,044	9%
	9,095	67%	9,836	77%	17,837	68%	18,753	78%
Direct Vessel Profit	$4,429	33%	$2,963	23%	$8,414	32%	$5,290	22%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $0.4 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower average day rates. Other marine services were $1.1 million higher due the termination of a revenue pooling arrangement. As of June 30, 2019, the Company had one of 22 owned and leased-in vessels cold-stacked in this region (one AHTS vessel) compared with one of 22 vessels as of June 30, 2018.

Direct Operating Expenses. Direct operating expenses were $0.8 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to the Prior Year Quarter including engine overhaul costs for two FSVs.

Current Six Months compared with Prior Six Months

Operating Revenues. Time charter revenues were $0.7 million higher in the Current Six Months compared with the Prior Six Months primarily due to higher utilization of the core fleet, and net fleet additions. Other marine services were $1.5 million higher due the termination of a revenue pooling arrangement.

Direct Operating Expenses. Direct operating expenses were $0.9 million lower in the Current Six Months compared with the Prior Six Months, primarily due to the Prior Six Months including engine overhaul costs for two FSVs.

Latin America (Brazil, Mexico, Central and South America). For the three and six months ended June 30, the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Fast support	6,800		6,800		6,800		68,000
Liftboats	11,110		24,113		16,304		21,047
Overall	8,074		19,127		10,974		18,069
Utilization:
Fast support		61%		31%		60		20%
Liftboats		71%		86%		81		91%
Overall		63%		57%		67		52%
Available Days:
Fast support	294		220		596		348
Liftboats	106		197		345		287
Overall	400		417		941		635
Operating revenues:
Time charter	$2,046	59%	$4,556	69%	$6,968	68%	$5,930	65%
Bareboat charter	1,156	33%	1,156	18%	2,299	23%	2,299	25%
Other marine services	273	8%	845	13%	908	9%	955	10%
	3,475	100%	6,557	100%	10,175	100%	9,184	100%
Direct operating expenses:
Personnel	976	28%	1,219	19%	2,532	25%	1,595	17%
Repairs and maintenance	481	14%	32	—%	816	8%	337	4%
Drydocking	(32)	(1)%	11	—%	47	—%	11	—%
Insurance and loss reserves	66	2%	169	3%	201	2%	236	2%
Fuel, lubes and supplies	314	9%	349	5%	742	7%	414	5%
Other	560	16%	488	8%	1,081	11%	548	6%
	2,365	68%	2,268	35%	5,419	53%	3,141	34%
Direct Vessel Profit	$1,110	32%	$4,289	65%	$4,756	47%	$6,043	66%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $2.5 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to reduced average day rates due to changes in fleet mix, offset by increased revenues due to the repositioning of vessels between geographic regions. As of June 30, 2019, the Company had one of seven owned and leased-in vessels cold-stacked in this region (one FSV) compared with one of eight vessels as of June 30, 2018.

Direct Operating Expenses. Direct operating expenses were $0.1 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to increased repair and maintenance expenses for the FSV fleet, offset by reduced personnel costs due to changes in fleet mix.

Current Six Months compared with Prior Six Months

Operating Revenues. Time charter revenues were $1.0 million higher in the Current Six Months compared with the Prior Six Months, primarily due to the repositioning of vessels between geographic regions.

Direct Operating Expenses. Direct operating expenses were $2.3 million higher in the Current Six Months compared with the Prior Six Months, primarily due to the repositioning of vessels between geographic regions and increased repair and maintenance costs.

Europe, primarily North Sea. For the three and six months ended June 30, the Company’s time charter statistics and direct vessel profit in Europe was as follows (in thousands, except statistics):

	For the Three Months ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Emergency Response and Rescue	8,562		9,157		8,531		9,107
Liftboats	35,003		—		35,003		—
Crew Transfer	2,443		2,342		2,402		2,331
Overall	4,686		4,823		4,743		4,984
Utilization:
Emergency Response and Rescue		87%		80%		84%		79%
Crew Transfer		54%		76%		46%		70%
Liftboats		90%		—%		76%		—%
Overall		86%		76%		77%		72%
Available Days:
Supply	122		91		169		91
Emergency Response and Rescue	1,547		1,746		3,167		3,595
Liftboats	91		—		107		—
Crew Transfer	3,317		3,228		6,557		6,319
Overall	5,077		5,065		10,000		10,005
Operating revenues:
Time charter	$20,524	93%	$18,505	97%	$36,452	92%	$36,123	97%
Other marine services	1,488	7%	640	3%	3,109	8%	1,154	3%
	22,012	100%	19,145	100%	39,561	100%	37,277	100%
Direct operating expenses:
Personnel	10,062	46%	10,495	55%	18,638	47%	19,708	53%
Repairs and maintenance	2,099	9%	2,270	12%	4,615	12%	4,560	12%
Drydocking	78	—%	1,209	6%	387	1%	2,950	8%
Insurance and loss reserves	365	2%	254	1%	572	1%	489	1%
Fuel, lubes and supplies	807	4%	1,051	6%	1,986	5%	2,335	6%
Other	791	4%	254	1%	1,383	3%	532	2%
	14,202	65%	15,533	81%	27,581	69%	30,574	82%
Direct Vessel Profit	$7,810	35%	$3,612	19%	$11,980	31%	$6,703	18%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. For ERRVs, time charter revenues were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to net dispositions

For CTVs, time charter revenues were $1.6 million higher in the Current Year Quarter compared to the Prior Year Quarter, primarily due to improved utilization of the core fleet and the repositioning of vessels between geographic regions.

For liftboats, time charter revenues were $1.7 million higher in the Current Year Quarter compared with the Prior Year Quarter due to the repositioning of vessels between geographic regions.

Direct Operating Expenses. Direct operating expenses were $1.3 million lower in the Current Year Quarter compared to the Prior Year Quarter, primarily due to the timing of drydockings

Current Six Months compared with Prior Six Months

Operating Revenues. For ERRVs, time charter revenues were $3.0 million lower in the Current Six Months compared with the Prior Six Months, primarily due to net dispositions.

For CTVs, time charter revenues were $1.6 million higher in the Current Year Quarter compared to the Prior Year Quarter, primarily due to improved utilization of the core fleet and the repositioning of vessels between geographic regions As of June 30, 2019, the Company had one of 37 CTVs cold stacked in this region.

For liftboats, time charter revenues were $1.7 million higher in the Current Year Quarter compared with the Prior Year Quarter due to the repositioning of vessels between geographic regions.

Direct Operating Expenses. Direct operating expenses were $3.0 million lower in the Current Six Months compared to the Prior Six Months, primarily due to the timing of drydockings, and net dispositions offset by increased costs associated with the repositioning of one liftboat between geographic regions.

Leased Expense. Leased-in equipment expenses for the Current Year Quarter and Current Six Months were $1.0 million and $1.9 million higher compared with the Prior Year Quarter and Prior Six Months, respectively, primarily due to the implementation of the new lease accounting standard, which removed the $2.0 million prior year per quarter benefit of amortization of deferred gains on sale-leaseback vessels. The benefit would have been partially reduced by the impairment and removal from service of two leased-in vessels during 2018.

Administrative and general. Administrative and general expenses were $3.5 million and $3.8 million lower for the Current Year Quarter and Current Six Months compared with the Prior Year Quarter and Prior Six Months, respectively, primarily due to lower shared service fees and lower legal and professional services.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Six Months was $0.9 million and $3.2 million lower compared with the Prior Year Quarter and Prior Six Months, respectively, primarily due to net fleet dispositions.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold three AHTS vessels and one specialty vessel previously retired and removed from service, two FSVs, and two supply vessels and other equipment for net proceeds of $9.7 million and a gain of $2.1 million, all of which was recognized currently. In addition, the Company recorded impairment charges of $5.9 million related to two AHTS vessels previously removed from service, two AHTS vessels and four FSVs which were all adjusted to indicative sales price. During the Prior Year Quarter, the Company sold one offshore support vessel and two supply vessels previously retired and removed from service, one ERRV, one FSV and other equipment for net proceeds of $2.2 million and a gain of $1.2 million, all of which was recognized currently.

During the Current Six Months, the Company sold three AHTS vessels and one specialty vessel previously retired and removed from service, one ERRV, two FSVs, one vessel under construction and two supply vessels and other equipment for net proceeds of $14.1 million ($9.8 million in cash and $4.3 million of previously received deposits) and a gain of $2.4 million, all of which was recognized currently. In addition, the Company recorded impairment charges of $5.9 million related to two AHTS vessels previously removed from service, two AHTS vessels and four FSVs which were all adjusted to indicative sales price. During the Prior Six Months, the Company recorded impairment charges of $3.0 million primarily related to the Company’s AHTS vessels. In addition, the Company sold one FSV and two supply vessels previously retired and removed from service, one FSV, one AHTS vessel, one ERRV and other equipment for net proceeds of $2.6 million and a gain of $1.4 million, all of which was recognized currently.

Other Income (Expense), Net

For the periods ended June 30, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other Income (Expense):
Interest income	$222	$352	$579	$568
Interest expense	(7,691)	(6,489)	(15,426)	(12,622)
SEACOR Holdings guarantee fees	(32)	(7)	(61)	(19)
Derivative losses, net	(1,398)	(2,668)	(2,323)	(14,184)
Foreign currency gains, net	(929)	(818)	(294)	(679)
	$(9,828)	$(9,630)	$(17,525)	$(26,936)

Interest expense. Interest expense in the Current Year Quarter and Current Six Months compared with the Prior Year Quarter and Prior Six Months was higher primarily due to additional interest incurred on the debt facilities of SEACOR Marine Foreign Holdings and SEACOR 88/888, along with higher interest as a result of the variable nature of interest rates on debt facilities.

Derivative losses, net. Net derivative losses during the Current Year Quarter and Current Six Months and Prior Year Quarter and Prior Six Months were primarily due to increases in the fair value of the Company’s conversion option liability embedded in the Company’s Convertible Senior Notes. The increase in the conversion option liability was primarily the result of increases in the Company’s share price and estimated credit spread.

Foreign currency gains, net. Foreign currency gains for the Current Six Months were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.

Income Tax Benefit

For the six months ended June 30, 2019, the Company's effective income tax rate of 12.5% was primarily due to taxes provided on income attributable to noncontrolling interest, foreign sourced income not subject to U.S. income taxes, and foreign taxes not creditable against U.S. income taxes. For the six months ended June 30, 2018, the Company’s effective income tax rate of 20.1% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and a reversal of an unrecognized benefit.

Equity in Earnings (Losses) of 50% or Less Owned Companies

Equity in losses of 50% or less owned companies for the Current Year Quarter and Current Six Months compared with the Prior Year Quarter and Prior Six Months were $6.3 million and $9.9 million lower, respectively, due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
MexMar	$(120)	$1,076	$(11)	$2,508
OSV Partners	(425)	(356)	(888)	(1,043)
SEACOR Grant DIS	—	—	—	(1,056)
Dynamic Offshore Drilling	(935)	(915)	(1,676)	(707)
SEACOSCO	(1,760)	(1,323)	(3,402)	(1,491)
Mexmar Offshore International	(3,796)	—	(4,901)	—
Timsah	(326)	200	(379)	444
Other	356	597	854	832
	$(7,006)	$(721)	$(10,403)	$(513)

MexMar.  During the Current Year Quarter and Current Six Months, decrease in equity earnings of $1.2 million and $2.5 million, respectively, was primarily due to reduced utilization and day rates.

Seacor Grant DIS. During the Prior Six Months equity losses of $1.1 million were primarily due to an impairment charge of $1.1 million, net of taxes, for an other-than-temporary decline in the fair value of the Company’s investment in Seacor Grant DIS.

SEACOSCO. During the Current Six Months equity losses of $3.4 million included a $0.7 million non-cash adjustment to prior year interest expense on the long-term debt of the joint venture.

Mexmar Offshore International. During the Current Year Quarter and Current Six Months, the equity losses resulting from high reactivation, mobilization and dry-dock expenses have exceeded the Company’s initial investment in the joint venture of $4.9 million.

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

As of June 30, 2019, the Company had unfunded capital commitments of $58.9 million that included one FSV, two CTVs and five PSVs. The Company’s capital commitments by year of expected payment are as follows (in thousands):

Remainder of 2019	$23,604
2020	35,332
$58,936

The Company has indefinitely deferred an additional $20.6 million of orders with respect to two FSVs for which the Company had previously reported unfunded capital commitments.

As of June 30, 2019, the Company had outstanding debt of $399.7 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of June 30, 2019, are as follows:

Actual
Remainder 2019	$8,713
2020	25,489
2021	51,178
2022	25,150
Years subsequent to 2022	324,140
$434,670

As of June 30, 2019, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $81.1 million. As of June 30, 2019, construction reserve funds of $20.1 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $2.5 million available under subsidiary credit facilities.

Summary of Cash Flows

For the six months ended June 30, the following is a summary of the Company's cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash flows provided by or (used in):
Operating Activities	$448	$(33,686)
Investing Activities	(26,084)	(30,274)
Financing Activities	(11,380)	39,887
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,176	(288)
Decrease in Cash and Cash Equivalents	$(35,840)	$(24,361)

Operating Activities

Cash flows used in operating activities increased by $34.1 million in the Current Six Months compared with the Prior Six Months. The components of cash flows used in operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2019	2018
DVP:
United States, primarily Gulf of Mexico	$1,098	$3,296
Africa, primarily West Africa	6,544	6,762
Middle East and Asia	8,414	5,290
Brazil, Mexico, Central and South America	4,756	6,043
Europe, primarily North Sea	11,980	6,703
Operating, leased-in equipment (excluding amortization of deferred gains)	(9,782)	(10,608)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(22,454)	(25,509)
SEACOR Holdings management and guarantee fees	(61)	(19)
Dividends received from 50% or less owned companies	400	1,324
	895	(6,718)
Changes in operating assets and liabilities before interest and income taxes	8,462	(19,513)
Director share awards	894	893
Restricted stock vested	(282)	(51)
Cash settlements on derivative transactions, net	200	(150)
Interest paid, excluding capitalized interest (1)	(12,355)	(8,703)
Interest received	579	568
Income taxes refunded, net	2,055	(12)
Total cash flows provided by (used in) operating activities	$448	$(33,686)

(1)	During the Current Six Months and the Prior Six Months, capitalized interest paid and included in purchases of property and equipment was $0.7 million and $1.0 million, respectively.

For a detailed discussion of the Company's financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company's working capital requirements.

Investing Activities

During the Current Six Months, net cash used in investing activities was $26.1 million, primarily for the following:

•	capital expenditures were $41.2 million;
•

the Company sold three AHTS vessels and one specialty vessel previously retired and removed from service, one ERRV, two FSVs, two supply vessels and one vessel under construction for net proceeds of $14.1 million ($9.8 million cash plus $4.3 million previously received deposit);

•	construction reserve funds account transactions included withdrawals of $7.9 million; and
•	the Company made investments in, and advances to, its 50% or less owned companies of $2.7 million, comprised primarily of its capital contribution in the SEACOSCO joint venture.

During the Prior Six Months, net cash used in investing activities was $30.3 million, primarily as a result of the following:

•	capital expenditures were $15.5 million;
•

the Company sold one FSV and two supply vessels previously retired and removed from service, one FSV, one supply vessel, one ERRV and other equipment for net proceeds of $2.6 million ($2.5 million in cash and $0.1 million of previously received deposits) and received a $1.0 million deposit for the future sale of one specialty vessel;

•	construction reserve funds account transactions included withdrawals of $7.2 million; and
•	the Company made investments in and advances to, its 50% or less owned companies of $25.6 million for the new SEACOSCO joint venture.

Financing Activities

During the Current Six Months, net cash used in financing activities was $11.4 million. The Company:

•	made scheduled payments on long-term debt and offer obligations of $8.1 million;
•	purchased subsidiary shares from a joint venture in which it had a noncontrolling interest for $3.4 million; and
•	issued Common Stock for proceeds of $0.1 million.

During the Prior Six Months, net cash provided by financing activities was $39.9 million. The Company:

•	borrowed $10.0 million under the Revolving Loan Facility of FGUSA;
•	paid $15.0 million in debtor-in-possession obligations assumed from MOI.;
•

converted €6.0 million of denominated debt into pound sterling debt, paying $7.5 million in euro debt and borrowing $8.5 million in pound sterling debt, resulting in a net increase in USD borrowings of $1.0 million;

•	made scheduled payments on long-term debt and capital lease obligations of $12.7 million;
•	issued Common Stock for proceeds of $43.0 million in a private placement; and
•	issued Warrants to purchase Common Stock for proceeds of $12.8 million in a private placement.

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

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  There has been no material change in the Company’s off-balance sheet arrangements during the six months ended June 30, 2019.

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

Contractual Obligations and Commercial Commitments

For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in the Company’s contractual obligations and commercial commitments other than the adoption of ASC 842 during the six months ended June 30, 2019, see “Note 1. Basis of Presentation and Accounting Policies” and “Note 10. Stockholder Equity” in the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contingencies

As of June 30, 2019, SEACOR Holdings has guaranteed $32.1 million on behalf of the Company for various obligations including: performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a), (b) On May 28, 2019, CME exercised 380,000 Warrants and paid an aggregate cash exercise price of $0.01 per share to purchase a total of 380,000 shares of Common Stock (the “CME Warrant Exercise”). Following the CME Warrant Exercise, CME holds Warrants to purchase 255,307 shares of Common Stock at an exercise price of $0.01 per share. The Common Stock issued in the CME Warrant Exercise was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On June 14, 2019, Carlyle exercised 64,440 Warrants to purchase a total of 64,391 shares of Common Stock after giving effect to the withholding of 49 shares of Common Stock as payment for the exercise price of the Warrants (the “Carlyle Warrant Exercise”). Following the Carlyle Warrant Exercise, Carlyle holds Warrants to purchase 1,571,659 shares of Common Stock at an exercise price of $0.01 per share. The Common Stock issued in the Carlyle Warrant Exercise was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Quarter:

	Total Number of Shares Withheld (1)	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
April 1, 2019 to June 30, 2019	85	$13.89	—	—

(1)

(i) For the month ended May 31, 2019, the Company acquired for treasury 36 shares of Common Stock for an aggregate purchase price of $502 from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards, and such shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan and (ii) for the month ended June 30, 2019, the Company acquired 49 shares of Common Stock for an aggregate purchase price of $678.16 from Carlyle to satisfy the exercise price of the Warrants exercised in the Carlyle Warrant Exercise.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

SEACOR Marine Foreign Holdings Credit Agreement Amendment

On August 6, 2019, SEACOR Marine, SEACOR Marine Foreign Holdings Inc., a wholly owned subsidiary of SEACOR Marine (“SMFH”), and certain vessel-owning subsidiaries of SEACOR Marine, entered into an amendment (the “Amendment”) to that certain $130.0 million loan facility, dated as of September 26, 2018, with a syndicate of lenders administered by DNB Bank ASA, New York Branch (the “Credit Facility” ) and the related guaranty by SEACOR Marine with respect to the obligations of SMFH under the Credit Facility (the “Guaranty”).

The Amendment provides for, among other things, (i) the release of one vessel from a mortgage securing the Credit Facility and the substitution of mortgages over two other vessels owned by vessel-owning subsidiaries of SEACOR Marine, and (ii) the modification of certain financial maintenance and restrictive covenants contained in the Credit Facility or the Guaranty, including with respect to asset maintenance, vessel collateral releases, EBTIDA coverage ratios and the payment of dividends and distributions.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.3 hereto and the terms of which are incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1	Third Amended and Restated Certificate of Incorporation of SEACOR Marine Holdings Inc., dated June 11, 2019.

10.2	Separation and Consulting Agreement, dated July 12, 2019, by and between Robert Clemons and SEACOR Marine Holdings Inc.

10.3

Amendment No. 1 to Credit Agreement and Parent Guaranty, dated as of August 6, 2019, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., DNB Bank ASA, New York Branch, DNB Markets Inc., Clifford Capital Pte. Ltd, NIBC Bank N.V. and entities identified on schedules to the Amendment No. 1.

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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	August 7, 2019	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

DATE:	August 7, 2019	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
DATE:	August 7, 2019	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)