Form 10-Q
period 2019-09-30
SEACOR Marine Holdings Inc.
filed 2019-11-12
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019              or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-37966

SEACOR Marine Holdings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2564547
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12121 Wickchester Suite 500
Houston, TX	77079
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (346) 980-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SMHI	New York Stock Exchange (“NYSE”)

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of October 31, 2019 was 21,855,014. The Registrant has no other class of common stock outstanding.

i

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$38,155	$91,597
Restricted cash	4,016	1,657
Receivables:
Trade, net of allowance for doubtful accounts of $455 and $860 in 2019 and 2018, respectively	58,954	55,048
Other	6,835	11,292
Inventories	1,408	1,977
Prepaid expenses and other	3,146	2,239
Assets held for sale	13,127	15,222
Total current assets	125,641	179,032
Property and Equipment:
Historical cost	1,070,374	1,116,583
Accumulated depreciation	(400,628)	(461,399)
	669,746	655,184
Construction in progress	70,275	88,918
Net property and equipment	740,021	744,102
Right-of-Use Asset - Operating Leases	18,774	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	118,222	121,773
Construction Reserve Funds	18,161	28,061
Other Assets	3,422	3,690
Assets Held for Sale	16,265	26,280
	$1,040,506	$1,102,938
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$15,182	$—
Current portion of long-term debt	23,446	16,812
Accounts payable and accrued expenses	26,507	18,089
Due to SEACOR Holdings	77	452
Accrued wages and benefits	3,289	4,122
Accrued income taxes	3,231	1,918
Deferred revenue	3,303	1,327
Accrued capital, repair and maintenance expenditures	15,992	18,757
Other current liabilities	16,557	19,614
Liabilities associated with assets held for sale	3,813	2,526
Total current liabilities	111,397	83,617
Long-Term Operating Lease Liabilities	12,878	—
Long-Term Debt	375,772	387,854
Conversion Option Liability on Convertible Senior Notes	4,543	5,276
Deferred Income Taxes	36,921	44,685
Deferred Gains and Other Liabilities	4,848	26,571
Total liabilities	546,359	548,003
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 21,868,718 and 20,443,215 shares issued in 2019 and 2018, respectively	219	204
Additional paid-in capital	427,823	415,372
Retained earnings	64,929	126,834
Shares held in treasury of 42,504 and 4,007, respectively, at cost	(614)	(91)
Accumulated other comprehensive loss, net of tax	(21,105)	(16,788)
	471,252	525,531
Noncontrolling interests in subsidiaries	22,895	29,404
Total equity	494,147	554,935
	$1,040,506	$1,102,938

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues	$54,700	$58,169	$152,422	$144,670
Costs and Expenses:
Operating	27,211	38,400	97,747	99,839
Administrative and general	12,509	11,767	36,148	39,182
Lease expense	4,171	3,292	12,636	9,881
Depreciation and amortization	16,091	16,397	48,600	52,940
	59,982	69,856	195,131	201,842
Gain (loss) on Asset Dispositions and Impairments, Net	861	(1,765)	(2,719)	(3,493)
Operating Loss	(4,421)	(13,452)	(45,428)	(60,665)
Other Income (Expense):
Interest income	$317	305	886	869
Interest expense	(7,362)	(7,660)	(22,659)	(20,077)
SEACOR Holdings guarantee fees	(26)	(5)	(87)	(24)
Loss on Debt Extinguishment	—	(638)	—	(638)
Derivative (gains) losses, net	3,057	4,387	734	(9,797)
Foreign currency gains, net	(370)	(296)	(624)	(967)
Other, net	—	678	—	678
	(4,384)	(3,229)	(21,750)	(29,956)
Loss from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(8,805)	(16,681)	(67,178)	(90,621)
Income Tax Expense (Benefit)	1,277	1,248	(5,606)	(13,304)
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(10,082)	(17,929)	(61,572)	(77,317)
Equity in Losses of 50% or Less Owned Companies	(1,325)	(1,022)	(11,879)	(1,734)
Loss from Continuing Operations	(11,407)	(18,951)	(73,451)	(79,051)
(Loss) Income on Discontinued Operations, Net of Tax	(6,834)	3,185	(3,327)	4,968
Net Loss	(18,241)	(15,766)	(76,778)	(74,083)
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	204	191	(4,395)	(4,269)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(18,445)	$(15,957)	$(72,383)	$(69,814)

Basic and Diluted Income (Loss) Per Common Share and Warrants of SEACOR Marine Holdings Inc.
Continuing operations (Basic)	$(0.49)	$(0.85)	$(2.95)	$(3.66)
Discontinued operations (Basic)	$(0.29)	$0.14	$(0.14)	$0.24
	$(0.78)	$(0.71)	$(3.09)	$(3.42)

Continuing operations (Diluted)	$(0.49)	$(0.85)	$(2.95)	$(3.66)
Discontinued operations (Diluted)	$(0.29)	$0.14	$(0.14)	$0.24
	$(0.78)	$(0.71)	$(3.09)	$(3.42)

Weighted Average Common Shares and Warrants Outstanding:
Basic and diluted shares	23,740,718	22,512,886	23,406,759	20,391,297

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Loss	$(18,241)	$(15,766)	$(76,778)	$(74,083)
Other Comprehensive Loss:
Foreign currency translation losses	(1,626)	(533)	(1,902)	(1,406)
Derivative (losses) gains on cash flow hedges	(329)	(32)	(2,263)	36
Reclassification of derivative gains (losses) on cash flow hedges to interest expense	158	(305)	357	(305)
Reclassification of derivative (losses) gains on cash flow hedges to equity in earnings of 50% or less owned companies	(152)	46	(682)	217
	(1,949)	(824)	(4,490)	(1,458)
Income tax benefit (expense)	—	(11)	173	(46)
	(1,949)	(835)	(4,317)	(1,504)
Comprehensive Loss	(20,190)	(16,601)	$(81,095)	(75,587)
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	204	172	(4,395)	(4,321)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(20,394)	$(16,773)	$(76,700)	$(71,266)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the nine months ended September 30, 2019
December 31, 2018	20,439,208	$204	$415,372	4,007	(91)	$126,834	$(16,788)	$29,404	$554,935
Impact of adoption of new accounting standard for leases	—	—	—	—	—	10,416	—	—	10,416
December 31, 2018	20,439,208	204	415,372	4,007	(91)	137,250	(16,788)	29,404	565,351
Issuance of Common Stock	653,872	7	6,589	—	—	—	—	—	6,596
Restricted stock grants	211,500	2	—	—	—	—	—	—	2
Amortization of employee share awards	—	—	3,891	—	—	—	—	—	3,891
Exercise of options	86,494	1	1,080	—	—	—	—	—	1,081
Exercise of Warrants	444,391	4	—	49	(1)	—	—	—	3
Restricted stock vesting	(38,448)	—	(2)	38,448	(522)	—	—	—	(524)
Director share awards	30,197	1	893	—	—	—	—	—	894
Cancellation of employee share awards	(1,000)	—	—	—	—	—	—	—	—
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(2,114)	(2,114)
Dissolution of an entity	—	—	—	—	—	62	—	—	62
Net loss	—	—	—	—	—	(72,383)	—	(4,395)	(76,778)
Other comprehensive loss	—	—	—	—	—	—	(4,317)	—	(4,317)
September 30, 2019	21,826,214	$219	$427,823	42,504	$(614)	$64,929	$(21,105)	$22,895	$494,147

For the three months ended September 30, 2019
June 30, 2019	21,765,331	$218	$424,549	25,643	$(374)	$83,312	$(19,156)	$22,691	$511,240
Amortization of employee share awards	—	—	2,302	—	—	—	—	—	2,302
Exercise of options	77,744	1	972	—	—	—	—	—	973
Restricted stock vesting	(16,861)	—	—	16,861	(240)	—	—	—	(240)
Dissolution of an entity	—	—	—	—	—	62	—	—	62
Net loss	—	—	—	—	—	(18,445)	—	204	(18,241)
Other comprehensive loss	—	—	—	—	—	—	(1,949)	—	(1,949)
September 30, 2019	21,826,214	$219	$427,823	42,504	$(614)	$64,929	$(21,105)	$22,895	$494,147

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the nine months ended September 30, 2018
December 31, 2017	17,675,356	$177	$303,996	—	—	$216,511	$(12,493)	$14,975	$523,166
Impact of adoption of new accounting standard for income tax effects	—	—	—	—	—	(12,069)	—	—	(12,069)
December 31, 2017	17,675,356	177	303,996	—	—	204,442	(12,493)	14,975	511,097
Issuance of Common Stock	2,271,799	22	42,973	—	—	—	—	—	42,995
Restricted stock grants	120,600	1	—	—	—	—	—	—	1
Issuance of Warrants	—	—	62,809	—	—	—	—	—	62,809
Amortization of employee share awards	—	—	2,602	—	—	—	—	—	2,602
Exercise of options	65,000	1	812	—	—	—	—	—	813
Exercise of Warrants	289,550	3	—	108	(3)	—	—	—	—
Restricted stock vesting	(3,772)	—	—	3,664	(83)	—	—	—	(83)
Director share awards	19,285	—	893	—	—	—	—	—	893
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(12,037)	(12,037)
Issuance of noncontrolling interests	—	—	375	—	—	—	—	31,010	31,385
Net loss	—	—	—	—	—	(69,814)	—	(4,269)	(74,083)
Other comprehensive loss	—	—	—	—	—	—	(1,452)	(52)	(1,504)
September 30, 2018	20,437,818	$204	$414,460	3,772	$(86)	$134,628	$(13,945)	$29,627	$564,888

For the three months ended September 30, 2018
June 30, 2018	20,439,240	204	413,754	1,422	(54)	150,585	(13,129)	29,455	580,815
Amortization of employee share awards	—	—	706	—	—	—	—	—	706
Exercise of Warrants	108	—	—	108	—	—	—	—	—
Restricted stock vesting	(1,530)	—	—	2,242	(32)	—	—	—	(32)
Net (loss) income	—	—	—	—	—	(15,957)	—	191	(15,766)
Other comprehensive loss	—	—	—	—	—	—	(816)	(19)	(835)
September 30, 2018	20,437,818	$204	$414,460	3,772	$(86)	$134,628	$(13,945)	$29,627	$564,888

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Continuing Operating Activities:
Net Loss	$(73,451)	$(79,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,600	52,940
Deferred financing costs amortization	883	1,784
Restricted stock amortization	3,891	2,602
Restricted stock vesting	(522)	(83)
Director share awards	894	893
Debt discount amortization	4,201	4,025
Amortization of deferred gains against charter expense	—	(6,028)
Bad debt (recovery) expense	(404)	86
Loss from equipment sales, retirements or impairments	2,719	3,493
Gain from other sales	—	(428)
Derivative losses	(734)	9,797
Cash settlement on derivative transactions, net	(346)	(48)
Currency losses	624	966
Deferred income taxes	(9,840)	(20,980)
Equity losses	11,879	1,734
Dividends received from equity investees	1,273	1,324
Changes in Operating Assets and Liabilities:
Accounts receivables	(2,198)	(29,235)
Other assets	345	708
Accounts payable and accrued liabilities	7,971	(1,397)
Net cash used in operating activities	(4,215)	(56,898)
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(49,566)	(37,463)
Proceeds from disposition of property and equipment	19,765	2,729
Net change in construction reserve fund	9,900	9,765
Investments in and advances to 50% or less owned companies	(11,355)	(30,253)
Sale of subsidiary joint venture	—	8,017
Capital distributions from equity investees	413	6,463
Payments received on third party notes receivable, net	—	99
Principal payments on notes due from equity investees	22	—
Net cash used in investing activities	(30,821)	(40,643)
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(20,075)	(38,053)
Proceeds from issuance of long-term debt, net of issue costs	—	62,353
Purchase of subsidiary shares from noncontrolling interests	(3,392)	—
Proceeds from exercise of stock options and Warrants	1,084	813
Issuance of stock	—	42,996
Issuance of Warrants	—	12,809
Net cash (used in) provided by financing activities	(22,383)	80,918
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,596	(5,005)
Net Decrease in Cash, Restricted Cash and Cash Equivalents	(55,823)	(21,628)
Cash Flows from Discontinued Operations:
Operating Activities	5,091	6,777
Investing Activities	(1,107)	2,355
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(624)	4,464
Net Decrease in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	3,360	13,596
Net Decrease in Cash, Restricted Cash and Cash Equivalents	(52,463)	(8,032)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	96,852	112,551
Cash, Restricted Cash and Cash Equivalents, End of Period	$44,389	$104,519

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The amendments in ASU 2018-02 permit a reclassification from Accumulated Other Comprehensive Income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts & Jobs Act (“TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. For the period ending September 30, 2019, an election has not been made to reclassify the income tax effects of the TCJA from AOCI to retained earnings.

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

Critical Accounting Policies.

Assets Held for Sale. On November 1, 2019, SEACOR Capital (UK) Limited (“SEACAP”), a wholly owned subsidiary of SEACOR Marine, entered into a sale and purchase agreement (“SPA”) to sell the Company’s North Sea emergency response and rescue vessel (“ERRV”) business to North Star Holdco Limited (“North Star”) through the sale of 100% of the equity of its subsidiary, Boston Putford Offshore Safety Limited (“BPOS” and together with its subsidiaries, the “BPOS Group”), upon the terms and subject to the conditions set forth in the SPA (“the Sale”). As consideration for the Sale, at the closing of the transaction, North Star will pay SEACAP an aggregate purchase price equal to approximately £19.5 million (equivalent to approximately US$25.1 million based on the USD to GDP closing exchange rate on October 31, 2019) subject to adjustment for continued intercompany services provided and interest calculated from July 31, 2019. Additional consideration of up to £4.0 million (equivalent to approximately US$5.2 million based on the same exchange rate) may be payable to SEACAP based on revenue targets being achieved in 2020 and 2021. For all periods presented herein, the Company has reported the historical position, results of operations and cash flows of BPOS as Assets Held for Sale (see Note 16).

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

Lease Revenues. The Company’s lease revenues are primarily from time charters and bareboat charters that are recognized ratably over the lease term as services are provided, typically on a per day basis. The charterer will take the vessel on hire for a specific period of time, use the vessel to move cargo, people or equipment and will pay the Company the agreed upon rate per day. Under a time charter the Company provides a vessel to a customer for a set term and the Company is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer for a set term and the customer assumes responsibility for all operating expenses, including fuel, and the risk of operation (see Note 15).

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

Revenue that does not meet the aforementioned criteria is deferred until the criteria is met and are considered contract liabilities. Contract liabilities which are included in other current liabilities in the accompanying condensed consolidated balance sheets, for the nine months ended September 30 were as follows (in thousands):

	2019	2018
Balance at beginning of period	$1,327	$10,104
Revenues deferred during the period	5,022	2,756
Revenues recognized during the period	(3,046)	(3,191)
Balance at end of period	$3,303	$9,669

As of September 30, 2019, contract liabilities include $1.9 million related to the time charter of an offshore support vessel to a customer for which collection was not reasonably assured. The Company will recognize revenues when collected or when collection is reasonably assured. All costs and expenses related to this charter were recognized as incurred.

As of September 30, 2019, the Company has deferred $1.2 million received as reimbursement for upgrades of a vessel and deferred reservation fees. The amount will be recognized as revenues over time, commencing with the start of the new time charter agreement for the vessel.

The remaining balance of $0.2 million as of September 30, 2019 is comprised of contract liabilities to two customers for which collection is not reasonably assured.

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

As of September 30, 2019, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the nine months ended September 30, 2019, capitalized interest totaled $1.2 million.

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected undiscounted cash flows or appraisals, as appropriate. During the nine months ended September 30, 2019, the Company recognized $11.7 million of impairment charges primarily related to two anchor-handling towing supply (“AHTS”) vessels previously removed from service and adjusted to scrap value, two AHTS vessels and four fast support vessels (“FSV”) each of which has been adjusted to indicative sales price, and two leased-in vessels (one AHTS and one platform supply vessel (“PSV”)), adjusted for indicative future cash flows. During the nine months ended September 30, 2018, the Company recognized $3.0 million of impairment charges primarily related to four AHTS vessels removed from service and adjusted to scrap value.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies. During the nine months ended September 30, 2018, the Company recognized impairment charges of $1.2 million related to one of its 50% or less owned companies which the Company believed was unable to meet all of its’ liabilities.

Income Taxes. During the nine months ended September 30, 2019, the Company's effective income tax rate of 8.3% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and the annual return-to-accrual adjustment for the prior year.

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

Deferred gain activity related to these transactions for the nine months ended September 30 was as follows (in thousands):

	2019	2018
Balance at beginning of period	$11,819	$25,006
Amortization of deferred gains included in operating expenses as a reduction to rental expense	—	(6,053)
Impact of adoption of new accounting standard	(11,026)	—
Other adjustments	(390)	(416)
Balance at end of period	$403	$18,537

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Other Comprehensive Loss
December 31, 2018	$(15,472)	$(1,316)	$(16,788)	$(1,445)	$(11)	—
Other comprehensive loss	(1,902)	(2,415)	(4,317)	—	—	$(4,317)
Nine Months Ended September 30, 2019	$(17,374)	$(3,731)	$(21,105)	$(1,445)	$(11)	$(4,317)

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

Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares and warrants to purchase common shares at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic loss per common share because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted loss per common share of the Company is computed based on the weighted average number of common shares and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes. For the nine months ended September 30, 2019 and 2018, diluted earnings per common share of the Company excluded 2,183,708 common shares, respectively, issuable pursuant to the Company’s Convertible Senior Notes (see Note 5) as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the nine months ended September 30, 2019 and 2018, diluted loss per common share of the Company excluded 282,050 and 196,338 shares of restricted stock, respectively, and 397,119 and 732,191 shares of stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

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

2.TRANSFORMATION, FACILITY RESTRUCTURING AND SEVERANCE CHARGES

Due to the highly competitive nature of the Company’s business and the continuing losses incurred over the last few years, the Company continues to reduce its overall cost structure and workforce to better align the Company with current activity levels. The ongoing transformation plan, which began in the third quarter of 2019 and is expected to extend through the second quarter of 2020 (the “Transformation Plan”), includes a workforce reduction, organization restructuring, facility consolidations and other cost reduction measures and efficiency initiatives across the Company’s geographic regions. The Transformation Plan was initiated to reduce the Company’s overall cost structure and workforce to better align with current activity levels of oil and gas exploration and production.

In connection with the Transformation Plan, the Company recognized restructuring and transformation charges of $3.3 million for the three and nine months ended September 30, 2019, which include severance charges of $3.1 million and other restructuring charges of $0.2 million. Other restructuring charges included contract termination costs, relocation and other associated costs.

The components of restructuring charges by segment for the three and nine months ended September 30, 2019 were as follows (in thousands):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
Transformation Plan
Severance Charges	$2,937	$—	$—	$—	$119	$3,056
Other Charges	247	—	—	1	—	248
Total Charges	$3,184	$—	$—	$1	$119	$3,304

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized in the following table (in thousands), and largely relate to liabilities accrued as part of the 2019 Transformation Plan that will be paid pursuant to the respective arrangements and statutory requirements.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
Transformation Plan
Severance Liability	$526	$—	$—	$—	$38	$564
Other Liability	—	—	—	—	—	—
Total Liability	$526	$—	$—	$—	$38	$564

The following table is a summary of the cumulative restructuring and reorganization cost incurred to date in operating charges and the estimated remaining restructuring and reorganization costs to be incurred as of September 30, 2019 (in thousands).

Transformation Plan
Cumulative restructuring costs incurred to date in operating charges	$3,304
Estimated additional restructuring costs to be incurred	2,428
Total restructuring and reorganization costs incurred and to be incurred	$5,732

3.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2019, capital acquisitions were $49.6 million. Equipment deliveries during the nine months ended September 30, 2019 include two FSVs, one crew transfer vessel (“CTV”), and two PSVs.

During the nine months ended September 30, 2019, the Company sold five AHTS vessels and one specialty vessel previously retired and removed from service, three FSVs, two supply vessels, three liftboats, one CTV and other equipment for $19.9 million cash and one vessel under construction for $4.3 million (all of which was a previously received deposit) and gains of $8.9 million.

4.	INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

SEACOSCO. The Company, through SEACOR Offshore Asia LLC, an indirectly wholly owned subsidiary of SEACOR Marine (“SEACOR Offshore Asia”), owns an unconsolidated 50% interest in SEACOSCO Offshore LLC (“SEACOSCO”). China Shipping Fan Tai Limited (“CSFT”) and China Shipping Industry (Hong Kong) Co., Limited (“CSIHK”) own the other 50% interest in SEACOSCO. During the nine months ended September 30, 2019, SEACOSCO took delivery of four PSVs and title to one PSV, and the Company contributed $2.0 million in capital to SEACOSCO for the payment of construction costs. In the year ended December 31, 2018, SEACOSCO took delivery of two PSVs and title to another five of the PSVs, and the Company contributed $29.6 million in capital to SEACOSCO.

Effective May 31, 2019, SEACOR Offshore Asia, CSFT, CSIHK and COSCO Shipping Heavy Industry (Guangdong) Co., Ltd. (the “Shipyard”), the shipbuilder and lender under deferred payment agreements (“DPAs”) that are secured by the PSVs acquired by SEACOSCO, entered into a Memorandum of Understanding (“MOU”) pursuant to which (i) the Shipyard agreed to not take any action with respect to any existing defaults under the DPAs until August 31, 2019, (ii) SEACOR Offshore Asia was authorized to provide, in its sole discretion, shareholder loans to SEACOSCO and/or its subsidiaries, in an aggregate amount of $13.0 million, in respect of working capital or other payment obligations at an interest rate of 15% per annum and, subject to the priority of the indebtedness under the DPAs, the shareholder loans will have senior priority to any and all other debts of SEACOSCO and/or its subsidiaries, (“SEACOR Shareholder Loans”), (iii) the parties set out the non-binding principal terms and conditions for SEACOR Offshore Asia’s potential acquisition of the 50% interest in SEACOSCO owned by CSFT and CSIHK and (iv) in connection with such acquisition, SEACOR Offshore Asia or its nominee may acquire from the Shipyard two additional PSVs that had been under options held by SEACOSCO. As of September 30, 2019, the balance on the SEACOR Shareholder Loans is $8.7 million, which is the aggregate amount of Shareholder Loans provided, and SEACOR Marine recognized interest income of $0.1 million. As of September 30, 2019, SEACOSCO is in compliance with all debt covenants and is current in all payments. Management remains in discussions with the Shipyard, CSFT and CSIHK with respect to the other transactions contemplated by the MOU.

MEXMAR Offshore International.  On December 19, 2018, the Company acquired a 49% interest in MEXMAR Offshore International LLC (“MEXMAR Offshore International”) for consideration of $4.9 million. The joint venture owns 14 vessels servicing the energy industry in Brazil. For the nine months ended September 30, 2019, the joint venture has incurred losses in excess of the initial investment, and the equity investment on the Company’s books has been reduced to zero. The Company has not provided any guarantees or capital commitments with respect to this investment.

FRS Windcat Offshore Logistics GmbH. During the nine months ended September 30, 2019, the Company concluded the sale of one vessel under construction for $4.3 million to a wholly owned subsidiary of FRS Windcat Offshore Logistics GmbH, an unconsolidated joint venture.

Guarantees.  One of the Company's 50% or less owned companies have bank debt secured by, among other things, a first preferred mortgage on the 50% or less owned companies’ vessels. The banks also have the authority to require the Company and its partners to fund uncalled capital commitments, as defined in the partnership agreements governing the companies. In such event, the Company would be required to contribute its allocable share of uncalled capital, which was $0.4 million in the aggregate as of September 30, 2019. This liability is included with the other long-term liabilities.

5.	LONG-TERM DEBT

The Company’s long-term debt obligations as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Syndicated Credit Facility	117,000	126,750
Falcon Global USA Term Loan Facility	102,349	109,099
Sea-Cat Crewzer III Term Loan Facility	24,128	25,989
Windcat Workboats Facilities	23,751	24,850
Falcon Global USA Revolver	15,000	15,000
SEACOR 88/888 Term Loan	11,000	11,000
SEACOR Alps	10,626	—
BNDES Equipment Construction Finance Notes	3,820	5,284
	$432,674	$442,972
Portion due within one year	(23,446)	(16,812)
Debt discount	(27,805)	(32,005)
Issue costs	(5,651)	(6,301)
	$375,772	$387,854

As of September 30, 2019, the Company is in compliance with all debt covenants and lender requirements.

On August 6, 2019, SEACOR Marine, SEACOR Marine Foreign Holdings Inc., an indirectly wholly owned subsidiary of SEACOR Marine (“SMFH”), and certain vessel-owning subsidiaries of SEACOR Marine, entered into an amendment (the “Amendment”) to the $130.0 million loan facility, dated as of September 26, 2018, with a syndicate of lenders administered by DNB Bank ASA, New York Branch (the “Credit Facility” ) and the related guaranty by SEACOR Marine with respect to the obligations of SMFH under the Credit Facility (the “Guaranty”).

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

On September 30, 2019, the Company took possession of the SEACOR Alps, a Rolls Royce UT771CDL designed diesel electric powered PSV of 3,800 tons deadweight capacity with dynamic position class 2 and firefighting class 1 notations. As part of this transaction, the shipbuilder financed 70% of the total purchase price. This loan bears interest at 5% and is due and payable in 2023.

Letters of Credit. As of September 30, 2019, the Company had outstanding letters of credit of $3.8 million securing one long-term debt obligation, $0.3 million securing one lease obligation and $0.2 million for labor and performance guarantees.

6.	LEASES

As of September 30, 2019, the Company leases in four AHTS vessels, two liftboats, one FSV, one supply vessel and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of September 30, 2019, the remaining lease terms of the vessels have remaining durations from two to 26 months. The lease terms of the other equipment range in duration from four to 327 months.

As of September 30, 2019, future minimum payments for operating leases for the remainder of 2019 and the years ended December 31 were as follows (in thousands):

Remainder of 2019	$4,897
2020	14,066
2021	7,120
2022	663
2023	622
Years subsequent to 2023	4,851
32,219
Interest component	(4,159)
28,060
Current portion of long-term operating lease liabilities	15,182
Long-term operating lease liabilities	$12,878

For the nine months ended September 30, 2019, the components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$3,446	$10,669
Short-term lease expense (lease duration of twelve months or less at lease commencement)	725	1,967
	$4,171	$12,636

For the nine months ended September 30, 2019, other information related to operating leases were as follows (in thousands except weighted average data):

2019
Operating cash flows from operating leases	$14,671
Right-of-use assets obtained for operating lease liabilities	$33,979
Weighted average remaining lease term, in years	4.9
Weighted average discount rate	4.2%

7.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the nine months ended September 30, 2019:

Statutory rate	21.0%
Foreign taxes not creditable against U.S. income tax	(5.4)
Foreign earnings not subject to U.S. income tax	(3.6)
Return to provision	(3.6)
Noncontrolling interests	(1.9)
State taxes	1.6
Other	0.2
8.3%

8.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	September 30, 2019			December 31, 2018
	Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$3,576	(1)	$—	$1,659	(1)
	—	3,576		—	1,659
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	—	4,543		—	5,276
	$—	$8,119		$—	$6,935

(1)	Included in other current liabilities in the accompanying condensed consolidated balance sheets.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized immaterial losses on derivative instruments designated as cash flow hedges during the nine months ended September 30, 2019. As of September 30, 2019, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•

Windcat Workboats Holdings Ltd., an indirectly wholly owned subsidiary of SEACOR Marine (“Windcat Workboats”) has two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03%) per annum on the aggregate notional value of €15.0 million (approximately $16.4 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value;

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $9.0 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $50.0 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88 LLC and SEACOR 888 LLC, both indirectly wholly owned subsidiaries of SEACOR Marine (collectively, “SEACOR 88/888”) have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.2% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), in which the Company has a 49% noncontrolling interest, has five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $87.5 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized (losses) gains on derivative instruments not designated as hedging instruments for the nine months ended September 30 as follows (in thousands):

	2019	2018
Conversion option liability on Convertible Senior Notes	$734	$(11,096)
Interest rate swap agreements	—	1,299
	$734	$(9,797)

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes issued to investment funds managed and controlled by The Carlyle Group (“Carlyle”). See Note 9, Fair Value Measurements.

The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements that did not qualify as cash flow hedges for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of September 30, 2019, these interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•

SEACOR OSV Partners I LP (“OSV Partners”) has two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% per annum on the aggregate amortized notional value of $24.1 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

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

The Company’s financial assets and liabilities as of September 30, 2019 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
September 30, 2019
ASSETS
Construction reserve funds	$18,161	$—	$—
LIABILITIES
Derivative instruments	—	3,576	—
Conversion Option Liability on Convertible Senior Notes	—	—	4,543
December 31, 2018
ASSETS
Construction reserve funds	$28,221	$—	$—
LIABILITIES
Derivative instruments	—	1,659	—
Conversion Option Liability on Convertible Senior Notes	—	—	5,276

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

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2019 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2019
ASSETS
Cash, cash equivalents and restricted cash	$42,171	$42,171	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	399,219	—	382,367	—
December 31, 2018
ASSETS
Cash, cash equivalents and restricted cash	$93,254	$93,254	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	404,666	—	388,949	—

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

The Company’s other assets and liabilities that were measured at fair value during the nine months ended September 30, 2019 were as follows (in thousands);

	Level 1	Level 2	Level 3
ASSETS
Property and equipment:
AHTS	$—	$1,210	$—
FSVs	—	2,490	—

Property and equipment. During the nine months ended September 30, 2019, the Company recognized impairment charges of $11.7 million primarily associated with certain vessels (see Note 1).  The Level 2 fair values were determined based on the sales prices of similar property and equipment as scrap value.

10.	WARRANTS

On April 26, 2018, the Company closed a private placement of its Common Stock and Warrants to purchase its Common Stock (which were issued to certain investors in place of Common Stock to facilitate compliance with Jones Act restrictions) for aggregate gross proceeds of $56,855,000 (the “PIPE Private Placement”) with certain qualified institutional buyers and other accredited investors. The PIPE Private Placement included the issuance of 2,168,586 shares of Common Stock and Warrants to purchase 674,164 shares of the Common Stock at an exercise price of $0.01 per share (the “PIPE Warrants”). The PIPE Warrants were issued to Proyectos Globales de Energía y Servicios CME, S.A. de C.V. a variable capital corporation (sociedad anónima de capital variable) incorporated and existing under the laws of the United Mexican States (“CME”) on April 26, 2018, have a 25-year term and an exercise price of $0.01 per share. On May 2, 2018, the Company and Carlyle entered into an amendment and exchange agreement pursuant to which Carlyle exchanged $50.0 million in principal amount of the Convertible Senior Notes for warrants to purchase 1,886,292 shares of Common Stock at an exercise price of $0.01 per share (the “Exchange Warrants” and, together with the PIPE Warrants, the “Warrants”). The Exchange Warrants have a 25-year term, which commenced May 2, 2018. On May 31, 2018, June 8, 2018, May 28, 2019 and June 14, 2019, 250,693, 38,857, 380,000 and 64,440 of the PIPE Warrants were exercised, respectively for $0.01 per share, which left 1,826,966 Warrants outstanding as of September 30, 2019. In conjunction with the exercise of Warrants on June 14, 2019, 49 shares of Common Stock were withheld as payment for the exercise price of the Warrants.

11.	STOCKHOLDERS' EQUITY

The impact of adopting ASC 842 resulted in an increase of $10.4 million, net of tax, to the Company’s opening retained earnings for the current period.

On January 9, 2019, certain indirect wholly owned subsidiaries of SEACOR Marine acquired three FSVs in exchange for the private placement of 603,872 shares of its Common Stock to domestic U.S. holders affiliated with the McCall family of Louisiana. The value of the vessels and the Common Stock was $7.8 million based on the closing price of a share of Common Stock on the NYSE on the day of the exchange. The Common Stock was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company has operated the acquired vessels for the past ten years under a revenue sharing pooling agreement that included four of its owned FSVs of similar specification. In accordance with its terms, this pooling agreement was terminated.

On January 25, 2019, Seabulk Overseas Transport, Inc., a wholly owned subsidiary of SEACOR Marine (“Seabulk Overseas”), acquired a 6.25% minority interest in Windcat Workboats that it did not previously own upon the exercise of certain put options by one of the two minority owners pursuant to the terms of a subscription and shareholders agreement, as amended (the “Subscription and Shareholders Agreement”), in exchange for consideration of £1.5 million (approximately $2.0 million) in cash. The Company acquired the other 6.25% minority interest in Windcat Workboats that the Company did not already own on March 15, 2019 in exchange for consideration of 50,000 shares of Common Stock and €1.2 million (approximately $1.4 million) in cash. The Common Stock was issued in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. The two acquisitions resulted in Seabulk Overseas owning (and SEACOR Marine indirectly owning) 100% of Windcat Workboats.

12.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests		September 30, 2019	December 31, 2018
Falcon Global Holdings	28%		$22,580	$26,989
Windcat Workboats	0%	(1)	—	2,115
Other	1.8%		315	300
			$22,895	$29,404
(1)	As of September 30, 2019; at December 31, 2018, noncontrolling interest was 12.5%.

Falcon Global Holdings.  The Company consolidates Falcon Global Holdings LLC (“FGH”) as the Company holds 72% of the equity interest in FGH and is entitled to appoint a majority of the board of managers of FGH. During the nine months ended September 30, 2019 and 2018, the net loss of FGH was $30.1 million and $14.2 million, respectively, of which $8.4 million and $4.0 million, respectively, was attributable to noncontrolling interests.

Windcat Workboats. Prior to January 25, 2019, Seabulk Overseas, owned 87% of Windcat Workboats. On January 25, 2019, Seabulk Overseas acquired a 6.25% minority interest in Windcat Workboats that it did not previously own. Seabulk Overseas acquired the remaining 6.25% interest in Windcat Workboats that the Company did not already own on March 15, 2019. For the nine months ended September 30, 2018, the net loss of Windcat Workboats was $2.0 million and $0.2 million was attributed to noncontrolling interests.

13.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2019, the Company’s unfunded capital commitments were $71.9 million for two CTVs and three PSVs. Of the amount of unfunded capital commitments, $17.7 million is payable during the remainder of 2019 and $23.8 million is payable during 2020. The Company has indefinitely deferred an additional $30.4 million of orders with respect to three FSVs for which the Company had previously reported unfunded capital commitments.

As of September 30, 2019, the Company has guaranteed certain performance contracts of one of its subsidiaries by setting aside £0.9 million from its available borrowing under an unsecured line of credit. If the contract is not fulfilled, the line of credit will be drawn to fund the guarantee.

As of September 30, 2019, SEACOR Holdings Inc. (“SEACOR Holdings”), the Company’s former parent company, has guaranteed $27.0 million on behalf of the Company for various obligations including: performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the U.K. Merchant Navy Officers Pension Fund (“MNOPF”). Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

On February 8, 2018, Falcon Global USA LLC (“FGUSA”), a wholly owned subsidiary of FGH, entered into a $131.1 million credit agreement comprised of a $116.1 million term loan (the “FGUSA Term Loan”) and a $15.0 million revolving loan facility (the “FGUSA Revolving Loan Facility”) bearing interest at a variable rate (currently 6.3125%), maturing in 2024 and secured by 15 vessels owned by wholly owned subsidiaries of FGUSA (collectively, the “FGUSA Credit Facility”). The FGUSA Credit Facility, apart from a guarantee of certain interest payments and participation fees that expires on February 8, 2020, is non-recourse to SEACOR Marine and its subsidiaries other than FGUSA.  FGUSA is currently in discussions with the lenders under the FGUSA Credit Facility with respect to its compliance with certain financial covenants under the FGUSA Credit Facility in 2020 after the expiration of the guarantee by SEACOR Marine.

In 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda (“Seabulk Offshore do Brasil”), an indirectly wholly owned subsidiary of SEACOR Marine, with respect to certain PIS and COFINS welfare contribution requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”).  In February 2015, Company deposited with the relevant Brazilian court an amount equal to USD $1.2 million and appealed the Deficiency Notice on the basis that such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure.  The case was remitted to the second instance and is currently awaiting trial.   Recently, a local Brazilian law was enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law.  Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured. The potential range of levies arising from the Deficiency Notice is R$12.8 million - R$17.5 million (USD $3.2 million – USD $4.4 million based on the exchange rate as of September 30, 2019).

In the normal course of its business, the Company becomes involved in various other litigation matters including, among others, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

14.	STOCK BASED COMPENSATION

Transactions in connection with the Company's 2017 Equity Incentive Plan during the nine months ended September 30, 2019 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2018	192,346
Granted	321,100
Vested	116,796
Forfeited	1,000
Outstanding as of September 30, 2019	395,650

Stock Option Activity:
Outstanding as of December 31, 2018	805,566
Granted	189,878
Exercised	86,494
Forfeited	5,000
Outstanding as of September 30, 2019	903,950

For the nine months ended September 30, 2019, the Company acquired for treasury 38,448 shares of Common Stock for an aggregate purchase price of $0.5 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company's 2017 Equity Incentive Plan.

15.	SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain reclassifications of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of Assets Held for Sale (see Notes 1 and 16). The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended September 30, 2019
Operating Revenues:
Time charter	$10,914	$11,738	$14,798	$1,951	$10,346	$49,747
Bareboat charter	597	—	—	1,168	—	1,765
Other marine services	838	129	414	221	1,586	3,188
	12,349	11,867	15,212	3,340	11,932	54,700
Direct Costs and Expenses:
Operating:
Personnel	4,353	3,308	4,023	846	3,349	15,879
Repairs and maintenance	1,508	1,323	1,387	298	979	5,495
Drydocking	547	(53)	20	—	1	515
Insurance and loss reserves	371	230	333	31	233	1,198
Fuel, lubes and supplies	739	961	701	187	322	2,910
Other	88	499	567	(87)	147	1,214
	7,606	6,268	7,031	1,275	5,031	27,211
Direct Vessel Profit, from Continuing Operations	$4,743	$5,599	$8,181	$2,065	$6,901	27,489
Other Costs and Expenses:
Lease expense	$2,758	$761	$43	$—	$609	4,171
Administrative and general						12,509
Depreciation and amortization	5,634	2,681	3,914	1,573	2,289	16,091
						32,771
Gain on Asset Dispositions and Impairments						861
Operating Loss, for Continuing Operations						$(4,421)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Nine Months Ended September 30, 2019
Operating Revenues:
Time charter	$31,547	$32,911	$40,472	$8,919	$23,987	$137,836
Bareboat charter	830	—	—	3,467	—	4,297
Other marine services	3,290	245	991	1,129	4,634	10,289
	35,667	33,156	41,463	13,515	28,621	152,422
Direct Costs and Expenses:
Operating:
Personnel	14,059	10,603	12,569	3,378	9,807	50,416
Repairs and maintenance	6,801	3,459	6,209	1,114	3,103	20,686
Drydocking	4,342	237	454	47	2	5,082
Insurance and loss reserves	1,804	682	1,041	232	616	4,375
Fuel, lubes and supplies	2,529	2,654	2,135	929	671	8,918
Other	291	3,378	2,460	994	1,147	8,270
	29,826	21,013	24,868	6,694	15,346	97,747
Direct Vessel Profit, from Continuing Operations	$5,841	$12,143	$16,595	$6,821	$13,275	54,675
Other Costs and Expenses:
Lease expense	$8,611	$2,333	$131	$1	$1,560	12,636
Administrative and general						36,148
Depreciation and amortization	16,473	7,796	12,437	5,168	6,726	48,600
						97,384
Loss on Asset Dispositions and Impairments						(2,719)
Operating Loss, for Continuing Operations						$(45,428)
As of September 30, 2019
Property and Equipment:
Historical cost	$329,913	$221,080	$297,735	$108,224	$113,422	$1,070,374
Accumulated depreciation	(161,315)	(64,748)	(74,225)	(50,928)	(49,412)	(400,628)
	$168,598	$156,332	$223,510	$57,296	$64,010	$669,746
Total Assets (1)	$251,547	$167,714	$257,294	$125,138	$92,861	$894,554

(1)	Total assets by region does not include corporate assets of $145,952 as of September 30, 2019.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended September 30, 2018
Operating Revenues:
Time charter	$12,800	$11,201	$12,590	$7,479	$6,796	$50,866
Bareboat charter	—	—	—	1,168	—	1,168
Other	2,722	1,777	(83)	416	1,303	6,135
	15,522	12,978	12,507	9,063	8,099	58,169
Direct Costs and Expenses:
Operating:
Personnel	4,853	4,486	4,361	1,662	3,804	19,166
Repairs and maintenance	1,801	2,438	2,091	312	939	7,581
Drydocking	375	1,201	352	103	1,635	3,666
Insurance and loss reserves	612	323	385	163	140	1,623
Fuel, lubes and supplies	1,120	1,081	892	427	195	3,715
Other	154	1,103	952	350	90	2,649
	8,915	10,632	9,033	3,017	6,803	38,400
Direct Vessel Profit, from Continuing Operations	$6,607	$2,346	$3,474	$6,046	$1,296	$19,769
Other Costs and Expenses:
Lease expense	$2,078	$1,061	$57	$1	$95	$3,292
Administrative and general						11,767
Depreciation and amortization	5,227	2,381	4,207	2,521	2,061	16,397
						31,456
Loss on Asset Dispositions and Impairments						(1,765)
Operating Loss, for Continuing Operations						$(13,452)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Nine Months Ended September 30, 2018
Operating Revenues:
Time charter	$27,834	$33,117	$37,555	$13,409	$17,077	$128,992
Bareboat charter	—	—	—	3,467	—	3,467
Other marine services	6,053	3,414	(1,005)	1,371	2,378	12,211
	33,887	36,531	36,550	18,247	19,455	144,670
Direct Costs and Expenses:
Operating:
Personnel	13,481	12,873	12,452	3,257	8,426	50,489
Repairs and maintenance	4,024	5,457	8,095	649	2,481	20,706
Drydocking	1,810	2,113	413	114	2,220	6,670
Insurance and loss reserves	1,948	789	982	399	348	4,466
Fuel, lubes and supplies	2,513	2,650	2,848	841	696	9,548
Other	208	3,541	2,996	898	317	7,960
	23,984	27,423	27,786	6,158	14,488	99,839
Direct Vessel Profit, from Continuing Operations	$9,903	$9,108	$8,764	$12,089	$4,967	44,831
Other Costs and Expenses:
Lease expense	$6,187	$3,222	$175	$4	$293	9,881
Administrative and general						39,182
Depreciation and amortization	$17,677	$8,112	$14,608	$6,020	$6,523	52,940
						102,003
Loss on Asset Dispositions and Impairments						(3,493)
Operating Loss, for Continuing Operations						$(60,665)
As of September 30, 2018
Property and Equipment:
Historical cost	$479,303	$186,729	$310,110	$102,776	$69,924	$1,148,842
Accumulated depreciation	(242,364)	(53,498)	(81,121)	(47,374)	(42,062)	(466,419)
	$236,939	$133,231	$228,989	$55,402	$27,862	$682,423
Total Assets (1)	$377,798	$144,325	$261,531	$125,720	$19,893	$929,267

(1) Total assets by region does not include corporate assets of $226,210 as of September 30, 2018.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of September 30, 2019, and 2018, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $107.3 million and $118.5 million, respectively. Equity in (losses) earnings of 50% or less owned companies for the nine months ended September 30, 2019 and 2018 were ($11.9) million and ($1.7) million, respectively.

16.ASSETS HELD FOR SALE

The Company’s assets held for sale consist of BPOS and following the completion of the Sale, the Company will have no continuing involvement in this business (see Note 1). Summarized selected operating result of the Company’s assets held for sale were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Boston Putford Offshore Safety Ltd
Assets from Discontinued Operations:
Current assets	$13,130	$15,225
Net property and equipment	16,262	26,277
	29,392	41,502
Total current liabilities	$3,813	$2,526

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Boston Putford Offshore Safety Ltd
Operating Revenues:
Time charter	$11,223	$12,036	$34,034	$37,878
Other revenue	(11)	50	50	129
	11,212	12,086	34,084	38,007
Costs and Expenses:
Operating	9,847	10,198	27,113	33,087
Direct Vessel Profit	1,365	1,888	6,971	4,920

Depreciation	1,035	945	3,213	2,320
(Loss) Gain on Asset Dispositions and Impairments, Net	(7,084)	2,351	(6,993)	2,491
Operating (Loss) Income	(6,754)	3,294	(3,235)	5,091
Other Income (Expense)
Interest income	—	4	10	8
Interest expense	(55)	(101)	(184)	(306)
Foreign currency translation loss	(42)	(6)	(82)	(14)
	(97)	(103)	(256)	(312)
Operating (Loss) Income Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	$(6,851)	$3,191	$(3,491)	$4,779
Income Tax Expense	—	1	4	5
Operating (Loss) Income Before Equity Earnings of 50% or Less Owned Companies	$(6,851)	$3,190	$(3,495)	$4,774
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	17	(5)	168	194
Net (Loss) Income from Discontinued Operations	$(6,834)	$3,185	$(3,327)	$4,968

Upon completion of the anticipated sale of the ERRV business, the Company anticipates a loss on sale of approximately $7.1 million. As of November 1, 2019, the date the SPA was signed, based on changes in the exchange rate between GBP and USD, the loss on sale would have been $5.6 million, a reduction in this loss on sale of $1.5 million.

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

The Company provides global marine and support transportation services to offshore oil, natural gas exploration and windfarm development and production facilities worldwide. As of September 30, 2019, the Company and its joint ventures operated a diverse fleet of 174 support and specialty vessels, of which 124 were owned or leased-in, 46 were joint ventured and four were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

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

Offshore oil and natural gas market conditions deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. As of September 30, 2019, oil prices had increased from the February 2016 lows to a price of approximately $54 per barrel but continue to experience significant volatility. While the Company has experienced what it believes is a beginning of a recovery, it continued to experience difficult market conditions through the first half of 2019.

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

Recent Events

Sale of North Sea Fleet

On November 1, 2019, SEACOR Capital (UK) Limited (“SEACAP”), a wholly-owned subsidiary of SEACOR Marine, entered into a sale and purchase agreement (“SPA”) to sell the Company’s North Sea emergency response and rescue vessel (“ERRV”) business to North Star Holdco Limited (“North Star”) through the sale of 100% of the equity of Boston Putford Offshore Safety Limited (“BPOS” and together with its subsidiaries, the “BPOS Group”), upon the terms and subject to the conditions set forth in the SPA (the “Sale”). As consideration for the Sale, at the closing of the transaction, North Star will pay SEACAP an aggregate purchase price equal to approximately £19.5 million (equivalent to approximately US$25.1 million based on the USD to GBP closing exchange rate on October 31, 2019), subject to adjustment for continued intercompany services provided and interest calculated from July 31, 2019). Additional consideration of up to £4 million (equivalent to approximately US$5.2 million based on the same exchange rate) may be payable to SEACAP based on revenue targets being achieved in 2020 and 2021. For all periods described in this MD&A, the ERRV fleet and its operations are assets held for sale. The estimated loss on the sale of those assets held for sale as of September 30, 2019 was $7.1 million.

Cost Savings Initiatives

During the third quarter of 2019, the Company initiated certain cost reduction initiatives to better align its operating expenses with the current state of its business and the offshore marine industry, including a reduction of workforce, reorganization of the management structure, closure and/or consolidation of certain facilities and streamlining of operations.  The Company expects these initiatives, which will impact all of its reportable segments, to be completed by the second quarter of 2020 and is targeting annualized recurring savings of at least $8.0 million once completed. The Company incurred one-time restructuring charges totaling $3.3 million in the third quarter of 2019 related to these restructuring activities.  Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities.

Consolidated Results of Operations

The sections below provide an analysis of the Company's results of operations for the three months (“Current Year Quarter”) and nine months (“Current Nine Months”) ended September 30, 2019 compared with the three months (“Prior Year Quarter”) and nine months (“Prior Nine Months”) ended September 30, 2018. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Time Charter Statistics:
Average Rates Per Day Worked (excluding crew transfer)	$10,946		$10,690		$10,387		$9,971
Average Rates Per Day	$6,981		$7,060		$6,970		$6,840
Fleet Utilization (excluding crew transfer)	64%		56%		60%		51%
Fleet Utilization	74%		67%		67%		58%
Fleet Available Days (excluding crew transfer)	6,048		7,310		19,034		22,056
Fleet Available Days	9,578		10,808		29,484		32,341
Operating Revenues:
Time charter	$49,747	91%	$50,866	87%	$137,836	90%	$128,992	89%
Bareboat charter	1,765	3%	1,168	2%	4,297	3%	3,467	2%
Other marine services	3,188	6%	6,135	11%	10,289	7%	12,211	8%
	54,700	100%	58,169	100%	152,422	100%	144,670	100%
Costs and Expenses:
Operating:
Personnel	15,879	29%	19,166	33%	50,416	33%	50,489	35%
Repairs and maintenance	5,495	11%	7,581	13%	20,686	14%	20,706	14%
Drydocking	515	1%	3,666	6%	5,082	3%	6,670	5%
Insurance and loss reserves	1,198	2%	1,623	3%	4,375	3%	4,466	3%
Fuel, lubes and supplies	2,910	5%	3,715	6%	8,918	6%	9,548	6%
Other	1,214	2%	2,649	5%	8,270	5%	7,960	6%
	27,211	50%	38,400	66%	97,747	64%	99,839	69%
Administrative and general	12,509	23%	11,767	20%	36,148	24%	39,182	27%
Depreciation and amortization	16,091	29%	16,397	28%	48,600	32%	52,940	37%
Lease expense - operating	4,171	8%	3,292	6%	12,636	8%	9,881	7%
	59,982	110%	69,856	120%	195,131	128%	201,842	140%
Gains (Loss) on Asset Dispositions and Impairments, Net	861	2%	(1,765)	(3)%	(2,719)	(2)%	(3,493)	—%
Operating Loss	(4,421)	(8)%	(13,452)	(23)%	(45,428)	(30)%	(60,665)	(40)%
Other (Expense) Income, Net	(4,384)	(8)%	(3,229)	(6)%	(21,750)	(14)%	(29,956)	(21)%
Loss Before from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(8,805)	(16)%	(16,681)	(29)%	(67,178)	(44)%	(90,621)	(61)%
Income Tax Expense (Benefit)	1,277	2%	1,248	2%	(5,606)	(3)%	(13,304)	(9)%
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(10,082)	(18)%	(17,929)	(31)%	(61,572)	(41)%	(77,317)	(52)%
Equity in Losses of 50% or Less Owned Companies	(1,325)	(2)%	(1,022)	(2)%	(11,879)	(8)%	(1,734)	(1)%
Loss from Continuing Operations	(11,407)	(20)%	(18,951)	(33)%	(73,451)	(49)%	(79,051)	(53)%
(Loss) Gain from Assets Held for Sale, Net of Tax	(6,834)	(12)%	3,185	5%	(3,327)	(2)%	4,968	3%
Net Loss	(18,241)	(32)%	(15,766)	(28)%	(76,778)	(51)%	(74,083)	(50)%
Net Gain (Loss) attributable to Noncontrolling Interests in Subsidiaries	204	—%	191	—%	(4,395)	(3)%	(4,269)	(3)%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(18,445)	(32)%	$(15,957)	(28)%	$(72,383)	(48)%	$(69,814)	(47)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended September 30, 2019
Time Charter Statistics:
Average Rates Per Day	$17,851	$9,316	$8,795	$6,867	$3,146	$6,981
Fleet Utilization	26%	91%	83%	71%	96%	74%
Fleet Available Days	2,340	1,380	2,020	399	3,439	9,578
Operating Revenues:
Time charter	$10,914	$11,738	$14,798	$1,951	$10,346	$49,747
Bareboat charter	597	—	—	1,168	—	1,765
Other marine services	838	129	414	221	1,586	3,188
	12,349	11,867	15,212	3,340	11,932	54,700
Direct Costs and Expenses:
Operating:
Personnel	4,353	3,308	4,023	846	3,349	15,879
Repairs and maintenance	1,508	1,323	1,387	298	979	5,495
Drydocking	547	(53)	20	—	1	515
Insurance and loss reserves	371	230	333	31	233	1,198
Fuel, lubes and supplies	739	961	701	187	322	2,910
Other	88	499	567	(87)	147	1,214
	7,606	6,268	7,031	1,275	5,031	27,211
Direct Vessel Profit, from Continuing Operations	$4,743	$5,599	$8,181	$2,065	$6,901	27,489
Other Costs and Expenses:
Lease expense	$2,758	$761	$43	$—	$609	4,171
Administrative and general						12,509
Depreciation and amortization	5,634	2,681	3,914	1,573	2,289	16,091
						32,771
Gain on Asset Dispositions and Impairments						861
Operating Loss, for Continuing Operations						$(4,421)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Nine Months Ended September 30, 2019
Time Charter Statistics:
Average Rates Per Day	$13,924	$9,378	$8,462	$9,704	$2,890	$6,970
Fleet Utilization	29%	87%	78%	69%	81%	67%
Fleet Available Days	7,707	4,058	6,107	1,340	10,272	29,484
Operating Revenues:
Time charter	$31,547	$32,911	$40,472	$8,919	$23,987	$137,836
Bareboat charter	830	—	—	3,467	—	4,297
Other marine services	3,290	245	991	1,129	4,634	10,289
	35,667	33,156	41,463	13,515	28,621	152,422
Direct Costs and Expenses:
Operating:
Personnel	14,059	10,603	12,569	3,378	9,807	50,416
Repairs and maintenance	6,801	3,459	6,209	1,114	3,103	20,686
Drydocking	4,342	237	454	47	2	5,082
Insurance and loss reserves	1,804	682	1,041	232	616	4,375
Fuel, lubes and supplies	2,529	2,654	2,135	929	671	8,918
Other	291	3,378	2,460	994	1,147	8,270
	29,826	21,013	24,868	6,694	15,346	97,747
Direct Vessel Profit, from Continuing Operations	$5,841	$12,143	$16,595	$6,821	$13,275	54,675
Other Costs and Expenses:
Lease expense	$8,611	$2,333	$131	$1	$1,560	12,636
Administrative and general						36,148
Depreciation and amortization	16,473	7,796	12,437	5,168	6,726	48,600
						97,384
Loss on Asset Dispositions and Impairments						(2,719)
Operating Loss, for Continuing Operations						$(45,428)
As of September 30, 2019
Property and Equipment:
Historical cost	$329,913	$221,080	$297,735	$108,224	$113,422	$1,070,374
Accumulated depreciation	(161,315)	(64,748)	(74,225)	(50,928)	(49,412)	(400,628)
	$168,598	$156,332	$223,510	$57,296	$64,010	$669,746
Total Assets (1)	$251,547	$167,714	$257,294	$125,138	$92,861	$894,554

(1)	Total assets by region does not include corporate assets, which are $145,952 as of September 30, 2019.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended September 30, 2018
Time Charter Statistics:
Average Rates Per Day	$12,476	$9,315	$8,156	$17,604	$2,260	$7,060
Fleet Utilization	30%	82%	76%	80%	90%	67%
Fleet Available Days	3,433	1,475	2,024	531	3,345	10,808
Operating Revenues:
Time charter	$12,800	$11,201	$12,590	$7,479	$6,796	$50,866
Bareboat charter	—	—	—	1,168	—	1,168
Other	2,722	1,777	(83)	416	1,303	6,135
	15,522	12,978	12,507	9,063	8,099	58,169
Direct Costs and Expenses:
Operating:
Personnel	4,853	4,486	4,361	1,662	3,804	19,166
Repairs and maintenance	1,801	2,438	2,091	312	939	7,581
Drydocking	375	1,201	352	103	1,635	3,666
Insurance and loss reserves	612	323	385	163	140	1,623
Fuel, lubes and supplies	1,120	1,081	892	427	195	3,715
Other	154	1,103	952	350	90	2,649
	8,915	10,632	9,033	3,017	6,803	38,400
Direct Vessel Profit, from Continuing Operations	$6,607	$2,346	$3,474	$6,046	$1,296	19,769
Other Costs and Expenses:
Lease expense	$2,078	$1,061	$57	$1	$95	3,292
Administrative and general						11,767
Depreciation and amortization	5,227	2,381	4,207	2,521	2,061	16,397
						31,456
Loss on Asset Dispositions and Impairments						(1,765)
Operating Loss, for Continuing Operations						$(13,452)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Nine Months Ended September 30, 2018
Time Charter Statistics:
Average Rates Per Day	$10,832	$9,425	$8,156	$17,807	$2,302	$6,840
Fleet Utilization	23%	86%	75%	65%	76%	58%
Fleet Available Days	11,193	4,066	6,161	1,166	9,755	32,341
Operating Revenues:
Time charter	$27,834	$33,117	$37,555	$13,409	$17,077	$128,992
Bareboat charter	—	—	—	3,467	—	3,467
Other	6,053	3,414	(1,005)	1,371	2,378	12,211
	33,887	36,531	36,550	18,247	19,455	144,670
Direct Costs and Expenses:
Operating:
Personnel	13,481	12,873	12,452	3,257	8,426	50,489
Repairs and maintenance	4,024	5,457	8,095	649	2,481	20,706
Drydocking	1,810	2,113	413	114	2,220	6,670
Insurance and loss reserves	1,948	789	982	399	348	4,466
Fuel, lubes and supplies	2,513	2,650	2,848	841	696	9,548
Other	208	3,541	2,996	898	317	7,960
	23,984	27,423	27,786	6,158	14,488	99,839
Direct Vessel Profit, from Continuing Operations	$9,903	$9,108	$8,764	$12,089	$4,967	44,831
Other Costs and Expenses:
Lease expense	$6,187	$3,222	$175	$4	$293	9,881
Administrative and general						39,182
Depreciation and amortization	17,677	8,112	14,608	6,020	6,523	52,940
						102,003
Loss on Asset Dispositions and Impairments						(3,493)
Operating Loss, for Continuing Operations						$(60,665)
As of September 30, 2018
Property and Equipment:
Historical cost	$479,303	$186,729	$310,110	$102,776	$69,924	$1,148,842
Accumulated depreciation	(242,364)	(53,498)	(81,121)	(47,374)	(42,062)	(466,419)
	$236,939	$133,231	$228,989	$55,402	$27,862	$682,423
Total Assets (1)	$377,798	$144,325	$261,531	$125,720	$19,893	$929,267

(1)	Total assets by region does not include corporate assets, which are $226,210 as of September 30, 2018.

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Three Months Ended September 30, 2019
Time Charter Statistics:
Average Rates Per Day	$7,790	$8,133	$6,755	$—	$26,172	$2,220	$—	$6,981
Fleet Utilization	53%	78%	96%	—%	39%	92%	—%	74%
Fleet Available Days	736	3,156	398	92	1,665	3,531	—	9,578
Operating Revenues:
Time charter	$3,059	$20,079	$2,589	$—	$16,830	$7,190	$—	$49,747
Bareboat charter	—	597	1,168	—	—	—	—	1,765
Other marine services	365	(200)	863	—	795	577	788	3,188
	3,424	20,476	4,620	—	17,625	7,767	788	54,700
Direct Costs and Expenses:
Operating:
Personnel	1,418	5,486	1,266	13	4,824	2,432	440	15,879
Repairs and maintenance	524	2,204	276	1	1,656	775	59	5,495
Drydocking	8	(27)	1	—	532	—	1	515
Insurance and loss reserves	179	347	66	18	484	113	(9)	1,198
Fuel, lubes and supplies	252	1,395	205	2	899	152	5	2,910
Other	404	959	57	75	221	96	(598)	1,214
	2,785	10,364	1,871	109	8,616	3,568	(102)	27,211
Direct Vessel Profit (Loss), from Continuing Operations	$639	$10,112	$2,749	$(109)	$9,009	$4,199	$890	$27,489
Other Costs and Expenses:
Lease expense	$1,357	$351	$517	$—	$1,498	$—	$448	$4,171
Administrative and general								12,509
Depreciation and amortization	568	5,646	1,167	128	6,247	1,819	516	16,091
								32,771
Gain on Asset Dispositions and Impairments								861
Operating Loss, for Continuing Operations								$(4,421)

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew transfer	Other activity	Total
For the Nine Months Ended September 30, 2019
Time Charter Statistics:
Average Rates Per Day	$7,922	$7,798	$6,877	$—	$21,349	$2,323	$—	$6,970
Fleet Utilization	46%	72%	69%	—%	44%	80%	—%	67%
Fleet Available Days	2,546	9,726	1,385	273	5,104	10,450	—	29,484
Operating Revenues:
Time charter	$9,294	$54,871	$6,558	$—	$47,639	$19,474	$—	$137,836
Bareboat charter	—	830	3,467	—	—	—	—	4,297
Other marine services	576	(630)	2,443	—	4,356	1,398	2,146	10,289
	9,870	55,071	12,468	—	51,995	20,872	2,146	152,422
Direct Costs and Expenses:
Operating:
Personnel	4,809	16,793	4,561	101	15,281	7,406	1,465	50,416
Repairs and maintenance	1,786	7,223	1,980	8	6,673	2,804	212	20,686
Drydocking	179	459	245	—	4,198	—	1	5,082
Insurance and loss reserves	567	1,058	249	46	2,289	310	(144)	4,375
Fuel, lubes and supplies	576	4,099	702	9	2,980	508	44	8,918
Other	1,407	5,136	2,043	247	916	322	(1,801)	8,270
	9,324	34,768	9,780	411	32,337	11,350	(223)	97,747
Direct Vessel Profit (Loss), from Continuing Operations	$546	$20,303	$2,688	$(411)	$19,658	$9,522	$2,369	$54,675
Other Costs and Expenses:
Lease expense	$4,423	$1,055	$1,268	$—	$4,493	$—	$1,397	$12,636
Administrative and general								36,148
Depreciation and amortization	1,718	17,519	3,426	383	18,355	5,770	1,429	48,600
								97,384
Loss on Asset Dispositions and Impairments								(2,719)
Operating Loss, for Continuing Operations								$(45,428)
As of September 30, 2019
Property and Equipment:
Historical cost	$112,590	$423,783	$93,338	$14,806	$326,981	$73,639	$25,237	$1,070,374
Accumulated depreciation	(88,685)	(106,635)	(40,024)	(10,337)	(87,030)	(49,244)	(18,673)	(400,628)
	$23,905	$317,148	$53,314	$4,469	$239,951	$24,395	$6,564	$669,746

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Three Months Ended September 30, 2018
Time Charter Statistics:
Average Rates Per Day	$9,269	$7,148	$7,410	$—	$18,993	$2,253	$—	$7,060
Fleet Utilization	28%	59%	82%	—%	60%	89%	—%	67%
Fleet Available Days	1,012	3,709	565	92	1,932	3,498	—	10,808
Operating Revenues:
Time charter	$2,592	$15,678	$3,442	$—	$22,171	$6,983	$—	$50,866
Bareboat charter	—	—	1,168	—	—	—	—	1,168
Other marine services	1,244	(834)	1,066	—	2,922	657	1,080	6,135
	3,836	14,844	5,676	—	25,093	7,640	1,080	58,169
Direct Costs and Expenses:
Operating:
Personnel	1,667	5,826	1,976	64	5,621	2,471	1,541	19,166
Repairs and maintenance	1,625	2,641	549	31	1,827	806	102	7,581
Drydocking	1,168	432	1,624	—	433	9	—	3,666
Insurance and loss reserves	282	407	145	41	630	130	(12)	1,623
Fuel, lubes and supplies	582	1,016	391	65	1,482	163	16	3,715
Other	530	1,718	254	67	620	104	(644)	2,649
	5,854	12,040	4,939	268	10,613	3,683	1,003	38,400
Direct Vessel Profit (Loss), from Continuing Operations	$(2,018)	$2,804	$737	$(268)	$14,480	$3,957	$77	19,769
Other Costs and Expenses:
Lease expense	$1,851	$342	$34	$—	$641	$(22)	$446	3,292
Administrative and general								11,767
Depreciation and amortization	689	5,780	1,173	282	6,188	2,093	192	16,397
								31,456
Loss on Asset Dispositions and Impairments								(1,765)
Operating Loss, for Continuing Operations								$(13,452)

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Nine Months Ended September 30, 2018
Time Charter Statistics:
Average Rates Per Day	$10,755	$7,263	$7,009	$—	$18,475	$2,292	$—	$6,840
Fleet Utilization	24%	58%	75%	—%	45%	75%	—%	58%
Fleet Available Days	3,138	11,309	1,835	273	5,502	10,284	—	32,341
Operating Revenues:
Time charter	$8,091	$47,593	$9,593	$—	$46,085	$17,630	$—	$128,992
Bareboat charter	—	—	3,467	—	—	—	—	3,467
Other	2,591	(1,995)	1,087	—	5,247	1,649	3,632	12,211
	10,682	45,598	14,147	—	51,332	19,279	3,632	144,670
Direct Costs and Expenses:
Operating:
Personnel	4,657	15,840	5,931	307	13,753	6,988	3,013	50,489
Repairs and maintenance	3,300	8,591	1,253	81	4,514	2,618	349	20,706
Drydocking	2,593	538	2,209	(6)	1,326	10	—	6,670
Insurance and loss reserves	638	1,045	381	76	2,170	326	(170)	4,466
Fuel, lubes and supplies	1,321	2,826	1,402	119	3,303	526	51	9,548
Other	1,671	4,644	2,021	264	1,373	373	(2,386)	7,960
	14,180	33,484	13,197	841	26,439	10,841	857	99,839
Direct Vessel Profit (Loss), from Continuing Operations	$(3,498)	$12,114	$950	$(841)	$24,893	$8,438	$2,775	44,831
Other Costs and Expenses:
Lease expense	$5,564	$1,026	$34	$—	$1,923	$—	$1,334	9,881
Administrative and general								39,182
Depreciation and amortization	2,711	18,950	5,310	847	17,546	6,901	675	52,940
								102,003
Loss on Asset Dispositions and Impairments								(3,493)
Operating Loss, for Continuing Operations								$(60,665)
As of September 30, 2018
Property and Equipment:
Historical cost	$199,672	$413,584	$64,284	$30,529	$337,057	$74,685	$29,031	$1,148,842
Accumulated depreciation	(169,530)	(98,076)	(36,236)	(20,151)	(72,081)	(45,356)	(24,989)	(466,419)
	$30,142	$315,508	$28,048	$10,378	$264,976	$29,329	$4,042	$682,423

Fleet Counts. The Company's fleet count as of September 30, 2019 and December 31, 2018 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total (1)
September 30, 2019
AHTS	5	—	4	—	9
FSV	34	4	1	—	39
Supply	7	34	—	2	43
Specialty	1	3	—	2	6
Liftboats	14	—	2	—	16
Crew transfer	38	5	—	—	43
Discontinued Operations	18	—	—	—	18
	117	46	7	4	174
December 31, 2018
AHTS	8	—	4	—	12
FSV	32	5	1	3	41
Supply	7	30	—	2	39
Specialty	1	4	—	2	7
Liftboats	17	—	2	—	19
Crew transfer	38	4	—	—	42
Discontinued Operations	18	1	—	—	19
	121	44	7	7	179

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and nine months ended September 30, the Company’s time charter statistics and direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$7,156		$39,982		$7,155		$31,648
Fast support	9,781		6,614		8,387		6,813
Supply	—		—		—		6,953
Liftboats	23,469		14,522		18,434		13,195
Overall	17,851		12,476		13,924		10,832
Utilization:
Anchor handling towing supply		12%		1%		12%		1%
Fast support		36%		22%		39%		23%
Supply		—%		—%		—%		11%
Liftboats		26%		49%		32%		35%
Overall		26%		30%		29%		23%
Available Days:
Anchor handling towing supply	276		552		1,181		1,998
Fast support	584		1,296		2,240		4,384
Supply	—		—		—		124
Specialty	92		92		273		273
Liftboats	1,389		1,493		4,013		4,414
Overall	2,341		3,433		7,707		11,193
Operating revenues:
Time charter	$10,914	88%	$12,800	82%	$31,547	89%	$27,834	82%
Bareboat charter	597	5%	—	—%	830	2%	—	—%
Other marine services	838	7%	2,722	18%	3,290	9%	6,053	18%
	12,349	100%	15,522	100%	35,667	100%	33,887	100%
Direct operating expenses:
Personnel	4,353	35%	4,853	31%	14,059	39%	13,481	40%
Repairs and maintenance	1,508	12%	1,801	12%	6,801	19%	4,024	12%
Drydocking	547	4%	375	2%	4,342	12%	1,810	5%
Insurance and loss reserves	371	3%	612	4%	1,804	5%	1,948	6%
Fuel, lubes and supplies	739	6%	1,120	7%	2,529	7%	2,513	7%
Other	88	1%	154	—%	291	1%	208	1%
	7,606	61%	8,915	56%	29,826	83%	23,984	71%
Direct Vessel Profit	$4,743	39%	$6,607	44%	$5,841	17%	$9,903	29%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter and bareboat charter revenues were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the repositioning of vessels between geographic regions and reduced utilization of the core fleet. Other revenues decreased by $1.9 million primarily due to reduced catering revenues for the liftboat fleet. As of September 30, 2019, the Company had 10 of 24 owned and leased-in vessels (two AHTS vessels, three FSVs, four liftboats, and one specialty vessel) cold-stacked in this region compared with 22 of 38 vessels as of September 30, 2018. As of September 30, 2019, the Company had retired and removed from service three vessels (two AHTS vessels and one supply) in this region.

Direct Operating Expenses. Direct operating expenses were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the repositioning of vessels between geographic regions.

Current Nine Months compared with Prior Nine Months

Operating Revenues.  Time charter revenues were $4.5 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to net fleet additions, including the addition of six liftboats associated with the FGH joint venture. Other revenues decreased by $2.8 million primarily due to reduced catering revenues for the liftboat fleet and the termination of a revenue pooling arrangement and other management agreements.

Direct Operating Expenses. Direct operating expenses were $5.8 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to the addition of six liftboats associated with the FGH joint venture, and increased repairs and maintenance costs. Repairs and maintenance costs were $2.8 million higher and drydocking expenses were $2.5 million higher, primarily for the liftboat fleet.

Africa, primarily West Africa. For the three and nine months ended September 30, the Company’s time charter statistics and direct vessel profit in Africa was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$8,408		$10,315		$8,712		$11,614
Fast support	9,701		9,927		9,925		9,894
Supply	9,000		7,762		8,239		7,542
Overall	9,316		9,315		9,378		9,425
Utilization:
Anchor handling towing supply		100%		65%		96%		81%
Fast support		87%		86%		83%		87%
Supply		100%		84%		89%		88%
Overall		91%		82%		87%		86%
Available Days:
Anchor handling towing supply	276		276		819		638
Fast support	920		757		2,598		2,205
Supply	184		442		640		1,223
Overall	1,380		1,475		4,057		4,066
Operating revenues:
Time charter	$11,738	99%	$11,201	86%	$32,911	99%	$33,117	91%
Other marine services	129	1%	1,777	14%	245	1%	3,414	9%
	11,867	100%	12,978	100%	33,156	100%	36,531	100%
Direct operating expenses:
Personnel	3,308	28%	4,486	35%	10,603	32%	12,873	35%
Repairs and maintenance	1,323	11%	2,438	19%	3,459	10%	5,457	15%
Drydocking	(53)	—%	1,201	9%	237	1%	2,113	6%
Insurance and loss reserves	230	2%	323	2%	682	2%	789	2%
Fuel, lubes and supplies	961	8%	1,081	8%	2,654	8%	2,650	7%
Other	499	4%	1,103	9%	3,378	10%	3,541	10%
	6,268	53%	10,632	82%	21,013	63%	27,423	75%
Direct Vessel Profit	$5,599	47%	$2,346	18%	$12,143	37%	$9,108	25%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter and bareboat charter revenues were $0.5 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to improved utilization. As of September 30, 2019, the Company had one specialty vessel retired and removed from service in this region. Other marine services were $1.6 million lower primarily due to the recognition in the Prior Quarter of previously deferred revenue, following receipt of cash, due to collection concerns with regard to one customer.

Direct Operating Expenses. Direct operating expenses were $4.4 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to repositioning of vessels between geographic regions and the timing of dry dockings and certain repair expenditures.

Current Nine Months compared with Prior Nine Months

Operating Revenues.  Time charter revenues were $0.2 million lower in the Current Nine Months compared with the Prior Nine Months. Other marine services were $3.2 million lower primarily due to the termination in the Current Nine Months of a revenue pooling arrangement, and the recognition in the Prior Nine Months of previously deferred revenue, following receipt of cash, due to collection concerns with regard to one customer.

Direct Operating Expenses. Direct operating expenses were $6.2 million lower in the Current Nine Months compared with the Prior Nine Months, primarily due to the repositioning of vessels between geographic regions and the timing of dry dockings and certain repair expenditures.

Middle East and Asia. For the three and nine months ended September 30, the Company’s time charter statistics and direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Anchor handling towing supply	$5,981		$4,663		$5,826		$6,398
Fast support	6,987		5,677		6,449		5,947
Supply	5,067		5,982		5,058		4,912
Liftboats	27,150		28,650		27,150		31,401
Crew transfer	1,528		2,205		1,931		2,025
Overall	8,795		8,156		8,462		8,156
Utilization:
Anchor handling towing supply		45%		50%		45%		42%
Fast support		93%		79%		87%		83%
Supply		100%		100%		67%		75%
Liftboats		100%		100%		100%		82%
Crew transfer		23%		50%		41%		42%
Overall		83%		76%		78%		75%
Available Days:
Anchor handling towing supply	184		184		546		502
Fast support	1,284		1,380		3,923		4,095
Supply	184		92		546		366
Liftboats	184		184		546		546
Crew transfer	184		184		546		652
Overall	2,020		2,024		6,107		6,161
Operating revenues:
Time charter	$14,798	97%	$12,590	100%	$40,472	98%	$37,555	103%
Other marine services	414	3%	(83)	(0)%	991	2%	(1,005)	(3)%
	15,212	100%	12,507	100%	41,463	100%	36,550	100%
Direct operating expenses:
Personnel	4,023	26%	4,361	35%	12,569	30%	12,452	34%
Repairs and maintenance	1,387	9%	2,091	17%	6,209	15%	8,095	22%
Drydocking	20	0%	352	3%	454	1%	413	1%
Insurance and loss reserves	333	2%	385	3%	1,041	3%	982	3%
Fuel, lubes and supplies	701	5%	892	7%	2,135	5%	2,848	8%
Other	567	4%	952	7%	2,460	6%	2,996	8%
	7,031	46%	9,033	72%	24,868	60%	27,786	76%
Direct Vessel Profit	$8,181	54%	$3,474	28%	$16,595	40%	$8,764	24%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $2.2 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to improved utilization and the repositioning of vessels between geographic regions. As of September 30, 2019, the Company had one of 21 owned and leased-in vessels cold-stacked in this region (one AHTS vessel) compared with one of 22 vessels as of September 30, 2018.

Direct Operating Expenses. Direct operating expenses were $2.0 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to the timing of dry dockings and certain repair expenditures.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Time charter revenues were $2.9 million higher in the Current Nine Months compared with the Prior Nine Months primarily due to improved utilization, and the repositioning of vessels between geographic regions. Other marine services were $2.0 million higher primarily due the termination of a revenue pooling arrangement.

Direct Operating Expenses. Direct operating expenses were $2.9 million lower in the Current Nine Months compared with the Prior Nine Months, primarily due to the Prior Nine Months including engine overhaul costs for two FSVs.

Latin America (Brazil, Mexico, Central and South America). For the three and nine months ended September 30, the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Fast support	7,254		6,800		6,995		6,800
Liftboats	—		24,789		16,304		22,902
Overall	6,867		17,604		9,704		17,807
Utilization:
Fast support		73%		61%		65%		38%
Supply		51%		—%		—%		—%
Liftboats		—%		100%		81%		95%
Overall		71%		80%		69%		65%
Available Days:
Fast support	369		276		965		624
Supply	30		—		30		—
Liftboats	1		255		346		542
Overall	400		531		1,341		1,166
Operating revenues:
Time charter	$1,951	58%	$7,479	82%	$8,919	66%	$13,409	73%
Bareboat charter	1,168	35%	1,168	13%	3,467	26%	3,467	19%
Other marine services	221	7%	416	5%	1,129	8%	1,371	8%
	3,340	100%	9,063	100%	13,515	100%	18,247	100%
Direct operating expenses:
Personnel	846	25%	1,662	18%	3,378	25%	3,257	18%
Repairs and maintenance	298	9%	312	3%	1,114	8%	649	3%
Drydocking	—	—%	103	1%	47	—%	114	1%
Insurance and loss reserves	31	1%	163	2%	232	2%	399	2%
Fuel, lubes and supplies	187	6%	427	5%	929	7%	841	5%
Other	(87)	(3)%	350	4%	994	7%	898	5%
	1,275	38%	3,017	33%	6,694	49%	6,158	34%
Direct Vessel Profit	$2,065	62%	$6,046	67%	$6,821	51%	$12,089	66%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $5.5 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to reduced average day rates due to changes in fleet mix. As of September 30, 2019, the Company had two of seven owned and leased-in vessels cold-stacked in this region (two FSVs) compared with one of six vessels as of September 30, 2018.

Direct Operating Expenses. Direct operating expenses were $1.7 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to reduced personnel costs due to changes in fleet mix, and reduced costs associated with the repositioning of vessels between geographic regions.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Time charter revenues were $4.5 million lower in the Current Nine Months compared with the Prior Nine Months, primarily due to reduced average day rates due to changes in fleet mix, offset by increased revenues due to the repositioning of vessels between geographic regions.

Direct Operating Expenses. Direct operating expenses were $0.5 million higher in the Current Nine Months compared with the Prior Nine Months, primarily due to the repositioning of vessels between geographic regions and increased repair and maintenance costs.

Europe, Continuing Operations. For the three and nine months ended September 30, the Company’s time charter statistics and direct vessel profit in Europe was as follows (in thousands, except statistics):

	For the Three Months ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Liftboats	35,000		—		35,001		—
Crew Transfer	2,229		2,260		2,334		2,302
Overall	3,146		2,260		2,890		2,302
Utilization:
Liftboats		100%		—%		71%		—%
Crew Transfer		95%		91%		82%		77%
Overall		96%		90%		81%		76%
Available Days:
Supply	—		31		169		122
Liftboats	92		—		199		—
Crew Transfer	3,347		3,314		9,904		9,633
Overall	3,439		3,345		10,272		9,755
Operating revenues:
Time charter	$10,346	87%	$6,796	84%	$23,987	84%	$17,077	88%
Other marine services	1,586	13%	1,303	16%	4,634	16%	2,378	12%
	11,932	100%	8,099	100%	28,621	100%	19,455	100%
Direct operating expenses:
Personnel	3,349	28%	3,804	47%	9,807	34%	8,426	43%
Repairs and maintenance	979	8%	939	12%	3,103	11%	2,481	13%
Drydocking	1	—%	1,635	20%	2	0%	2,220	11%
Insurance and loss reserves	233	2%	140	2%	616	2%	348	2%
Fuel, lubes and supplies	322	3%	195	2%	671	2%	696	4%
Other	147	1%	90	1%	1,147	4%	317	2%
	5,031	42%	6,803	84%	15,346	53%	14,488	75%
Direct Vessel Profit, for Continuing Operations	$6,901	58%	$1,296	16%	$13,275	47%	$4,967	25%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. For CTVs, time charter revenues were $0.3 million higher in the Current Year Quarter compared to the Prior Year Quarter, primarily due to improved utilization of the core fleet.

For liftboats, time charter revenues were $3.2 million higher in the Current Year Quarter compared with the Prior Year Quarter due to the repositioning of one liftboat between geographic regions.

Direct Operating Expenses. Direct operating expenses were $1.8 million lower in the Current Year Quarter compared to the Prior Year Quarter, primarily due to the timing of drydockings, and net dispositions offset by increased costs associated with the repositioning of one liftboat between geographic regions.

Current Nine Months compared with Prior Nine Months

Operating Revenues. For CTVs, time charter revenues were $2.0 million higher in the Current Year Quarter compared to the Prior Year Quarter, primarily due to improved utilization of the core fleet, net fleet additions and the repositioning of vessels between geographic regions. As of September 30, 2019, the Company had one of 36 CTVs cold stacked in this region.

For liftboats, time charter revenues were $4.9 million higher in the Current Nine Months compared with the Prior Nine Months due to the repositioning of vessels between geographic regions.

Direct Operating Expenses. Direct operating expenses were $0.9 million higher in the Current Nine Months compared to the Prior Nine Months, primarily due to the timing of drydockings, and net dispositions offset by increased costs associated with the repositioning of one liftboat between geographic regions.

Leased Expense. Leased-in equipment expenses for the Current Year Quarter and Current Nine Months were $0.9 million and $2.8 million higher compared with the Prior Year Quarter and Prior Nine Months, respectively, primarily due to the implementation of the new lease accounting standard, which removed the $2.0 million prior year per quarter benefit of amortization of deferred gains on sale-leaseback vessels. The benefit would have been partially reduced by the impairment and removal from service of two leased-in vessels during 2018.

Administrative and general. Administrative and general expenses were $0.7 million higher and $3.0 million lower for the Current Year Quarter and Current Nine Months, respectively, compared with the Prior Year Quarter and Prior Nine Months, respectively, primarily due to lower shared service fees and lower legal and professional services, offset by costs associated with the Transformation Plan in the Current Year Quarter.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Nine Months was $0.3 million and $4.3 million lower compared with the Prior Year Quarter and Prior Nine Months, respectively, primarily due to net fleet dispositions.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold two AHTS vessels previously retired and removed from service, one FSV, three liftboats, one CTV and other equipment for net proceeds of $10.2 million and a gain of $6.6 million, all of which was recognized currently. In addition, the Company recorded impairment charges of $5.7 million related to two leased-in vessels (one AHTS and one PSV). During the Prior Year Quarter, the Company sold two FSVs, two CTVs, one PSV and other equipment for net proceeds of $20.8 million and a gain of $0.5 million, all of which was recognized currently.

During the Current Nine Months, the Company sold five AHTS vessels and one specialty vessel previously retired and removed from service, three FSVs, two supply vessels, three liftboats, one CTV, one vessel under construction and other equipment for net proceeds of $24.2 million ($19.9 million in cash and $4.3 million of previously received deposits) and a gain of $7.4 million, all of which was recognized currently. In addition, the Company recorded impairment charges of $11.7 million related to two leased-in vessels (one AHTS and one PSV) two AHTS vessels previously removed from service, two AHTS vessels and four FSVs which were all adjusted to indicative sales price. During the Prior Nine Months, the Company sold two supply vessels previously retired and removed from service, four FSVs, two CTVs, one AHTS vessel, one PSV and other equipment for net proceeds of $20.9 million and losses of $0.4 million, all of which was recognized currently. In addition, the Company recorded impairment charges of $3.0 million primarily related to the Company’s anchor handling towing supply vessels.

Other Income (Expense), Net

For the periods ended September 30, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other Income (Expense):
Interest income	$317	$305	$886	$869
Interest expense	(7,362)	(7,660)	(22,659)	(20,077)
SEACOR Holdings guarantee fees	(26)	(5)	(87)	(24)
Loss on debt extinguishment	—	(638)	—	(638)
Derivative losses, net	3,057	4,387	734	(9,797)
Foreign currency gains, net	(370)	(296)	(624)	(967)
Other, net	—	678	—	678
	$(4,384)	$(3,229)	$(21,750)	$(29,956)

Interest expense. Interest expense in the Current Year Quarter and Current Nine Months compared with the Prior Year Quarter and Prior Nine Months was higher primarily due to additional interest incurred on the debt facilities of SMFH and SEACOR 88/888, along with higher interest as a result of the variable nature of interest rates on debt facilities.

Derivative losses, net. Net derivative losses during the Current Year Quarter and Current Nine Months and Prior Year Quarter and Prior Nine Months were primarily due to increases in the fair value of the Company’s conversion option liability embedded in the Company’s Convertible Senior Notes. The increase in the conversion option liability was primarily the result of increases in the Company’s share price and estimated credit spread.

Foreign currency gains, net. Foreign currency gains for the Current Nine Months were primarily due to the weakening of the pound sterling in relation to the euro underlying certain of the Company’s debt balances.

Income Tax Benefit

For the nine months ended September 30, 2019, the Company's effective income tax rate of 8.3% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and the annual return-to-accrual adjustment for the prior year. During the nine months ended September 30, 2018, the Company’s effective income tax rate of 15.5% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and a reversal of an unrecognized tax benefit.

Equity in Earnings (Losses) of 50% or Less Owned Companies

Equity in losses of 50% or less owned companies for the Current Year Quarter and Current Nine Months compared with the Prior Year Quarter and Prior Nine Months were $0.7 million and $10.6 million higher, respectively, due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
MexMar	$199	$136	$188	$2,644
OSV Partners	(349)	(262)	(1,237)	(1,305)
SEACOR Grant DIS	—	(2)	—	(1,058)
Dynamic Offshore Drilling	320	(944)	(1,996)	(1,650)
SEACOSCO	(1,615)	(527)	(5,016)	(2,018)
Mexmar Offshore International	—	—	(4,901)	—
Timsah	—	—	(379)	—
Other	120	577	1,462	1,653
	$(1,325)	$(1,022)	$(11,879)	$(1,734)

MexMar.  During the Current Nine Months, decrease in equity earnings of $2.5 million was primarily due to reduced utilization and day rates.

SEACOR Grant DIS. During the Prior Nine Months equity losses of $1.1 million were primarily due to an impairment charge of $1.1 million, net of taxes, for an other-than-temporary decline in the fair value of the Company’s investment in SEACOR Grant DIS.

SEACOSCO. During the Current Nine Months equity losses of $5.0 million included a $0.7 million non-cash adjustment to prior year interest expense on the long-term debt of the joint venture.

MEXMAR Offshore International. During the Current Nine Months, the equity losses resulting from high reactivation, mobilization and dry-dock expenses have exceeded the Company’s initial investment in the joint venture of $4.9 million.

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

On November 1, 2019, the Company announced the sale of the ERRV business for approximately £19.5 million (equivalent to approximately US$25.1 million based on the USD to GBP closing exchange rate on October 31, 2019) and potential future earn-out payments of up to £4.0 million (equivalent to approximately US$5.2 million based on the same exchange rate).  Upon completion of this sale transaction, and after payment of transaction expenses and settlement of intercompany transactions, the Company expects the proceeds of the transaction to be available for general corporate purposes as well as reallocation to those areas of the business of the Company with the highest potential for improved margins.

As of September 30, 2019, the Company had unfunded capital commitments of $41.5 million that included two CTVs and five PSVs. The Company’s capital commitments by year of expected payment are as follows (in thousands):

Remainder of 2019	$17,657
2020	23,805
$41,462

The Company has indefinitely deferred an additional $30.4 million of orders with respect to three FSVs for which the Company had previously reported unfunded capital commitments.

As of September 30, 2019, the Company had outstanding debt of $399.2 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of September 30, 2019, are as follows:

Actual
Remainder 2019	$3,830
2020	25,894
2021	50,810
2022	26,007
Years subsequent to 2022	326,133
$432,674

As of September 30, 2019, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $60.3 million. As of September 30, 2019, construction reserve funds of $18.2 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $2.3 million available under subsidiary credit facilities.

Summary of Cash Flows

For the nine months ended September 30, the following is a summary of the Company's cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by or (used in):
Operating Activities	$(4,215)	$(56,898)
Investing Activities	(30,821)	(40,643)
Financing Activities	(22,383)	95,333
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	1,596	(5,005)
Net Increase in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	3,360	13,596
Net (Decrease) Increase in Cash, Restricted Cash and Cash Equivalents	$(52,463)	$6,383

Operating Activities

Cash flows used in continuing operating activities increased by $52.7 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows used in operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2019	2018
DVP:
United States, primarily Gulf of Mexico	$5,841	$9,903
Africa, primarily West Africa	12,143	9,108
Middle East and Asia	16,595	8,764
Brazil, Mexico, Central and South America	6,821	12,089
Europe, Continuing Operations	13,275	4,967
Operating, leased-in equipment (excluding amortization of deferred gains)	(14,691)	(14,518)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(32,661)	(37,885)
SEACOR Holdings management and guarantee fees	(87)	(24)
Other, net (excluding non-cash losses)	—	249
Dividends received from 50% or less owned companies	1,273	1,324
	8,509	(6,023)
Changes in operating assets and liabilities before interest and income taxes	1,713	(38,255)
Director share awards	894	893
Restricted stock vested	(522)	(83)
Cash settlements on derivative transactions, net	(346)	(48)
Interest paid, excluding capitalized interest (1)	(16,816)	(13,895)
Interest received	886	869
Income taxes refunded, net	1,467	(356)
Total cash flows provided by (used in) operating activities	$(4,215)	$(56,898)

(1)

During the Current Nine Months and the Prior Nine Months, capitalized interest paid and included in purchases of property and equipment for continuing operations was $1.2 million and $1.6 million, respectively.

For a detailed discussion of the Company's financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company's working capital requirements.

Investing Activities

During the Current Nine Months, net cash used in investing activities of continuing operations was $30.8 million, primarily for the following:

•	capital expenditures were $49.6 million;
•

the Company sold five AHTS vessels and one specialty vessel previously retired and removed from service, three FSVs, two supply vessels, three liftboats, one CTV and one vessel under construction for net proceeds of $24.2 million ($19.9 million cash plus $4.3 million previously received deposit);

•	proceeds from the sale of the three liftboats was $6.75 million, which was used to pay down FGUSA debt;

•	construction reserve funds account transactions included withdrawals of $9.9 million;
•	received proceeds from the exercise of Stock Options and Warrants of $1.1 million; and
•	the Company made investments in, and advances to, its 50% or less owned companies of $11.4 million, comprised primarily of its capital contribution in the SEACOSCO joint venture.

During the Prior Nine Months, net cash used in investing activities of continuing operations was $40.6 million, primarily as a result of the following:

•	capital expenditures were $37.5 million;
•

the Company sold two supply vessels previously retired and removed from service, four FSVs, two CTVs, one AHTS vessel, one PSV and other equipment for net proceeds of $1.2 million ($1.1 million in cash and $0.1 million of previously received deposits) and received a $1.4 million deposits for the future sale of vessels;

•	construction reserve funds account transactions included withdrawals of $9.8 million;
•	the Company made investments in and advances to, its 50% or less owned companies of $27.0 million for the new SEACOSCO joint venture;
•	the Company sold 51% of SEACOR Marlin LLC to MexMar Offshore (MI) LLC, an indirectly wholly owned subsidiary of MexMar, for $8.0 million; and
•	received $6.5 million, as a return of its capital investment in Nautical Power;

Financing Activities

During the Current Nine Months, net cash used in financing activities of continuing operations was $22.4 million. The Company:

•	made scheduled payments on long-term debt and offer obligations of $20.1 million, including the repayment of $6.75 million of FGUSA debt;
•	received financing for a new FSV from the shipbuilder of $10.6 million; and
•	purchased additional subsidiary shares from a joint venture in which it had a noncontrolling interest of $3.4 million.

During the Previous Nine Months, net cash provided by financing activities was $95.3 million. The Company:

•	borrowed $15.0 million under the FGUSA Revolving Loan Facility;
•	paid $15.0 million in debtor-in-possession obligations assumed from MOI;
•

converted €6.0 million of denominated debt into pound sterling debt, paying $7.5 million in euro debt and borrowing $8.5 million in pound sterling debt, resulting in a net increase in USD borrowings of $1.0 million;

•	made scheduled payments on long-term debt and obligations of $15.6 million;
•	borrowed $11.0 million for the purchase of Seacor 88 and Seacor 888;
•	refinanced $99.9 million in debt on eight vessels through a syndicated loan facility;
•	borrowed $30.1 million through a syndicated loan facility;
•	issued Common Stock for proceeds of $43.0 million in a private placement;
•	issued Warrants to purchase Common Stock for proceeds of $12.8 million in a private placement; and

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

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  There has been no material change in the Company’s off-balance sheet arrangements during the nine months ended September 30, 2019.

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

Contractual Obligations and Commercial Commitments

For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in the Company’s contractual obligations and commercial commitments other than the adoption of ASC 842 during the nine months ended September 30, 2019, see “Note 1. Basis of Presentation and Accounting Policies” and “Note 10. Stockholder Equity” in the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contingencies

As of September 30, 2019, SEACOR Holdings has guaranteed $27.0 million on behalf of the Company for various obligations including: performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the MNOPF. Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, see “Note 13. Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the Company’s risk factors during the Current Nine Months.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Quarter:

	Total Number of Shares Withheld (1)	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
July 1, 2019 to September 30, 2019	16,861	$14.22	—	—

(1)

(i) For the three months ended September 30 2019, the Company acquired for treasury 16,861 shares of Common Stock for an aggregate purchase price of $239,699 from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards, and such shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Executive Employment Agreements

In connection with a review of the Company’s executive compensation arrangements, the Compensation Committee of the Company’s Board of Directors approved new executive employment agreements for each of Messrs. Gellert, Llorca, Rossmiller and Everett (the “Executive Employment Agreements”), which agreements were executed and became effective on November 5, 2019.

The Executive Employment Agreements set forth the current base salary of each of Messrs. Gellert, Llorca, Rossmiller and Everett, and provides that each of them will have a target annual bonus opportunity equal to 100% of the executive’s base salary of $450,000, $300,000, $280,000 and $275,000, respectively.

Upon a termination of employment by the Company without “Cause” or resignation by the executive for “Good Reason” (as such terms are defined in the Executive Employment Agreements) (each, a “Qualifying Termination”), each executive will be eligible to receive the following severance benefits: (i) a lump sum payment equal to a multiple of the executive’s base salary (2x for Mr. Gellert, 1.75x for Mr. Llorca and 1.5x for

Messrs. Rossmiller and Everett); (ii) a lump sum amount equal to the average annual cash incentive bonus paid to the executive in respect of the last three calendar years prior to the year in which the executive’s termination of employment occurred (based solely on amounts paid in respect of 2019 and beyond); (iii) a pro-rated annual bonus payable in respect of the year in which the termination occurs, based on actual achievement of the applicable performance goals, and pro-rated based on the number of days the executive was employed by the Company during the calendar year in which the termination occurs; (iv) a lump sum cash payment based on the employer portion of the monthly cost of maintaining health benefits for the executive and his eligible dependents for a period of time following the executive’s termination of employment (24 months for Mr. Gellert, 21 months for Mr. Llorca and 18 months for Messrs. Rossmiller and Everett); and (v) immediate vesting of the unvested portion of certain equity awards, and an extended exercise period for the executive’s outstanding stock options.

If a Qualifying Termination occurs within two years following a “Change in Control” (as such term is defined in the Executive Employment Agreement), the executive will be eligible to receive the same benefits described above, except that the bonus amount described in subsection (ii) will be no less than the executive’s target annual bonus for the year in which the termination occurs.

The executives’ receipt of the severance benefits described above are subject to the executive’s execution and non-revocation of an effective release of claims.  The Executive Employment Agreements also provide for certain non-competition, non-solicitation and non-disparagement provisions that apply following a termination of employment.

The foregoing description of the Executive Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the applicable Executive Employment Agreement, a copy of each of which is filed as Exhibits 10.2, 10.3, 10.4 and 10.5 hereto, and the terms of which are incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1

Agreement for the Sale and Purchase of the Share Capital of Boston Putford Offshore Safety Limited, dated November 1, 2019, by and among SEACOR Capital (UK) Limited, SEACOR Marine (Guernsey) Limited, Putford Phoenix Limited, Putford Defender Limited, Stirling Offshore Limited, North Star Holdco Limited and SEACOR Marine Holdings Inc.

10.2	Employment Agreement, dated November 5, 2019, between the Company and John Gellert

10.3	Employment Agreement, dated November 5, 2019, between the Company and Jesús Llorca

10.4	Employment Agreement, dated November 5, 2019, between the Company and Gregory Rossmiller

10.5	Employment Agreement, dated November 5, 2019, between the Company and Andrew H. Everett II

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Marine Holdings Inc. (Registrant)

DATE:	November 8, 2019	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

DATE:	November 8, 2019	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
DATE:	November 8, 2019	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)