Form 10-K
period 2019-12-31
SEACOR Marine Holdings Inc.
filed 2020-03-04
CIK 1690334

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code (346) 980-1700

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 28, 2019 was approximately $325.6 million based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock outstanding as of February 28, 2020 was 21,881,489.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us,” “its” and the “Company” refer to SEACOR Marine Holdings Inc. and its consolidated subsidiaries. “SEACOR Marine” refers to SEACOR Marine Holdings Inc., incorporated in 2014 in Delaware, without its subsidiaries. “Common Stock” refers to the common stock, par value $0.01 per share, of SEACOR Marine. The Company’s fiscal year ends on December 31 of each year.

SEACOR Marine’s principal executive office is located at 12121 Wickchester Lane, Suite 500, Houston, Texas 77079, and its telephone number is (346) 980-1700. SEACOR Marine’s website address is www.seacormarine.com. Any reference to SEACOR Marine's website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.

The Company’s corporate governance documents, including the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters as well as the Company’s Corporate Governance Guidelines and Code of Ethics are available, free of charge, on SEACOR Marine’s website or in print for stockholders.

All of the Company’s periodic reports filed with the SEC pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on SEACOR Marine’s website, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those reports. These reports and amendments are available on SEACOR Marine’s website as soon as reasonably practicable after the Company electronically files the reports or amendments with the SEC. The SEC maintains a website (www.sec.gov) that contains these reports, proxy and information statements and other information.

Business

The Company provides global marine and support transportation services to offshore oil, natural gas and windfarm facilities worldwide. The Company and its joint ventures operate and manage a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations including wind farms, (ii) handle anchors and mooring equipment required to tether rigs to the seabed, (iii) tow rigs and assist in placing them on location and moving them between regions, (iv) provide construction, well work-over, maintenance and decommissioning support and (v) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists, safety support and emergency response services.

As a result of the announced sale of its North Sea standby safety business on November 1, 2019, the Company classified its standby safety assets as held for sale as of the end of the third quarter 2019. Unless the context indicates otherwise, all of the results presented exclude the standby safety operations which are classified as discontinued operations.

For a discussion of risk and economic factors that may impact the Company’s financial position and its results of operations, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equipment and Services

The following tables identify the types of vessels that comprise the Company’s fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by the Company. “Joint-Ventured” are owned or operated by entities in which the Company does not have a controlling interest. “Leased-in” may either be vessels contracted from leasing companies to which the Company may have sold such vessels or vessels chartered-in from other third-party owners. “Managed” are owned by entities not affiliated with the Company but operated by the Company for a fee. A description of vessel classes follows this table.

						Owned Fleet
	Owned (1)	Joint- Ventured	Leased - in	Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2019 (2)
Supply	4	34	—	2	40	8	—	4
FSV	30	5	1	1	37	10	10	20
Liftboats	14	—	2	—	16	12	12	2
Crew transfer	38	5	—	—	43	9	—	38
AHTS	4	—	4	—	8	11	1	3
Specialty	1	3	—	1	5	9	—	1
	91	47	7	4	149	9	23	68
2018
Supply	7	30	—	2	39	12	—	7
FSV	32	5	1	3	41	9	11	21
Liftboats	17	—	2	—	19	13	15	2
Crew transfer	38	4	—	—	42	9	—	38
AHTS	8	—	4	—	12	14	4	4
Specialty	1	4	—	2	7	13	—	1
Standby safety Discontinued Operations	18	1	—	—	19	31	—	18
	121	44	7	7	179	13	30	91
2017
Supply	12	17	—	2	31	11	1	11
FSV	41	5	1	3	50	9	19	22
Liftboats	13	—	2	—	15	14	11	2
Crew transfer	37	4	—	—	41	8	—	37
AHTS	11	1	4	7	23	17	8	3
Specialty	1	1	—	2	4	15	—	1
Standby safety Discontinued Operations	19	1	—	—	20	34	—	19
	134	29	7	14	184	14	39	95

(1)	Excludes four owned offshore support vessels retired and removed from service as of December 31, 2019.
(2)

As of December 31, 2019, 47 of the Company’s owned and leased-in vessels were outfitted with dynamic positioning (“DP”) systems. DP systems enable vessels to maintain a fixed position in close proximity to a rig or platform. The most technologically advanced DP systems have enhanced redundancy in the vessel’s power, electrical, computer and reference systems enabling vessels to maintain accurate position-keeping even in the event of failure of one of those systems (“DP-2”) and, in some cases, in the event of fire and flood (“DP-3”).

Supply vessels (also known as platform supply vessels (“PSVs”)) generally range from 190 to more than 300 feet in length and are primarily used to deliver general cargo, drilling fluids, bulk products, methanol, diesel fuel and water to rigs and platforms where drilling and work-over activity is underway. These vessels are capable of being modified for a wide variety of other uses and missions, including, but not limited to, construction support typically when fitted with a crane, standby, security, firefighting, and accommodation. Relevant differentiating features of supply vessels are total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and bulk products used in the drilling process, tank storage for water and fuel oil, fuel efficiency and accommodation capacity. Additional factors in the commercial marketability of supply vessels are operating draft because certain markets are limited in the size of vessel that can work safely, local flag preference, cabotage requirements and regulations. To improve station keeping ability, many modern supply vessels have DP systems capabilities. As of December 31, 2019, three of the four owned supply vessels, and 24 of the 34 joint-ventured supply vessels, were equipped with DP-2. To improve fuel efficiency, reduce carbon and other emissions, and provide greater redundancy, supply vessels are sometimes equipped with hybrid power systems. As of December 31, 2019, seven of the joint-ventured supply vessels were equipped with hybrid power systems.

Fast support vessels (“FSVs”) are aluminum hull vessels used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations at greater speeds than traditional steel hull support vessels. FSVs can be catamaran or mono-hull vessels ranging from 145 to 205 feet in length and capable of speeds between 20 to 45 knots with capacities to carry special cargo, support both drilling operations and production services and transport passengers. FSVs built within the last ten years are sometimes equipped with DP-2 systems, firefighting equipment, hospitals, walk to work and ride control systems for greater comfort and performance. As of December 31, 2019, 24 of the 31 owned and leased-in FSVs were equipped with DP-2, four were equipped with DP-1, and two were equipped with DP-3 and one was non-DP. As of December 31, 2019, four of the five joint-ventured FSVs were not equipped with DP and the remaining vessel was equipped with a DP-2 system. The Company’s FSV fleet includes vessels that have a passenger capacity of 36 to 150 and, on certain newer FSVs, include reclining seating, ambient lighting and other features to enhance comfort and marketability for passenger transport.

Liftboats provide a self-propelled, stable platform to perform wind farm installation and maintenance, production platform construction, inspection, maintenance and removal, well intervention and work-over, well production enhancement, well plug and abandonment, pipeline installation and maintenance and diving operations. The length of jacking legs (235 feet to 335 feet for the Company’s liftboats) determines the water depth in which these vessels can work. Other differentiating features are crane lifting capacity and reach, clear deck area, helipad and electrical generating power and accommodation capacity. Liftboats are used primarily in domestic and international markets including the U.S. Gulf of Mexico, Europe, West Africa, Mexico and the Middle East. As of December 31, 2019, three of the 19 owned and leased-in liftboats were equipped with DP-2 and one with DP-1.

Crew transfer vessels are used primarily to move personnel and supplies to offshore wind farms. These are Windcat series vessels that feature a catamaran hull with flush foredeck, providing a stable platform from which personnel can safely transfer to wind turbines, and are capable of speeds between 25 and 31 knots.

Anchor handling towing supply (“AHTS”) vessels are used primarily to support offshore drilling activities by towing, positioning and mooring drilling rigs and other marine equipment. AHTS vessels are also used to carry and launch equipment such as remote operated vehicles (“ROVs”) used underwater in drilling and well installation, maintenance, and repair and transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations, including floating wind farm installations. The defining characteristics of AHTS vessels are: (i) horsepower (“bhp”); (ii) bollard pull, which is the pulling capacity of the AHTS vessel and is important for towing and positioning rigs; (iii) winch size in terms of “line pull” and brake holding capacity; and (iv) wire storage capacity. The Company’s fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with DP systems and can also carry drilling fluids and bulk products below-deck. As of December 31, 2019, all eight of the Company’s owned and leased-in AHTS vessels were equipped with DP-2.

Specialty vessels include anchor handling tugs, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services.

In addition to its existing fleet, the Company has new construction projects in progress, as of December 31, 2019, for five offshore support vessels, including:

•	two U.S.-flag, DP-2 supply vessels scheduled for delivery in the first quarter and fourth quarter of 2020;
•	two foreign-flag, DP-2 supply vessels scheduled for delivery in the second quarter of 2020;
•	one foreign-flag, crew transfer vessel scheduled for delivery in the second quarter of 2020; and
•	three U.S.-flag, DP-2 FSVs with uncertain delivery dates as the Company, at its option, may defer their construction for an indefinite period of time.

The Company’s new U.S.-built equipment will meet the U.S. Environmental Protection Agency (“EPA”) Tier III environmental regulations with respect to nitrous oxide (“NOx”) emissions from marine diesel engines. Vessels whose keel was laid after January 1, 2016 will have to meet EPA Tier IV environmental regulations, which the Company believes will add significant expense to the new construction of offshore support vessels.

Markets

The Company operates its fleet in five principal geographic regions: the United States (“U.S.”), primarily in the Gulf of Mexico; Africa, primarily in West Africa; the Middle East and Asia; Latin America, primarily in Mexico, Brazil and Guyana; and Europe, primarily in the North Sea. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among its geographic regions, subject to flag restrictions, as changes in market conditions dictate.

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

	2019	2018	2017
United States, primarily U.S. Gulf of Mexico:
Supply	2	3	4
FSV	7	10	20
Liftboats	12	15	12
AHTS	3	6	10
Specialty	1	1	1
	25	35	47
Africa, primarily West Africa:
Supply	6	5	6
FSV	10	9	9
AHTS	4	4	3
Specialty	—	—	0
	20	18	18
Middle East and Asia:
Supply	9	6	8
FSV	12	15	16
Liftboats	2	2	2
Crew transfer	2	2	2
AHTS	1	2	10
Specialty	1	3	3
	27	30	41
Latin America:
Supply	22	22	13
FSV	8	7	5
Liftboats	1	2	1
Specialty	3	3	—
	34	34	19
Europe, primarily North Sea:
Supply	1	3	—
Liftboat	1	—	—
Crew transfer	41	40	39
Standby safety Discontinued Operations	—	19	20
	43	62	59
Total Foreign Fleet	124	144	137
Total Fleet	149	179	184

United States, primarily U.S. Gulf of Mexico. As of December 31, 2019, 25 vessels were located in the U.S. Gulf of Mexico, including 17 owned, five leased-in, two joint-ventured and one managed-in. The Company’s vessels in this market support deepwater anchor handling, fast cargo transport, general cargo transport, well intervention, work-over, decommissioning and diving support operations.

Africa, primarily West Africa. As of December 31, 2019, 20 vessels were located in West Africa, including 13 owned, two leased-in, four joint-ventured and one managed. The Company’s vessels in this area generally support projects for major oil companies, primarily in Angola and Nigeria.

Middle East and Asia. As of December 31, 2019, 27 vessels were located in the Middle East and Asia, including 20 owned, five joint-ventured and two managed. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Egypt, Israel and Malaysia and countries along the Arabian Gulf and Arabian Sea, such as Saudi Arabia, the United Arab Emirates and Qatar.

Latin America. As of December 31, 2019, 34 vessels were located in this region, including four owned and 30 joint-ventured. Of these joint-ventured vessels, (i) 16 are owned by Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), a joint venture company that is 49% owned by SEACOR Marine International LLC (“SMI”), a wholly owned subsidiary of SEACOR Marine, and 51% owned by subsidiaries of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), (ii) 13 are owned by MEXMAR Offshore International LLC (“MEXMAR Offshore”), a joint venture company that is 49% owned by SMI and 51% owned by a subsidiary of CME, and (iii) one is owned by the SEACOSCO joint venture. These vessels, consisting of a fleet of FSVs, supply, specialty and liftboat vessels, provide support for exploration and production activities in Mexico, Brazil and Guyana. From time to time, the Company’s vessels also work in Trinidad and Tobago, and Colombia.

Europe, primarily North Sea. As of December 31, 2019, 43 vessels were located in this region primarily supporting the construction and maintenance of offshore wind turbines, including 37 owned and six joint ventured. On December 2, 2019, the Company completed the sale of its North Sea standby safety business, comprised of 18 emergency response and rescue vessels (“ERRVs”) located in the North Sea providing standby safety and supply services.

Seasonality

The demand for the Company’s fleet can fluctuate with weather conditions because maintenance, construction and decommissioning activities are planned during times of the year with more favorable weather conditions. Seasonality is most pronounced for the liftboat fleet in the U.S. Gulf of Mexico, and Europe, offshore support vessels in the Middle East and West Africa, and crew transfer vessels in the North Sea, with peak demand normally occurring during the summer months. As a consequence of this seasonality, the Company typically schedules drydockings or other repair and maintenance activity during the winter months.

Customers and Contractual Arrangements

The Company’s principal customers are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, as well as wind farm operators, and wind farm installation and maintenance companies. Consolidation of oil and natural gas companies through mergers and acquisitions over the past several years has reduced the Company’s customer base. This, together with the depressed oil and gas price environment that began in 2014 has negatively affected exploration, field development and production activity as consolidated companies continue to focus on increasing efficiency and reducing costs and delay or abandon exploration activity and facilities with less promise.

During the year ended December 31, 2019, one customer, Seacor Marine Arabia LLC, a joint venture through which vessels are chartered to Zamil Offshore and Saudi Aramco, was responsible for 10% or more of the Company’s consolidated operating revenues. The Company’s ten largest customers accounted for approximately 52% of its operating revenues in 2019. The loss of one or more of these customers could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

Contract or charter durations may range from several days to several years. Longer duration charters are more common where equipment is not as readily available or specific equipment is required. In the Company’s operating areas, charters vary in length from short-term to multi-year periods, many with cancellation clauses and no early termination penalty. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is actually contracted to provide services to a particular customer.

Competitive Conditions

The market for offshore marine services is highly fragmented and competitive depending upon the region of operation. The most important competitive factors are pricing, availability and specifications of equipment to fit customer requirements. Other important factors include service, reputation, flag preference, local marine operating and regulatory conditions, the ability to provide and maintain logistical support given the complexity of a project and the cost of moving equipment from one geographic region to another.

The Company has numerous competitors in each of the geographic regions in which it operates, ranging from international companies that operate in many regions to smaller local companies that typically concentrate their activities in one specific country or region.

Risks of Foreign Operations

For the years ended December 31, 2019, 2018, and 2017, 78%, 36% and 82%, respectively, of the Company’s operating revenues and $(12.8) million, $(3.0) million, and $2.0 million, respectively, of the Company’s equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows or growth prospects. See the risk factors regarding international operations in “Item 1A. Risk Factors.”

Government Regulation

The Company’s ownership, operation, construction and staffing of vessels is subject to significant regulation under various international, federal, state and local laws and regulations and pursuant to international conventions, including international conventions and ship registry laws of the nations under which the Company’s vessels are flagged, especially with respect to foreign ownership, health, safety and environmental protection and vessel and port security.

Regulatory Matters

Domestically registered vessels are subject to the jurisdiction of the U.S. Coast Guard (“USCG”), the National Transportation Safety Board (“NTSB”), the U.S. Customs and Border Protection (“UCBP”), EPA and the U.S. Maritime Administration (“MARAD”), as well as in certain instances applicable state and local laws. The Company’s operations may, from time to time, also fall under the jurisdiction of the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) and its Safety and Environmental Management System regulations, and the Company must also periodically certify that its maritime operations adhere to those regulations. These agencies and organizations establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards.

The Company is subject to regulation under the Jones Act and related U.S. cabotage laws, which restrict ownership and operation of vessels in the U.S. coastwise trade (i.e., trade between points in the U.S.), including the transportation of cargo. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the U.S., registered under the U.S.-flag, manned by predominantly U.S. crews, and be owned and operated by U.S. citizens within the meaning of the Jones Act. Violation of the Jones Act could prohibit operation of vessels in the U.S. coastwise trade during the period of such non-compliance, result in material fines and subject Company vessels to seizure and forfeiture.

To facilitate compliance with the Jones Act, the Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws: (i) limit the aggregate percentage ownership by non-U.S. citizens of any class of the Company’s capital stock (including Common Stock) to 22.5% of the outstanding shares of each such class to ensure that ownership by non-U.S. citizens will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorize the Company’s Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%; (ii) permit the institution of a dual stock certification system to help determine such ownership; (iii) provide that any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against the Company and that neither the Company nor its transfer agent shall register such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as a stockholder of the Company for any purpose whatsoever except to exercise its remedies; (iv) provide that any such excess shares shall not have any voting or dividend rights; (v) permit the Company to redeem any such excess shares; and (vi) permit the Board of Directors to make such reasonable determinations as may be necessary to ascertain such ownership and implement such limitations. In addition, the Company’s Third Amended and Restated By-Laws limit the number of non-U.S. citizens that may serve as directors and restrict any non-U.S. citizen officer from acting in the absence or disability of the Chairman of the Board of Directors, the Chief Executive Officer or the President.  For more information, see the Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws.

The Company operates vessels that are registered in the U.S. as well as in a number of foreign jurisdictions. Vessels are subject to the laws of the applicable jurisdiction as to ownership, registration, manning, environmental protection and safety. In addition, the Company’s vessels are subject to the requirements of a number of international conventions, as amended, that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”); (ii) the International Convention for the Safety of Life at Sea, 1974 and 1978 Protocols (“SOLAS”); and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”).

The Maritime Labour Convention, 2006 (the “MLC”) establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC defines seafarer to include all persons engaged in work on a vessel in addition to the vessel's crew. Under this MLC definition, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be responsible for salaries and/or benefits of third-parties that may board one of its vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. Although the U.S. is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when visiting a port in a country that is a party to the MLC. The Company has developed and implemented a fleetwide plan designed to comply with the MLC to the extent applicable to its vessels.

The hull and machinery of most commercial vessels are classed by an international classification society authorized by its country of registry and subject to survey and inspection by shipping regulatory bodies. The international classification society certifies that a vessel is maintained in accordance with the applicable rules and regulations of the country of registry of the vessel and the SOLAS. Certain of the Company's vessels are subject to the periodic inspection, survey, drydocking and maintenance requirements of the USCG, the American Bureau of Shipping and other marine classification societies.

Under the Merchant Marine Act of 1936, the Company’s U.S.-flagged vessels will be subject to requisition by the U.S. Government under certain terms and conditions during a national emergency as described further in the risk factor under the heading “The Company’s U.S.-flag vessels are subject to requisition for ownership or use by the U.S. in case of national emergency or national defense need” under Item 1A of this Annual Report on Form 10-K. Vessels flagged under other flag states may also be subject to requisition in accordance with local law.

A wide range of domestic governmental agencies, including the USCG, the EPA, the U.S. Department of Transportation’s Office of Pipeline Safety, the BSEE and certain individual states, regulate vessels and other structures in accordance with the requirements of the Oil Pollution Act of 1990 (“OPA 90’) or analogous state law. There is currently little uniformity among the regulations issued by these agencies, which increases the Company’s compliance costs and risk of non-compliance.

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

The International Safety Management Code (“ISM Code”), adopted by the IMO as an amendment to SOLAS, provides international standards for the safe management and operation of ships and for the prevention of marine pollution from ships. The U.S. enforces the ISM Code for all U.S.-flag vessels and those foreign-flag vessels that call at U.S. ports. All of the Company’s vessels that are 500 or more gross tons are required to be certified under the standards set forth in the ISM Code’s safety and pollution protocols. The Company also voluntarily complies with these protocols for some vessels that are under the mandatory 500-gross ton threshold and many of the Company’s customers contractually require compliance with these protocols regardless of the gross tonnage of the vessel. Under the ISM Code, vessel operators are required to develop an extensive safety management system (“SMS”) that includes, among other things, the adoption of a written system of safety and environmental protection policies setting forth instructions and procedures for operating their vessels subject to the ISM Code and describing procedures for responding to emergencies. The Company has developed such a safety management system. These SMS policies apply to both the vessel and shore-side personnel and are vessel specific. The ISM Code also requires a Document of Compliance (“DOC”) to be obtained for the vessel manager and a Safety Management Certificate (“SMC”) to be obtained for each vessel subject to the ISM Code that it operates or manages. The Company has obtained DOCs for its shore side offices that have responsibility for vessel management and SMCs for each of the vessels that such offices operate or manage.

Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels, may cause the loss of customers, and may result in the denial of access to, or detention in, some ports. For example, the USCG authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from utilizing U.S. ports.

Environmental Compliance

The Company is subject to extensive federal, state, local and international environmental and safety laws and regulations and to comprehensive international conventions, including laws and regulations related to the discharge of oil and pollutants into waters regulated thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, any of which could be material.

The Company does not expect that it will be required to make capital expenditures in the near future to comply with environmental laws and regulations that would have a material adverse effect on its financial position, results of operations, cash flows or growth prospects. However, because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations.

OPA 90 establishes a regulatory and liability regime for the protection of the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters of the U.S. and owners, operators and bareboat charterers of vessels operating in U.S. waters, which include the navigable waters of the U.S. and the 200-mile exclusive economic zone around the U. S. (the "EEZ"). For purposes of its liability limits and financial responsibility and response planning requirements, OPA 90 differentiates between tank vessels (such as chemical and petroleum product vessels and liquid tank barges) and "other vessels" (such as the Company’s offshore support vessels).

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

OPA 90 requires vessel owners and operators to establish and maintain with the USCG evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. In recent years, the Company has satisfied USCG regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. OPA 90 regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability for any discharge of hazardous substances, similar to OPA 90, and provides compensation for cleanup, removal and natural resource damages. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.

Under the Nontank Vessel Response Plan Final Rule issued by the USCG in 2013, owners and operators of nontank vessels are required to prepare Nontank Vessel Response Plans. The Company expects its current pollution liability insurance to cover spill removal costs, subject to coverage deductibles and limitations, including a cap of $1.0 billion. There could be a material adverse effect on the Company’s business, financial position, results of operations, cash flows or growth prospects if the Company incurs spill liability under circumstances in which the insurance carrier fails or refuses to provide coverage or the loss exceeds the Company’s coverage limitations.

MARPOL is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental discharges. It is implemented in the U.S. pursuant to the Act to Prevent Pollution from Ships. Since the 1990s, the Department of Justice (“DOJ”) has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crew members, shore side personnel, and corporate officers related to violations of MARPOL. Violations have related to pollution prevention devices, such as the oily-water separator, and include falsifying records, obstructing justice, and making false statements. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required most defendants to implement a comprehensive environmental compliance plan (“ECP”) or risk losing the ability to trade in U.S. waters. If the Company is subjected to a DOJ prosecution, it could suffer significant adverse effects, including substantial criminal penalties and defense costs, reputational damages and costs associated with the implementation of an ECP.

The Clean Water Act (“CWA”) prohibits the discharge of “pollutants” into the navigable waters of the U. S. The CWA also prohibits the discharge of oil or hazardous substances, into navigable waters of the U. S. and the EEZ around the U. S. and imposes civil and criminal penalties for unauthorized discharges, thereby exposing the Company to potential liability that is in addition to its exposure arising under OPA 90 and CERCLA.

The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the U. S. Pursuant to the NPDES permitting program, the EPA has issued Vessel General Permits covering discharges incidental to normal vessel operations. The EPA issued the 2013 Vessel General Permit (“2013 VGP”) in 2013 with an initial five-year term. In light of the legislation described below, the 2013 VGP continues to apply to the Company’s U.S.-flag and foreign-flag commercial vessels that are at least 79 feet in length and operate within the three-mile territorial sea of the U. S. The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges that occur normally in the operation of a vessel, including ballast water, and implements various training, inspection, monitoring, record keeping, and reporting requirements, as well as corrective actions upon identification of deficiencies. The Company has filed a Notice of Intent to be covered by the 2013 VGP for each of its ships that operate in U.S. waters.

On December 4, 2018, the Vessel Incidental Discharge Act (“VIDA”) was enacted, establishing a new framework for the regulation of discharges incidental to the normal operations of vessels.  VIDA requires the EPA to develop performance standards for such discharges by December 4, 2020 and requires the USCG to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards. VIDA extends the 2013 VGP’s provisions, leaving them in effect until new regulations are final and enforceable.  Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the 2013 VGP, including submission of annual reports. The Company can provide no assurance as to when the new regulations and performance standards will be issued, nor can it predict what additional costs it may incur to comply with any such new regulations and performance standards.

Many countries have ratified and are thus subject to the liability scheme adopted by the International Maritime Organization (the “IMO”) and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the “1992 Protocol”). Under both the 1969 Convention and the 1992 Protocol, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil from ships carrying oil in bulk as cargo, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances, provided the discharge was not caused by the shipowner’s actual fault or intentional or reckless misconduct.

Vessels trading to countries that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its Protection and Indemnity (“P&I”) insurance will cover any liability under these conventions, subject to applicable policy deductibles, exclusions and limitations.

The U.S. is not a party to the 1969 Convention or the 1992 Protocol, and thus OPA 90, CERCLA, CWA and other federal and state laws apply in the U.S. as discussed above. In other jurisdictions where the 1969 Convention has not been adopted, various legislative and regulatory schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, was adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in the EEZs, of the countries that are party to it. Although the U.S. has not ratified this convention, U.S.-flag vessels operating internationally would be subject to it if they sail within the territories of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.

The National Invasive Species Act (“NISA”) was enacted in the U.S. in 1996 in response to growing reports of harmful organisms being released into U.S. waters through ballast water taken on by vessels in foreign ports. The USCG adopted regulations under NISA that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. All new vessels constructed on or after December 1, 2013, regardless of ballast water capacity, must comply with these requirements on delivery from the shipyard absent an extension from the USCG. For non-exempt vessels, ballast water treatment equipment may be required to be used on the vessel. In response to these requirements, the Company’s ships operating in the U.S. waters currently use water from U.S. public systems. Some U.S. states have enacted legislation or regulations to address the introduction of invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s 2013 VGP certification. Other states may proceed with the enactment of similar requirements that could increase the Company’s costs of operating in state waters.

The IMO ratified the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, otherwise known as the Ballast Water Management Convention (the “BWM Convention”), effective September 8, 2017. Under the BWM Convention, all ships in international traffic are required to manage their ballast water and sediments under a ship-specific ballast water management plan. The U.S. is not a party to the BWM Convention, but vessels that undertake international voyages may have to install an IMO approved ballast water treatment system or use one of the other management options under the BWM Convention to achieve compliance. The Company installs ballast water systems on its vessels as required by the BWM Convention.

The Endangered Species Act, related regulations and comparable state laws protect species threatened with possible extinction. Protection may include restrictions on the speed of vessels in certain ocean waters and may require the Company to change the routes of vessels during particular periods.

The Clean Air Act (as amended, the “CAA”) requires the EPA to promulgate standards applicable to emissions of various air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the U.S., including major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some U.S. states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engines on oceangoing vessels.

MARPOL also addresses air emissions, including emissions of sulfur and NOx, from vessels, including a requirement to use low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. As of January 1, 2020, vessels worldwide are required to use fuel with a sulfur content no greater than 0.5%, which is a reduction from the prior limit of 3.5%. As a result of this reduction, fuel costs for vessel operations could rise dramatically beginning in 2020, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects. MARPOL also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes irrespective of the tonnage of the vessel into which such an engine is installed. The actual NOx limit is determined by a variety of factors, including the vessel’s construction date, the rated speed of the vessel’s engine, and the area in which the vessel is operating.

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

The Company’s operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject in the U.S. to the requirements of the Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. From time to time the Company arranges for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. Moreover, vessel owners and operators may be subject to more stringent state hazardous waste requirements. If such materials are improperly disposed of by third-parties with which the Company contracts, the Company may still be held liable for cleanup costs under applicable laws.

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

Various international conventions and federal, state and local laws and regulations have been considered or implemented to address the environmental effects of emissions of greenhouse gases, such as carbon dioxide and methane. The U.S. Congress has considered, but not adopted, legislation designed to reduce emission of greenhouse gases. At United Nations climate change conferences over the past few decades, various countries have agreed to specific international accords or protocols to establish limitations on greenhouse gas emissions. In December 1997, the Kyoto Protocol was adopted pursuant to which member parties agreed to implement national programs to reduce emissions of greenhouse gases. At the 2015 United Nations climate change conference in Paris, various countries adopted the Paris Agreement, which seeks to reduce emissions in an effort to slow global warming. While the U.S. signed the Paris Agreement in 2016, it is expected to formally withdraw from the agreement in 2020. The Paris Agreement does not specifically mention shipping.

The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The first step toward this goal occurred in October 2016, when the IMO adopted a system for collecting data on ships’ fuel-oil consumption, which will be mandatory and apply globally.

Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, the European Union (the “E.U.”), U.S. or other countries where the Company operates that restrict emissions of greenhouse gases could result in financial and operational impacts on the Company’s business (including potential capital expenditures to reduce such emissions) that the Company cannot predict with certainty at this time. In addition, there may be significant physical effects of climate change from such emissions that have the potential to negatively impact the Company’s customers, personnel, and physical assets, any of which could adversely impact cargo levels, the demand for the Company’s services, or the Company’s ability to recruit personnel.

The Company manages exposure to losses from the above-described laws through its development of appropriate risk management programs, including compliance programs, safety management systems and insurance programs. Although the Company believes these programs mitigate its legal risk, there can be no assurance that these programs will be able to prevent all infractions, nor can the Company provide assurances that future regulations or requirements or any discharge or emission of pollutants by the Company will not have a material adverse effect on its business, financial position, results of operations, cash flows or growth prospects.

Security

The USCG, the IMO, states and local ports continue to adopt heightened security procedures related to ports and vessels.

Specifically, on November 25, 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) was signed into law. To implement certain portions of MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the U.S. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the International Ship and Port Facility Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The chapter imposes various detailed security obligations on vessels and port authorities. Included in the various requirements under MTSA and/or the ISPS Code are the following:

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

Employees

As of December 31, 2019, the Company employed 1,615 individuals directly and indirectly (through crewing or manning agreements), none of whom are members of a union under the terms of an ongoing agreement.

Management considers relations with its employees to be satisfactory.

ITEM 1A.	RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Future Results

The Company’s business, financial position, results of operations, cash flows and growth prospects may be materially adversely affected by numerous risks. Carefully consider the risks described below, which represent some of the most significant risk factors that affect the Company and are known to the Company at this time, as well as the other information that has been provided in this Annual Report on Form 10-K. Additional risks, not presently known to the Company or not perceived as significant, may also materially and adversely affect the Company’s business, financial position, results of operations, cash flows and growth prospects.

Risk Factors Related to the Company’s Business and Industry

The Company is exposed to fluctuating prices of oil and decreased demand for oil.

The market for the Company’s offshore support services is impacted by the comparative price for exploring, developing, and producing oil and natural gas and by the corresponding supply and demand for oil and natural gas, both globally and regionally. Among other factors, the increased supply of oil and natural gas from the development of unconventional oil and natural gas supply sources, particularly shale, and technologies to improve recovery from current sources have caused a reduction in the price of oil and natural gas as well as demand and prices charged for offshore support services globally. The advent of electric cars, development of alternative sources of energy to hydrocarbons, such as solar and wind power and other potentially disruptive technology, could also diminish the demand for oil and natural gas. Such diminution of demand could place continued or additional pressure on the price of oil and therefore demand for the Company’s services, as developing offshore oil fields, particularly in deep waters, is one of the most expensive sources of hydrocarbons. Other factors that influence the supply and demand and the relative price of oil include operational issues, natural disasters, weather, political instability, conflicts, civil unrest, the worldwide economic, political and military environment, acts of terrorism, foreign exchange rates, economic conditions and actions by major oil-producing countries. The price of oil and the relative cost to extract, proximity to market and political imperatives of countries with offshore deposits affect the willingness to commit investment for contract drilling rigs and offshore support vessels used for offshore exploration, field development and production activities, which in turn affects the Company’s results of operations. Prolonged periods of low oil and natural gas prices or rising costs result in lower demand for the Company’s services and can give rise to impairments of the Company’s assets.

The Company’s operations depend on the level of spending by oil and gas companies for exploration, development and production, maintenance and decommissioning activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile over the past few years and are expected to continue to be volatile for the foreseeable future. For example, oil prices were as high as $107 per barrel during 2014 and reached a near ten-year low of $26 per barrel in February 2016. In 2019 oil did not exceed a high of $66 per barrel. Declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand. When the Company’s customers experience low commodity prices or come to believe that they will be low in the future, they generally reduce their capital spending for offshore drilling, exploration and field development. The significant decrease in oil and natural gas prices that began in the second half of 2014 caused a reduction in many of the Company’s customers’ exploratory, drilling, completion and other production activities and, as a result, related spending on the Company’s services. As such, the Company’s overall fleet utilization for the years ended December 31, 2019, 2018 and 2017, was 67%, 59% and 50%, respectively. The prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, has materially and adversely affected the Company by negatively impacting its fleet utilization, which in turn has negatively affected its revenues, cash flows, profitability and the fair market value of the Company’s vessels. It could also affect the collectability of the Company’s receivables and its ability to retain skilled personnel. Periods of low activity intensify price competition in the industry, which erodes operating margin, and can lead to the Company’s vessels being idle for long periods of time.

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
•

the cost of exploring for, producing and delivering oil and natural gas offshore and the relative cost of, and success in, doing so on land, including fracking and other technologies that make it more economical to produce oil from non-traditional sources;

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
•

civil unrest and the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities involving the Middle East, Russia, Venezuela, other oil-producing regions or other geographic areas or acts of terrorism in the U.S. or elsewhere;

•	weather conditions and catastrophic events;
•	environmental regulation;
•	regulation of drilling activities and the availability of drilling permits and concessions;
•	the ability of oil and natural gas companies to generate or otherwise obtain funds for capital projects; and
•	increase in the use and exploitation of renewable energy and the development of alternative fuel or energy sources.

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

Moreover, for the years ended December 31, 2019, 2018, and 2017, approximately 22%, 64%, and 18%, respectively, of the Company’s operating revenues were earned in the U.S. Gulf of Mexico. Historically, the Company has been and continues to be dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world due to more localized factors. The Company has some ability to shift the location of its assets between regions depending upon local regulation and cost of doing business, among many other factors, and, while it has repositioned some assets from the U.S. Gulf of Mexico to other regions and may continue to do so in the future, such efforts may not be sufficient to counter the localized downturn in the region.

Unconventional crude oil and natural gas sources and improved economics of producing natural gas and oil from such sources has and will likely continue to exert downward pricing pressures on the price of crude oil and natural gas.

The rise in production of crude oil and natural gas from shale in North America and the increased use of large Liquefied Natural Gas export facilities around the world are, at least to date, significant contributors to an over-supplied natural gas market and a similar environment for the crude oil market. Production of crude oil and natural gas from unconventional sources has also benefited from improved drilling efficiencies that have lowered the costs of extraction from these sources. The rise in production of natural gas and oil from these sources not only affects the price of oil but can also result in a reduction of capital invested in offshore oil and natural gas exploration. Because the Company provides vessels servicing offshore oil and natural gas exploration, a significant reduction in investments in offshore exploration and development in favor of investments in these unconventional resources could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

Difficult economic conditions and volatility in the capital markets could materially adversely affect the Company.

The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside the Company’s control and difficult to predict. Factors such as commodity prices and demand for commodities, interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts, security operations or pandemics) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Uncertainty about global economic conditions may lead or require businesses to postpone capital spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts because their access to capital is impeded. This would in turn affect the Company’s profitability or results of operations. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial conditions of its customers. Volatility in the conditions of the global economic markets can also affect the Company’s ability to raise capital at attractive prices. The Company’s ongoing exposure to credit risks on its accounts receivable balances are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables; however, there can be no assurance that such procedures will effectively limit the Company’s credit risk and avoid losses that could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects. Unstable economic conditions may also increase the volatility of the Company’s stock price.

The Company may record additional losses or impairment charges related to sold or idle vessels

During 2019, 2018, and 2017, the Company recognized impairment charges of $12.0 million, $14.6 million, and $27.5 million, respectively, related to tangible assets. Prolonged periods of low utilization or low day or charter rates, the sale of assets below their then carrying value or the decline in market value of the Company’s assets may cause the Company to experience further losses. If there are indications that the carrying value of any of the Company’s vessels may not be recoverable or if the Company sells assets for less than their then carrying value, the Company may recognize additional impairment charges on its fleet.

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

The Company operates in a highly fragmented and competitive industry, and the competitive nature of its industry and excess supply of equipment is currently depressing charter and utilization rates. If the period of depressed rates experienced over the last few years continues, it could adversely affect the Company’s financial performance. The Company competes for business on the basis of price, reputation for excellent service, quality, suitability and technical capabilities of its vessels, availability of vessels, safety and efficiency, cost of mobilizing vessels from one market to a different market, and national flag preference. Further, competition has intensified as lower activity in the offshore oil and natural gas market has led to lower utilization and additional capacity. In addition, the Company’s ability to compete in international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors. Furthermore, the Company competes with companies that have undergone significant restructuring which has substantially reduced their debt levels thereby vastly improving their balance sheets.

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

An oversupply of vessels or equipment that serve offshore oil and natural gas operations could have an adverse impact on the charter rates earned by the Company’s vessels and equipment.

The Company’s industry is highly competitive, with oversupply of vessel capacity and intense price competition. Expansion of the supply of vessels and equipment that serve offshore oil and natural gas operations has increased competition in the markets in which the Company operates and affected prices charged by operators. Further, the refurbishment of disused or "mothballed" vessels, conversion of vessels from uses other than oil and natural gas exploration and production support and related activities or construction of new vessels and equipment could add vessel and equipment capacity to current worldwide levels. The current oversupply of vessels and equipment capacity in the offshore marine market could lower charter rates and result in lower operating revenues, which in turn could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

As part of the Company’s ongoing management of its fleet and personnel, the Company may need to improve its operations and financial systems and recruit additional staff and crew; if the Company cannot improve these systems or recruit suitable employees, the Company’s business and results of operations may be adversely affected.

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

The Company derives a significant portion of its revenues from a limited number of oil and natural gas exploration, development and production companies. During the years ended December 31, 2019, 2018, and 2017, the Company’s ten largest customers accounted for approximately 52%, 49%, and 58% of its operating revenues. During the year ended December 31, 2019, one customer, Seacor Marine Arabia LLC, a joint venture through which vessels are chartered to Zamil Offshore and Saudi Aramco, was responsible for 10% or more of the Company’s operating revenues. In addition, one or more of the Company’s joint ventures rely primarily on a single customer for their revenues. The portion of the Company’s revenues or any of its joint ventures’ revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, the Company’s ability to meet the customer's needs and other factors, many of which are beyond the Company’s control. In addition, most of the Company’s contracts with its oil and natural gas customers can be canceled on relatively short notice and do not commit its customers to acquire specific amounts of services or require the payment of significant liquidated damages upon cancellation. The loss of business from any of the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, it may have a material adverse effect on the Company’s business, financial position, results of operation, cash flows and growth prospects.

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

As of December 31, 2019, the average age of the Company’s owned vessels, excluding crew transfer vessels, was approximately 9 years. The Company believes that after a vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. In addition, the Company must maintain its vessels to remain attractive to its customers and comply with regulations, including updating or replacing systems and equipment, however, the Company may be unable to carry out drydockings of its vessels, may be limited by insufficient shipyard capacity or its systems and equipment may become obsolete and unsupported by the manufacturer or other service providers, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels, all of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

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

Demand for the Company’s offshore support services is directly affected by the levels of offshore drilling and production activity of its oil and gas customers, and construction and maintenance activity for its windfarm customers. Budgets of many of the Company’s customers are based upon a calendar year, and demand for the Company’s services has historically been stronger in the second and third calendar quarters when allocated budgets are expended by its customers and weather conditions are more favorable for offshore activities. In particular, the demand for the Company’s liftboat fleet in the U.S. Gulf of Mexico and Europe, offshore support vessels in the Middle East and West Africa, and crew transfer vessels in the North Sea, are seasonal with peak demand normally occurring during the summer months. Adverse events relating to the Company’s vessels or business operations during peak demand periods could have a significant adverse effect on the Company’s financial position and results of operations. In addition, the Company’s crew transfer vessels are dependent on the activity levels of wind farms which rely upon weather conditions that fluctuate over time. As a result, the demand for the Company’s crew transfer vessels may vary throughout the year. Furthermore, seasonal volatility can create unpredictability in activity and utilization rates, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company has high levels of fixed costs that will be incurred regardless of its level of business activity.

The Company’s business has high fixed costs. Maintenance downtime or low productivity due to reduced demand can have a significant negative effect on the Company’s operating results and financial condition. Some of the Company’s fixed costs will not decline during periods of reduced revenue or activity. During times of reduced utilization, the Company may not be able to reduce its costs immediately as it may incur additional costs associated with preparing vessels for cold stacking. Moreover, the Company may not be able to fully reduce the cost of its support operations in a particular geographic region due to the need to support the remaining vessels in that region. A decline in revenue due to lower day rates and/or utilization may not be offset by a corresponding decrease in the Company’s fixed costs and could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

As the markets recover or the Company changes its marketing strategies or for other reasons, the Company may be required to incur higher than expected costs to return previously cold-stacked vessels to class.

In response to the decrease in demand stemming from lower oil and natural gas prices, the Company has cold-stacked a number of offshore support vessels. As of December 31, 2019, 14 of 98 owned and leased-in offshore support vessels were cold-stacked worldwide. No assurance can be given that the Company will be able to quickly bring these cold-stacked offshore support vessels back into service or that the cost of doing so would not be significant. Cold-stacked vessels do not receive the same level of maintenance as active vessels. As a result and depending on the length of time the vessels are cold-stacked, the Company could incur deferred drydocking costs for regulatory recertification to return these vessels to active service and may incur costs to hire and train mariners to operate such vessels. These costs are difficult to estimate and could be substantial. Delay in reactivating cold stacked offshore support vessels and the costs and other expenses related to the reactivation of cold-stacked offshore support vessels could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

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

The Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the release or continued use of offshore resources for oil and natural gas production. The current extent of permitted offshore leasing is uncertain. While a moratorium on new offshore oil and gas drilling had been in place for a number of years, in January 2018 the department of Interior announced that it would lift the moratorium to allow new offshore oil and gas drilling in nearly all U.S. coastal waters. However, the decision to lift the moratorium is subject to pending legal challenge, the scope and timing of future offshore lease sales is unclear, several states have taken action to oppose offshore exploration and production in state waters and further legal challenge is likely. Because the Company’s operations rely on offshore oil and gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and natural gas leases (for example, due to a serious incident of pollution) could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business.

Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the staffing, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation and oversight, including by the USCG, Occupational Safety and Health Administration ("OSHA"), the NTSB, the EPA, the IMO, the U.S. Department of Homeland Security, the MARAD, the UCBP, the BSEE, and state environmental protection agencies for those jurisdictions in which the Company operates, and to regulation by states and classification societies (such as the American Bureau of Shipping). The Company is also subject to regulation under international treaties, such as (i) MARPOL; (ii) SOLAS, (iii) MLC, (iv) BWM Convention, (v) STCW and (vi) other port state regulations. These agencies, organizations, regulations and treaties establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved safety standards. The UCBP and USCG are authorized to inspect vessels at will. The Company has and will continue to spend significant funds to comply with these regulations and treaties. Failure to comply with these regulations and treaties may cause the Company to incur significant liabilities or restrictions on its operations, any of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company’s business and operations are also subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws and regulations that govern the discharge of oil and pollutants into waters regulated thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, or the suspension or termination of the Company’s operations. Compliance with such laws and regulations frequently require installation of costly equipment, increased staffing, increased fuel costs, specific training, or operational changes. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it is negligent or at fault. Under the OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the removal costs and damages resulting from the discharge of oil within the navigable waters of the U.S. and the EEZ. In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. Liability for a catastrophic spill could exceed the Company’s available insurance coverage and result in it having to liquidate assets to pay claims. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ongoing cost of complying with these laws and regulations. Additionally, reduced enforcement of existing safety and other laws or regulations may result in a decline in the demand for the Company’s offshore support services that are provided in connection with compliance with such laws or regulations. The Company cannot be certain that existing laws, regulations or standards (and the enforcement thereof), as currently interpreted or reinterpreted in the future, or future laws and regulations and standards will not have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects. Regulation of the offshore marine services industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident that results in significant pollution or injury could result in additional regulation and lead to strict governmental enforcement or other legal challenges. The variability and uncertainty of current and future shipping regulations could hamper the ability of the Company and its customers to plan for the future or establish long-term strategies. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects. For more information, see “Business-Governmental Regulations-Environmental Compliance.”

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

Governments and supranational groups around the world have, in recent years, placed increasing attention on matters affecting the environment and this could lead to new laws or regulations pertaining to climate change, carbon emissions or energy use that in turn could result in a reduction in demand for hydrocarbon-based fuel. In fact, a number of countries and organizations have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures or international treaties may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions. Additionally, some institutional investors and banks have indicated a focus on matters affecting the environment, which may result in reduced investment in, or financing available to, the hydrocarbon-based industry.

Governments could also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy. These requirements could reduce demand for oil and natural gas and therefore the services provided by the Company. Alternatively, changes in U.S. law permitting additional drilling on federal lands could divert capital from offshore exploration. In addition, new environmental or emissions control laws or regulations may require an increase in the Company’s operating costs and/or in its capital spending for additional equipment or personnel to comply with such requirements and could also result in a reduction in revenues due to downtime required for the installation of such equipment. Moreover, various international conventions and federal, state or international laws have significantly increased their regulation of vessel fuel and emissions in recent years, and this trend is likely to continue. Any of these developments, requirements or initiatives could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

A violation of the Foreign Corrupt Practices Act of 1977 ("FCPA") or similar worldwide anti-bribery laws may adversely affect the Company’s business and operations.

In order to effectively compete in certain foreign jurisdictions, the Company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the Company is subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. The Company has stringent policies and procedures in place to enforce compliance with the FCPA. Nevertheless, the Company does business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary and the Company may be held liable for actions taken by its strategic or local partners even though these partners may not be subject to the FCPA. The Company’s personnel and intermediaries, including its local operators and strategic partners, may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which it operates or may operate in the future. As a result, the Company faces the risk that an unauthorized payment or offer of payment could be made by one of its employees or intermediaries, even if such parties are not always subject to the Company’s control or are not themselves subject to the FCPA or other similar laws to which the Company may be subject. Any allegation or determination that the Company has violated the FCPA (or any other applicable anti-bribery laws in countries in which the Company does business, including the U.K. Bribery Act 2010) could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company has significant international operations, which subjects it to risks. Unstable political, military and economic conditions in foreign countries where a significant proportion of the Company’s operations is conducted could materially adversely impact its business.

The Company operates vessels and transacts other business worldwide. For the years ended December 31, 2019, 2018 and 2017, 78%, 36% and 82%, respectively, of the Company’s operating revenues and $(12.8) million, $(3.0) million and $2.0 million respectively, of its equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas, tariffs and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and natural gas industry and, correspondingly, on the Company should it operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.

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

Activity outside the U.S. involves additional risks, including the possibility of:

•

U.S. embargoes or restrictive actions and regulations by U.S. and foreign governments that could limit the Company’s ability to provide services in foreign countries or cause retaliatory actions by such governments;

•	a change in, or the imposition of, withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	limitations on the repatriation of earnings or currency exchange controls and import/export quotas;
•	unwaivable, burdensome local cabotage and local ownership laws and requirements;
•	nationalization, expropriation, asset seizure, blockades and blacklisting;
•	limitations in the availability, amount or terms of insurance coverage;
•	loss of contract rights and inability to enforce contracts;
•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist acts, piracy and kidnapping;
•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for the Company’s services and its profitability;
•	potential noncompliance with a wide variety of laws and regulations, such as the FCPA, and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010;
•	labor strikes;
•	import or export quotas and other forms of public and government regulation;
•	changes in general economic and political conditions;
•	difficulty in staffing and managing widespread operations, including the ability to transfer qualified labor to local operations; and
•	inadequate or delayed response to natural disasters on other major incidents or events in less developed countries.

On January 31, 2020, the United Kingdom, or U.K., government commenced the legal process of leaving the European Union, typically referred to as “Brexit.” There remains significant uncertainty about when and how the U.K. will officially exit the European Union, if at all, and the possible effects of Brexit including but not limited to, the imposition of trade barriers and increased costs throughout Europe, changes in European manufacturing and employment markets, and currency fluctuations. In addition, Brexit may lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the U.K. determines which E.U. treaties, laws and regulations to replace or replicate, including those governing maritime, labor, environmental, competition and other matters applicable to the provision of support vessel services. While the full effects of Brexit will not be known for some time, Brexit could cause disruptions to, and create uncertainty surrounding, our business including affecting the Company’s relationships with its existing and future customers, suppliers and employees in its North Sea fleet and crew transfer operations. The most immediate effect of the expected Brexit has been significant volatility in global equity and debt markets and currency exchange rate fluctuations. These uncertainties could increase volatility in the market and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s results could be impacted by U.S. social, political, regulatory and economic conditions as well as by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. government.

Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade (including the U.S. trade agreements and U.S. tariff policies), travel to and from the U.S., immigration, manufacturing, development and investment in the territories and countries in which the Company operates, and any negative sentiments or retaliatory actions towards the U.S. as a result of such changes, could adversely affect the global marine and support transportation services industry. Recent changes in U.S. foreign policy have created significant uncertainty about the future relationship between the U.S. and China, as well as with other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. Changes in these policies may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

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

As of December 31, 2019, the Company has $398.0 million of outstanding indebtedness, including the Convertible Senior Notes and obligations under secured notes and credit facilities secured by mortgages on various vessels. This includes the $130.0 million loan facility that was entered into by SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly owned subsidiary of SEACOR Marine, on September 26, 2018.

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

The operation of offshore support and related vessels is subject to various risks, including catastrophic disaster, adverse weather, mechanical failure and collision. For instance, the Company’s operations in the U.S. Gulf of Mexico may be adversely affected by weather. The Atlantic hurricane season typically runs from June through November. Tropical storms and hurricanes may limit the Company’s ability to operate vessels in the proximity of storms, reduce oil and natural gas exploration, development and production activity, and could result in the Company incurring additional expenses to secure equipment and facilities. They may also require the Company to evacuate its vessels, personnel and equipment out of the path of a storm. Additional risks to vessels include adverse sea conditions, capsizing, grounding, oil and hazardous substance spills and navigation errors. These risks could endanger the safety of the Company’s personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. Any such events would likely result in negative publicity for the Company and adversely affect its safety record, which would affect demand for its services in a competitive industry. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.

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

These types of significant transactions may present material risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, unexpected expenses, inadequate return of capital, potential acceleration of taxes currently deferred, regulatory or compliance issues, the triggering of certain covenants in the Company’s debt instruments (including accelerated repayment) and other unidentified issues not discovered in due diligence. If the Company was to complete such an acquisition, disposition, investment or other strategic transaction, it may require additional debt or equity financing that could result in a significant increase in the amount of debt the Company has or the number of outstanding shares of its Common Stock. As a result of the risks inherent in such transactions, the Company cannot guarantee that any such transaction will ultimately result in the realization of the anticipated benefits of the transaction or that significant transactions will not have a material adverse impact on the Company’s business, financial positions, results of operations, cash flows and growth prospects.

If the Company does not restrict the amount of ownership of its Common Stock by non-U.S. citizens, it could be prohibited from operating offshore support vessels in the United States, which would adversely impact the Company’s business and operating results.

The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of vessels used to carry passengers and cargo between points in the U.S. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews and be owned and operated by "U.S. citizens" within the meaning of the Jones Act. Compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own or operate the vessels that the Company operates in U.S. coastwise trade. Although the Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects and could temporarily or permanently prohibit the Company from operating vessels in the U.S. coastwise trade. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U. S. vessel documentation laws.

Repeal, amendment, suspension or non-enforcement of the Jones Act would result in additional competition for the Company and could have a material adverse effect on the Company’s business.

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

Repeal, substantial amendment, waiver or substantial reinterpretation of provisions of the Jones Act could significantly adversely affect the Company by, among other things, resulting in additional competition from competitors with lower operating costs, because of their ability to use vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. points could be opened to foreign-flag or foreign-built vessels. Because foreign vessels may have lower construction costs and operate at significantly lower costs than companies operating in the U.S. coastwise trade, such a change could significantly increase competition in the U.S. coastwise trade, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

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

The Company’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-laws limit the ownership of Common Stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act. These restrictions may affect the liquidity of the Company’s Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights.

Under the Jones Act, at least 75% of the outstanding shares of each class or series of the Company’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of the Company’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-Laws are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of the Company’s Common Stock.

Under the provisions of the Company’s Third Amended and Restated Certificate of Incorporation, the aggregate percentage of ownership by non-U.S. citizens of any class or series of the Company’s capital stock is limited to 22.5% of the outstanding shares of each such class or series to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. The Company’s Third Amended and Restated Certificate of Incorporation also restricts ownership of shares of any class or series of its capital stock by a single non-U.S. citizen (and any other non-U.S. citizen whose ownership position would be aggregated with such non-U.S. citizen for purposes of the Jones Act) to not more than 4.9% of the outstanding shares of each such class or series. The Company refers to such percentage limitations on ownership by persons who are not U.S. citizens within the meaning of the Jones Act as the "applicable permitted percentage."

The Company’s Third Amended and Restated Certificate of Incorporation provides that any transfer or purported transfer of any shares of any class or series of its capital stock that would otherwise result in ownership (of record or beneficially) by non-U.S. citizens of shares of such class or series in excess of the applicable permitted percentage will be void and ineffective, and neither the Company nor its transfer agent will register any such transfer or purported transfer in the Company records or recognize any such transferee or purported transferee as a stockholder of the Company for any purpose (including for purposes of voting and dividends) except to the extent necessary to effect the remedies available to the Company under its Third Amended and Restated Certificate of Incorporation.

In the event such transfer restriction would be ineffective for any reason, the Company’s Third Amended and Restated Certificate of Incorporation provides that if any transfer would otherwise result in ownership (of record or beneficially) by non-U.S. citizens of shares of such class or series in excess of the applicable permitted percentage, such transfer will cause such excess shares to be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries that are U.S. citizens within the meaning of the Jones Act. The proposed transferee will have no rights in the shares transferred to the trust, and the trustee, who will be a U.S. citizen chosen by the Company and unaffiliated with the Company or the proposed transferee, will have all voting, dividend and distribution rights associated with the shares held in the trust. The trustee will sell such excess shares to a U.S. citizen within 20 days of receiving notice from the Company (or as soon thereafter as a sale may be effected in compliance with all applicable securities laws) and distribute to the proposed transferee the lesser of the price that the proposed transferee paid for such shares and the amount received from the sale, and any gain from the sale will be paid to the charitable beneficiary of the trust.

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

To the extent that the above trust transfer provisions would be ineffective for any reason to prevent ownership (of record or beneficially) by non-U.S. citizens of the shares of any class or series of the Company’s capital stock in excess of the applicable permitted percentage, the Company’s Third Amended and Restated Certificate of Incorporation provides that the Company, in its sole discretion, shall be entitled to redeem all or any portion of such excess shares most recently acquired (as determined by the Company in accordance with guidelines that are set forth in its Third Amended and Restated Certificate of Incorporation), by non-U.S. citizens, or owned (of record or beneficially) by non-U.S. citizens as a result of a change in citizenship status or a repurchase or redemption by the Company of shares of its capital stock, at a redemption price based on a fair market value formula that is set forth in the Company’s Third Amended and Restated Certificate of Incorporation. The per share redemption price may be paid, as determined by the Company’s Board of Directors, by cash, promissory notes, warrants or a combination thereof. Such excess shares shall not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by the Company. As a result of the above provisions, a proposed transferee or owner of the Company’s Common Stock that is a non-U.S. citizen may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss. Further, the Company may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case its financial condition may be materially weakened.

So that the Company may ensure its compliance with the Jones Act, its Third Amended and Restated Certificate of Incorporation permits the Company to require that any record or beneficial owner of any shares of its capital stock provide the Company with certain documentation concerning such owner’s citizenship. These provisions include a requirement that every person acquiring, directly or indirectly, five percent (5%) or more of the shares of any class or series of the Company’s capital stock must provide the Company with specified citizenship documentation. In the event that any person does not submit such requested or required documentation to the Company, the Company’s Third Amended and Restated Certificate of Incorporation provides it with certain remedies, including the suspension of the voting rights of such person's shares of the Company’s capital stock and the payment of dividends and distributions with respect to those shares into an escrow account. As a result of non-compliance with these provisions, a record or beneficial owner of the shares of Common Stock may lose significant rights associated with those shares.

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

The Company’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-Laws contain provisions prohibiting ownership of its Common Stock by persons who are not U.S. citizens within the meaning of the Jones Act, in the aggregate, in excess of 22.5% of such shares, in order to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. The Company’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-Laws permit the Company to redeem such excess shares in the event that the transfer of such excess shares to a trust for sale would be ineffective. The per share redemption price may be paid, as determined by the Company’s board of directors, by cash, promissory notes or warrants. However, the Company may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, the Company is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25% of any such class or series of its capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, the Company will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would likely have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company’s U.S.-flag vessels are subject to requisition for ownership or use by the United States in case of national emergency or national defense need.

The Merchant Marine Act of 1936 provides that, during a national emergency declared by presidential proclamation or a period for which the U.S. President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes the Company) and any vessel under construction in the U.S. If any of the Company’s vessels were purchased or chartered by the federal government under this law, the Company would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages it may suffer. The purchase or charter for an extended period of time by the federal government of one or more of the Company’s vessels under this law could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

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

The Company may seek to sell some of its vessels to provide liquidity and cash flow. However, given the current downturn in the oil and natural gas industry, there may not be sufficient activity in the market to sell the Company’s vessels and the Company may not be able to identify buyers with access to financing or to complete any such sales. Even if the Company is able to locate appropriate buyers for its vessels, any sales may occur on less favorable terms than the terms that might be available in a more liquid market or at other times in the business cycle. In addition, the terms of the Company’s current and future indebtedness may limit its ability to sell assets, including vessels, or require that it use the proceeds from any such sale in specified manner.

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

The Company participates in domestic and international joint ventures to further expand its capabilities, share risks and gain access to local markets. Due to the nature of joint venture arrangements, the Company does not unilaterally control the operating, strategic and financial policies of these business ventures. Decisions are often made on a collective basis, including the purchase and sale of assets, charter arrangements with customers and management of cash, including cash distributions to partners. In addition, joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions, which means that each joint venture party may have a veto right with respect to such decisions, which could lead to deadlock in the operations of the joint venture or partnership. Decisions made by the managers or the boards of these entities may not always be the decision that is most beneficial to the Company as one of the equity holders of the entity and may be contrary to the Company’s objectives and may limit the Company’s ability to transfer its interests. Investments in joint ventures involve risks that would not be present were a third-party not involved, including the possibility that the Company’s co-ventures might become bankrupt or fail to fund their share of required capital contributions. Any failure of such other companies to meet their obligations to the Company or to third-parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, in turn, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company’s participation in industry-wide, multi-employer, defined benefit pension plans expose it to potential future losses.

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer defined benefit pension plans in the U.K., namely, the U.K. Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants. As a result, the Company may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate, and in the event that the Company withdraws from participation in one or both of these plans, it may be required to pay the plan an amount based on its allocable share of the underfunded status of the plan. Depending on the results of future actuarial valuations, it is possible that the plans could experience further deficits that will require funding from the Company, which would negatively impact its financial position, results of operations and cash flows.

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

The Company’s customers that operate wind farms may rely on tax and other government incentives, the loss of which could adversely affect their business and liquidity, and in turn the Company’s operations that support these customers.

The Company’s customers in the North Sea and elsewhere that operate wind farms may rely on government policies that support renewable energy and enhance the economic feasibility of wind farms, as well as other renewable energy projects. These policies may provide tax and other incentives to owners and operators of these projects. These tax incentives may have a significant impact on various customers' revenues and budgets each year, and therefore on their ability to operate their business, expand their operations or hire offshore service providers. Should any such tax or other incentives be modified, amended or repealed to minimize or eliminate the current levels of benefits offered, it may decrease the need for offshore service providers, which could adversely affect the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company engages in hedging activities which exposes it to risks.

For corporate purposes and also as part of its trading activities, the Company has in the past and may in the future use futures and swaps to hedge risks, such as escalation in fuel costs and movements in foreign exchange rates and interest rates. Such activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. The Company may also purchase inventory in larger than usual levels to lock in costs when it believes there may be large increases in the price of raw materials or other material used in its business. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counter-party risk due to failure of an exchange or institution with which it has entered into a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile. If the Company fails to offset such volatility, this could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

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

Attracting and retaining skilled personnel is an important factor in the Company’s future success. In addition, the success of the Company is dependent upon its ability to adequately crew its vessels. The market for qualified personnel is highly competitive and the Company cannot be certain that it will be successful in attracting and retaining qualified personnel and crewing its vessels in the future. If the Company fails to retain key personnel and hire, train and retain qualified employees, the Company may not be able to compete effectively and may have increased incident rates as well as regulatory and other compliance failures, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

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

The Company relies on information technology networks and systems, including the Internet and cloud services, to process, transmit and store electronic and financial information, manage a variety of business processes and activities, and comply with regulatory, legal and tax requirements. The Company also depends on its information technology infrastructure to capture knowledge of its business including its vessel operation systems containing information about vessel positioning and scheduling; to monitor its vessel maintenance and engine systems; to coordinate its business across its bases of operation including cargo delivery and equipment tracking; and to communicate within its organization and with customers, suppliers, partners and other third-parties. The Company’s ability to service customers and operate vessels is dependent on the continued operation of these systems. While the Company takes various precautions and has enhanced controls around its systems, its technology systems are susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, telecommunication failures, user errors, catastrophic events, or cyber-attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to its data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems, ransomware, and other electronic security breaches.

The Company’s information technology systems are in some cases integrated, so damage, disruption or shutdown to the system could result in a more widespread impact. If the Company’s information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company’s operations could be disrupted and its business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information, data loss and corruption. There is no assurance that the Company will not experience these service interruptions or cyber-attacks in the future. Recent action by the IMO’s Maritime Safety Committee and U.S. agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. The Company is unable to predict the impact of such regulations at this time. Further, as the threat of cyber-attacks continues to grow, the Company may be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerabilities to cyber-attacks.  The Company has adopted flag-state vessel security plans to comply with the IMO regulations that are going into effect in 2021.

Further, data protection laws apply to the Company in certain countries in which the Company does business. Specifically, the E.U. General Data Protection Regulation (the “GDPR”), increased penalties up to a maximum of 4% of global annual turnover for breach of the regulation. The GDPR requires mandatory breach notification, the standard for which is also followed outside the E.U., particularly in Asia. Non-compliance with data protection laws could expose the Company to regulatory investigations, which could result in fines and penalties. In addition to imposing fines, regulators may also issue orders to stop processing personal data, which could disrupt operations. The Company could also be subject to litigation from persons or corporations allegedly affected by data protection violations. Violation of data protection laws is a criminal offence in some countries, and individuals can be imprisoned or fined. Any violation of these laws or harm to the Company’s reputation could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company faces risks related to health epidemics and other outbreaks, which could significantly disrupt the Company’s operations.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease. For instance, the recent outbreak of respiratory illness caused by COVID-19, a novel coronavirus, first identified in Wuhan, Hubei Province, China, has caused delays in delivery of new build vessels and related crew preparation activities. We are currently monitoring the situation, but at this point cannot predict when the deliveries in question will be made. Historical outbreaks of Ebola in West Africa have also affected crewing and other aspects of the business, including implementation of precautions to protect the health and safety of crew and other personnel during the outbreaks. Any further outbreak of contagious diseases and other adverse public health developments, or the fear of such events, may cause similar issues or require additional restrictions and precautionary measures to be put in place. Any such restrictions or precautionary measures may curtail travel or impact the delivery of vessels to and from certain countries, or geographic regions, or the ability to crew vessels appropriately. Any prolonged disruption of our delivery schedule would likely impact our sales and operating results. We may also experience impacts to certain of our crews as a result of a health epidemic or other outbreak, which may materially and adversely affect our business, financial condition and results of operations. In addition, to the extent an outbreak of any such diseases cause a deterioration of the global economy it could impact oil and gas prices, which in turn could impact our business.

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

Risk Factors Related to the Company’s Spin-off

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

The Company and SEACOR Holdings rely on each other’s performance under various agreements entered into in connection with the Spin-off and may have indemnification and other liabilities related thereto.

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

If the Company is required to indemnify SEACOR Holdings for certain liabilities and related losses arising in connection with any of these agreements, the Company may be subject to substantial liabilities, which could materially adversely affect its financial position. Specifically, pursuant to the Distribution Agreement, the Company and SEACOR Holdings are required to use their commercially reasonable efforts to cause SEACOR Holdings to be released from any guarantees it has given to third-parties on the Company’s behalf or on behalf of the Company’s 50% or less owned companies. If SEACOR Holdings is not released under any of these guarantees, the Company is required to indemnify SEACOR Holdings for any liabilities incurred as a guarantor. As of December 31, 2019, the aggregate amount of obligations that SEACOR Holdings has guaranteed on the Company’s behalf was $22.8 million. Under the Distribution Agreement, the Company must pay SEACOR Holdings a fee of 0.5% per annum of the aggregate amount of guaranteed by SEACOR Holdings.

Under the terms of the Transition Services Agreements, the Company and SEACOR Holdings provide each other with certain support services on an interim basis following the Spin-off. Other than certain limited database access fees and administrative services between the Company and SEACOR Holdings, the interim support services terminated two years following the Spin-off.

While the Company’s dependence on support services provided by SEACOR Holdings has been significantly reduced, the Company cannot assure investors that the replaced services will be performed by the Company or an appropriate third-party as efficiently or proficiently, or on comparable terms, as such services were performed by SEACOR Holdings. Further, if the Company fails to perform under the SEACOR Marine Transition Services Agreement, depending upon the circumstance surrounding the failure, it may become liable to SEACOR Holdings for damages.

If there is a determination that the Spin-off was taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the tax opinion were incorrect or for any other reason, then SEACOR Holdings, its stockholders that are subject to U.S. federal income tax and SEACOR Marine could incur significant U.S. federal income tax liabilities.

In connection with the Spin-off, SEACOR Holdings received an opinion of its counsel, Milbank LLP (f/k/a Milbank, Tweed, Hadley & McCloy LLP), substantially to the effect that the Spin-off qualifies as a transaction that is described in Section 355 of the Code. The opinion relied on certain facts, assumptions, representations and undertakings from SEACOR Holdings and the Company regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect, SEACOR Holdings and its stockholders may not be able to rely on the opinion of counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of counsel, the Internal Revenue Services ("IRS") could determine on audit that the Spin-off was taxable if it determines that any of these facts, assumptions, representations or undertakings were not correct or had been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of SEACOR Holdings or SEACOR Marine after the Spin-off. If the Spin-off is determined to be taxable, SEACOR Holdings, its stockholders that are subject to U.S. federal income tax and the Company could incur significant U.S. federal income tax liabilities.

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

Risk Factors Related to the Company’s Common Stock

The Company’s stock price may fluctuate significantly, and investors may not be able to sell their shares at an attractive price.

The trading price of the Company’s Common Stock may be volatile and subject to wide price fluctuations in response to various factors including:

•	market conditions in the broader stock market;
•	the Company’s capital structure and liquidity;
•	commodity prices and in particular prices of oil and natural gas;
•	actual or anticipated fluctuations in the Company’s quarterly financial condition and results of operations;
•	introduction of new equipment or services by the Company or its competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	purchases and sales of large blocks of the Company’s Common Stock and the frequency and volume with which the Common Stock trades on the New York Stock Exchange;
•	additions or departures of key personnel;

•	the ability or willingness of OPEC to set and maintain production levels for oil;
•	oil and natural gas production levels by non-OPEC countries;
•	regulatory or political developments;
•	litigation and governmental investigations; and
•	changing economic conditions.

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

As with any publicly traded company, an investor’s percentage ownership in the Company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that the Company has and will continue to grant to its directors, officers and employees. For instance, in April 2018, the Company issued 2,168,586 shares of Common Stock, and warrants to purchase 674,164 shares of Common Stock at a purchase price of $0.01 per share, in a private placement for cash, and in January 2019, the Company issued 603,872 shares of Common Stock in a private placement to purchase three fast support vessels. In addition, an investor’s percentage ownership in the Company will be diluted if any of the holders of the Convertible Senior Notes exercise their right to convert the principal amount of their outstanding notes, in whole or in part, into shares of the Company’s Common Stock. Holders of the Convertible Senior Notes are entitled to convert the principal amount of their outstanding notes into shares of the Company’s Common Stock at an initial conversion rate of 23.26 shares of the Company’s Common Stock per $1,000 principal amount of the Convertible Senior Notes through November 29, 2022. The Company has granted the holders of the Convertible Senior Notes certain registration rights to assist them with the sale of Common Stock issuable upon conversion of such notes. Any substantial issuance of the Company’s Common Stock, including Common Stock issuable upon the conversion of the Convertible Senior Notes, could significantly affect the trading price of the Company’s Common Stock.

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

For as long as the Company is an “Emerging Growth Company,” it will be exempt from certain reporting requirements, including those relating to accounting standards and disclosure about its executive compensation, that apply to other public companies.

In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “Emerging Growth Companies,” including certain requirements relating to accounting standards and compensation disclosure. The Company is classified as an “Emerging Growth Company,” which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. For as long as the Company is an “Emerging Growth Company,” which may be up to five fiscal years, unlike other public companies, unless the Company elects not to take advantage of applicable JOBS Act provisions, it will not be required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholder advisory and other votes on executive compensation. The Company cannot predict if investors will find its Common Stock less attractive if it chooses to rely on these exemptions. If some investors find the Company’s Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for the Company’s Common Stock and its stock price may be more volatile.

As noted above, under the JOBS Act, “Emerging Growth Companies" can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. The Company elected not to take advantage of such extended transition period, which election is irrevocable pursuant to Section 107 of the JOBS Act.

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

Provisions in the Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws, and Delaware law may discourage, delay or prevent a change of control of the Company or changes in the Company’s management and, therefore, may depress the trading price of its Common Stock.

The Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of the Company or changes in its management, including, among other things:

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

These provisions in the Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws may discourage, delay or prevent a transaction involving a change in control of the Company that is in the best interest of its stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of the Company’s Common Stock if they are viewed as discouraging future takeover attempts.

The Company’s Third Amended and Restated By-Laws provide that, unless the Company otherwise consents in writing to an alternative forum, the Court of Chancery located in the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of the Company to itself or to its stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, or any action asserting a claim governed by the internal affairs doctrine.

The Company’s Third Amended and Restated By-Laws provide that, unless the Company otherwise consents in writing to an alternative forum, the Court of Chancery located in the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of the Company to itself or to its stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, or any action asserting a claim governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, employees or other stockholders, which may discourage such lawsuits against the Company and its directors, officers, employees or other stockholders. Alternatively, if a court were to find this provision in the Company’s Third Amended and Restated By-Laws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect its business and financial condition.

The Company does not expect to pay dividends to holders of its Common Stock.

The Company currently intends to retain its future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of its business. The Company does not intend to pay any dividends to holders of its Common Stock. As a result, capital appreciation in the price of the Company’s Common Stock, if any, will be investor's only source of gain or income on an investment in the Company’s Common Stock.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR Marine serve at the pleasure of the Board of Directors. The name, age and offices held by each of SEACOR Marine’s current executive officers are as follows:

Name	Age	Position
John Gellert	49

President, Chief Executive Officer and a director of SEACOR Marine since June 1, 2017. Prior to the Spin-off, Mr. Gellert served as the Co-Chief Operating Officer of SEACOR Holdings since February 2015 and President of SEACOR Holdings’ Offshore Marine Services segment since July 2005.  Mr. Gellert has also held various financial, analytical, chartering and marketing roles within SEACOR Holdings since joining in June 1992.  Mr. Gellert is an officer and director of certain Company subsidiaries.  Mr. Gellert serves as a member of the Executive Committee of International Support Vessel Owners Association, a member of the Board of Directors of Offshore Marine Service Association, an ex-officio member of the Executive Committee of National Ocean Industries Association, and a member of the Executive Council at Cohesive Capital Management, L.P.  Mr. Gellert graduated from Harvard College.

Jesús Llorca	44

Executive Vice President and Chief Financial Officer since April 1, 2018. Prior to his appointment, Mr. Llorca was Executive Vice President of Corporate Development since June 1, 2017. Prior to the Spin-off, Mr. Llorca was a Vice President of SEACOR Holdings since 2007. From 2004 to 2007, Mr. Llorca worked in the corporate group of SEACOR Holdings. From 2000 to 2004, Mr. Llorca worked at Nabors Drilling where he held various operational and management positions internationally. Mr. Llorca graduated from ICADE with degrees in business and law.

Gregory Rossmiller	50

Senior Vice President and Chief Accounting Officer since April 17, 2018.  Prior to his appointment, Mr. Rossmiller was the Chief Financial Officer, North America, for Applus Energy and Industry (a division of Applus Services S.A.) since June 2009.  Mr. Rossmiller was Corporate Controller of Pride International from 2005 to 2009, and Controller of Nabors Drilling International Limited (a subsidiary of Nabors Industries, Ltd.) from 2000 to 2005 and Assistant Controller from 1997 to 2000.  Prior to 1997, Mr. Rossmiller held audit positions with Cooper Industries and with the accounting firm of Deloitte & Touche.  Mr. Rossmiller attended the General Management Program at Harvard Business School and received his B.A from the University of Northern Iowa.

Anthony Weller	68

Senior Vice President and Managing Director of the International Division since June 1, 2017. Prior to the Spin-off, Mr. Weller served as Managing Director of SEACOR Holdings' Offshore Marine Services’ International Division since 2009. Previously, Mr. Weller held the positions of Vice President of Marketing and Chief Operating Officer for the International Division. At predecessor companies Mr. Weller held various commercial roles including marketing, chartering, sale & purchase, and negotiating partner joint venture agreements, as well as having shipbroking experience. With over 40 years of shipping and industry experience, Mr. Weller first joined SEACOR Holdings in 2005. He is a Master Mariner and received his B.Sc., Nautical Studies from the University of Southampton. He is also a member of various industry committees in the Middle East.

Andrew H. Everett II	37

Senior Vice President, General Counsel and Secretary since January 22, 2018. Prior to his appointment, Mr. Everett was an associate in the Global Corporate Group of Milbank LLP from 2008 until 2018. Mr. Everett received his J.D. from Boston College Law School and B.S. from Bentley University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

SEACOR Marine’s Common Stock began trading on the New York Stock Exchange (“NYSE”) on June 2, 2017 under the trading symbol “SMHI.” The last reported sales price on the Company’s Common Stock on February 28, 2020 was $7.95.

As of February 28, 2020, there were 116 holders of record of Common Stock.

Dividend Policy

The Company currently does not intend on paying any dividends for the foreseeable future. Any payment of future dividends will be at the discretion of SEACOR Marine’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions, including the provisions of the Company’s other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

Issuer Repurchases of Equity Securities

Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shared (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
10/01/19-10/31/19	—	—	—	—
11/01/19-11/30/19	—	—	—	—
12/01/19-12/31/19	4,683	11.80	—	—
Total	4,683	$11.80	—	—

(1)	Represents shares of Common Stock withheld for taxes on restricted stock units that vested and shares of Common Stock withheld in exchange for the exercise of outstanding warrants.

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

	Total Return Since, (1)
	Jun 2, 2017	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019
Company	100	57	57	67
S&P 500	100	111	106	128
Peer Issuers (2)	100	89	46	27

(1)	Total returns assume the reinvestment of dividends.
(2)

The Peer Issuer group is comprised of publicly traded companies selected on an industry basis. The Peer Issuer group data is calculated using the share prices for the following companies participating in the offshore marine industry: Soldstad Farstad ASA, Hornbeck Offshore Services, Inc., Tidewater Inc., DOF ASA and Bourbon Corp, other than with respect to the December 31, 2019 value, which excludes Bourbon Corp as the listing of its shares was suspended in October 2019 in connection with its reorganization proceedings.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL INFORMATION.

The following table sets forth for the periods indicated (in thousands, except share data and statistics), selected historical consolidated and combined financial data and certain operating data for the Company. Such financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in Parts II and IV, respectively, of this Annual Report on Form 10- K.

	For the years ended December 31,
	2019	2018	2017	2016	2015
Net Operating Revenues	$201,492	$203,567	$123,421	$157,176	$292,820
Net Loss from Continuing Operations	$(98,334)	$(83,422)	$(39,529)	$(134,715)	$(31,882)
Income (Loss) from Continuing Operations Per Common Share	$(3.55)	$(3.77)	$(1.93)	$(7.56)	$(1.82)
Total Assets	$1,009,193	$1,102,938	$1,008,504	$1,015,119	$1,208,150
Long-term Obligations (debt, leases, preferred stock)	$390,073	$387,854	$292,041	$217,805	$181,340
Cash Dividends Per Common Share	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) below presents the Company’s operating results for each of the three years in the period ended December 31, 2019, and its financial condition as of December 31, 2019 and 2018. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements. See “Forward Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

The Company provides global marine and support transportation services to offshore oil, natural gas exploration and windfarm development and production facilities worldwide. As of December 31, 2019, the Company and its joint ventures operated a diverse fleet of 149 support and specialty vessels, of which 98 were owned or leased-in, 47 were joint-ventured, and four were managed on behalf of unaffiliated third-parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

The Company and its joint ventures operate and manage a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations including wind farms, (ii) handle anchors and mooring equipment required to tether rigs to the seabed, (iii) and assist in placing them on location and moving them between regions, (iv) provide construction, well work-over, maintenance and decommissioning support and (v) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists.

Recent Developments

Amendment of Falcon Global Credit Agreement. On February 7, 2020, SEACOR Marine Holdings Inc. (“SEACOR Marine”), Falcon Global USA LLC (“FGUSA”), an indirect subsidiary of SEACOR Marine, and certain subsidiaries of FGUSA, entered into a Consent, Agreement and Omnibus Amendments agreement (the “Omnibus Amendment”) to that certain (i) $131.1 million term and revolving loan facility, dated as of February 8, 2018, with a syndicate of lenders administered by JP Morgan Chase Bank, N.A. (the “Credit Facility”) and (ii) obligation guaranty issued by SEACOR Marine, dated February 8, 2018, pursuant to which SEACOR Marine provides a guarantee of certain limited obligations of FGUSA under the Credit Facility (the “Guaranty”). The Omnibus Amendment provides for, among other things (i) the extension from March 2020 to March 2021 of the commencement of monthly repayment of the term loan, with payments being the lesser of (a) $0.8 million per month and (b) the amount outstanding under the term loan and (ii) the extension of the term of the Guaranty for an additional one year from February 8, 2020 to February 8, 2021. As of February 7, 2020, there was $117.3 million of principal outstanding under the Credit Facility, comprised of $102.3 million of principal outstanding under the term loan facility and $15.0 million outstanding under the revolving loan facility.

Sale of North Sea Standby Safety Fleet. On December 2, 2019, SEACOR Capital (UK) Limited (“SEACAP”), a wholly-owned subsidiary of SEACOR Marine, completed the sale of its standby safety fleet business, which we refer to as the ERRV fleet, for approximately $27.4 million, resulting in the recognition of a loss of $9.1 million. Additional consideration of up to £4 million (equivalent to approximately $5.2 million based on the exchange rate at the time of sale) may be payable to SEACAP based on revenue targets being achieved in 2020 and 2021. For all periods described in this MD&A, the ERRV fleet and its operations are classified as discontinued operations. Unless the context indicates otherwise, all of the results presented exclude the standby safety operations which are classified as discontinued operations.

Costs and Restructuring Initiatives. During the third quarter of 2019, the Company initiated certain cost reduction initiatives to better align its operating expenses with the current state of its business and the offshore marine industry, including a reduction of workforce, reorganization of the management structure, closure and/or consolidation of certain facilities and streamlining of operations.  The Company expects these initiatives, which will impact all of its reportable segments, to be completed by the second quarter of 2020 and is targeting annualized recurring savings of at least $8.0 million once completed. For the year ended December 31, 2019, the Company incurred one-time restructuring charges totaling $3.7 million related to these restructuring activities.  Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities.

Trends Affecting the Offshore Marine Business

The market for offshore oil and natural gas drilling has historically been cyclical. Demand for offshore support vessels is highly correlated to the price of oil and natural gas as those prices significantly impact the Company’s customers’ exploration and drilling activity levels. Oil and natural gas prices tend to fluctuate based on many factors, including global economic activity, levels of reserves and production activity. Price levels for oil and natural gas have and will continue to influence demand for offshore marine services. In addition to the price of oil and natural gas, the availability of acreage, local tax incentives or disincentives, drilling moratoriums and other regulatory actions, and requirements for maintaining interests in leases affect activity in the offshore oil and natural gas industry. Factors that influence the level of offshore exploration and drilling activities include:

•	expectations as to future oil and natural gas commodity prices;
•	customer assessments of offshore drilling prospects compared with land-based opportunities, including newer or unconventional opportunities such as shale;
•	customer assessments of cost, geological opportunity and political stability in host countries;
•	worldwide demand for oil and natural gas;
•	the ability or willingness of OPEC to set and maintain production levels and pricing;
•	the level of oil and natural gas production by non-OPEC countries;
•	the relative exchange rates for the U.S. dollar; and
•	various U.S. and international government policies regarding exploration and development of oil and natural gas reserves.

Offshore oil and natural gas market conditions deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. While oil prices increased to a high of $77 per barrel in 2018, they retreated in the fourth quarter of 2018 to a low of less than $43 a barrel and did not exceed $66 per barrel during 2019. Oil prices closed on December 31, 2019 at less than $62 per barrel. The Company has continued to experience difficult market conditions as these declines and continued volatility in oil and natural gas prices, have led to a general decrease in exploration and production activities, and a particular decrease in offshore drilling associated activity. The Company’s operating results have been negatively impacted as oil and gas producing companies focused on cost reduction and cut capital spending budgets.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel's physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of December 31, 2019, 14 of the Company’s 98 owned and leased-in in-service vessels were cold-stacked worldwide, and an additional four owned vessels were retired and removed from service.

Certain Components of Revenues and Expenses

The Company operates its fleet in five principal geographic regions: the U.S., primarily in the Gulf of Mexico; Africa, primarily in West Africa; the Middle East and Asia; Latin America, primarily in Mexico, Brazil and Guyana; and Europe, primarily in the North Sea. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are also redeployed among the geographic regions, subject to flag restrictions, as changes in market conditions dictate. The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of the Company’s operating results and cash flows. Unless a vessel is cold-stacked, there is little reduction in daily running costs and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization. The Company manages its fleet by utilizing a global network of shore side support, administrative and finance personnel.

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

Direct Operating Expenses. The aggregate cost of operating the Company’s fleet depends primarily on the size and asset mix of the fleet. The Company’s direct operating costs and expenses, other than leased-in equipment expense, are grouped into the following categories:

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

Leased-in Equipment. In addition to the Company’s owned fleet, it operates leased-in vessels from lessors under bareboat charter arrangements that currently expire between 2020 and 2021. Certain of these vessels were previously owned and subject to sale and leaseback transactions with their lessors.

Impairments. As a result of the difficult conditions experienced in the offshore oil and natural gas markets beginning in the second half of 2014 and the corresponding reductions in utilization and rates per day worked of its fleet, the Company identified indicators of impairment and has over the past few years recognized impairment charges primarily associated with its AHTS fleet, its liftboat fleet, certain specialty vessels and vessels removed from service. When reviewing its fleet for impairment, the Company groups vessels with similar operating and marketing characteristics, including cold-stacked vessels expected to return to active service, into vessel classes. All other vessels, including vessels retired and removed from service, are evaluated for impairment on a vessel by vessel basis.

During 2019, the Company recorded impairment charges of $12.0 million associated with its AHTS fleet (four owned and one leased-in vessel), four FSVs and one leased-in supply vessel. During 2018, the Company recorded impairment charges of $14.6 million primarily associated with its AHTS fleet (four owned and three leased-in vessels) and one specialty vessel. During 2017, the Company recorded impairment charges of $27.5 million primarily associated with its AHTS vessels, one leased-in supply vessel removed from service, one owned FSV removed from service and two owned in-service specialty vessels. No material impairment charges were recognized in 2018. Estimated fair values for the Company’s owned vessels were established by independent appraisers and other market data such as recent sales of similar vessels. For information regarding the Company’s vessel fair value measurement determinations, see “Note 11. Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If market conditions continue to decline from the presently depressed utilization and rates per day worked experienced over the last three years, fair values based on future appraisals could decline significantly.

The Company’s other vessel classes and other individual vessels in active service and cold-stacked status, for which no impairment was deemed necessary, have generally experienced a less severe decline in utilization and rates per day worked based on specific market factors. The market factors include vessels with more general utility to a broad range of customers (e.g., FSVs), vessels required for customers to meet regulatory mandates and operating under multiple year contracts or vessels that service customers outside of the offshore oil and natural gas market (e.g., crew transfer vessels).

For vessel classes and individual vessels with indicators of impairment, but which were not impaired as of December 31, 2019, the Company has estimated that their future undiscounted cash flows exceed their current carrying values by more than 40%. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, or remain stagnant at current levels, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

Consolidated Results of Operations

For the years ended December 31, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	2019		2018		2017
Time Charter Statistics:
Average Rates Per Day Worked (excluding crew transfer)	$10,546		$10,070		$8,481
Average Rates Per Day	$7,038		$6,927		$5,264
Fleet Utilization (excluding crew transfer)	60%		52%		36%
Fleet Utilization	67%		59%		50%
Fleet Available Days (excluding crew transfer)	24,576		28,634		28,550
Fleet Available Days	38,491		42,415		42,055
Operating revenues:
Time charter	$182,301	90%	$172,350	85%	$110,322	89%
Bareboat charter	5,131	3%	4,635	2%	4,636	4%
Other marine services	14,060	7%	26,582	13%	8,463	7%
	201,492	100%	203,567	100%	123,421	100%
Costs and Expenses:
Operating:
Personnel	65,512	33%	67,313	33%	54,613	44%
Repairs and maintenance	24,669	12%	27,033	13%	21,324	17%
Drydocking	5,848	3%	7,793	4%	4,976	4%
Insurance and loss reserves	6,038	3%	6,343	3%	6,029	5%
Fuel, lubes and supplies	11,327	6%	13,509	7%	8,746	7%
Other	10,331	5%	10,283	5%	9,133	7%
Leased-in equipment	16,158	8%	13,239	7%	14,449	12%
	139,883	69%	145,513	71%	119,270	97%
Administrative and general	44,726	22%	46,454	23%	49,865	40%
Depreciation and amortization	64,012	32%	68,841	34%	60,307	49%
	248,621	123%	260,808	128%	229,442	186%
Losses on Asset Dispositions and Impairments, Net	(5,397)	(3)%	(11,268)	(6)%	(23,623)	(19)%
Operating Loss	(52,526)	(26)%	(68,509)	(34)%	(129,644)	(105)%
Other (Expense) Income, Net	(30,310)	(15)%	(24,715)	(12)%	11,854	10%
Loss Before Income Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(82,836)	(41)%	(93,224)	(46)%	(117,790)	(95)%
Income Tax Benefit	(7,912)	(4)%	(13,354)	(7)%	(74,410)	(60)%
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(74,924)	(37)%	(79,870)	(39)%	(43,380)	(35)%
Equity in (Losses) Earnings of 50% or Less Owned Companies	(14,304)	(7)%	(3,552)	(2)%	3,851	3%
Income (Loss) from Continuing Operations	(89,228)	(44)%	(83,422)	(41)%	(39,529)	(32)%
(Loss) Income from Discontinued Operations, Net of Tax (including loss on disposal of $9,106)	(9,467)	(5)%	1,370	1%	989	1%
Net Income(Loss)	(98,695)	(49)%	(82,052)	(40)%	(38,540)	(31)%
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(5,858)	(3)%	(4,444)	(2)%	(5,639)	(5)%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(92,837)	(46)%	$(77,608)	(38)%	$(32,901)	(27)%

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2019
Time Charter Statistics:
Average Rates Per Day	$14,701	$9,392	$8,556	$9,449	$3,041	$7,038
Fleet Utilization	27%	87%	79%	69%	81%	67%
Fleet Available Days	9,663	5,407	8,008	1,769	13,645	38,491
Operating Revenues:
Time charter	$38,955	$44,160	$54,312	$11,460	$33,414	$182,301
Bareboat charter	1,562	—	—	3,569	—	5,131
Other	3,806	1,461	1,669	1,390	5,734	14,060
	44,323	45,621	55,981	16,419	39,148	201,492
Direct Costs and Expenses:
Operating:
Personnel	17,491	13,833	16,698	4,459	13,031	65,512
Repairs and maintenance	7,583	4,701	7,182	1,348	3,855	24,669
Drydocking	4,594	490	600	161	3	5,848
Insurance and loss reserves	2,370	1,051	1,449	311	857	6,038
Fuel, lubes and supplies	2,936	3,471	2,904	1,056	960	11,327
Other	393	4,354	3,095	1,182	1,307	10,331
	35,367	27,900	31,928	8,517	20,013	123,725
Direct Vessel Profit	$8,956	$17,721	$24,053	$7,902	$19,135	77,767
Other Costs and Expenses:
Operating:
Leased-in equipment	$10,894	$3,090	$173	$10	$1,991	16,158
Administrative and general						44,726
Depreciation and amortization	$21,947	$10,404	$16,400	$6,205	$9,056	64,012
						124,896
Losses on Asset Dispositions and Impairments, Net						(5,397)
Operating Loss						$(52,526)

As of December 31, 2019
Property and Equipment:
Historical cost	$297,392	$207,107	$292,446	$57,534	$122,499	$976,978
Accumulated depreciation	(157,514)	(57,136)	(73,039)	(16,239)	(55,034)	(358,962)
	$139,878	$149,971	$219,407	$41,295	$67,465	$618,016
Total Assets(1)	$224,229	$161,915	$250,890	$116,736	$109,874	$863,644

(1)	Total assets excludes $145,232 thousand of corporate assets.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2018
Time Charter Statistics:
Average Rates Per Day	$11,292	$9,421	$8,320	$15,991	$2,300	$6,927
Fleet Utilization	24%	87%	74%	67%	74%	59%
Fleet Available Days	14,176	5,376	8,170	1,626	13,067	42,415
Operating Revenues:
Time charter	$38,802	$43,847	$50,072	$17,343	$22,286	$172,350
Bareboat charter	—	—	—	4,635	—	4,635
Other	14,762	7,661	(887)	1,554	3,492	26,582
	53,564	51,508	49,185	23,532	25,778	203,567
Direct Costs and Expenses:
Operating:
Personnel	18,708	16,538	16,806	4,399	10,862	67,313
Repairs and maintenance	5,152	6,330	11,172	1,011	3,368	27,033
Drydocking	1,957	2,085	1,362	128	2,261	7,793
Insurance and loss reserves	2,922	1,096	1,371	495	459	6,343
Fuel, lubes and supplies	3,568	3,826	4,027	1,225	863	13,509
Other	393	4,313	3,980	1,130	467	10,283
	32,700	34,188	38,718	8,388	18,280	132,274
Direct Vessel Profit	$20,864	$17,320	$10,467	$15,144	$7,498	71,293
Other Costs and Expenses:
Operating:
Leased-in equipment	$8,240	$4,281	$224	$5	$489	13,239
Administrative and general						46,454
Depreciation and amortization	$23,227	$10,453	$18,762	$7,908	$8,491	68,841
						128,534
Losses on Asset Dispositions and Impairments, Net						(11,268)
Operating Loss						$(68,509)

As of December 31, 2018
Property and Equipment:
Historical cost	$432,336	$184,361	$306,897	$124,177	$68,812	$1,116,583
Accumulated depreciation	(224,737)	(55,206)	(81,378)	(57,002)	(43,076)	(461,399)
	$207,599	$129,155	$225,519	$67,175	$25,736	$655,184
Total Assets(1)	$351,748	$140,335	$260,002	$137,983	$18,217	$908,285

(1)	Total assets excludes $153,151 thousand of corporate assets, and $41,502 thousand of assets held-for-sale.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2017
Time Charter Statistics:
Average Rates Per Day	$8,454	$10,284	$6,873	$16,393	$2,173	$5,264
Fleet Utilization	14%	69%	59%	32%	83%	50%
Fleet Available Days	15,784	4,632	8,302	563	12,775	42,055
Operating Revenues:
Time charter	$18,079	$32,866	$33,410	$2,977	$22,990	$110,322
Bareboat charter	—	—	—	4,636	—	4,636
Other	4,217	1,080	474	552	2,140	8,463
	22,296	33,946	33,884	8,165	25,130	123,421
Direct Costs and Expenses:
Operating:
Personnel	15,621	13,419	16,883	809	7,881	54,613
Repairs and maintenance	3,594	5,957	9,037	274	2,462	21,324
Drydocking	1,828	2,180	968	—	—	4,976
Insurance and loss reserves	3,286	677	1,444	316	306	6,029
Fuel, lubes and supplies	1,485	2,815	3,727	223	496	8,746
Other	249	3,319	5,240	117	208	9,133
	26,063	28,367	37,299	1,739	11,353	104,821
Direct Vessel Profit (Loss)	$(3,767)	$5,579	$(3,415)	$6,426	$13,777	18,600
Other Costs and Expenses:
Operating:
Leased-in equipment	$8,709	$4,317	$1,092	$5	$326	14,449
Administrative and general						49,865
Depreciation and amortization	$22,060	$9,280	$17,724	$3,608	$7,635	60,307
						124,621
Losses on Asset Dispositions and Impairments, Net						(23,623)
Operating Loss						$(129,644)

As of December 31, 2017
Property and Equipment:
Historical cost	$410,475	$192,600	$326,378	$72,484	$56,367	$1,058,304
Accumulated depreciation	(230,636)	(57,228)	(100,435)	(37,281)	(34,312)	(459,892)
	$179,839	$135,372	$225,943	$35,203	$22,055	$598,412
Total Assets(1)	$310,675	$140,173	$234,471	$103,135	$13,650	$802,104

(1)	Total assets excludes $169,346 thousand of corporate assets, and $37,054 thousand of assets held-for-sale.

The following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS	FSV	Supply	Specialty	Liftboats	Crew transfer	Other Activity	Total
For the year ended December 31, 2019
Time Charter Statistics:
Average Rates Per Day	$7,961	$7,910	$6,948	$—	$22,509	$2,337	$—	$7,038
Fleet Utilization	46%	74%	72%	—%	42%	80%	—%	67%
Fleet Available Days	3,251	12,661	1,723	365	6,576	13,915	—	38,491
Operating Revenues:
Time charter	$12,008	$73,748	$8,672	$—	$62,014	$25,859	$—	$182,301
Bareboat charter	—	1,562	3,569	—	—	—	—	5,131
Other	1,652	(670)	3,025	—	5,088	1,787	3,178	14,060
	13,660	74,640	15,266	—	67,102	27,646	3,178	201,492
Direct Costs and Expenses:
Operating:
Personnel	6,021	21,864	5,930	107	19,869	9,841	1,880	65,512
Repairs and maintenance	2,116	9,096	2,139	13	7,449	3,497	359	24,669
Drydocking	179	816	387	—	4,465	—	1	5,848
Insurance and loss reserves	775	1,599	314	55	3,000	434	(139)	6,038
Fuel, lubes and supplies	721	5,197	1,079	9	3,530	728	63	11,327
Other	1,773	6,482	2,357	311	1,254	397	(2,243)	10,331
	11,585	45,054	12,206	495	39,567	14,897	(79)	123,725
Direct Vessel Profit (Loss) (1)	$2,075	$29,586	$3,060	$(495)	$27,535	$12,749	$3,257	77,767
Other Costs and Expenses:
Operating:
Leased-in equipment	$5,295	$1,407	$1,649	$—	$5,990	$—	$1,817	16,158
Administrative and general								44,726
Depreciation and amortization	$2,240	$22,966	$4,249	$511	$24,491	$7,607	$1,948	64,012
								124,896
Losses on Asset Dispositions and Impairments, Net								(5,397)
Operating Loss								$(52,526)

As of December 31, 2019
Property and Equipment:
Historical cost	$94,078	$388,460	$44,958	$14,805	$327,028	$82,645	$25,004	$976,978
Accumulated depreciation	(73,095)	(101,295)	(8,471)	(10,466)	(93,166)	(54,358)	(18,111)	(358,962)
	$20,983	$287,165	$36,487	$4,339	$233,862	$28,287	$6,893	$618,016

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

	AHTS	FSV	Supply	Specialty	Liftboats	Crew transfer	Other Activity	Total
For the year ended December 31, 2018
Time Charter Statistics:
Average Rates Per Day	$10,170	$7,382	$7,018	$—	$18,482	$2,290	$—	$6,927
Fleet Utilization	24%	60%	76%	—%	46%	73%	—%	59%
Fleet Available Days	4,150	14,495	2,295	365	7,329	13,781	—	42,415
Operating Revenues:
Time charter	$10,339	$64,046	$12,224	$—	$62,716	$23,025	$—	$172,350
Bareboat charter	—	—	4,635	—	—	—	—	4,635
Other	5,017	(2,947)	1,706	337	7,173	2,109	13,187	26,582
	15,356	61,099	18,565	337	69,889	25,134	13,187	203,567
Direct Costs and Expenses:
Operating:
Personnel	5,936	21,168	7,418	371	19,299	9,262	3,859	67,313
Repairs and maintenance	3,686	11,186	1,656	93	6,485	3,432	495	27,033
Drydocking	2,523	539	3,232	(6)	1,493	12	—	7,793
Insurance and loss reserves	857	1,579	511	85	3,042	420	(151)	6,343
Fuel, lubes and supplies	1,788	4,194	1,847	152	4,788	671	69	13,509
Other	2,239	5,706	2,783	334	2,040	538	(3,357)	10,283
	17,029	44,372	17,447	1,029	37,147	14,335	915	132,274
Direct Vessel Profit (Loss) (1)	$(1,673)	$16,727	$1,118	$(692)	$32,742	$10,799	$12,272	71,293
Other Costs and Expenses:
Operating:
Leased-in equipment	$7,411	$1,367	$212	$—	$2,561	$—	$1,688	13,239
Administrative and general								46,454
Depreciation and amortization	$3,390	$24,475	$6,276	$1,129	$23,644	$9,056	$871	68,841
								128,534
Losses on Asset Dispositions and Impairments, Net								(11,268)
Operating Loss								$(68,509)

As of December 31, 2018
Property and Equipment:
Historical cost	$197,344	$404,310	$64,284	$25,683	$329,473	$73,589	$21,900	$1,116,583
Accumulated depreciation	(168,731)	(98,580)	(37,202)	(20,433)	(71,887)	(46,614)	(17,952)	(461,399)
	$28,613	$305,730	$27,082	$5,250	$257,586	$26,975	$3,948	$655,184

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

	AHTS	FSV	Supply	Specialty	Liftboats	Crew transfer	Other Activity	Total
For the year ended December 31, 2017
Time Charter Statistics:
Average Rates Per Day	$10,810	$7,729	$6,357	$12,000	$13,463	$2,171	$—	$5,264
Fleet Utilization	22%	47%	53%	1%	19%	79%	—%	50%
Fleet Available Days	5,110	14,645	2,310	1,095	5,390	13,505	—	42,055
Operating Revenues:
Time charter	$11,917	$53,370	$7,725	$148	$13,959	$23,203	$—	$110,322
Bareboat charter	—	—	4,636	—	—	—	—	4,636
Other	397	196	(289)	547	1,265	1,928	4,419	8,463
	12,314	53,566	12,072	695	15,224	25,131	4,419	123,421
Direct Costs and Expenses:
Operating:
Personnel	10,008	19,947	5,178	1,466	9,725	8,239	50	54,613
Repairs and maintenance	2,550	11,135	1,149	213	3,598	2,679	—	21,324
Drydocking	505	2,920	—	600	951	—	—	4,976
Insurance and loss reserves	1,035	1,269	344	219	2,948	335	(121)	6,029
Fuel, lubes and supplies	1,337	3,426	1,153	241	2,067	527	(5)	8,746
Other	(1,378)	6,817	1,712	416	1,187	376	3	9,133
	14,057	45,514	9,536	3,155	20,476	12,156	(73)	104,821
Direct Vessel Profit (Loss) (1)	$(1,743)	$8,052	$2,536	$(2,460)	$(5,252)	$12,975	$4,492	18,601
Other Costs and Expenses:
Operating:
Leased-in equipment	$7,470	$2,236	$663	$—	$2,579	$—	$1,501	14,449
Administrative and general								49,865
Depreciation and amortization	$9,686	$19,342	$7,365	$2,022	$11,173	$8,793	$1,926	60,307
								124,621
Losses on Asset Dispositions and Impairments, Net								(23,623)
Operating Loss								$(129,644)

As of December 31, 2017
Property and Equipment:
Historical cost	$198,222	$424,865	$105,360	$30,529	$196,504	$65,976	$36,848	$1,058,304
Accumulated depreciation	(174,159)	(89,980)	(51,494)	(19,304)	(54,161)	(40,358)	(30,436)	(459,892)
	$24,063	$334,885	$53,866	$11,225	$142,343	$25,618	$6,412	$598,412

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

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the years ended December 31, the Company’s direct vessel profit (loss) in the U.S. as follows (in thousands, except statistics):

	2019		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$7,155		$31,648		$35,496
FSV	8,768		6,779		7,847
Supply	—		6,953		7,662
Liftboats	19,563		13,869		8,784
Overall	14,701		11,292		8,454
Utilization:
AHTS	9%		1%		1%
FSV	39%		25%		19%
Supply	—%		11%		24%
Liftboats	29%		36%		16%
Overall	27%		24%		14%
Available Days:
AHTS	1,457		2,550		3,650
FSV	2,689		5,264		6,807
Supply	—		124		320
Specialty	365		365		365
Liftboats	5,152		5,873		4,642
Overall	9,663		14,176		15,784

Operating revenues:
Time charter	$38,955	88%	$38,802	72%	$18,079	81%
Bareboat charter	1,562	4%	—	—%	—	—%
Other marine services	3,806	9%	14,762	28%	4,217	19%
	44,323	100%	53,564	100%	22,296	100%
Direct operating expenses:
Personnel	17,491	39%	18,708	35%	15,621	70%
Repairs and maintenance	7,583	17%	5,152	9%	3,594	16%
Drydocking	4,594	10%	1,957	4%	1,828	8%
Insurance and loss reserves	2,370	5%	2,922	5%	3,286	15%
Fuel, lubes and supplies	2,936	7%	3,568	7%	1,485	7%
Other	393	1%	393	1%	249	1%
	35,367	80%	32,700	61%	26,063	117%
Direct Vessel Profit (Loss)	$8,956	20%	$20,864	39%	$(3,767)	(17)%

2019 compared with 2018

Operating Revenues. Time charter revenues were $0.2 million higher in 2019 compared with 2018. On an overall basis, time charter revenues were $2.7 million higher due to net fleet additions and $0.5 million higher due to improved utilization and an increase in average dayrates. Time charter revenues were $3.0 million lower due to the repositioning of vessels between geographic regions. Other marine services were $9.4 million lower primarily due to the recognition in 2018 of revenue previously deferred due to collection concerns following the receipt of cash and due to the commencement of a bareboat contract in 2019. As of December 31, 2019, the Company had 14 of 25 owned and leased-in vessels cold-stacked in this region (two AHTS, three FSVs, eight lift boats and one specialty vessel) compared with 18 of 30 vessels as of December 31, 2018. As of December 31, 2018, the Company had two AHTS vessels retired and removed from service in this region.

Direct Operating Expenses. Direct operating expenses were $2.7 million higher in 2019 compared with 2018, due primarily to the repositioning of vessels between geographic regions and increased repair and maintenance costs.

2018 compared with 2017

Operating Revenues. Time charter revenues were $20.7 million higher in 2018 compared with 2017. On an overall basis, time charter revenues were $20.0 million higher due to net fleet additions and $1.6 million higher due to improved utilization including the reactivation of vessels from cold stack. Time charter revenues were $0.5 million lower due to the repositioning of vessels between geographic regions and $0.4 million lower due to a decrease in average day rates. As of December 31, 2018, the Company had 18 of 30 owned and leased-in vessels cold-stacked in this region (six AHTS, five FSVs, six liftboats and one specialty vessel) compared with 34 of 42 vessels as of December 31, 2017. As of December 31, 2018, the Company had four AHTS vessels and one supply vessel retired and removed from service in this region.

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

Africa, primarily West Africa. For the years ended December 31, the Company’s direct vessel profit in Africa was as follows (in thousands, except statistics):

	2019		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$8,753		$11,260		$12,039
FSV	9,840		9,926		9,526
Supply	8,429		7,512		12,014
Specialty	—		—		—
Overall	9,392		9,421		10,284
Utilization:
AHTS	94%		77%		77%
FSV	85%		88%		73%
Supply	88%		90%		82%
Specialty	—%		—%		—%
Overall	87%		87%		69%
Available Days:
AHTS	1,095		914		820
FSV	3,518		2,941		3,040
Supply	793		1,521		407
Specialty	—		—		365
Overall	5,406		5,376		4,632
Operating revenues:
Time charter	$44,160	97%	$43,847	85%	$32,866	97%
Other marine services	1,461	3%	7,661	15%	1,080	3%
	45,621	100%	51,508	100%	33,946	100%
Direct operating expenses:
Personnel	13,833	30%	16,538	32%	13,419	40%
Repairs and maintenance	4,701	10%	6,330	12%	5,957	18%
Drydocking	490	1%	2,085	4%	2,180	6%
Insurance and loss reserves	1,051	2%	1,096	2%	677	2%
Fuel, lubes and supplies	3,471	8%	3,826	8%	2,815	8%
Other	4,354	10%	4,313	8%	3,319	10%
	27,900	61%	34,188	66%	28,367	84%
Direct Vessel Profit	$17,721	39%	$17,320	34%	$5,579	16%

2019 compared with 2018

Operating Revenues. Time charter revenues were $0.3 million higher in 2019 compared with 2018. On an overall basis, time charter revenues were $1.7 million higher due to net fleet additions, $1.1 million lower due to the repositioning of vessels between geographic regions and $0.3 million lower for the core fleet. Other marine services were $6.2 million lower primarily due to the recognition in 2018 period of revenue previously deferred due to collection concerns with regard to one customer following receipt of cash. As of December 31, 2019, the Company had one specialty vessel retired and removed from service in this region.

Direct Operating Expenses. Direct operating expenses were $6.3 million lower in 2019 compared with 2018, primarily due to the repositioning of vessels between geographic regions and the timing of dry dockings and certain repair expenditures.

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

Middle East and Asia. For the years ended December 31, the Company’s direct vessel profit (loss) in the Middle East and Asia was as follows (in thousands, except statistics):

	2019		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,873		$5,871		$7,791
FSV	6,582		6,110		6,492
Supply	5,087		5,181		3,907
Specialty	—		—		12,000
Liftboats	27,177		30,505		36,000
Crew transfer	1,957		2,025		2,025
Overall	8,556		8,320		6,873
Utilization:
AHTS	49%		42%		70%
FSV	87%		81%		76%
Supply	73%		69%		51%
Specialty	—%		—%		3%
Liftboats	100%		85%		23%
Crew transfer	43%		44%		14%
Overall	79%		74%		59%
Available Days:
AHTS	699		686		640
FSV	5,088		5,390		4,433
Supply	761		528		1,584
Specialty	—		—		365
Liftboats	730		730		550
Crew transfer	730		836		730
Overall	8,008		8,170		8,302
Operating revenues:
Time charter	$54,312	97%	$50,072	102%	$33,410	99%
Other marine services	1,669	3%	(887)	(2)%	474	1%
	55,981	100%	49,185	100%	33,884	100%
Direct operating expenses:
Personnel	16,698	30%	16,806	34%	16,883	50%
Repairs and maintenance	7,182	13%	11,172	23%	9,037	27%
Drydocking	600	1%	1,362	3%	968	3%
Insurance and loss reserves	1,449	3%	1,371	3%	1,444	4%
Fuel, lubes and supplies	2,904	5%	4,027	8%	3,727	11%
Other	3,095	6%	3,980	8%	5,240	15%
	31,928	57%	38,718	79%	37,299	110%
Direct Vessel Profit (Loss)	$24,053	43%	$10,467	21%	$(3,415)	(10)%

2019 compared with 2018

Operating Revenues. Time charter revenues were $4.2 million higher in 2019 compared with 2018, primarily due to improved utilization and the repositioning of vessels between geographic regions. Other operating revenues were $2.6 million higher in 2019 compared 2018 primarily due to the termination of a revenue pooling arrangement. As of December 31, 2019, the Company had no owned and leased-in vessels cold-stacked in this region, compared with one of 22 vessels as of December 31, 2018.

Direct Operating Expenses. Direct operating expenses were $6.8 million lower in 2019 compared with 2018 primarily due to net fleet dispositions and the timing of dry dockings and certain repair expenditures.

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

Latin America. For the years ended December 31, the Company’s direct vessel profit in Latin America was as follows (in thousands, except statistics):

	2019		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
FSV	$7,059		$6,800		$—
Supply	—		—		—
Liftboats	16,259		21,852		16,393
Overall	9,449		15,991		16,393
Utilization:
FSV	66%		47%		—%
Supply	—%		—%		—%
Liftboats	78%		91%		92%
Overall	69%		67%		32%
Available Days:
FSV	1,366		900		365
Supply	—		—		—
Liftboats	403		726		198
Overall	1,769		1,626		563
Operating revenues:
Time charter	$11,460	70%	$17,343	74%	$2,977	36%
Bareboat charter	3,569	22%	4,635	20%	4,636	57%
Other marine services	1,390	8%	1,554	7%	552	7%
	16,419	100%	23,532	100%	8,165	100%
Direct operating expenses:
Personnel	4,459	27%	4,399	19%	809	10%
Repairs and maintenance	1,348	8%	1,011	4%	274	3%
Drydocking	161	1%	128	1%	—	0%
Insurance and loss reserves	311	2%	495	2%	316	4%
Fuel, lubes and supplies	1,056	6%	1,225	5%	223	3%
Other	1,182	7%	1,130	5%	117	1%
	8,517	52%	8,388	36%	1,739	21%
Direct Vessel Profit	$7,902	48%	$15,144	64%	$6,426	79%

2019 compared with 2018

Operating Revenues. Time charter and bareboat revenues were $6.9 million lower in 2019 compared with 2018, primarily due to reduced average day rates due to changes in fleet mix, the repositioning of vessels between geographical regions, and the sale of two vessels on bareboat charter. As of December 31, 2019, the Company had no owned or leased-in vessels cold-stacked in this region compared with one of seven vessels as of December 31, 2018.

Direct Operating Expenses. Direct operating expenses were $0.1 million higher in 2019 compared with 2018, primarily due to changes in fleet mix and the repositioning of vessels between geographic regions.

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

Europe, primarily North Sea. For the years ended December 31, the Company’s direct vessel profit from continuing operations in Europe was as follows (in thousands, except statistics):

	2019		2018		2017
Time Charter Statistics:
Rates Per Day Worked:
Crew transfer	2,348		2,300		2,173
Overall	3,041		2,300		2,173
Utilization:
Crew transfer	82%		75%		83%
Overall	81%		74%		83%
Available Days:
Supply	169		122		—
Liftboat	291		—		—
Crew transfer	13,185		12,945		12,775
Overall	13,645		13,067		12,775
Operating revenues:
Time charter	$33,414	85%	$22,286	86%	$22,990	91%
Other marine services	5,734	15%	3,492	14%	2,140	9%
	39,147	100%	25,778	100%	25,130	100%
Direct operating expenses:
Personnel	13,030	33%	10,862	42%	7,880	31%
Repairs and maintenance	3,855	10%	3,368	13%	2,462	10%
Drydocking	3	—%	2,261	9%	—	—%
Insurance and loss reserves	857	2%	459	2%	306	1%
Fuel, lubes and supplies	960	2%	863	3%	496	2%
Other	1,307	3%	467	2%	208	1%
	20,012	51%	18,280	71%	11,352	45%
Direct Vessel Profit	$19,135	49%	$7,498	29%	$13,778	55%

2019 compared with 2018

Operating Revenues. For crew transfer vessels, time charter revenues were $3.0 million higher, primarily due to improved utilization of the core fleet, net fleet additions and the repositioning of vessels between geographic regions. As of December 31, 2019, the Company owned 36 crew transfer vessels in this region compared with 36 as of December 31, 2018. As of December 31, 2019, the Company had no vessels in cold-stack, and one crew transfer vessel retired and removed from service in this region.

For liftboats, time charter revenues were $8.1 million higher, due to the repositioning of vessels between geographic regions.

Other Marine Services were $2.2 million higher in 2019 compared with 2018, primarily due to the charter in of a PSV from a joint venture.

Direct Operating Expenses. Direct operating expenses were $1.7 million higher in 2019 compared to 2018, primarily due to increased costs associated with the repositioning of one liftboat between geographic regions, offset by the timing of dry dockings and the recognition, in 2018, of a charge for a U.K. subsidiary’s share of a funding deficit in the Merchant Navy Ratings Pension Fund (“MNRPF”) for North Sea Mariners arising from a 2018 valuation.

2018 compared with 2017

Operating Revenues. For crew transfer vessels, time charter revenues were $0.7 million lower. Time charter revenues were $1.8 million lower due to reduced utilization and $0.6 million lower due to the repositioning of vessels between geographic regions. Time charter revenues were $1.0 million higher due to net fleet additions, $0.1 million higher due to increased average day rates and $0.6 million lower due to favorable changes in currency exchange rates.

Other Marine Services were $1.4 million higher in 2018 compared with 2017, primarily due to the charter in of a PSV from a joint venture for a portion of 2018.

As of December 31, 2018, the Company owned 36 crew transfer vessels in this region compared with 35 as of December 31, 2017. As of December 31, 2018, the Company had one crew transfer vessel cold stacked in this region.

Direct Operating Expenses. Direct operating expenses were $6.9 million higher in 2018 compared 2017, primarily due to the repositioning of vessels between geographic regions, costs associated with the charter in of a PSV from a joint venture and the recognition of a charge for a U.K. subsidiary’s share of a funding deficit in the Merchant Navy Ratings Pension Fund (“MNRPF”) for North Sea Mariners arising from a 2018 valuation.

Leased-in Equipment. Leased-in expenses were $2.9 million higher for 2019 compared with 2018 primarily due to the implementation of the new lease accounting standard, which removed the quarterly $2.3 million benefit of amortization of deferred gains on sale-leaseback vessels recognized in 2018 under the old standard. Had this benefit been allowed to be recognized in 2019, this benefit would have been partially reduced by the impairment and removal from service of two leased-in vessels during 2018. Leased-in equipment expenses were $1.2 million lower for 2018 compared with 2017 primarily due to the impairment and removal from service of a leased-in vessel during 2017.

Administrative and general. Administrative and general expenses were $1.7 million lower in 2019 compared with 2018, primarily due to lower shared service fees, offset by costs associated with the Transformation Plan. The Transformation Plan contains $3.7 million of Administration and General expenses. Absent the $3.7 million of expense related to the Transformation Plan, Administrative and General expenses would have been $5.4 million lower than 2018.

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

Depreciation and amortization. Depreciation and amortization expenses were $4.8 million lower in 2019 compared with 2018 primarily due to net fleet dispositions.

Depreciation and amortization expenses were $8.5 million higher in 2018 compared with 2017 primarily due to net fleet additions.

Losses on Asset Dispositions and Impairments, Net. During 2019, the Company recorded impairment charges of $12.0 million associated with its AHTS fleet (four owned and one leased vessel) four FSVs and one leased-in supply vessel.  The Company sold one AHTS vessel, seven FSVs, five supply vessels, three liftboats and two crew transfer vessels.  In addition, the Company sold five AHTS and one specialty vessel previously retired and removed from service and other equipment for aggregate net proceeds of $65.4 million and gains of $6.6 million.

During 2018, the Company recorded impairment charges of $14.6 million associated with its AHTS fleet (four owned and three leased vessels) and one specialty vessel.  The Company sold one AHTS vessel, nine FSVs, one supply vessel, two liftboats, and two crew transfer vessels.  In addition, the Company sold one FSV, one tow-supply vessel and one supply vessel previously retired and removed from service and other equipment for net proceeds of $17.4 million and gains of $5.7 million.

During 2017, the Company recorded impairment charges of $27.5 million primarily related to the Company’s AHTS vessels, one leased-in supply vessel removed from service, one owned FSV removed from service and two owned in-service specialty vessels. In addition, the Company sold two liftboats, one supply vessel, nine offshore support vessels previously retired and removed from service and other equipment for net proceeds of $10.9 million and gains of $3.9 million.

Other (Expense) Income, Net

For the years ended December 31, the Company’s other income (expense) was as follows (in thousands):

	2019	2018	2017
Other Income (Expense):
Interest income	$1,445	$1,222	$1,797
Interest expense	(30,056)	(27,404)	(16,044)
SEACOR Holdings management fees	—	—	(3,208)
SEACOR Holdings guarantee fees	(108)	(29)	(201)
Loss on extinguishment debt	—	(638)	—
Marketable security gains (losses), net	—	—	10,931
Derivative gains (losses), net	71	2,854	20,256
Foreign currency losses, net	(1,661)	(1,397)	(1,671)
Other, net	(1)	677	(6)
	$(30,310)	$(24,715)	$11,854

Interest income. Interest income in 2019 was higher due to loans and advances to joint ventures.

Interest expense. Interest expense was higher in 2019 compared to 2018 primarily due to higher interest rates early in the year, and interest for the financing of the SEACOR Alps following its delivery. Interest expense was higher in 2018 compared to 2017 primarily due to higher interest rates and additional interest on the Falcon Global USA debt facility, the SEACOR 88/888 debt facility and the increased borrowing under the SMFH Loan Facility.

SEACOR Holdings guarantee fees. As of December 31, 2019, SEACOR Holdings had issued guarantees in respect of certain of the Company’s obligations with a value of $22.8 million. Pursuant to the Distribution Agreement executed in connection with the Spin-off, SEACOR Holdings charges the Company a guarantee fee of 0.5% per annum on the amount of outstanding guarantees. See "Contractual Obligations and Commercial Commitments."

Loss on debt extinguishment. On September 26, 2018, the Company entered into a $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA. A portion of the proceeds ($99.9 million) was used towards the extinguishment of prior term loans. See Note 8. “Long-Term Debt” in the audited consolidated financial statements. As a result of this transaction, the Company recognized a loss of $0.6 million in fees related to the extinguishment of debt.

Marketable security gains (losses), net. Marketable security gains in 2017 of $10.9 million were primarily due to a marketable security position exited by the Company. The Company has no marketable securities for the years ended December 31, 2019 and 2018.

Derivative gains, net. Net derivative gains during 2019 and 2018 were primarily due to reductions in the fair value of the Company’s conversion option liability on its Convertible Senior Notes. The reductions in the conversion option liability were primarily the result of declines in the Company’s share price and estimated credit spread.

Foreign currency losses, net. For all periods, foreign currency losses were primarily due to the weakening of the pound sterling in relation to the euro and the U.S. Dollar underlying certain of the Company’s debt balances.

Loss on discontinued operations. On December 2, 2019, the Company completed the sale of its ERRV fleet. The Company received $27.4 million resulting is a loss on sale of $9.1 million.

Income Tax Benefit

Upon comparison of the 2018 consolidated federal tax return to the 2018 year-end tax provision, the Company recorded a return to provision adjustment related to losses from a consolidated joint venture of $2.4 million in 2019.

For 2018 the Company incurred a current tax liability of $1.4 million related to the non-qualified withdrawal of funds from a Capital Construction Fund by a partnership in which the Company held a 50% interest. The Company had previously recorded a deferred tax liability in connection with this fund.

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

For the year ending December 31, 2019, the Company’s effective income tax rate of 9.6% was lower than the Company’s statutory tax rate of 21% primarily due to foreign subsidiaries with current losses for which there is no current or future federal income tax benefit.

Equity in (Losses) Earnings of 50% or Less Owned Companies, Net of Tax

For the years ended December 31, the Company’s equity in earnings (losses) from continuing operations of 50% or less owned companies, net of tax, was as follows (in thousands):

	2019	2018	2017
MexMar	$1,054	$2,736	$10,103
Mexmar Offshore	(4,901)	—	—
Offshore Vessel Holdings	(848)	—	—
OSV Partners	(1,497)	(2,133)	1,120
Sea-Cat Crewzer	—	—	234
Sea-Cat Crewzer II	—	—	99
SEACOR Grant DIS	403	(1,058)	(306)
Falcon Global	—	—	(1,559)
Dynamic Offshore Drilling	(2,263)	(2,695)	(6,936)
SEACOSCO	(7,118)	(2,359)	—
Seacor Arabia	1,071	983	961
Other	(205)	974	135
	$(14,304)	$(3,552)	$3,851

2019 compared with 2018

MexMar. Equity earnings from MexMar decreased by $1.7 million as compared to 2018 due to lower utilization.

MexMar Offshore. Equity losses from MexMar Offshore increased by $4.9 million due to losses in the value of the investment.

Offshore Vessel Holdings.  On December 28, 2018, the Company invested $4.9 million for a 49% interest in Offshore Vessel Holdings SAPI de CV (“OVH”). The remaining 51% is owned by a subsidiary of CME. OVH invests in offshore assets and charters marine equipment. During the year ended December 31, 2019 OVH loaned $10.0 million to Operadora Productura Mexsicana, a drilling company in Mexico which owns and operates two jackup drilling rigs “OPM”, chartered in three PSV’s from UP Offshore and purchased one FSV from the Company for $2.4 million through a seller’s finance agreement.

OSV Partners.  Equity losses from SEACOR OSV Partners GP LLC and SEACOR OSV Partners LP LLC (collectively “OSV Partners”) were $0.6 million lower than 2018 primarily due to an increased utilization in 2019.

SEACOR Grant DIS. Change in equity earnings from SEACOR Grant DIS LLC (“SEACOR Grant DIS”) was due to $1.1 million loss from operations in 2018 and $0.4 million gain resulting from a release of capital call liability due to the joint venture dissolution in 2019.

Dynamic Offshore Drilling. Equity losses were reduced by $0.4 million due to decreased interest expense. The investment was fully impaired in 2019.

SEACOSCO Offshore LLC (“SEACOSCO”). The increase of $4.8 million in equity losses from SEACOSCO was primarily due to operating expenses associated with the additional new vessels entering service in the joint venture.

2018 compared with 2017

Equity losses were $6.3 million lower than 2017 primarily due to income tax benefits recognized in 2017 as a result of new U.S. tax legislation signed into law on December 22, 2017.

MexMar. Equity earnings from MexMar were $7.4 million lower than in 2017 due primarily to a $5.8 million tax benefit in 2017 and a reduction in utilization and day rates in 2018.

OSV Partners. Equity losses from SEACOR OSV Partners GP LLC and SEACOR OSV Partners LP LLC (collectively “OSV Partners”) were $3.3 million lower than 2017 primarily due to $2.4 million tax benefit in 2017.

SEACOR Grant DIS. Equity losses from SEACOR Grant DIS LLC (“SEACOR Grant DIS”) were $0.8 million greater than 2017. The company is being liquidated and the vessel was sold in November 2018.

Dynamic Offshore Drilling. Equity losses were $4.2 million less than 2017 primarily due to an impairment charge recorded in 2017.

SEACOSCO Offshore LLC (“SEACOSCO”). SEACOSCO was formed in 2018. Equity losses from SEACOSCO were primarily due to operating expenses associated with two new vessels entering service in the joint venture.

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

As of December 31, 2019, the Company had capital commitments of $35.9 million for four PSVs, one crew transfer vessel and other equipment, to be delivered in 2020. The Company has indefinitely deferred an additional $30.2 million of orders with respect to three FSVs.

As of December 31, 2019, the Company has guaranteed certain obligations on behalf of its 50% or less owned companies for $0.2 million. See “Off-Balance Sheet Arrangements.”

As of December 31, 2019, the Company had outstanding debt of $398.1 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of December 31, 2019 are as follows (in thousands):

Actual
2020	$17,802
2021	51,789
2022	26,007
2023	231,674
2024	90,800
Years subsequent to 2024	11,752
$429,824

As of December 31, 2019, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $99.9 million. As of December 31, 2019, construction reserve funds of $12.9 million were classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. The Company may access construction reserve funds for uses not originally intended when the funds were reserved, subject to the payment of related taxes and penalties. Additionally, the Company had $2.5 million available under subsidiary credit facilities.

For the years ended December 31, the following is a summary of the Company’s cash flows (in thousands):

	2019	2018	2017
Cash flows provided by or (used in):
Operating Activities	$9,447	$(59,345)	$37,636
Investing Activities	21,211	(33,467)	(31,527)
Financing Activities	(25,942)	69,250	(11,730)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(17,642)	(699)	(1,236)
Net decrease in Cash, Cash Equivalents and Restricted Cash from Discontinued Operations	3,121	8,563	637
Decrease in Cash, Cash Equivalents and Restricted Cash	$(9,805)	$(15,699)	$(6,220)

Operating Activities

Cash flows provided by operating activities increased by $68.8 million in 2019 compared with 2018. For the years ended December 31, the components of cash flows provided by (used in) operating activities were as follows (in thousands):

	2019	2018	2017
DVP:
United States, primarily Gulf of Mexico	$8,956	$20,864	$(3,767)
Africa, primarily West Africa	17,721	17,320	5,579
Middle East and Asia	24,053	10,467	(3,415)
Latin America	7,902	15,144	6,426
Europe, primarily North Sea	19,135	7,498	13,777
Operating, leased-in equipment (excluding amortization of deferred gains)	(19,339)	(21,346)	(8,118)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(40,084)	(43,840)	(51,148)
SEACOR Holdings management and guarantee fees	(108)	(29)	(3,409)
Other, net (excluding non-cash losses)	(2)	245	(6)
Dividends received from 50% or less owned companies	2,073	1,724	2,642
	20,307	8,047	(41,439)
Changes in operating assets and liabilities before interest and income taxes	8,367	(49,912)	(2,062)
Director share awards	894	893	681
Restricted stock vesting	(577)	(88)	726
Proceeds from sale of marketable securities	—	—	51,877
Cash settlements on derivative transactions, net	(536)	1,372	(512)
Interest paid, excluding capitalized interest (1)	(22,452)	(20,563)	(8,728)
Interest received	1,445	1,222	3,319
Income taxes refunded, net	1,999	(316)	33,773
Total cash flows provided by (used in) operating activities	$9,447	$(59,345)	$37,635

(1)	During 2019, 2018 and 2017, capitalized interest paid and included in purchases of property and equipment was $1.5 million, $2.4 million, and $3.6 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements and settlements with SEACOR Holdings both before and after the Spin-off.

Investing Activities

During 2019, net cash provided by investing activities was $21.2 million primarily for the following:

•

capital expenditures were $55.5 million. Equipment deliveries during the period included a total of five FSVs (three purchased from managed entities, one from an outside party and one through construction); three new construction crew transfer vessels; and two new construction PSVs;

•

the Company sold six vessels removed from service (five AHTS and one specialty), seven FSVs, five PSVs, three liftboats, one crew transfer vessel, one AHTS vessel and other equipment, resulting in $55.1 million in proceeds;

•	proceeds from the sale of the ERRV fleet, less cash retained by the purchaser was $22.3 million;
•	loans and advances to investments in 50% or less owned companies of $17.4 million, including $13.6 million in SEACOSCO; and
•	net decrease in construction reserve funds of $15.2 million

During 2018, net cash used in investing activities was $33.5 million primarily for the following:

•

capital expenditures were $51.6 million. Equipment deliveries during the period included two AHTS vessels purchased from a managed entity, six liftboats acquired through a contribution from Montco Offshore, LLC (“MOI”) to Falcon Global, two crew transfer vessels through construction and one crew transfer vessel purchased from our joint venture;

•

the Company sold one AHTS vessel, nine FSVs, one supply vessel, two liftboats and two crew transfer vessels.  In addition, the Company sold one FSV, one tow-supply vessel and one supply vessel previously retired and removed from service and other equipment for cash proceeds of $17.4 million and gains of $5.7 million ($17.3 million received in 2018 and $0.1 million of previously received deposits). In addition, the Company received $4.4 million on deposit for future sales;

•

the Company made investments in 50% or less owned companies of $43.7 million, including $29.6 million to SEACOSCO, $3.2 million to OSV Partners, $4.9 million to MEXMAR Offshore and $4.9 million to OVH;

•	construction reserve funds account transactions included withdrawals of $17.3 million;
•	the Company received a return of capital advances of $9.8 million from MexMar and capital distributions of $6.5 million from Nautical Power, LCC (“Nautical Power”); and
•	the Company sold 51% of SEACOR Marlin LLC to MexMar Offshore (MI) LLC (“MOMI”) for $8.0 million.

During 2017, net cash used in investing activities was $31.5 million primarily for the following:

•	capital expenditures and payments on fair value derivative hedges were $69.4 million. Equipment deliveries during the period included six FSVs and five supply vessels;
•

the Company sold two liftboats, one supply vessel, nine offshore support vessels previously retired and removed from service and other property and equipment for net proceeds of $10.9 million ($10.4 million received in 2017 and $0.5 million of previously received deposits). In addition, the Company received $0.1 million on deposit for future sales;

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
•

effective April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II through the acquisition of its partners’ 50% ownership interest for $9.6 million, net of cash acquired; and

•	effective April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer through the acquisition of its partners’ 50% ownership interest for $0.1 million, net of cash acquired.

Financing Activities

During 2019, net cash used by financing activities was $25.9 million. In the period, the Company:

•	made scheduled payments on long-term debt of $24.0 million;
•	purchased subsidiary shares from holders of noncontrolling interests for $3.4 million; and
•	received $1.4 million from the exercise of stock options

During 2018, net cash provided by financing activities was $69.3 million. In the period, the Company:

•	made scheduled payments on long-term debt of $26.9 million;
•	borrowed $15.0 million under the Falcon Global USA, LLC revolving loan facility (“FGUSA Revolving Loan Facility”);
•	paid $15.0 million in debtor-in-possession obligations assumed from MOI;
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

Off-Balance Sheet Arrangements

On occasion, the Company will guarantee certain obligations or provide other direct or indirect credit support for these obligations on behalf of its 50% or less owned companies. As of December 31, 2019, the Company had the following guarantee in place:

•

the Company guarantees certain of the outstanding charter receivables of one of its managed 50% or less owned companies if a customer defaults in payment and the Company either fails to take enforcement action against the defaulting customer or fails to assign its right of recovery against the defaulting customer. As of December 31, 2019, the Company’s contingent guarantee for the outstanding charter receivables was $0.2 million.

Contractual Obligations and Commercial Commitments

Prior to the Spin-Off, in the ordinary course of business, SEACOR Holdings issued guarantees in respect of certain of the Company’s obligations, including obligations under debt instruments and credit facilities, sale-leaseback transactions, letters of credit and certain invoiced amounts for funding deficits of a multi-employer defined benefit pension plan. As of December 31, 2019, the aggregate amount of obligations that SEACOR Holdings had guaranteed on the Company’s behalf was $40.6 million. Pursuant to the Distribution Agreement entered into with SEACOR Holdings in connection with the Spin-off, the Company is required to use commercially reasonable efforts to cause SEACOR Holdings to be released from these guarantees in favor of a guarantee issued by the Company. To the extent the Company is unable to cause SEACOR Holdings to be released from any of these guarantees under reasonable terms, the Company pays SEACOR Holdings a guarantee fee equal to 0.5% per annum of the amount of outstanding guarantees, which declines as the guarantee obligations are settled by the Company. The Company recognized guarantee fees in connection with sale-leaseback arrangements of $0.2 million, $0.3 million, and $0.3 million during 2019, 2018, and 2017, respectively, as additional leased-in equipment operating expenses. Guarantee fees paid to SEACOR Holdings for all other obligations are recognized as SEACOR Holdings guarantee fees. The Company indemnifies SEACOR Holdings in respect of any payments that SEACOR Holdings is required to make under any of these guarantees.

The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2019 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-term Debt (including principal and interest) (1)	$506,296	$39,204	$115,651	$338,823	$12,618
Capital Purchase Obligations (2)	35,863	35,863	—	—	—
Operating Leases (3)	28,905	15,355	7,796	1,317	4,437
Purchase Obligations (4)	5,367	5,367	—	—	—
	576,431	95,789	123,447	340,140	17,055
Other Commercial Commitments:
Letters of Credit	504	504	—	—	—
	$576,935	$96,293	$123,447	$340,140	$17,055

(1)	Estimated interest payments of the Company’s borrowings are based on contractual terms and maturities, using current rates for variable instruments.
(2)

Capital purchase obligations represent commitments for the purchase of property and equipment. These commitments are not recorded as liabilities on the Company’s consolidated balance sheet as of December 31, 2019 as the Company has not yet received the goods or taken title to the property.

(3)	Capital leases primarily include leases of vessels and other property that have a remaining term in excess of one year.
(4)	These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 8. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received.

Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2015, the Company was invoiced and expensed $19.4 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. The amounts invoiced have been re-paid in full, other than with respect to $2.6 million invoiced in 2013, for which the Company has a repayment plan with the trustees of the MNOPF to repay such invoice in full by December 31, 2023. As of December 31, 2019, the remaining current liability and long-term liability due to the MNOPF was $0.3 million and $0.7 million, respectively.

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

The cumulative funding deficits of the MNRPF were being recovered by additional annual contributions from current employers that were subject to adjustment following the results of future tri-annual actuarial valuations. In 2015, the Company was invoiced and expensed $6.9 million for its share of a funding deficit in the MNRPF. The Company had a repayment plan with the trustees of the MNRPF, for the amount to be repaid in four installments, commencing in 2015, and the amount was repaid in full during 2018. On July 20, 2018, the Company was notified of additional contributions due and recognized in the second quarter of 2018 payroll related expenses of $1.2 million (£0.9 million) for its allocated share of the cumulative funding deficit including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. These additional contributions were invoiced in September 2018 and are payable in four annual installments beginning in October 2018. As of December 31, 2019, all invoices related to the MNRPF have been settled in full. Depending upon the results of future actuarial valuations it is possible that the plan could experience further funding deficits that will require the Company to recognize payroll related operating expenses for those periods.

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

Related Party Transactions

For a discussion of the Company’s transactions with related parties, see “Note 17. Related Party Transactions” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR Marine and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.

Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income (loss) inclusive of both the Company’s and the noncontrolling interests' share, as well as the amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolled equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value. If a subsidiary is consolidated upon a change in control, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value.

The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company’s ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings from investments in 50% or less owned companies in the accompanying consolidated statements of loss as equity in earnings (losses) of 50% or less owned companies, net of tax.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from estimates and those differences may be material.

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

The Company contracts with various customers to carry out management services for vessels as agents for and on behalf of ship owners. These services include crew management, technical management, commercial management, insurance arrangements, sale and purchase of vessels, provisions and bunkering. As the manager of the vessels, the Company undertakes to use its best endeavors to provide the agreed management services as agents for and on behalf of the owners in accordance with sound ship management practice and to protect and promote the interest of the owners in all matters relating to the provision of services hereunder. The Company also contracts with various customers to carry out management services regarding engineering for vessel construction and vessel conversions. The vast majority of the ship management agreements span over the length of one to three years and are typically billed on a monthly basis. The Company transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognized revenue over the term of the contract while related costs are expensed as incurred.

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

As of December 31, 2019, the estimated useful life (in years) of each of the Company’s major categories of new offshore support vessels was as follows:

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

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by their estimated future undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. The Company performs its testing on an asset or asset group basis. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. See “Certain Components of Revenues and Expenses-Impairments” above for a discussion of impairments.

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

On January 1, 2019 unamortized deferred gains of $8.7 million, net of tax related to a sale-leaseback transaction, were fully recognized as an adjustment to the opening balance of retained earnings upon the adoption of the new lease accounting pronouncement (ASC 842).

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

On occasion, the Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Latin America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. As of December 31, 2019, the Company had no currency contracts outstanding.

As of December 31, 2019, a subsidiary of the Company whose functional currency is the pound sterling had long-term debt of €15.0 million (£12.8 million). A 10% strengthening in the exchange rate of the euro against the pound sterling as of December 31, 2019 would result in foreign currency losses of $1.8 million.

As of December 31, 2019, a subsidiary of the Company whose functional currency is the pound sterling had long-term debt of £6.0 million ($7.9 million). A 10% strengthening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2019 would result in foreign currency losses of $0.8 million.

The Company has foreign currency exchange risks related to its operations where its functional currency is the pound sterling, primarily related to vessel operations that are conducted from ports located in the United Kingdom. Net consolidated assets of £35.6 million ($48.3 million) are included in the Company’s consolidated balance sheets as of December 31, 2019. A 10% weakening in the exchange rate of the pound sterling against the U.S. dollar as of December 31, 2019 would increase other comprehensive loss by $4.8 million due to translation.

The Company’s outstanding debt is primarily in fixed interest rate instruments or variable interest rate instruments that have been fixed through corresponding interest rate swaps. As a result, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2019, the Company had outstanding variable rate debt instruments (due 2019 through 2024) subject to interest rate fluctuations totaling $187.2 million that call for the Company to pay interest based on LIBOR plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2019, the average interest rate on these variable rate borrowings was 6.0%. For each 1% increase in the applicable LIBOR rate, the Company’s annual interest payments on the non-hedged portion of the facility would increase by approximately $1.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Because of the inherent limitations in any internal control system, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2019 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.3*

First Amendment to Joint Venture Contribution and Formation Agreement, dated January 8, 2018, by and between SEACOR LB Holdings LLC and Montco Offshore, Inc. (incorporated herein by reference to Exhibit 2.1 of SEACOR Marine Holdings Inc.’s Periodic Report on Form 8-K filed with the Commission on January 9, 2018 (File No. 001-37966)).

3.1*

Third Amended and Restated Articles of Incorporation of SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2019 (File No. 001-37966)).

3.2*

Third Amended and Restated Bylaws of SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 3.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on March 19, 2019 (File No. 001-37966).

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

4.6*

Warrant, originally issued by SEACOR Marine Holdings Inc., to CEOF II Coinvestment B (DE), L.P., on May 2, 2018, (incorporated herein by reference to Exhibit 4.10 of SEACOR Marine Holdings Inc.’s Shelf Registration on Form S-3 filed with the Commission on June 15, 2018 (File No. 333-225686)).

Exhibit Number	Description

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

4.11	Description of Registrant’s Securities.

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

10.11*+

Form of Performance Restricted Stock Unit Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2019 (File No. 001-37966)).

10.12+	Compensation of Non-Employee Directors

Exhibit Number	Description

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

10.22*+

Separation and Consulting Agreement, dated July 12, 2019, by and between Robert Clemons and SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2019 (File No. 001-37966)).

10.23*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and John Gellert (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.24*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and Jesús Llorca (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.25*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and Gregory Rossmiller (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

Exhibit Number	Description

10.26*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and Andrew H. Everett II (incorporated herein by reference to Exhibit 10.5 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.27*

Amendment No. 1 to Credit Agreement and Parent Guaranty, dated as of August 6, 2019, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., DNB Bank ASA, New York Branch, DNB Markets Inc., Clifford Capital Pte. Ltd, NIBC Bank N.V. and entities identified on schedules to the Amendment No. 1. (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2019 (File No. 001-37966)).

10.28*

Agreement for the Sale and Purchase of the Share Capital of Boston Putford Offshore Safety Limited, dated as of November 1, 2019, by and among SEACOR Capital (UK) Limited, SEACOR Marine (Guernsey) Limited, Putford Phoenix Limited, Putford Defender Limited, Stirling Offshore Limited, North Star Holdco Limited and SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.29*

Amendment No. 2 to Credit Agreement, dated as of November 26, 2019, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., DNB Bank ASA, New York Branch, DNB Markets Inc., Clifford Capital Pte, Ltd, NIBC Bank N.V. and entities identified on schedules to the Amendment No. 2. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on December 3, 2019 (File No. 001-37966)).

10.30*

Consent, Agreement and Omnibus Amendments, dated as of February 7, 2020, by and among Falcon Global USA LLC, the other loan parties thereto, SEACOR Marine Holdings Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on February 11, 2020 (File No. 001-37966)).

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Marine Holdings Inc. (Registrant)

By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ John Gellert	President, Chief Executive Officer and Director	March 4, 2020
John Gellert	(Principal Executive Officer)

/s/ Jesús Llorca	Executive Vice President and Chief Financial Officer	March 4, 2020
Jesús Llorca	(Principal Financial Officer)

/s/ Gregory S. Rossmiller	Senior Vice President and Chief Accounting Officer	March 4, 2020
Gregory S. Rossmiller	(Principal Accounting Officer)

/s/ Charles Fabrikant	Non-Executive Chairman of the Board	March 4, 2020
Charles Fabrikant

/s/ Andrew R. Morse	Director	March 4, 2020
Andrew R. Morse

/s/ R. Christopher Regan	Director	March 4, 2020
R. Christopher Regan

/s/ Alfredo Miguel Bejos	Director	March 4, 2020
Alfredo Miguel Bejos

/s/ Robert D. Abendschein	Director	March 4, 2020
Robert D. Abendschein

/s/ Julie Persily	Director	March 4, 2020
Julie Persily

Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SEACOR Marine Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of loss, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification 842, Leases.

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

Houston, Texas

March 4, 2020

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$83,943	$91,597
Restricted cash	3,104	1,657
Receivables:
Trade, net of allowance for doubtful accounts of $455 and $860 in 2019 and 2018, respectively	49,128	55,048
Other	18,531	11,292
Inventories	1,228	1,977
Prepaid expenses and other	2,612	2,239
Assets held for sale	—	15,222
Total current assets	158,546	179,032
Property and Equipment:
Historical cost	976,978	1,116,583
Accumulated depreciation	(358,962)	(461,399)
	618,016	655,184
Construction in progress	74,344	88,918
Net property and equipment	692,360	744,102
Right-of-Use Asset - Operating Leases	17,313	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	124,680	121,773
Construction Reserve Funds	12,893	28,061
Other Assets	3,401	3,690
Assets Held for Sale	—	26,280
	$1,009,193	$1,102,938
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$15,099	$—
Current portion of long-term debt	17,802	16,812
Accounts payable and accrued expenses	25,691	18,089
Due to SEACOR Holdings	74	452
Accrued wages and benefits	1,832	4,122
Accrued interest	731	1,101
Accrued income taxes	—	1,918
Accrued capital, repair and maintenance expenditures	15,997	18,757
Deferred and Unearned revenues	5,327	1,460
Accrued insurance deductibles and premiums	3,564	3,403
Accrued professional fees	871	918
Derivatives	3,009	1,659
Other current liabilities	4,820	12,400
Liabilities associated with assets held for sale	—	2,526
Total current liabilities	94,817	83,617
Long-Term Operating Lease Liabilities	9,822	—
Long-Term Debt	380,251	387,854
Conversion Option Liability on Convertible Senior Notes	5,205	5,276
Deferred Income Taxes	33,905	44,685
Deferred Gains and Other Liabilities	6,269	26,571
Total liabilities	530,269	548,003
Equity:
SEACOR Marine Holdings Inc. stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 21,928,674 and 20,443,215 shares issued in 2019 and 2018, respectively	219	204
Additional paid-in capital	429,318	415,372
Retained earnings	27,076	126,834
Shares held in treasury of 47,185 and 4,007 in 2019 and 2018, respectively, at cost	(669)	(91)
Accumulated other comprehensive loss, net of tax	1,548	(16,788)
	457,492	525,531
Noncontrolling interests in subsidiaries	21,432	29,404
Total equity	478,924	554,935
	$1,009,193	$1,102,938

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF LOSS

(in thousands, except share data)

	For the years ended December 31,
	2019	2018	2017
Operating Revenues	$201,492	$203,567	$123,421
Costs and Expenses:
Operating	123,725	132,274	104,821
Administrative and general	44,726	46,454	49,865
Lease expense	16,158	13,239	14,449
Depreciation and amortization	64,012	68,841	60,307
	248,621	260,808	229,442
Losses on Asset Dispositions and Impairments, Net	(5,397)	(11,268)	(23,623)
Operating Loss	(52,526)	(68,509)	(129,644)
Other Income (Expense):
Interest income	1,445	1,222	1,797
Interest expense	(30,056)	(27,404)	(16,044)
SEACOR Holdings management fees	—	—	(3,208)
SEACOR Holdings guarantee fees	(108)	(29)	(201)
Loss on Debt Extinguishment	—	(638)	—
Marketable security gains (losses), net	—	—	10,931
Derivative gains, net	71	2,854	20,256
Foreign currency losses, net	(1,661)	(1,397)	(1,671)
Other, net	(1)	677	(6)
	(30,310)	(24,715)	11,854
Loss from Continuing Operations Before Tax Benefit and Equity in Earnings (Losses) of 50% or Less Owned Companies	(82,836)	(93,224)	(117,790)
Income Tax Expense (Benefit):
Current	4,955	9,383	(13,404)
Deferred	(12,867)	(22,737)	(61,006)
	(7,912)	(13,354)	(74,410)
Loss Before Equity in (Losses) Earnings of 50% or Less Owned Companies	(74,924)	(79,870)	(43,380)
Equity in (Losses) Earnings of 50% or Less Owned Companies, Net of Tax	(14,304)	(3,552)	3,851
Loss from Continuing Operations	(89,228)	(83,422)	(39,529)
(Loss) Income on Discontinued Operations, Net of Tax (including loss on disposal of $9,106)	(9,467)	1,370	989
Net Loss	(98,695)	(82,052)	(38,540)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(5,858)	(4,444)	(5,639)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(92,837)	$(77,608)	$(32,901)

Basic and Diluted Income (Loss) Per Common Share and Warrants of SEACOR Marine Holdings Inc.
Continuing operations	$(3.55)	$(3.77)	$(1.93)
Discontinued operations	(0.40)	0.07	0.06
	$(3.95)	$(3.70)	$(1.87)

Weighted Average Common Shares and Warrants Outstanding:
Basic and diluted shares	23,513,925	20,926,307	17,601,244

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the years ended December 31,
	2019	2018	2017
Net Loss	$(98,695)	$(82,052)	$(38,540)
Other Comprehensive Loss:
Foreign currency translation (losses) gains, net	20,157	(2,365)	4,654
Reclassification of foreign currency translation losses to foreign currency losses, net	—	—	0
Derivative (losses) gains on cash flow hedges	(1,901)	(1,939)	214
Reclassification of derivative losses on cash flow hedges to interest expense	552	31	118
Reclassification of derivative losses on cash flow hedges to equity in (losses) earnings of 50% or less owned companies	(645)	(76)	389
	18,163	(4,349)	5,375
Income tax (expense) benefit	173	(46)	(6,256)
	18,336	(4,395)	(881)
Comprehensive Loss	(80,359)	(86,447)	(39,421)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	(5,858)	(4,544)	(5,364)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(74,501)	$(81,903)	$(34,057)

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

		SEACOR Marine Holdings Inc. Stockholders' Equity
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Shares of Treasury Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2017	17,675,356	177	303,996	—	—	216,511	(12,493)	14,975	523,166
Impact of adoption of accounting principle	—	—	—	—	—	(12,069)	—	—	(12,069)
Year Ended December 31, 2017, as adjusted	17,675,356	177	303,996	—	—	204,442	(12,493)	14,975	511,097
Issuance of Common Stock	2,291,084	23	42,973	—	—	—	—	—	42,996
Issuance of Warrants	—	—	62,809	—	—	—	—	—	62,809
Amortization of employee share awards	—	—	3,494	—	—	—	—	—	3,494
Exercise of options	66,625	1	832	—	—	—	—	—	833
Exercise of Warrants	289,442	3	—	108	(3)	—	—	—	—
Restricted stock vesting	116,701	—	—	3,899	(88)	—	—	—	(88)
Director share awards	—	—	893	—	—	—	—	—	893
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(12,037)	(12,037)
Issuance of noncontrolling interests	—	—	375	—	—	—	—	31,010	31,385
Net loss	—	—	—	—	—	(77,608)	—	(4,444)	(82,052)
Other comprehensive loss	—	—	—	—	—	—	(4,295)	(100)	(4,395)
Year Ended December 31, 2018	20,439,208	$204	$415,372	4,007	$(91)	$126,834	$(16,788)	$29,404	$554,935
Impact of adoption of accounting principle	—	—	—	—	—	10,416	—	—	10,416
Year Ended December 31, 2018, as adjusted	20,439,208	204	415,372	4,007	(91)	137,250	(16,788)	29,404	565,351
Issuance of Common Stock	653,872	7	6,589	—	—	—	—	—	6,596
Restricted stock grants	245,400	2	—	—	—	—	—	—	2
Cancellation of restricted stock grants	(2,200)	—	—	—	—	—	—	—
Amortization of employee share awards	—	—	5,046	—	—	—	—	—	5,046
Exercise of options	113,750	1	1,420	—	—	—	—	—	1,421
Exercise of Warrants	444,391	4	—	—	(1)	—	—	—	3
Restricted stock vesting	(43,129)	—	(2)	43,129	(577)	—	—	—	(579)
Director share awards	30,197	1	893	49	—	—	—	—	894
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(2,114)	(2,114)
Sale of Standby Safety Fleet	—	—	—	—	—	(17,399)	—	—	(17,399)
Dissolution of Entity	—	—	—	—	—	62	—	—	62
Net loss	—	—	—	—	—	(92,837)	—	(5,858)	(98,695)
Other comprehensive loss	—	—	—	—	—	—	18,336	—	18,336
Year Ended December 31, 2019	21,881,489	$219	$429,318	47,185	$(669)	$27,076	$1,548	$21,432	$478,924

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2019	2018	2017
Cash Flows from Continuing Operating Activities:
Net Loss	$(98,334)	$(83,422)	$(39,529)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	64,012	68,841	60,307
Deferred financing cost amortization	1,182	2,018	2,344
Amortization of deferred gains against charter expense	—	(8,037)	(8,118)
Debt discount and issue cost amortization, net	5,662	5,348	4,448
Director share awards	894	893	681
Restricted stock amortization	5,046	3,494	638
Restricted stock vesting	(577)	(88)	88
Bad debt (recoveries) expense	(404)	(880)	(1,283)
Losses on asset dispositions and impairments, net	5,397	11,268	23,623
Loss on sale of Emergency Response Rescue Vessels ("ERRV")	9,106	—	—
Gain from other sales	—	(428)	—
Marketable security (gains) losses, net	—	—	(10,931)
Purchases of marketable securities	—	—	—
Proceeds from sale of marketable securities	—	—	51,877
Derivative gains, net	(71)	(2,854)	(20,256)
Cash settlements on derivative transactions, net	(536)	1,372	(512)
Foreign currency losses, net	1,661	1,397	1,671
Deferred income tax benefit	(12,867)	(22,737)	(61,006)
Equity in (earnings) losses of 50% or less owned companies, net of tax	14,304	3,552	(3,851)
Dividends received from 50% or less owned companies	2,073	1,724	2,642
Changes in operating assets and liabilities:
Decrease (increase) in receivables	8,487	(18,621)	31,263
Decrease in prepaid expenses and other assets	103	1,054	6,243
Decrease (Increase) in accounts payable, accrued expenses and other liabilities	4,309	(23,239)	(2,703)
Net cash provided by (used in) operating activities	9,447	(59,345)	37,636
Cash Flows from Investing Activities:
Purchases of property and equipment	(55,456)	(51,578)	(68,983)
Cash settlements on derivative transactions, net	—	—	(369)
Proceeds from disposition of property and equipment	56,183	20,140	10,701
Proceeds from sale of ERRV fleet	27,390	—	—
Cash impact of sale of ERRV fleet	(5,140)	—	—
Sale of subsidiary to joint venture	—	8,017	—
Investments in and advances to 50% or less owned companies	(17,417)	(43,725)	(5,469)
Return of investments and advances from 50% or less owned companies	461	16,263	7,553
Net decrease in construction reserve funds	15,168	17,300	32,848
Principal payments on notes due from equity investees	22	116	—
Cash assumed on consolidation of 50% or less owned companies	—	—	1,943
Business acquisitions, net of cash acquired	—	—	(9,751)
Net cash provided by (used in) investing activities	21,211	(33,467)	(31,527)
Cash Flows from Financing Activities:
Payments on long-term debt	(23,974)	(49,405)	(11,926)
Proceeds from issuance of long-term debt, net of issue costs	—	62,017	6,545
Proceeds from exercise of stock options and warrants	1,424	833	—
Distribution of SEACOR Marine restricted stock to Company personnel by SEACOR Holdings	—	—	(2,656)
Issuance of stock	—	42,996	—
Issuance of warrants	—	12,809	—
Purchase of subsidiary shares from noncontrolling interests	(3,392)	—	(3,693)
Net cash provided by (used in) financing activities	(25,942)	69,250	(11,730)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(17,642)	(699)	(1,236)
Net (Decrease) in Cash, Cash Equivalents and Restricted Cash, Continuing Operations	(12,926)	(24,261)	(6,857)
Cash Flows from Discontinued Operations:
Operating Activities	5,992	6,320	(2,897)
Investing Activities	(5,569)	2,318	104
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	2,698	(75)	3,430
Net Decrease in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	3,121	8,563	637
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(9,805)	(15,699)	(6,220)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	96,852	112,551	118,771
Cash, Cash Equivalents and Restricted Cash, End of Year	$87,047	$96,852	$112,551

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations and Segmentation. The consolidated financial statements include the accounts of SEACOR Marine and its consolidated subsidiaries (collectively referred to as the “Company”). The Company provides global marine and support transportation services to offshore oil, natural gas and windfarm facilities worldwide. The Company and its joint ventures operate a diverse fleet of offshore support and specialty vessels that (i) deliver cargo and personnel to offshore installations, (ii) handle anchors and mooring equipment required to tether rigs to the seabed, (iii) tow rigs and assist in placing them on location and moving them between regions, (iv) provide construction, well work-over and decommissioning support and (v) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists, safety support and emergency response services. The Company’s fleet also features crew transfer vessels (“CTVs”) used primarily in windfarm operations.

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance. On December 2, 2019, the Company completed the sale of its North Sea standby safety business. Unless the context indicates otherwise, the footnotes to these financial statements reflect continuing operations after the disposition. The Company has identified the following five principal geographic regions as its reporting segments:

United States, primarily Gulf of Mexico. The Company’s vessels in this market support deepwater anchor handling, fast cargo transport, general cargo transport, well intervention, work-over, decommissioning, and diving support operations.

Africa, primarily West Africa. The Company’s vessels in this area generally support projects for major oil companies, primarily in Angola and Nigeria.

Middle East and Asia. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Egypt, Israel, Malaysia and countries along the Arabian Gulf and Arabian Sea, such as Saudi Arabia, the United Arab Emirates and Qatar.

Latin America. As of December 31, 2019, 34 vessels were located in this region, including four owned and 30 joint-ventured. Of these joint-ventured vessels, (i) 16 are owned by Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), a joint venture company that is 49% owned by SEACOR Marine International LLC (“SMI”), a wholly owned subsidiary of SEACOR Marine, and 51% owned by subsidiaries of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), (ii) 13 of such vessels are owned by MEXMAR Offshore International LLC (“MEXMAR Offshore”), a joint venture company that is 49% owned by SMI and 51% owned by a subsidiary of CME and (iii) one is owned by SEACOSCO. These vessels, consisting of a fleet of FSVs, supply, specialty and liftboat vessels, provide support for exploration and production activities in Mexico, Brazil and Guyana. From time to time, the Company’s vessels also work in Trinidad and Tobago, and Colombia.

Europe, primarily North Sea. As of December 31, 2019, 43 vessels were located in this region supporting the construction and maintenance of offshore wind turbines, including 37 owned and six joint ventured. On December 2, 2019, the Company completed the sale of its North Sea standby safety business, comprised of 18 emergency response and rescue vessels (“ERRVs”) related vessels located in the North Sea providing standby safety and supply services.

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

Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income (loss) inclusive of both the Company’s and the noncontrolling interests' share, as well as the amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolled equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value. If a subsidiary is consolidated upon a change in control, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value.

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

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current period presentation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from estimates and those differences may be material.

Revenue Recognition. The Company contracts with various customers to carry out management services for vessels as agents for and on behalf of ship owners. These services include crew management, technical management, commercial management, insurance arrangements, sale and purchase of vessels, provisions and bunkering. As the manager of the vessels, the Company undertakes to use its best endeavors to provide the agreed management services as agents for and on behalf of the owners in accordance with sound ship management practice and to protect and promote the interest of the owners in all matters relating to the provision of services hereunder. The Company also contracts with various customers to carry out management services regarding engineering for vessel construction and vessel conversions. The vast majority of the ship management agreements span over the length of one to three years and are typically billed on a monthly basis. The Company transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognized revenue over the term of the contract while related costs are expensed as incurred.

Revenue that does not meet these criteria is deferred until the criteria is met and such revenue is considered a contract liability. Contract liabilities, which are included in other current liabilities in the accompanying consolidated balance sheets, for the years ended December 31 were as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$1,327	$10,104	$6,953
Revenues deferred during the year	8,164	3,600	4,699
Revenues recognized during the year	(4,705)	(12,377)	(1,548)
Balance at end of year	$4,786	$1,327	$10,104

As of December 31, 2019, the Company deferred revenues of $4.8 million primarily related to $2.0 million of prepaid vessel management fees, and $1.8 million related to the time charter of offshore support vessels to customers from which collections were not reasonably assured.

The Company earns revenue primarily from the time charter and bareboat charter of vessels to customers. Since the Company charges customers based upon daily rates of hire, vessel revenues are recognized on a daily basis throughout the contract period. Under a time charter, the Company provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer and the customer assumes responsibility for all operating expenses and assumes all risks of operation. In the U.S. Gulf of Mexico, time charter durations and rates are typically established in the context of master service agreements that govern the terms and conditions of the charter. From time to time, the Company may also participate in pooling arrangements. In a pooling arrangement, the time charter revenues of certain of the Company’s vessels are shared with the time charter revenues of certain vessels of similar type owned by non-affiliated vessel owners based upon an agreed formula. On January 9, 2019, the only active pooling arrangement was terminated, and three FSV’s were purchased by the Company.

Contract or charter durations may range from several days to several years. Charters vary in length from short-term to multi-year periods, many with cancellation clauses and without early termination penalties. As a result of options and frequent renewals, the stated duration of charters may have little correlation with the length of time the vessel is contracted to provide services to a particular customer.

Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash equivalents consist of U.S. treasury securities, money market instruments, time deposits and overnight investments.

Restricted Cash. Restricted cash primarily relates to banking facility requirements.

For the year ended December 31, cash, cash equivalents and restricted cash consists of:

	2019	2018
Cash	$83,943	$91,597
Cash equivalents	—	—
Restricted cash	3,104	1,657
Total	$87,047	$93,254

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

Trade and Other Receivables. Customers are primarily major integrated national and international oil companies, large independent oil and natural gas exploration and production companies, and offshore windfarm operations. Customers are granted credit on a short-term basis and the related credit risks are minimal. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables. The Company routinely reviews its receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

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

Inventories. Inventories, which consist of fuel and supplies, are stated at the lower of cost (using the first-in, first-out method) or market. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. In the year ended December 31, 2019, 2018 and 2017, there were no inventory reserves.

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

As of December 31, 2019, the estimated useful life (in years) of each of the Company’s major categories of new offshore support vessels was as follows:

Offshore Support Vessels:
Crew transfer vessels	10
All other offshore support vessels (excluding crew transfer)	20

The Company’s property and equipment as of December 31 was as follows (in thousands):

	Historical Cost (1)	Accumulated Depreciation	Net Book Value
2019
Offshore support vessels:
AHTS(2)	$94,078	$(73,095)	$20,983
FSV(3)	388,460	(101,295)	287,165
Supply	44,958	(8,471)	36,487
Specialty	14,805	(10,466)	4,339
Liftboats	327,028	(93,166)	233,862
Crew transfer	82,645	(54,358)	28,287
General machinery and spares	7,650	(7,648)	2
Other (4)	17,354	(10,463)	6,891
	$976,978	$(358,962)	$618,016
2018
Offshore support vessels:
AHTS(2)	$197,344	$(168,731)	$28,613
FSV(3)	404,310	(98,580)	305,730
Supply	64,284	(37,202)	27,082
Specialty	25,683	(20,433)	5,250
Liftboats	329,473	(71,887)	257,586
Crew transfer	73,589	(46,614)	26,975
General machinery and spares	8,457	(8,390)	67
Other (4)	13,443	(9,562)	3,881
	$1,116,583	$(461,399)	$655,184

(1)	Includes property and equipment acquired in business acquisitions at acquisition date fair value, and net of the impact of recognized impairment charges.
(2)	Anchor Handling Towing Supply (“AHTS”)
(3)	Fast support vessels (“FSVs”).
(4)	Includes land, buildings, leasehold improvements, vehicles and other property and equipment.

Depreciation and amortization expense from continuing operations totaled $64.0 million, $68.8 million and $60.3 million in 2019, 2018 and 2017, respectively.

On December 2, 2019, the Company completed the sale of its North Sea standby business, comprised of 18 ERRVs with a net book value of $24.3 million. Depreciation and amortization expense totaled $3.5 million, $3.4 million and $2.5 million in 2019, 2018 and 2017, respectively.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels, as well as major renewals and improvements to other properties, are capitalized.

Certain interest costs incurred during the construction of vessels are capitalized as part of the vessels’ carrying values and are amortized over such vessels’ estimated useful lives. Capitalized interest totaled $1.5 million, $2.4 million and $3.6 million in 2019, 2018 and 2017, respectively.

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

During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $12.0 million primarily related to four anchor-handling towing supply (“AHTS”) vessels previously removed from service and adjusted to scrap value, and four fast support vessels (“FSV”) each of which has been adjusted to indicative sales price, and two leased-in vessels (one AHTS and one platform supply vessel “PSV”), adjusted for indicative future cash flows. During the year ended December 31, 2018, the Company recorded non-cash impairment charges of $14.6 million primarily associated with its AHTS fleet (four owned vessels and three leased-in vessels) and one specialty vessel. During the year ended December 31, 2017, the Company recorded non-cash impairment charges of $27.5 million primarily associated with its AHTS vessels, one leased-in supply vessel removed from service as it is not expected to be marketed prior to the expiration of its lease, one owned FSV removed from service and two owned in-service specialty vessels. Estimated fair values for the Company’s owned vessels were established by independent appraisers and other market data such as recent sales of similar vessels (see Note 11). If market conditions further decline from the depressed utilization and rates per day worked experience over the last three years, fair values based on future appraisals could decline significantly.

The Company’s other vessel classes and other individual vessels in active service and cold-stacked status, for which no impairment was deemed necessary, have generally experienced a less severe decline in utilization and rates per day worked based on specific market factors. The market factors include vessels with more general utility to a broad range of customers (e.g., FSVs), vessels required for customers to meet regulatory mandates and operating under multiple year contracts or vessels that service customers outside of the offshore oil and natural gas market (e.g., CTVs).

For vessel classes and individual vessels with indicators of impairment but not recently impaired as of December 31, 2019, the Company has estimated that their future undiscounted cash flows exceed their current carrying values. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. No impairment charges of investments in 50% or less owned companies were incurred for the year ended December 31, 2019. During the years ended 2018 and 2017, the Company recognized impairment charges of $1.2 million and $8.8 million, respectively, net of tax, related to its 50% or less owned companies (see Note 5).

Business Combinations. The Company recognizes 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of loss from the date of acquisition (see Note 3).

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

The Global Intangible Low Taxed Income (“GILTI”) regime effectively imposes a minimum tax on worldwide foreign earnings and subjects U.S. shareholders of controlled foreign corporations (“CFCs”) to current taxation on certain income earned through a CFC. The Company has made the policy election to record any liability, associated with GILTI in the period in which it is incurred.

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

Deferred Gains - Vessel Sale-Leaseback Transactions and Financed Vessel Sales. Prior to the implementation of ASC 842, the Company entered into vessel sale-leaseback transactions with finance companies or provided seller financing on sales of its vessels to third-parties or to 50% or less owned companies. A portion of the gains realized from these transactions was not immediately recognized in income but rather was recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions, gains were deferred to the extent of the present value of future minimum lease payments and were amortized as reductions to rental expense over the applicable lease terms (see Note 7). When the Company determines that future cash inflows do not support future lease cash obligations, the Company records an impairment expense for the amount of the cash flow shortage of all future lease costs, costs to maintain the vessel to the end of the lease term, and costs to return the vessel to its owner, less the amount of any unamortized deferred gains. In financed vessel sales, gains were deferred to the extent that the repayment of purchase notes were dependent on the future operations of the sold vessels and were amortized based on cash received from the buyers. Unamortized deferred gains for four vessels under sale-leaseback agreements were fully recognized as an adjustment to Retained Earnings with the implementation of the new leasing standard (see Note 7). Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$11,026	$23,553	$32,035
Amortization of deferred gains included in operating expenses as reduction to rental expense	—	(8,037)	(8,118)
Reclass of gain to Retained Earnings	(11,026)	—	—
Recognition of deferred gains included in losses on asset dispositions and impairments, net	—	(4,490)	—
Other	—	—	(364)
Balance at end of year	$—	$11,026	$23,553

Deferred Gains - Vessel Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels to its 50% or less owned companies has been deferred and recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In most instances, the sale of a Company vessel to a 50% or less owned company is considered a sale of a business in which the Company relinquishes control to its 50% or less owned company resulting in gain recognition; however, the Company defers gains to the extent of any uncalled capital commitment it has with the 50% or less owned company. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$793	$1,453	$1,875
Amortization of deferred gains included in losses on asset dispositions and impairments, net	—	(25)	—
Other	(793)	(635)	(422)
Balance at end of year	$—	$793	$1,453

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

Accumulated Other Comprehensive Loss. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders' Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Other Comprehensive Loss
Year Ended December 31, 2016	$(11,413)	$76	$(11,337)	$(1,614)	$(17)	$(6,344)
Other comprehensive (loss) income	4,397	703	5,100	257	18	5,375
Income tax (expense)(1)	(6,179)	(77)	(6,256)	—	—	(6,256)
Year Ended December 31, 2017	(13,195)	702	(12,493)	(1,357)	1	$(7,225)
Other comprehensive income	(2,277)	(1,972)	(4,249)	(88)	(12)	$(4,349)
Income tax benefit (expense)	—	(46)	(46)	—	—	(46)
Year Ended December 31, 2018	(15,472)	(1,316)	(16,788)	(1,445)	(11)	$(11,620)
Other comprehensive loss	20,157	(1,994)	18,163	—	—	$18,163
Income tax benefit (expense)	—	173	173	—	—	173
Year Ended December 31, 2019	$4,685	$(3,137)	$1,548	$(1,445)	$(11)	$6,716

(1)	For the year ended December 31, 2017, income tax expense included income tax provisions of $4.5 million recognized as a result of new U.S. tax legislation signed into law on December 22, 2017.

Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assumes restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of the Convertible Senior Notes. For the years ended December 31, 2019, 2018 and 2017, diluted loss per common share of the Company excluded 1,826,966 shares, 2,183,708 shares and 4,070,500 shares, respectively, issuable upon the conversion of the Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the years ended December 31, 2019 and 2018, diluted loss per common share of the Company excluded 303,609 shares and 192,346 shares, respectively, of restricted stock and 913,569 and 805,566 outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive. In 2019, the Company issued 109,600 performance share awards, of which 91,600 were still outstanding as of December 31, 2019. These performance share awards are not considered outstanding until such time as they would be probable of being exercised, therefore they were not included in the computation of earnings (loss) per share.

Recently Adopted Accounting Standards. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The standard supersedes previous revenue recognition requirements and industry-specific guidance. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted this standard on January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. The Company implemented the necessary changes to its business processes, systems and controls to support recognition and disclosure of this ASU upon adoption. The Company’s revenues are primarily based on leases or rental agreements with customers which are not addressed in the standard. As a result, the adoption of the accounting standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, but did result in increased disclosures related to revenue recognition policies.

On February 25, 2016, the FASB issued a comprehensive new leasing standard meant to improve transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted the new standard on January 1, 2019 and applied the transition provisions of the new standard at its adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings.  The adoption of the new standard had a material impact on the Company’s consolidated financial position, results of operations and cash flows. The adjustment to the Company’s balance sheet on January 1, 2019 included the addition of $33.7 million of right-of-use assets, $31.9 million in lease liability, and a cumulative-effect adjustment to the opening balance of retained earnings of $1.7 million for certain of its equipment, office and land leases.  In addition, unamortized deferred gains for four vessels leased under sale-leaseback arrangements were fully recognized as an adjustment to the opening balance of retained earnings of $8.7 million, net of tax, ($11.0 million deferred gains net of $2.3 million deferred taxes).

On October 24, 2016, the FASB issued a new accounting standard, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory. The Company adopted the new standard on January 1, 2018, resulting in a reduction of $12.1 million to the Company’s opening retained earnings.

New Accounting Pronouncements. On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). This new guidance modifies the disclosure requirements related to fair value measurement. The new guidance is effective for fiscal years beginning after December 15, 2019.  The effects of this standard on our financial position or reporting will not be material.

On August 29, 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. The effects of this standard on our financial position, results of operations or cash flows will not be material.

On June 30, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU represents a significant change in the Accounting for Credit Losses model by requiring The ASU introduced a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current U.S. GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to financial assets arising from revenue transactions such as contract assets and accounts receivables and is effective for fiscal years beginning after December 15, 2019. Management has performed analysis and the new standard will not have a material impact on consolidated financial statements.

2.	TRANSFORMATION, FACILITY RESTRUCTURING AND SEVERANCE CHARGES

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

In connection with the Transformation Plan, the Company recognized one-time restructuring charges of $3.3 million and $0.4 million during the third and fourth quarter of 2019. Year-to-date restructuring charges recorded were $3.7 million, which included severance charges of $3.4 million and other restructuring charges of $0.3 million. Other restructuring charges included contract termination costs, relocation and other associated costs.

The components of restructuring charges year ended December 31, 2019, were as follows (in thousands):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
Transformation Plan Charges
Severance	$2,995	$—	$184	$—	$200	$3,379
Other	307	—	31	1	—	339
Total	$3,302	$—	$215	$1	$200	$3,718

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized in the following table (in thousands), and largely relate to liabilities accrued as part of the 2019 Transformation Plan that will be paid pursuant to the respective arrangements and statutory requirements.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
Transformation Plan
Severance Liability	$216	$—	$—	$—	$33	$249
Other Liability	—	—	—	—	—	—
Total Liability	$216	$—	$—	$—	$33	$249

The following table is a summary of the cumulative restructuring and reorganization cost incurred in operating charges and the estimated remaining restructuring and reorganization costs to be incurred as of December 31, 2019 (in thousands).

	2019	2020	Total
One-time termination benefits	$3,379	$2,014	$5,393
Professional and other	339	—	339
Total restructuring and reorganization costs incurred and to be incurred	$3,718	$2,014	$5,732

3.	BUSINESS ACQUISITIONS

Falcon Global Holdings. On February 8, 2018, the Company acquired a 72% controlling interest in Falcon Global Holdings LLC (“FGH”), a joint venture between the Company and Montco Offshore, LLC (“MOI”). The Company and MOI contributed certain liftboat vessels and other related assets to FGH and its designated subsidiaries and assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets, including a previous joint venture ("Falcon Global International" or “FGI”) that owned and operated two liftboats. The transaction consolidated the 15 liftboat vessels operated by the Company and six liftboat vessels previously operated by MOI. The total capital contributed to FGH was approximately $112.5 million of which, $43.3 million was transferred from FGI, $18.8 million was contributed by MOI and recorded at fair value, with the remaining capital contributed by the Company. The Company performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in no goodwill being recorded.

Purchase Price Allocation. The allocation of the purchase price for the Company’s acquisitions for the years ended December 31 was as follows (in thousands):

2018
Trade and other receivables	$—
Other current assets	211
Investments, at Equity, and Advances to 50% or Less Owned Companies	—
Property and Equipment	140,257
Accounts payable	—
Other current liabilities	—
Long-Term Debt	(106,640)
Other	—
Minority Interest	(18,828)
Purchase price (1)	$15,000

(1)	The Company did not have any acquisitions requiring purchase price allocation for the year ended December 31, 2019.

Purchase price in 2018 was used to pay MOI’s debtor-in-possession obligations.

4.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS

Equipment Additions. The Company’s capital expenditures and payments on equipment were $55.5 million, $51.6 million, and $69.0 million in 2019, 2018 and 2017, respectively. Deliveries of offshore support vessels for the years ended December 31 were as follows:

	2019 (1)	2018	2017
FSV	2	—	6
Supply	2	—	5
Liftboat	—	6	—
CTV	2	2	—
	6	8	11

(1)	Excludes three FSVs purchased from managed entities, one crew transfer vessel sold upon completion and one ERRV purchased from a joint venture.

Equipment Dispositions.

For the year ended December 31, 2019, the Company completed the sale of its ERRV fleet business, which consisted of 18 vessels with a net book value of $23.4 million. The net proceeds from the sale of the ERRV fleet, including property and equipment, were approximately $27.4 million resulting in a net loss on dispositions of $9.1 million. Additional consideration of up to £4 million (equivalent to approximately $5.2 million based on the exchange rate at the time of the sale) may be payable to the Company based on revenue targets being achieved in 2020 and 2021.

In addition to the sale of the North Sea ERRV fleet, for the year ended December 31, 2019, the Company sold five AHTS vessels, one specialty vessel previously retired and removed from service, seven FSVs, five PSVs, three liftboats, one CTV, one AHTS vessel, and other equipment and one vessel under construction for $59.4 million ($55.1 million cash and $4.3 million in cash deposits previously received) and gains of $6.6 million.

During the year ended December 31, 2018, the Company sold property and equipment for net proceeds of $17.4 million $17.3 million in cash and $0.1 million in cash deposits previously received) and recorded gains of $5.7 million, all of which were recognized at the time of sale. In addition, the Company received $4.4 million in deposits on future property and equipment sales.

During the year ended December 31, 2017, the Company sold property and equipment for net proceeds of $10.9 million and gains of $3.9 million, all of which were recognized at the time of sale. In addition, the Company received $0.1 million in deposits on future property and equipment sales.

Major equipment dispositions for the years ended December 31 were as follows:

	2019 (1)	2018 (2)	2017 (3)
AHTS	1	1	—
FSV	5	9	—
Supply	5	—	1
Crew transfer	—	1	—
Liftboats	3	2	2
	14	13	3

(1)

Excludes the sale of (i) 18 ERRV vessels from the sale of the Company North Sea Standby Safety business, (ii) one crew transfer vessel to the joint venture FRS Windcat Offshore Logistics, (iii) one FSV to the joint venture OVH, (iv) one FSV to a third party with the Company continuing to manage the vessel, (v) one ERRV from discontinued operations and (vi) six vessels that were previously removed from service (five AHTS vessels and one specialty vessel).

(2)	Excludes three ERRVs from discontinued operations
(3)	Excludes one ERRV from discontinued operations.

5.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2019	2018
MexMar	49.0%	$54,249	$53,840
SEACOSCO	50.0%	23,926	28,002
OSV Partners	30.4%	10,669	11,087
SEACOR Marlin	49.0%	7,929	7,579
MEXMAR Offshore(1)	49.0%	—	4,900
Offshore Vessel Holdings	49.0%	4,052	4,900
Dynamic Offshore Drilling	19.0%	—	2,263
Nautical Power	50.0%	—	—
Other	20.0% — 50.0%	4,396	9,202
		$105,221	$121,773

(1)	This joint venture holds the investment in UP Offshore

Combined Condensed Financial Information of Other Investees. Summarized financial information of the Company’s other investees, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2019	2018
Current assets	$108,238	$99,400
Noncurrent assets	618,745	567,628
Current liabilities	106,742	59,912
Noncurrent liabilities	338,836	325,700

	2019	2018	2017
Operating Revenues	$142,327	$109,636	$147,360
Costs and Expenses:
Operating and administrative	119,767	77,952	78,025
Depreciation	28,800	26,443	30,499
	148,567	104,395	108,524
Loss on Asset Dispositions and Impairments, Net	(166)	(89)	—
Operating Income	$(6,406)	$5,152	$38,836
Net (Loss) Income(1)	$(36,341)	$(13,945)	$13,189

As of December 31, 2019 and 2018, cumulative undistributed net earnings of all 50% or less owned companies included in the Company’s consolidated retained earnings were $16.1 million and $28.5 million, respectively.

MexMar. MexMar owns and operates 16 offshore support vessels in Mexico and manages 3 PSV’s and one FSV on behalf of OVH in Mexico. During the year ended December 31, 2019, there were no returns of capital advances or distributions to shareholders. During the year ended December 31, 2018, MexMar returned previously provided capital advances of $9.8 million. During the years ended December 31, 2019, 2018 and 2017 the Company charged $0.3 million of vessel management fees to MexMar.

SEACOSCO. On January 17, 2018, the Company announced the formation of SEACOSCO Offshore LLC (“SEACOSCO”), a Marshall Islands entity jointly owned by the Company and China Shipping Fan Tai Limited (“CSFT”) and China Shipping Industry (Hong Kong) Co., Limited (“CSIHK”) each affiliates of COSCO SHIPPING GROUP (“COSCO SHIPPING”). The Company, through SEACOR Offshore Asia LLC, a wholly-owned subsidiary of the Company (“SEACOR Offshore Asia”), owns an unconsolidated 50% interest in SEACOSCO, and CSFT and CSIHK own the other 50% interest in SEACOSCO. SEACOSCO entered into contracts for the purchase of eight Rolls-Royce designed, new construction platform supply vessels (“PSVs”) from COSCO SHIPPING HEAVY INDUSTRY (GUANGDONG) CO., LTD (the “Shipyard”), an affiliate of COSCO SHIPPING for approximately $163.3 million, of which 70% will be financed by the Shipyard, and secured by the PSVs on a non-recourse basis to the Company. SEACOSCO took delivery of two vessels in 2018, five vessels in 2019 and expects to take delivery of the final vessel in the first half of 2020. For the year ended December 31, 2019, and year ended December 31, 2018, the Company contributed capital to SEACOSCO of $2.0 million and $29.6 million, respectively. As the ship manager, the Company is responsible for full commercial, operational, and technical management of the vessels on a worldwide basis.

Effective May 31, 2019, SEACOR Offshore Asia, CSFT, CSIHK and the Shipyard, the shipbuilder and lender under deferred payment agreements (“DPAs”) that are secured by the PSVs acquired by SEACOSCO, entered into a Memorandum of Understanding (“MOU”) pursuant to which (i) the Shipyard agreed to not take any action with respect to any existing defaults under the DPAs until August 31, 2019, (ii) SEACOR Offshore Asia was authorized to provide, in its sole discretion, shareholder loans to SEACOSCO and/or its subsidiaries, in an aggregate amount of $13.0 million, in respect of working capital or other payment obligations at an interest rate of 15% per annum and, subject to the priority of the indebtedness under the DPAs, the shareholder loans will have senior priority to any and all other debts of SEACOSCO and/or its subsidiaries, (“SEACOR Shareholder Loans”), (iii) the parties set out the non-binding principal terms and conditions for SEACOR Offshore Asia’s potential acquisition of the 50% interest in SEACOSCO owned by CSFT and CSIHK and (iv) in connection with such acquisition, SEACOR Offshore Asia or its nominee may acquire from the Shipyard two additional PSVs that had been under options held by SEACOSCO. As of December 31, 2019, the balance on the SEACOR Shareholder Loans is $13.0 million, which is the aggregate amount of Shareholder Loans provided, plus capitalized interest of $0.6 million. The Company, as ship manager, has also advanced $2.1 million to SEACOSCO in respect of receivables. As of December 31, 2019, SEACOSCO is in compliance with all debt covenants and is current in all payments. Management remains in discussions with the Shipyard, CSFT and CSIHK with respect to the other transactions contemplated by the MOU.

OSV Partners. SEACOR OSV Partners GP LLC and SEACOR OSV Partners I LP (collectively “OSV Partners”) own and operate five offshore support vessels. On September 28, 2018, OSV Partners amended its term loan facility to, among other things, extend its maturity to September 28, 2021, and in connection therewith, the Company participated in a $5.0 million preferred equity offering by OSV Partners and subordinated loan in the amount of $5.0 million issued by OSV Partners, investing $1.1 million in such preferred equity (and committing to invest an additional $1.1 million in such preferred equity if called by the general partner of OSV Partners prior to September 30, 2020) and providing $2.1 million of such loan. On December 18, 2019, the general partner of OSV Partners called the remaining commitments of the Company and other limited partners and the Company satisfied its commitment with an additional $1.1 million investment in such preferred equity. The Company has no further commitments to OSV Partners. On December 23, 2019, OSV Partners further amended its term loan facility to, among other things, provide for interest-only payments during 2020 with the next principal payment due March 31, 2021. The lenders to OSV Partners have no recourse to the Company for outstanding amounts under the facility, and the Company is not obligated to participate in any future investment in or loan any money to OSV Partners. During the year ended December 31, 2017, the Company participated in a $6.0 million preferred equity offering of OSV Partners and invested $2.3 million in support of the venture. For the year ended December 31, 2019, vessel management fees were abated and not charged. For the years ended December 31, 2018 and 2017, the Company received $0.6 million, of vessel management fees from OSV Partners for each year.

SEACOR Marlin. SEACOR Marlin LLC (“SMLLC”) own and operate Seacor Marlin supply vessel.  On September 13, 2018, the Company sold 51% of SMLLC to MOMI, a wholly-owned subsidiary of MexMar, for $8.0 million in cash, which generated a gain of $0.4 million.  The Seacor Marlin supply vessel was pledged as collateral under the MexMar credit facility, for which the Company receives an annual collateral fee.

MEXMAR Offshore.  On December 20, 2018, UP Offshore (Bahamas) Ltds (“UP Offshore”), a provider of offshore support vessel services to the energy industry in Brazil, was acquired by MEXMAR Offshore, a new joint venture company that is 49% owned by the Company, and 51% owned by a subsidiary of CME. MEXMAR Offshore acquired UP Offshore for nominal consideration, re-financed its existing debt to fund capital expenditures on two vessels and a $10.0 million loan to fund new working capital requirements. As of December 31, 2019, UP Offshore’s 13 vessel fleet, 10 vessels were located and registered in Brazil and two were located and registered in Mexico. During the year ended December 31, 2019, UP Offshore sold one PSV to a third party and repositioned three PSV’s to Mexico.

Offshore Vessel Holdings.  On December 28, 2018, the Company invested $4.9 million for a 49% interest in Offshore Vessel Holdings SAPI de CV (“OVH”), the remaining 51% is owned by a subsidiary of CME. OVH invests in offshore assets and charters marine equipment. During the year ended December 31, 2019 OVH loaned $10.0 million to Operadora Productura Mexsicana, a drilling company in Mexico which owns and operates two jackup drilling rigs (“OPM”), chartered in three PSV’s from UP Offshore and purchased one FSV from the Company for $2.4 million through a seller’s finance agreement.

Dynamic Offshore Drilling. Dynamic Offshore Drilling Ltd. (“Dynamic Offshore Drilling”) was established to construct and operate a jack-up drilling rig that was delivered in the first quarter of 2013. During the year ended December 31, 2017, the Company recognized an impairment charge of $8.3 million, net of tax, for an-other-than-temporary decline in the fair value of its equity investment upon Dynamic Offshore Drilling’s unsuccessful bid on a charter renewal with a customer. During the year ended December 31, 2018, the Company recognized equity losses in Dynamic Offshore Drilling of $2.0 million. During 2019, the Company recorded additional losses of $2.3 million which lowered the investment value to zero.

Nautical Power. During the quarter ended September 30, 2018, the joint venture repaid the Company’s $6.4 million investment in Nautical Power, LLC (“Nautical Power”) in cash.

Falcon Global. Falcon Global was formed to construct and operate two foreign-flag liftboats. During the three months ended March 31, 2017, the Company and its partner each contributed additional capital of $0.4 million, and the Company made working capital advances of $2.0 million to Falcon Global. In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement. On February 8, 2018, 100% of the equity interests of Falcon Global were contributed to FGH and its designated subsidiaries as part of the formation of the FGH joint venture.

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

Other. The Company’s other 50% or less owned companies own and operate five vessels. During the year ended December 31, 2019, the Company received dividends of $2.1 million and $0.5 million of return capital from these 50% or less owned companies.  During the year ended December 31, 2018, the Company recognized impairment charges of $1.2 million, net of tax, to reduce its investment carrying value in a certain 50% or less owned company to zero. During the year ended December 31, 2017, the Company received dividends of $2.6 million, made capital contributions and advances of $0.8 million and received repayments on advances of $0.2 million with these 50% or less owned companies. In addition, during the year ended December 31, 2017, the Company recognized impairment charges of $0.5 million, net of tax, for an other-than-temporary decline in the fair value of its investment in a certain 50% or less owned company. During the years ended December 31, 2019, the Company received less than $0.1 million of vessel management fees from these 50% or less owned companies. In the years ended December 31, 2018 and 2017, the Company received $0.3 million, and $0.7 million, respectively.

6.	CONSTRUCTION RESERVE FUNDS

The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, construction reserve fund accounts subject to agreements with the Maritime Administration. In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the construction reserve fund accounts and defer the taxable gains realized from the sale of those vessels. Qualified withdrawals from the construction reserve fund accounts are only permitted for the purpose of acquiring qualified U.S.-flag vessels as defined in the statute and approved by the Maritime Administration. To the extent that sales proceeds are reinvested in replacement vessels, the carryover depreciable tax basis of the vessels originally sold is attributed to the U.S.-flag vessels acquired using such qualified withdrawals. The construction reserve funds must be committed for expenditure within three years of the date of sale of the equipment, subject to two one-year extensions that can be granted at the discretion of the Maritime Administration or be released for the Company’s general use as nonqualified withdrawals. For nonqualified withdrawals, the Company is obligated to pay taxes on the previously deferred gains at the prevailing statutory tax rate plus penalties and interest thereon for the period such taxes were deferred.

As of December 31, 2019, 2018 and 2017, the Company’s construction reserve funds are classified as non-current assets in the accompanying consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Construction reserve fund transactions for the years ended December 31 were as follows (in thousands):

	2019	2018	2017
Withdrawals	$(15,168)	$(17,300)	$(39,163)
Deposits	—	—	6,315
	$(15,168)	$(17,300)	$(32,848)

7.	LEASES

On February 25, 2016, the FASB issued a comprehensive new leasing standard, ASC 842, Leases, meant to improve transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company adopted the standard on January 1, 2019 and applied the transition provisions of the standard with recognition of a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of the standard had a material impact on the Company’s consolidated financial position, results of operations and cash flows. The adjustment to the Company’s balance sheet on January 1, 2019 included the addition of $33.7 million of right-of-use assets, $31.9 million in lease liability, and a cumulative-effect adjustment to the opening balance of retained earnings of $1.7 million for certain of its equipment, office and land leases.  In addition, unamortized deferred gains for four vessels previously accounted for under sale-leaseback arrangements of $8.7 million, ($11.0 million deferred gains net of $2.3 million deferred taxes), were fully recognized as an adjustment to the opening balance of retained earnings

As of December 31, 2019, the Company leases in three AHTS vessels, two liftboats, one FSV and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of December 31, 2019, the remaining lease terms of the vessels have remaining durations from 11 to 23 months. The lease terms of the other equipment range in duration from one to 324 months.

As of December 31, 2019, future minimum payments for operating leases for the years ended December 31 were as follows (in thousands):

2020	$15,355
2021	7,128
2022	668
2023	621
2024	696
Years subsequent to 2024	4,437
28,905
Interest component	(3,984)
24,921
Current portion of long-term operating lease liabilities	15,099
Long-term operating lease liabilities	$9,822

For the year ended December 31, 2019, the components of lease expense were as follows (in thousands):

2019
Operating lease expense	$13,639
Short-term lease expense (lease duration of twelve months or less at lease commencement)	2,519
$16,158

For the year ended December 31, 2019, other information related to operating leases were as follows (in thousands except weighted average data):

2019
Operating cash flows from operating leases	$19,339
Right-of-use assets obtained for operating lease liabilities	$35,246
Weighted average remaining lease term, in years	4.7
Weighted average discount rate	4.1%

The Company performed an impairment analysis and determined that some of the leased offshore support vessels are impaired due to an operating or cash flow loss currently and in the forecasted future. The Company recorded impairment losses of $5.3 million for one such lease for the year ended December 31, 2019 and $6.8 million for three such leases for the year ended December 31, 2018. A liability was recorded to reflect the amount of future lease payments, expenses required to maintain the vessels, and expenses required to return the vessels to their owners at the end of the lease term, offset by unamortized deferred gain on the sale-leaseback of the vessels.

8.	LONG-TERM DEBT

The Company’s long-term debt obligations as of December 31 were as follows (in thousands):

	2019	2018
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Loan Facility	113,750	126,750
Falcon Global USA Term Loan Facility	102,349	109,099
Sea-Cat Crewzer III Term Loan Facility	24,128	25,989
Windcat Workboats Facilities	24,730	24,850
Falcon Global USA Revolver	15,000	15,000
SEACOR 88/888 Term Loan	11,000	11,000
SEACOR Alps	10,534	—
BNDES Equipment Construction Finance Notes	3,332	5,284
	429,823	442,972
Portion due within one year	(17,802)	(16,812)
Debt discount	(26,343)	(32,005)
Issue costs	(5,427)	(6,301)
	$380,251	$387,854

The Company’s contractual long-term debt maturities for the years ended December 31 were as follows (in thousands):

2020	$17,802
2021	51,789
2022	26,007
2023	231,674
2024	90,800
Years subsequent to 2024	11,752
$429,823

As of December 31, 2019, the Company is in compliance with all debt covenants and lender requirements.

SEACOR ALPS On September 30, 2019, the Company took possession of the SEACOR Alps, a Rolls Royce UT771CDL designed diesel electric powered PSV of 3,800 tons deadweight capacity with dynamic position class 2 and firefighting class 1 notations. As part of this transaction, the shipbuilder financed 70% of the total purchase price pursuant to a deferred payment agreement. This loan bears interest at 5% and is due and payable in 2023.

SEACOR Marine Foreign Holdings.

On September 26, 2018, SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly-owned subsidiary of the Company, entered into a $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA (the “SMFH Loan Facility”). Subject to Amendment No. 1 and Amendment No. 2 described below, SMFH’s obligations pursuant to the SMFH Loan Facility were initially secured by mortgages on 20 vessels owned by the Company’s vessel owning subsidiaries as well as an assignment of earnings from those subsidiaries. The loan matures in 2023 and bears interest at a variable rate based on LIBOR (currently 5.875%). The obligations of SMFH under the SMFH Loan Facility are guaranteed by SEACOR Marine (the “SMFH Loan Facility Guaranty”). The proceeds from the SMFH Loan Facility were used to pay off all obligations under other credit facilities of subsidiaries of the Company (Falcon Global International Term Loan Facility, Sea-Cat Crewzer II Term Loan Facility, Sea-Cat Crewzer Term Loan Facility and C-Lift Acquisition Notes totaling $101.3 million, consisting of $99.9 million principal and $1.4 million accrued interest), resulting in a net increase in term debt of $30.1 million.  Principal payments of $3.3 million per quarter under the SMFH Loan Facility began in December 2018. As a result of this transaction, the Company recognized a loss of $0.6 million upon the extinguishment of debt. In October 2018, the Company entered into an interest rate swap agreement on the notional value at inception of $65.0 million related to this debt. The SMFH Loan Facility provides for customary events of default and has customary affirmative and negative covenants for transactions of this type that are applicable to SEACOR Marine, SMFH and its subsidiaries.

On August 6, 2019, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 1 to the SMFH Loan Facility and SMFH Loan Facility Guaranty (the “Amendment No. 1”), which provided for, among other things, (i) the release of one vessel from a mortgage securing the SMFH Loan Facility and the substitution of mortgages over two other vessels owned by vessel-owning subsidiaries of SEACOR Marine, and (ii) the modification of certain financial maintenance and restrictive covenants contained in the SMFH Loan Facility or the SMFH Loan Facility Guaranty, including with respect to asset maintenance, vessel collateral releases, EBTIDA coverage ratios and the payment of dividends and distributions. On November 26, 2019, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 2 to the SMFH Loan Facility, as amended by Amendment No. 1 (the “Amendment No. 2”), which provided for, among other things, (i) the release of six vessels from mortgages securing the Credit Facility and the substitution of mortgages over three other vessels owned by vessel-owning subsidiaries of SEACOR Marine and (ii) the bareboat registration in Nigeria of a vessel subject to a mortgage securing the Credit Facility.

OSV Partners. SEACOR OSV Partners GP LLC and SEACOR OSV Partners I LP (collectively “OSV Partners”) own and operate five offshore support vessels. On September 28, 2018, OSV Partners amended its term loan facility to, among other things, extend its maturity to September 28, 2021, and in connection therewith, the Company participated in a $5.0 million preferred equity offering by OSV Partners and subordinated loan in the amount of $5.0 million issued by OSV Partners, investing $1.1 million in such preferred equity (and committing to invest an additional $1.1 million in such preferred equity if called by the general partner of OSV Partners prior to September 30, 2020) and providing $2.1 million of such loan. On December 18, 2019, the general partner of OSV Partners called the remaining commitments of the Company and other limited partners and the Company satisfied its commitment with an additional $1.1 million investment in such preferred equity. The Company has no further commitments to OSV Partners. On December 23, 2019, OSV Partners further amended its term loan facility to, among other things, provide for interest-only payments during 2020 with the next principal payment due March 31, 2021. The lenders to OSV Partners have no recourse to the Company for outstanding amounts under the facility, and the Company is not obligated to participate in any future investment in or loan any money to OSV Partners. During the year ended December 31, 2017, the Company participated in a $6.0 million preferred equity offering of OSV Partners and invested $2.3 million in support of the venture.

No management fees were charged to OSV Partners for the year ended December 31, 2019, as management fees were abated. For the years ended December 31, 2018 and 2017, the Company received $0.6 million, of vessel management fees from OSV Partners for each year.

Convertible Senior Notes.  On December 1, 2015, the Company issued $175.0 million in aggregate principal amount of its Convertible Senior Notes (the “Convertible Senior Notes”), at an interest rate of 3.75%, initially due December 1, 2022, (subsequently amended to December 2, 2023 as described below) to investment funds managed and controlled by the Carlyle Group (collectively “Carlyle”). The Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate of 23.26 shares per $1,000 in principal amount of such notes, subject to certain conditions, or, into Warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate the Company’s compliance with the provisions of the Jones Act. The indenture governing the Convertible Senior Notes contains customary events of default with respect to the Convertible Senior Notes.

Upon completion of the Spin-off, the Company bifurcated the embedded conversion option liability of $27.3 million from the Convertible Senior Notes and recorded an additional debt discount (see Notes 10 and 11). The adjusted unamortized debt discount and issue costs are being amortized as additional non-cash interest expense over the remaining maturity of the debt for an overall effective interest rate of 7.95% and the changes in the fair value of the bifurcated derivative are recorded as derivative income or loss.

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

Falcon Global USA.  On February 8, 2018, a wholly-owned subsidiary of SEACOR Marine and MOI formed and capitalized a joint venture named Falcon Global Holdings LLC.  In connection therewith and MOI’s plan of reorganization, which was confirmed on January 18, 2018, MOI emerged from its Chapter 11 bankruptcy case. In accordance with the terms of a Joint Venture Contribution and Formation Agreement, the Company and MOI contributed certain liftboat vessels and other related assets to FGH and its designated subsidiaries and FGH and its designated subsidiaries assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets. On February 8, 2018, Falcon Global USA LLC (“FGUSA”), a wholly-owned subsidiary of FGH, paid $15.0 million of MOI’s debtor-in-possession obligations and entered into a $131.1 million credit agreement comprised of a $116.1 million term loan (the “FGUSA Term Loan”) and a $15.0 million revolving loan facility (the “FGUSA Revolving Loan Facility”) bearing interest at a variable rate (currently 6.3125%), maturing in 2024 and secured by 15 vessels owned by wholly-owned subsidiaries of FGUSA (collectively, the “FGUSA Credit Facility”). The full amount of the FGUSA Term Loan and other amounts paid by affiliates of MOI satisfied in full the amounts outstanding under MOI’s pre-bankruptcy petition credit facilities. In connection with the FGUSA Credit Facility, SEACOR Marine issued a limited obligation guaranty, dated February 8, 2018, pursuant to which SEACOR Marine guaranteed certain interest payments and participation fees under the FGUSA Credit Facility until February 8, 2020 (the “Guaranty”).  Except as provided in the Guaranty, the FGUSA Credit Facility, is non-recourse to SEACOR Marine and its subsidiaries other than FGUSA. The Company performed a fair market valuation of the debt reflecting a debt discount of $10.0 million, which will be amortized over the life of the FGUSA Credit Facility. During the year ending December 31, 2018, the Company borrowed $15.0 million under the FGUSA Revolving Loan Facility for working capital purposes and made principal payments of $7.0 million under the term loan facility after sale of two collateralized vessels.  The Company consolidates FGH as the Company holds 72% of the equity interest in FGH and is entitled to appoint a majority of the board of managers of FGH.

Sea-Cat Crewzer III Term Loan Facility. On April 21, 2016, Sea-Cat Crewzer III LLC (“Sea-Cat Crewzer III”) entered into a €27.6 million term loan facility (payable in U.S. dollars) secured by the vessel owned by Sea-Cat Crewzer III and fully guaranteed by SEACOR Marine (the “Sea-Cat Crewzer III Loan Facility”). Borrowings under the facility bear interest at a Commercial Interest Reference Rate, currently 2.76%. During the years ended December 31, 2017 and 2016, Sea-Cat Crewzer III drew $7.1 million and $22.8 million, respectively, under the facility and incurred issue costs of $2.7 million in 2016 related to this facility. During the years ended December 31, 2018 and 2017, Sea-Cat Crewzer III made scheduled payments of $3.1 million and $0.6 million, respectively, related to this facility. On December 26, 2019, Sea-Cat Crewzer III, SEACOR Marine, Banco Santander S.A. (as mandated lead arranger and agent), and Santander Bank, N.A. (as lender) entered into Amendment No. 1 to the Sea-Cat Crewzer III Loan Facility, which provided for, among other things, an increase to the maximum debt to capitalization ratio required to be maintained thereunder.

Windcat Workboats Facilities. On May 24, 2016, Windcat Workboats entered into a €25.0 million revolving credit facility secured by 38 of the Company’s CTV fleet. Borrowings under the facility bear interest at variable rates based on EURIBOR plus a margin ranging from 3.00% to 3.30% per annum plus mandatory lender costs and mature in 2021. The Company is currently in negotiations to extend the maturity to 2022. A quarterly commitment fee is payable based on the unfunded portion of the commitment amount at rates ranging from 1.20% to 1.32% per annum. During the year ended December 31, 2016, Windcat Workboats drew $23.5 million (€21.0 million) under the facility to repay all of its then outstanding debt totaling $22.9 million and incurred issuance costs of $0.6 million related to this facility.

During the year ended December 31, 2018, the Company converted €6.0 million denominated debt to pound sterling denominated debt, paying off approximately $7.5 million in euro denominated debt and borrowing approximately $8.5 million in pound sterling denominated debt, resulting in a net increase in USD borrowings of $1.0 million to be used for future capital commitments.

SEACOR 88/888. On July 5, 2018, a wholly-owned subsidiary of SEACOR Marine entered into a new term loan of $11.0 million and used the funds to acquire two vessels that were previously managed (but not owned) by the Company.  The term loan matures in 2023, bears interest at a variable rate (currently 5.5625%) and is secured by the two vessels. SEACOR Marine provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder. In October 2018, the Company entered into an interest rate swap agreement on the notional value at inception of $5.5 million related to this loan.

BNDES Equipment Construction Finance Notes. The Company financed the construction of two offshore support vessels in Brazil with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), a Brazilian government-owned entity. The notes are secured by a first mortgage on these vessels and guaranteed by SEACOR Holdings. The notes bear interest at 4.00% per annum, require monthly principal and interest payments, and mature in July through October 2021. During the years ended December 31, 2019, 2018 and 2017, the Company made scheduled payments of $2.0 million, $2.0 million and $2.0 million, respectively.

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

In March 2017, the Company’s partner declined to participate in a capital call from Falcon Global International and, as a consequence, the Company obtained 100% voting control of Falcon Global International in accordance with the terms of the operating agreement. The Company consolidated into its financial statements Falcon Global International’s then outstanding debt under this facility of $58.3 million, net of issue costs of $1.0 million, effective March 31, 2017 (see Note 5). During April 2017, the Tranche B facility was canceled prior to any funding. During the nine months ended December 31, 2017, Falcon Global made scheduled payments of $4.4 million under Tranche A.

During the year ended December 31, 2018, Falcon Global International made scheduled payments of $3.0 million. The remaining principal balance of $51.9 million was paid off with the proceeds of SEACOR Marine Foreign Holdings Syndicated Facility on September 28, 2018.

Sea-Cat Crewzer II Term Loan Facility. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer II through the acquisition of its partners’ 50% ownership interest (see Notes 3 and 5). Sea-Cat Crewzer II had a term loan facility that matured in 2019 which was secured by a first preferred mortgage on its vessels. On December 19, 2017, Sea-Cat Crewzer II executed an amendment, at a cost of $0.1 million, that replaced SEACOR Holdings with SEACOR Marine as guarantor and required SEACOR Marine to maintain a debt to capital ratio below a defined threshold and a minimum cash balance on hand in excess of a defined threshold. The facility called for quarterly payments of principal and interest with a balloon payment of $17.3 million due at maturity. The interest rate was fixed at 1.52%, inclusive of an interest rate swap, plus a margin ranging from 2.10% to 2.75% subject to the level of funded debt (overall rate of 5.64% as of December 31, 2017). In the year ended December 31, 2017, the Company made scheduled payments of $1.2 million.

During the year ended December 31, 2018, Sea-Cat Crewzer II made scheduled payments of $1.8 million.  The remaining principal balance of $19.1 million was paid off by the SEACOR Marine Foreign Holdings Syndicated Facility on September 28, 2018.

Sea-Cat Crewzer Term Loan Facility. On April 28, 2017, the Company acquired a 100% controlling interest in Sea-Cat Crewzer through the acquisition of its partners’ 50% ownership interest (see Notes 3 and 5). Sea-Cat Crewzer had a term loan facility that matures in 2019 which was secured by a first preferred mortgage on its vessels. On December 19, 2017, Sea-Cat Crewzer executed an amendment, at a cost of $0.1 million, that replaced SEACOR Holdings with SEACOR Marine as guarantor and required SEACOR Marine to maintain a debt to capital ratio below a defined threshold and a minimum cash balance on hand in excess of a defined threshold. The facility called for quarterly payments of principal and interest with a balloon payment of $15.3 million due at maturity. The interest rate was fixed at 1.52%, inclusive of an interest rate swap, plus a margin ranging from 2.10% to 2.75% subject to the level of funded debt (overall rate of 5.64% as of December 31, 2017). In the year ended December 31, 2017, the Company made scheduled payments of $1.1 million.

During the year ended December 31, 2018, Sea-Cat Crewzer made scheduled payments of $1.6 million.  The remaining principal balance of $16.9 million was paid off by the SEACOR Marine Foreign Holdings Syndicated Facility on September 28, 2018.

Letters of Credit. As of December 31, 2019, the Company had outstanding letters of credit totaling $0.5 million for one lease obligation and labor and performance guarantees.

9.	INCOME TAXES

In late 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  This law significantly impacted our corporate income taxes commencing in 2018 and will continue to do so in future years.  The most significant provisions included reducing the corporate tax rate from 35% to 21%; eliminating U.S. federal tax on dividends from foreign subsidiaries, creating a limitation on deductible interest expense, further restricting the compensation deduction, and changing the utilization of Net Operating Losses (“NOL’s”).

In arriving at the 2019 results the Company took into account the impacts of the Tax Act based on our interpretation of the provisions enacted and the proposed regulations issued as of this date

Loss before income tax benefit and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2019	2018	2017
United States	$(71,833)	$(72,540)	$(90,696)
Foreign	(22,025)	(29,466)	(45,879)
Eliminations	11,022	8,782	18,785
	$(82,836)	$(93,224)	$(117,790)

The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2019	2018	2017
Current:
Federal	$(6)	$5,987	$(16,705)
State	(78)	3	(42)
Foreign	5,039	3,393	3,343
	4,955	9,383	(13,404)
Deferred:
Federal	(12,594)	(21,466)	(60,750)
State	(224)	(1,404)	(172)
Foreign	(49)	133	(84)
	(12,867)	(22,737)	(61,006)
	$(7,912)	$(13,354)	$(74,410)

For the year ending December 31, 2019, the Company has recorded a return to provision adjustment related to losses from a consolidated joint venture for the 2018 tax year. The resulting additional liability of $2.3 million was recorded in the Company’s financial statements during the third quarter of 2019.

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

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2019	2018	2017
Statutory rate	(21.0)%	(21.0)%	(35.0)%
U.S. federal income tax law changes	—%	—%	(37.3)%
SEACOR Holdings share awards to Company personnel	—%	0.2%	2.3%
Non-deductible expenses	—%	—%	1.8%
Exclusion of foreign subsidiaries with accumulated losses and withholding tax	7.2%	9.5%	3.1%
Noncontrolling interests	1.8%	(1.5)%	1.7%
State taxes	(0.3)%	(1.5)%	(0.2)%
Return to provision	2.9%	(0.5)%	0.4%
Other	(0.2)%	0.5%	—%
Effective Tax Rate	(9.6)%	(14.3)%	(63.2)%

For the year ending December 31, 2019, the Company’s effective income tax rate of 9.6% was lower than the statutory tax rate of 21% primarily due to foreign subsidiaries with current losses for which there is no current or future federal income tax benefit, reducing the statutory tax rate by 7.2%, and noncontrolling interests reducing the tax rate by 1.8%

For the year ending December 31, 2018, the Company’s effective income tax rate of 14.3% was lower than the Company’s statutory tax rate of 21% primarily due to foreign subsidiaries with current losses for which there is no current or future federal income tax benefit.

For the year ending December 31, 2017, the Company’s effective income tax rate of 63.2% was higher than the Company’s statutory tax rate of 35% primarily due to income tax benefits of $43.7 million recognized as a result of the Tax Act. The majority of the income tax benefits recognized were due to a reduction in U.S. tax rates from 35% to 21% applied to the Company’s domestic basis differences and the elimination of previously accrued deferred taxes on the unremitted earnings of the Company’s foreign subsidiaries.

The components of net deferred income tax liabilities as of December 31 were as follows (in thousands):

	2019	2018
Deferred tax liabilities:
Property and equipment	$63,827	$65,880
Investments in 50% or Less Owned Companies	3,039	3,040
Other	10,953	7,792
Total deferred tax liabilities	77,819	76,712
Deferred tax assets:
Federal Net Operating Loss Carryforwards	28,664	20,974
Other	16,561	11,677
	45,225	32,651
Valuation Allowance	(1,311)	(624)
Total deferred tax assets	43,914	32,027
Net deferred tax liabilities	$33,905	$44,685

The Section 163(j) interest deduction limitations were amended to limit the ability of the Company to deduct net interest expense to thirty percent of adjusted taxable income.   For the year ended December 31, 2019, $6.6 million of interest expense was suspended, and for the year ended December 31, 2018, $3.6 million of interest expense was suspended, resulting in a total interest expense amount available for carry forward of $10.2 million. This amount will be available to be deducted in future years subject to the 30% limitation. Future utilization of NOL’s arising in tax years after December 31, 2017 are limited to eighty percent of taxable income and are allowed to be carried forward indefinitely. As of December 31, 2019, the Company has $42.2 million of net operating losses generated prior to December 31, 2017 and $94.5 million of net operating losses generated after 2017. Net operating losses generated in 2017 may carry forward 20 years (expiring in 2037). The 2018 and 2019 NOLs will carry forward indefinitely with no expiration period but its utilization will be subject to an annual 80 percent of taxable income limitation.

As of December 31, 2019, the Company's valuation allowance of $1.3 million related primarily to Louisiana state net operating loss carryforwards.

10.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

		2019		2018
	Balance Sheet Classification	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	Current	$—	$3,009	$—	$1,659
		—	3,009	—	1,659
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	Long-Term	—	5,205	—	5,276
		$—	$8,214	$—	$6,935

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

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges at their inception. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $1.3 million for the year ended December 31, 2019, gains of $1.6 million for the year ended December 31, 2018 and losses of $0.2 million for the year ended December 31, 2017 as a component of other comprehensive loss. As of December 31, 2019, the interest rate swaps held by the Company and certain of the Company’s 50% or less owned companies were as follows:

•

Windcat Workboats had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03%) plus margin on the aggregate notional value of €15.0 million ($16.8 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value;

•

SEACOR Marine Foreign Holdings had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% plus margin on the amortized notional value of $8.8 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR Marine Foreign Holdings had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% plus margin on the amortized notional value of $48.6 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

SEACOR 88/888 had an interest rate swap agreement maturing in 2023 that calls for Seacor 88/888 to pay a fixed rate of interest of 3.175% plus margin on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $8.2 million as of December 31, 2019. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was immaterial for all periods presented.

The following tables reflect amounts recorded in Other Comprehensive Income (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2019	2018	2017
Interest rate swap contracts	$(1,901)	$(1,939)	$214
Joint venture interest rate swap contracts	(645)	(76)	389

	Gain (Loss) Reclassified from OCI into Income (Effective Portion)
Location of Gain	2019	2018	2017
Interest expense	$552	$31	118

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

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2019	2018	2017
Conversion option liability on Convertible Senior Notes	$71	$1,556	$20,422
Interest rate swap agreements	—	1,298	46
Forward currency exchange, option and future contracts	—	—	(212)
	$71	$2,854	$20,256

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes (See Note 8).

The Company and certain of the Company’s 50% or less owned companies have entered into interest rate swap agreements for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of December 31, 2019, the interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•

OSV Partners had two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% plus margin on the aggregate amortized notional value of $22.8 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

•

MexMar had five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% plus margin on the aggregate amortized notional value of $83.2 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

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

The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. There are no outstanding contracts at December 31, 2019.

11.	FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3(1)
2019
ASSETS
Construction reserve funds	$12,893	$—	$—
LIABILITIES
Derivative instruments (included in other current liabilities)	—	3,009	—
Conversion Option Liability on Convertible Senior Notes	—	—	5,205
2018
ASSETS
Derivative instruments (included in other receivables)	$—	$419	$—
Construction reserve funds	28,221	—	—
LIABILITIES
Derivative instruments (included in other current liabilities)	—	1,659	—
Conversion Option Liability on Convertible Senior Notes	—	—	5,276

(1)	For the year ended December 31, 2019, the Company recognized a $0.1 million gain in the fair market valuation of the Convertible Senior Notes, as valued by an independent third-party.

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

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
2019
ASSETS
Cash, cash equivalents and restricted cash	$87,047	$87,047	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	398,053	—	380,815	—
2018
ASSETS
Cash, cash equivalents and restricted cash	$93,254	$93,254	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	404,666	—	388,949	—

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

The Company’s non-financial assets and liabilities that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2019
ASSETS
Property and equipment:
AHTS	$—	$520	$—
FSV	—	1,858	—
2018
ASSETS
Property and equipment:
AHTS	$—	$2,000	$—
Liftboats	—	—	134,775
Specialty	—	4,500	—

Property and equipment. During the years ended December 31, 2019, 2018 and 2017 the Company recognized impairment charges of $12.0 million, $14.6 million, and $27.5 million, respectively, associated with certain offshore support vessels.  The Level 2 fair values were determined based on the contracted sales prices of the property and equipment, sales prices of similar property and equipment or scrap value, as applicable. The Level 3 fair values were determined based on third-party valuations using significant inputs that are unobservable in the market. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less estimated economic depreciation for comparably aged and conditioned assets less estimated economic obsolescence based on market data or utilization and rates per day worked trending of the vessels since 2014.

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

Investments, at equity, in 50% or less owned companies. During the year ended December 31, 2019, the Company marked its investments to zero in certain of its 50% of less owned companies.  December 31, 2017, the Company marked its investments to fair value in certain of its 50% or less owned companies. The Level 2 fair values were determined based on the purchase price of acquired interests or sales prices of similar equipment held in the venture. The Level 3 fair values were determined based on third-party valuations using significant inputs that are unobservable in the market. The Company’s partner declined to participate in a capital call from Falcon Global during 2017 and, as a consequence, the Company obtained 100% voting control of Falcon Global in accordance with the terms of the operating agreement (see Note 5). Upon the change in control, the Company’s investment in Falcon Global was deemed to approximate fair value.

12.	WARRANTS

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

On May 31, 2018 and June 8, 2018, the 250,693 and 38,857 Warrants were exercised, respectively for a penny per share which left 2,271,406 Warrants outstanding as of December 31, 2018.

On May 28, 2019 and June 14, 2019, 380,000 and 64,440 Warrants were exercised, respectively for a penny per share which left 1,826,966 Warrants outstanding as of December 31, 2019. In connection with the exercise of Warrants on June 14, 2019, 49 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

13.	STOCKHOLDERS' EQUITY

On January 1, 2019, the Company adopted ASC 842 regarding the recording of lease on the balance sheet. This adoption resulted in an increase of $10.4 million, net of tax, to the Company’s opening retained earnings for the current period.

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

On January 25, 2019, Seabulk Overseas Transport, Inc., a wholly owned subsidiary of SEACOR Marine (“Seabulk Overseas”), acquired a 6.25% minority interest in Windcat Workboats that it did not previously own upon the exercise of certain put options by one of the two minority owners pursuant to the terms of a subscription and shareholders agreement, as amended (the “Subscription and Shareholders Agreement”), in exchange for consideration of £1.6 million (approximately $2.0 million) in cash. The Company acquired the other 6.25% minority interest in Windcat Workboats that the Company did not already own on March 15, 2019 in exchange for consideration of 50,000 shares of Common Stock and €1.2 million (approximately $1.4 million) in cash. The Common Stock was issued in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. The two acquisitions resulted in Seabulk Overseas owning (and SEACOR Marine indirectly owning) 100% of Windcat Workboats.

On January 1, 2018, the Company adopted a new accounting standard issued by the FASB on October 24, 2016, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory. The impact of the adoption of the new standard resulted in a reduction of $12.1 million to the Company’s opening retained earnings.

On February 8, 2018, the Company formed FGH, a joint venture between the Company and MOI. In accordance with the terms of the Joint Venture Contribution and Formation Agreement, the Company and MOI contributed certain liftboat vessels and other related assets to the joint venture and assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets. The transaction consolidated 15 liftboat vessels operated by the Company and six liftboat vessels previously operated by MOI. FGUSA, a wholly-owned subsidiary of FGH, paid $15.0 million of MOI’s debtor-in-possession obligations and entered into a $131.1 million credit agreement comprised of the FGUSA Term Loan and the FGUSA Revolving Loan Facility. The Company performed a fair market valuation of the debt resulting in a debt discount of $9.5 million on the FGUSA Term Loan and $0.5 million debt discount on the FGUSA Revolving Loan Facility, which will be amortized over the life of the FGUSA Credit Facility. The debt discount on the FGUSA Revolving Loan Facility resulted in an adjustment of $0.4 million to stockholder’s equity.

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

14.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests		2019	2018
Falcon Global Holdings	28.0%		$21,119	$26,989
Windcat Workboats	—	(1)	—	2,115
Other	1.8%		313	300
			$21,432	$29,404

(1)	As of December 31, 2018, noncontrolling interest was 12.5%

Falcon Global Holdings. On February 8, 2018, a wholly-owned subsidiary of SEACOR Marine and MOI formed and capitalized a joint venture named Falcon Global Holdings LLC to operate the Company’s liftboat fleet.  In connection therewith and MOI’s plan of reorganization, which was confirmed on January 18, 2018, MOI emerged from its Chapter 11 bankruptcy case. In accordance with the terms of a Joint Venture Contribution and Formation Agreement, the Company and MOI contributed certain liftboat vessels and other related assets to FGH and its designated subsidiaries and FGH and its designated subsidiaries assumed certain operating liabilities and indebtedness associated with the liftboat vessels and related assets. The transaction consolidates the 15 liftboat vessels operated by the Company and six liftboat vessels previously operated by MOI. The total capital contributed to FGH was approximately $112.5 million of which, $43.3 million was transferred from FGI and $18.8 million was contributed by MOI and recorded at fair value, with the remaining capital contributed by the Company. The Company consolidates FGH as the Company holds 72% of the equity interest in FGH and is entitled to appoint a majority of the board of managers of FGH.

During the year ended December 31, 2019, the net loss of FGH was $21.0 million, of which $5.9 million was attributable to noncontrolling interest. As of December 31, 2019, the net assets of FGH were $77.2 million.

Windcat Workboats. Prior to January 25, 2019, Seabulk Overseas, a wholly-owned subsidiary of the Company, owned 87% of Windcat Workboats. On January 25, 2019, Seabulk Overseas acquired 6.25% minority interest in Windcat Workboats that it did not previously own. Seabulk Overseas acquired the remaining 6.25% interest in Windcat Workboats that the Company did not already own on March 15, 2019. As of December 31, 2018, the net assets of Windcat Workboats was $16.9 million. During the year ended December 31, 2018, the net loss of Windcat Workboats was $3.1 million, of which $0.4 million was attributable to noncontrolling interests.

15.	SAVINGS AND MULTI-EMPLOYER PENSION PLANS

SEACOR Marine Savings Plan. On January 1, 2016, the Company’s eligible U.S. based employees were transferred from the SEACOR Holdings sponsored defined contribution plan to the “SEACOR Marine 401(k) Plan,” a new Company sponsored defined contribution plan (the “Savings Plan”). Effective upon the June 1, 2017 Spin-off, the Company discontinued its contribution to the Savings Plan up until January 1, 2019, at which time the Company’s contribution will be limited to 1.0% of an employee’s wages. The Savings Plan costs for the year ended December 31, 2019 was $0.3 million.

MNOPF and MNRPF. Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received.

Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2015, the Company was invoiced and expensed $19.4 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. The invoiced amounts have been re-paid in full, other than with respect to $2.6 million invoiced in 2013, for which the Company has a repayment plan with the trustees of the MNOPF to repay such invoice in full by December 31, 2023. As of December 31, 2019, the remaining current and long-term liability due to the MNOPF were $0.3 million and $0.7 million, respectively.

On November 7, 2018, the Company received notice from MNOPF that a deficit of £9.0 million existed but noted that the trustee did not propose to collect any additional funds in respect of such deficit. Depending on the results of future valuations, it is possible that the MNOPF will experience further funding deficits requiring the Company to recognize payroll related expenses in the periods the notice is received.

The cumulative funding deficits of the MNRPF were being recovered by additional annual contributions from current employers that were subject to adjustment following the results of future tri-annual actuarial valuations. In 2015, the Company was invoiced and expensed $6.9 million for its share of a funding deficit in the MNRPF. The Company had a repayment plan with the trustees of the MNRPF for the amount to be repaid in full by October 30, 2018 and the amounts were settled by that date. On July 20, 2018, the Company was notified of additional contributions due and recognized in the second quarter of 2018 payroll related expenses of $1.19 million (£0.9 million) for its allocated share of the cumulative funding deficit including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. These additional contributions were invoiced in September 2018 and are payable in four annual installments beginning October 2018. As of December 31, 2019, all invoices related to the MNRPF have been settled in full. Depending upon the results of future actuarial valuations it is possible that the plan could experience further funding deficits that will require the Company to recognize payroll related operating expenses for those periods.

Other Plans. Certain employees participate in other defined contribution plans in various international regions including the United Kingdom and Singapore. During the years ended December 31, 2019, 2018 and 2017, the Company incurred costs of $0.3 million in 2019 and $0.2 million for 2018 and 2017, primarily from employer matching contributions.

16.	SHARE BASED COMPENSATION

Equity Incentive Plan. During 2017, the Company adopted the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan authorizes the Compensation Committee, or another committee designated by the Board and made up of two or more non-employee directors and outside directors, to provide equity-based or other incentive-based compensation for the purpose of attracting and retaining the Company and its affiliates’ directors, employees and certain consultants, and providing those directors, employees and consultants incentive opportunities and rewards for superior performance. The Board has authorized the issuance of 2,174,000 shares of Common Stock in connection with awards pursuant to the 2017 Plan, which was equal to 10% of the total number shares of SEACOR Marine Common Stock outstanding at the time of authorization. The types of awards under the 2017 Plan may include stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. As of December 31, 2019, a total of 567,424 shares remained available for issuance under the 2017 Plan.

Restricted stock typically vests from one to four years after the date of grant and options to purchase shares of Common Stock typically vest and become exercisable from one to four years after date of grant. Options to purchase shares of Common Stock granted under the 2017 Plan expire no later than the tenth anniversary of the date of grant. In the event of a participant’s death, retirement, termination by the Company without cause or a change in control of the Company, as defined in the 2017 Plan, restricted stock vests immediately and in the event of participant’s death or retirement, options to purchase shares of Common Stock vest and become immediately exercisable.

Distribution of SEACOR Marine Restricted Stock by SEACOR Holdings. Certain officers and employees of the Company previously received compensation through participation in SEACOR Holdings share award plans. Pursuant to the Employee Matters Agreement with SEACOR Holdings, participating Company personnel vested in all outstanding SEACOR Holdings share awards upon the Spin-off in 2017 and received SEACOR Marine restricted stock from the Spin-off distribution in connection with outstanding SEACOR Holdings restricted stock held. Therefore, the Company paid SEACOR Holdings $2.7 million upon completion of the Spin-off for the distribution of 120,693 shares of SEACOR Marine restricted stock, which is being amortized over the participants’ remaining original vesting periods.

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

Share Award Transactions. The following transactions have occurred in connection with the Company’s share-based compensation under the 2017 Plan during the years ended December 31:

	2019		2018
Director Stock Awards Granted	30,197		19,285

Restricted Stock Activity:
Outstanding as of the beginning of year	192,346		121,693
Granted - 2017 Plan	245,400	(1)	120,600
Vested	131,937		49,947
Forfeited	2,200		—
Outstanding as of the end of year	303,609		192,346

Stock Option Activity:
Outstanding as of the beginning of year	805,566		613,700
Granted - 2017 Plan	230,503		258,491
Exercised	113,750		66,625
Forfeited	8,750		—
Outstanding as of the end of year	913,569		805,566
(1)	Excludes 91,600 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

During the year ended December 31, 2019, the Company recognized $5.3 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the 2017 Plan. As of December 31, 2019, the Company had approximately $6.5 million in total unrecognized compensation costs. The weighted average period over which the compensation cost of non-vested awards will be recognized is approximately 1.25 and 1.33 years for stock options and restricted stock, respectively.

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

The weighted average fair value of restricted stock granted under the 2017 Plan was $13.28 and $21.63 for the year ended December 31, 2019 and 2018, respectively. The fair value was based the closing price of the Company’s stock on the day of the grant. The weighted average fair value of stock options granted under the 2017 Plan was $8.73 and $9.99 for the year ended December 31, 2019 and 2018, respectively. The fair value of each option granted during the years ended December 31, 2019 and 2018, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield; (b) weighted average expected volatility of 51.1 and 50.4, respectively; (c) weighted average discount rate of 2.1% and 2.79%, respectively and (d) expected life of 9.75 and 6.00 years, respectively. The intrinsic value of stock options exercised during 2019 was $1.6 million.

During the year ended December 31, 2019, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weight Average Grant Price
Non-Vested as of December 31, 2018	192,346	$22.32
Granted	245,400	13.28
Vested	131,937	13.45
Forfeited	2,200	17.26
Non-Vested as of December 31, 2019	303,609	20.46

During the year ended December 31, 2019, the number of shares and the weighted average exercise price on stock option transactions were as follows:

	Stock Options
	Number of Shares	Weight Average Grant Price
Non-Vested as of December 31, 2018	805,566	$14.81
Granted	230,503	8.73
Exercised	113,750	13.98
Forfeited	8,750	20.93
Non-Vested as of December 31, 2019	913,569	14.85
Exercisable as of December 31, 2019(1)	408,075	14.69

(1)	The weighted average remaining contractual term is 8.23 years.

As of December 31, 2019, there were 913,569 stock options outstanding with a weighted average exercise price of $14.85 and a weighted average remaining contractual term of 8.47 years. As of December 31, 2019, there was no aggregate intrinsic value for options outstanding.

17.	RELATED PARTY TRANSACTIONS

Transactions with SEACOR Holdings. The Company provided services of $0.1 million to SEACOR Holdings during the year ended December 31, 2017.

In connection with the Spin-off, SEACOR Marine entered into certain agreements with SEACOR Holdings that govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement.

As of December 31, 2019, SEACOR Holdings had guaranteed $22.8 million for various obligations of the Company, including performance obligations under sale-leaseback arrangements (see Note 7) and invoiced amounts for funding deficits under the MNOPF (see Note 15). As of December 31, 2018, SEACOR Holdings had guaranteed $40.6 million for various obligations of the Company, including: BNDES Equipment Construction Finance Notes (see Note 8); letters of credit issued on behalf of the Company; performance obligations under sale-leaseback arrangements (see Note 7); and invoiced amounts for funding deficits under the MNOPF (see Note 15). Pursuant to the Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the guaranteed obligations are settled by the Company. The Company recognized guarantee fees in connection with sale-leaseback arrangements of $0.2 million, $0.3 million and $0.3 million during 2019, 2018 and 2017, respectively, as additional leased-in equipment operating expenses in the accompanying consolidated statements of loss. Guarantee fees paid to SEACOR Holdings for all other obligations are recognized as SEACOR Holdings guarantee fees in the accompanying consolidated statements of loss.

Pursuant to one of the Transitions Services Agreements with SEACOR Holdings, the Company is obligated to reimburse SEACOR Holdings up to 50% of the severance and restructuring costs actually incurred by SEACOR Holdings as a result of the Spin-off up to, but not in excess of, $6.0 million (such that the Company shall not be obligated to pay more than $3.0 million). As of December 31, 2017, the Company had reimbursed SEACOR Holdings severance and restructuring costs of $0.7 million, which were recognized as additional administrative and general expenses in the accompanying consolidated statements of loss. There was no such reimbursement for the years ended December 31, 2019 and 2018.

Following the completion of the Spin-off, the Company is no longer charged for management fees or shared services allocation (see below) for administrative support by SEACOR Holdings; however, the Company continues to be supported by SEACOR Holdings for corporate services pursuant to the Transition Services Agreements with SEACOR Holdings under which it was initially charged $6.3 million annually for these services. The fees incurred have declined as the services and functions provided by SEACOR Holdings are terminated and replicated within the Company. For the year ended December 31, 2019, 2018, and 2017, the Company incurred fees of $0.6 million, $4.5 million and $3.3 million, respectively, for these services that were recognized as additional administrative and general expenses in the accompanying consolidated statements of loss.

Prior to the Spin-off, certain costs and expenses of the Company were borne by SEACOR Holdings and charged to the Company. These costs and expenses are included in both operating and administrative and general expenses in the accompanying consolidated statements of loss and are summarized as follows for the year ended December 31, 2017 (in thousands):

2017
Participation in SEACOR Holdings employee benefit plans	$899
Participation in SEACOR Holdings share award plans	8,383
Shared services allocation for administrative support	1,932
$11,214

•

SEACOR Holdings maintained self-insured health benefit plans for participating employees, including those of the Company, and charged the Company for its share of total plan costs incurred based on the percentage of its participating employees. Following the Spin-off, the Company no longer participates in SEACOR Holdings’ self-insured health benefit plans;

•

certain officers and employees of the Company received compensation through participation in SEACOR Holdings’ share award plans. The Company paid SEACOR Holdings for the fair value of its employees’ share awards. Pursuant to the Employee Matters Agreement with SEACOR Holdings, participating Company personnel vested in all outstanding SEACOR Holdings share awards upon the Spin-off and received SEACOR Marine restricted stock from the Spin-off distribution in connection with outstanding SEACOR Holdings restricted stock held. As a consequence, the Company paid SEACOR Holdings $9.4 million upon completion of the Spin-off, including $2.7 million for the distribution of 120,693 shares of SEACOR Marine restricted stock (see Note 16), which is being amortized over the participants’ remaining original vesting periods, and $6.7 million on the accelerated vesting of SEACOR Holdings share awards, which was immediately recognized. In addition, the Company recognized and paid share award expense of $1.7 million through the date of the Spin-off; and

•

prior to the Spin-off, SEACOR Holdings provided certain administrative support services to the Company under a shared services arrangement, including but not limited to payroll processing, information systems support, benefit plan management, cash disbursement support and treasury management. The Company was charged for its share of actual costs incurred generally based on volume processed or units supported.

Transactions regarding OSV Partners. Charles Fabrikant (Non-Executive Chairman of SEACOR Marine), John Gellert (President, Chief Executive Officer and Director of SEACOR Marine), Jesús Llorca (Executive Vice President and Chief Financial Officer of SEACOR Marine), other members of the Company’s management and board of directors and other unaffiliated individuals indirectly invested in OSV Partners by purchasing interests from three unaffiliated limited partners of OSV Partners who wished to dispose of their interests. During 2018, OSV Partners (i) raised $7.5 million of cash: $5 million in the form of second lien debt and $2.5 million in the form of class A preferred interests and (ii) obtained commitments from the limited partners of OSV Partners for an additional $2.5 million in the form of class a preferred interest. On December 18, 2019, the general partner of OSV Partners called these remaining commitments.  As of December 31, 2019, limited liability companies controlled by management and directors of the Company had invested $1.5 million, or 3.9%, in the limited partner interests; $0.3 million, or 5.0%, in preferred interests; $0.2 million, or 3.9%, in the form of second lien debt; and  $0.2 million, or 3.9%, in the class A preferred interests of OSV Partners. As of December 31, 2019, the investments of Messrs. Fabrikant, Gellert and Llorca in such limited liability companies were $0.3 million, $0.4 million and $0.2 million, respectively, representing 39.6% of such limited liability companies’ membership interests. The general partner of OSV Partners is a joint venture managed by the Company and an unaffiliated third-party. The Company owns 30.4% in the limited partner interests, 38.6% in the preferred interests, 43.0% of the second lien debt, and 43.0% in the class A preferred interest of OSV Partners. The Company agreed to abate to zero the management fees it charges to OSV Partners through December 31, 2020.

Transactions regarding Windcat Workboats. On January 25, 2019, Seabulk Overseas, a wholly-owned subsidiary of SEACOR Marine, acquired a 6.25% minority interest in Windcat Workboats that it did not previously own upon the exercise of a put option by one of the two minority owners, each of whom is a member (or an affiliate of a member) of management of Windcat Workboats, pursuant to the terms of a certain Subscription and Shareholders Agreement, as amended, for consideration of £1.6 ($2.0 million).  On March 15, 2019, Seabulk Overseas acquired the other 6.25% minority interest in Windcat Workboats that it did not previously own for consideration of 50,000 shares of Common Stock and €1.2 million (approximately $1.4 million) in cash. The two acquisitions resulted in Seabulk Overseas owning 100% of Windcat Workboats, a consolidated subsidiary which owns and operates the Company’s CTV that are primarily used to move personnel and supplies in Europe’s offshore wind markets.

Transactions with Carlyle. On December 1, 2015, the Company issued $175.0 million aggregate principal amount of its Convertible Notes to investment funds managed and controlled by Carlyle. Interest on the Convertible Notes is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2016 (see Note 8).

Pursuant to the note purchase agreement for the Convertible Notes and the Investment Agreement, the Company must use reasonable best efforts, subject to its directors’ fiduciary duties, to cause a person designated by Carlyle to be appointed as a director on the Board, if Carlyle, solely as a result of the conversion of the Convertible Notes, collectively owns, continues to own, or would (upon conversion) own 10.0% or more of the Company’s outstanding shares of Common Stock. During 2017, Ferris Hussein served on the Board as the director designated by Carlyle until his resignation on April 17, 2018. Carlyle has not exercised this right subsequent to Mr. Hussein’s resignation but retains the right to appoint a Board member. Mr. Hussein has been designated by Carlyle to observe meetings of the Board pursuant to Carlyle’s observer rights under the Convertible Notes. This observation right will terminate at the time Carlyle owns less than $50.0 million in aggregate principal amount of the Convertible Notes or a combination of the Convertible Notes and our Common Stock representing less than 5.0% of the Company’s Common Stock outstanding on a fully diluted basis, assuming the conversion of all of the Convertible Notes and Warrants to purchase Common Stock held by Carlyle.

In April 2018, the Company entered into the following Exchange and other transactions with Carlyle pursuant to which:

•

the Company exchanged $50.0 million in principal amount of the Convertible Notes for Common Stock (or warrants to purchase an equivalent number of shares of Common Stock at an exercise price of $0.01 per share) at an exchange rate of 37.73 per $1,000 principal amount of the Notes (equivalent to an exchange price of $26.50) for a total of approximately 1.9 million shares of Common Stock including Common Stock issuable upon exercise of the Exchange Warrants (the “Exchange”);

•

the Company and Carlyle amended the $125.0 million in principal amount of Convertible Notes that remains outstanding after the Exchange to (i) increase the interest rate from 3.75% per annum to 4.25% per annum and (ii) extend the maturity of the Convertible Notes by 12 months to December 1, 2023; and

•

Carlyle purchased 750,000 shares of Common Stock in a private placement whereby the Company issued an aggregate of 2,168,586 shares of Common Stock and warrants to purchase 674,164 shares of Common Stock at an exercise price of $0.01 per share in a private placement exempt from registration under the Securities Act (the “PIPE Issuance”) for aggregate consideration of $15.0 million.

Transactions with CME. Mr. Alfredo Miguel Bejos, who was elected as a director at the Company’s 2019 annual meeting, currently serves as President and Chief Executive Officer of CME. The Company entered into the following transactions with CME in 2018:

•	On April 26, 2018, CME purchased 325,836 shares of Common Stock and 674,164 warrants to purchase the Company’s Common Stock in the PIPE Issuance for aggregate consideration of $20.0 million.
•

On December 20, 2018, MEXMAR Offshore, a joint venture that is 49.0% owned by a subsidiary of the Company and 51.0% owned by a subsidiary of CME, acquired UP Offshore. UP Offshore was acquired for nominal consideration. In connection with the acquisition, UP Offshore’s existing debt was refinanced with $95.0 million of new indebtedness composed of (i) a $70.0 million six-year debt facility provided by UP Offshore’s existing lenders that is non-recourse to the Company, CME or any of their respective subsidiaries, (ii) a $15.0 million loan from MexMar, a joint venture between CME and the Company, to fund capital expenditures on two vessels and (iii) a $10.0 million loan from MEXMAR Offshore to fund working capital requirements funded by an approximate $5.0 million capital contribution to MEXMAR Offshore by each of the Company and CME.

The Company also participates in a variety of other joint ventures with CME, including MexMar, SMLLC and OVH. During 2018, the Company earned charter revenue of $16.5 million and management fees of $300,000 from MexMar. These agreements with MexMar were negotiated at arms-length in the ordinary course of business. In addition, in 2018:

•

The Company created a new subsidiary, SMLLC and contributed the Seacor Marlin supply vessel into SMLLC. On September 13, 2018, the Company sold 51.0% of SMLLC to MEXMAR Offshore, a wholly-owned subsidiary of MexMar, for $8.0 million in cash. The Seacor Marlin supply vessel was pledged as collateral under the MexMar credit facility, for which the Company receives an annual collateral fee.

•	The Company received a return of a capital advance from MexMar of $9.8 million.

In 2019, the Company sold an FSV to OVH for $2.4 million through a seller’s finance agreement.

Other Transactions. JMG GST LLC, an entity managed by Mr. John Gellert, President, Chief Executive Officer and director of SEACOR Marine, purchased $1,000,000, or 50,000 shares, of Common Stock in the PIPE Issuance.

18.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2019, the Company had capital commitments of $35.9 million for four PSVs, one CTV and other equipment, to be delivered in 2020. The Company has indefinitely deferred an additional $30.2 million of orders with respect to three FSVs.

In 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda (“Seabulk Offshore do Brasil”), an indirectly wholly owned subsidiary of SEACOR Marine, with respect to certain profit participation contribution (“PIS”) and social security financing contribution (“COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”).  In February 2015, Company deposited with the relevant Brazilian court an amount equal to USD $1.2 million and appealed the Deficiency Notice on the basis that such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure.  The case was remitted to the second instance and is currently awaiting trial.   Recently, a local Brazilian law was enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law.  Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured. The potential range of levies arising from the Deficiency Notice is R$12.8 million - R$17.5 million (USD $3.2 million – USD $4.3 million based on the exchange rate as of December 31, 2019).

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

The Company has $2.0 million available under its Windcat Workboats credit facilities.

19.	MAJOR CUSTOMERS AND SEGMENT INFORMATION

During the year ended December 31, 2019, Seacor Marine Arabia LLC was responsible for $30.8 million or 15% ($20.3 million or 10% from Zamil Offshore and $10.5 million or 5% from Saudi Aramco) of the Company’s total consolidated operating revenues from continuing operations. During the year ended December 31, 2018, Seacor Marine Arabia LLC was responsible for $21.4 million or 10% ($12.2 million or 6% from Zamil Offshore and $9.2 million or 4% from Saudi Aramco) of the Company’s total consolidated operating revenues from continuing operations. During the year ended December 31, 2017, Seacor Marine Arabia LLC was responsible for $16.0 million or 13% ($4.5 million or 4% from Zamil Offshore and $11.2 million or 9% from Saudi Aramco) of the Company’s total consolidated operating revenues from continuing operations.

During the years ended December 31, 2019, 2018 and 2017, the ten largest customers of the Company accounted for approximately 44%, 49%, and 58%, respectively, of the Company’s operating revenues from continuing operations. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

For the years ended December 31, 2019, 2018 and 2017, approximately 78%, 36%, and 82%, respectively, of the Company’s operating revenues and $(12.8) million, $(3.0) million, and $2.0 million, respectively, of equity in (losses) earnings from 50% or less owned companies, net of tax, were derived from its continuing foreign operations.

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

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2019
Operating Revenues:
Time charter	$38,955	$44,160	$54,312	$11,460	$33,414	$182,301
Bareboat charter	1,562	—	—	3,569	—	5,131
Other	3,806	1,461	1,669	1,390	5,734	14,060
	44,323	45,621	55,981	16,419	39,148	201,492
Direct Costs and Expenses:
Operating:
Personnel	17,491	13,833	16,698	4,459	13,031	65,512
Repairs and maintenance	7,583	4,701	7,182	1,348	3,855	24,669
Drydocking	4,594	490	600	161	3	5,848
Insurance and loss reserves	2,370	1,051	1,449	311	857	6,038
Fuel, lubes and supplies	2,936	3,471	2,904	1,056	960	11,327
Other	393	4,354	3,095	1,182	1,307	10,331
	35,367	27,900	31,928	8,517	20,013	123,725
Direct Vessel Profit	$8,956	$17,721	$24,053	$7,902	$19,135	77,767
Other Costs and Expenses:
Operating:
Leased-in equipment	$10,894	$3,090	$173	$10	$1,991	16,158
Administrative and general						44,726
Depreciation and amortization	$21,947	$10,404	$16,400	$6,205	$9,056	64,012
						124,896
Losses on Asset Dispositions and Impairments, Net						(5,397)
Operating Loss						$(52,526)
As of December 31, 2019
Property and Equipment:
Historical cost	$297,392	$207,107	$292,446	$57,534	$122,499	$976,978
Accumulated depreciation	(157,514)	(57,136)	(73,039)	(16,239)	(55,034)	(358,962)
	$139,878	$149,971	$219,407	$41,295	$67,465	$618,016
Total Assets(1)	$224,229	$161,915	$250,890	$116,736	$109,874	$863,644

(1)	Total assets exclude $145,232 thousand of corporate assets.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2018
Operating Revenues:
Time charter	$38,802	$43,847	$50,072	$17,343	$22,286	$172,350
Bareboat charter	—	—	—	4,635	—	4,635
Other	14,762	7,661	(887)	1,554	3,492	26,582
	53,564	51,508	49,185	23,532	25,778	203,567
Direct Costs and Expenses:
Operating:
Personnel	18,708	16,538	16,806	4,399	10,862	67,313
Repairs and maintenance	5,152	6,330	11,172	1,011	3,368	27,033
Drydocking	1,957	2,085	1,362	128	2,261	7,793
Insurance and loss reserves	2,922	1,096	1,371	495	459	6,343
Fuel, lubes and supplies	3,568	3,826	4,027	1,225	863	13,509
Other	393	4,313	3,980	1,130	467	10,283
	32,700	34,188	38,718	8,388	18,280	132,274
Direct Vessel Profit	$20,864	$17,320	$10,467	$15,144	$7,498	71,293
Other Costs and Expenses:
Operating:
Leased-in equipment	$8,240	$4,281	$224	$5	$489	13,239
Administrative and general						46,454
Depreciation and amortization	$23,227	$10,453	$18,762	$7,908	$8,491	68,841
						128,534
Losses on Asset Dispositions and Impairments, Net						(11,268)
Operating Loss						$(68,509)
As of December 31, 2018
Property and Equipment:
Historical cost	$432,336	$184,361	$306,897	$124,177	$68,812	$1,116,583
Accumulated depreciation	(224,737)	(55,206)	(81,378)	(57,002)	(43,076)	(461,399)
	$207,599	$129,155	$225,519	$67,175	$25,736	$655,184
Total Assets(1)	$351,748	$140,335	$260,002	$137,983	$18,217	$908,285

(1)	Total assets exclude $153,151 thousand of corporate assets, and $41,502 thousand of assets held-for-sale.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2017
Operating Revenues:
Time charter	$18,079	$32,866	$33,410	$2,977	$22,990	$110,322
Bareboat charter	—	—	—	4,636	—	4,636
Other	4,217	1,080	474	552	2,140	8,463
	22,296	33,946	33,884	8,165	25,130	123,421
Direct Costs and Expenses:
Operating:
Personnel	15,621	13,419	16,883	809	7,881	54,613
Repairs and maintenance	3,594	5,957	9,037	274	2,462	21,324
Drydocking	1,828	2,180	968	—	—	4,976
Insurance and loss reserves	3,286	677	1,444	316	306	6,029
Fuel, lubes and supplies	1,485	2,815	3,727	223	496	8,746
Other	249	3,319	5,240	117	208	9,133
	26,063	28,367	37,299	1,739	11,353	104,821
Direct Vessel Profit (Loss)	$(3,767)	$5,579	$(3,415)	$6,426	$13,777	18,600
Other Costs and Expenses:
Operating:
Leased-in equipment	$8,709	$4,317	$1,092	$5	$326	14,449
Administrative and general						49,865
Depreciation and amortization	$22,060	$9,280	$17,724	$3,608	$7,635	60,307
						124,621
Losses on Asset Dispositions and Impairments, Net						(23,623)
Operating Loss						$(129,644)
As of December 31, 2017
Property and Equipment:
Historical cost	$410,475	$192,600	$326,378	$72,484	$56,367	$1,058,304
Accumulated depreciation	(230,636)	(57,228)	(100,435)	(37,281)	(34,312)	(459,892)
	$179,839	$135,372	$225,943	$35,203	$22,055	$598,412
Total Assets(1)	$310,675	$140,173	$234,471	$103,135	$13,650	$802,104

(1)	Total assets exclude $169,346 thousand of corporate assets, and $37,054 thousand of assets held-for-sale.

20.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

Supplemental information for the years ended December 31 was as follows (in thousands):

	2019	2018	2017
Income taxes (paid) refunded, net	$1,999	$(316)	$33,773
Interest paid, excluding capitalized interest	22,452	21,031	9,216

21.	DISCONTINUED OPERATIONS

On December 2, 2019, the Company completed the sale of its North Sea standby safety business, which was previously classified as assets held for sale. Following the completion of the Sale, the Company has no continuing involvement in this business, which is considered a strategic shift in the Company’s operations. Summarized selected operating result of the Company’s assets, previously classified as held for sale were as follows (in thousands):

December 31,
2018
Assets from Discontinued Operations:
Current assets	$15,222
Net property and equipment	26,280
41,502
Total current liabilities	$2,526

	For the years ended December 31,
	2019	2018
Operating Revenues:
Time charter	$41,214	$49,902
Other revenue	45	140
	41,259	50,042
Costs and Expenses:
Operating	33,836	42,817
Direct Vessel Profit	7,423	7,225

General and Administrative Expenses	4,207	4,524
Lease Expense	60	71
Depreciation	3,504	3,405
(Loss) Gain on Asset Dispositions and Impairments, Net	91	2,521
Operating (Loss) Income	(257)	1,746
Other Income (Expense)
Interest income	11	12
Interest expense	(210)	(465)
Foreign currency translation loss	(75)	(53)
	(274)	(506)
Operating (Loss) Income Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	(531)	1,240
Income Tax Expense	(2)	7
Operating (Loss) Income Before Equity Earnings of 50% or Less Owned Companies	(529)	1,233
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	168	137
Net (Loss) Income from Discontinued Operations	$(361)	$1,370

22.	SUBSEQUENT EVENTS

On February 7, 2020, SEACOR Marine Holdings Inc. (“SEACOR Marine”), Falcon Global USA LLC (“FGUSA”), an indirect subsidiary of SEACOR Marine, and certain subsidiaries of FGUSA, entered into a Consent, Agreement and Omnibus Amendments agreement (the “Omnibus Amendment”) to that certain (i) $131.1 million term and revolving loan facility, dated as of February 8, 2018, with a syndicate of lenders administered by JP Morgan Chase Bank, N.A. (the “Credit Facility”) and (ii) obligation guaranty issued by SEACOR Marine, dated February 8, 2018, pursuant to which SEACOR Marine provides a guarantee of certain limited obligations of FGUSA under the Credit Facility (the “Guaranty”). The Omnibus Amendment provides for, among other things, (i) the extension from March 2020 to March 2021 of the commencement of monthly repayment of the term loan, with payments being the lesser of (a) $0.8 million per month and (b) the amount outstanding under the term loan and (ii) the extension of the term of the Guaranty for an additional one year from February 8, 2020 to February 8, 2021. As of February 7, 2020, there was $117.3 million of principal outstanding under the Credit Facility, comprised of $102.3 million of principal outstanding under the term loan facility and $15.0 million outstanding under the revolving loan facility.

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings (loss) per common share of SEACOR Marine Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2019
Operating Revenues	$49,070	$54,700	$52,812	$44,910
Operating Loss	(10,497)	(3,355)	(17,640)	(21,034)
Net (Loss) Income:
Continuing Operations	(19,176)	(10,341)	(31,438)	(28,273)
Discontinued Operations	(2,742)	(7,899)	1,174	—
	$(21,918)	$(18,240)	$(30,264)	$(28,273)
Net Loss attributable to SEACOR Marine Holdings Inc:	$(20,455)	$(18,444)	$(28,389)	$(25,549)
Basic and Diluted Loss Per Common Share of SEACOR Marine Holdings Inc.
Continuing Operations	$(0.74)	$(0.49)	$(1.31)	$(1.16)
Discontinued Operations	$(0.12)	$(0.29)	$0.10	$0.05
	$(0.86)	$(0.78)	$(1.21)	$(1.11)
2018
Operating Revenues	$58,897	$58,169	$47,871	$38,630
Operating Loss	(11,253)	(12,207)	(20,842)	(24,206)
Net (Loss) Income:
Continuing Operations	(7,780)	(17,706)	(26,505)	(31,430)
Discontinued Operations	(189)	1,940	(124)	(258)
	$(7,969)	$(15,766)	$(26,629)	$(31,688)
Net Loss attributable to SEACOR Marine Holdings Inc:	$(7,794)	$(15,957)	$(25,024)	$(28,833)
Basic and Diluted Loss Per Common Share of SEACOR Marine Holdings Inc.
Continuing Operations	$(0.39)	$(0.85)	$(1.18)	$(1.63)
Discontinued Operations	$0.04	$0.14	$(0.01)	$(0.01)
	$(0.35)	$(0.71)	$(1.19)	$(1.64)

SEACOR MARINE HOLDINGS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

Description	Balance Beginning of Year	Charges (Recoveries) to Cost and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2019
Allowance for doubtful accounts (deducted from trade and notes receivable)	$860	$(405)	$—	$455
Year Ended December 31, 2018
Allowance for doubtful accounts (deducted from trade and notes receivable)	$4,039	$(928)	$(2,251)	$860
Year Ended December 31, 2017
Allowance for doubtful accounts (deducted from trade and notes receivable)	$5,359	$(1,283)	$(37)	$4,039

(1)	Trade receivable amounts deemed uncollectible that were removed from accounts receivable and allowance for doubtful accounts.