Form 10-Q
period 2020-03-31
SEACOR Marine Holdings Inc.
filed 2020-05-11
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020               or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-37966

SEACOR Marine Holdings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2564547
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12121 Wickchester Suite 500, Houston, TX	77079
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (346) 980-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SMHI	New York Stock Exchange

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of May 4, 2020 was 23,027,225. The Registrant has no other class of common stock outstanding.

i

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$69,220	$83,943
Restricted cash	3,353	3,104
Receivables:
Trade, net of allowance for credit loss accounts of $375 and $455 in 2020 and 2019, respectively	48,192	49,128
Other	27,872	18,531
Inventories	1,575	1,228
Prepaid expenses and other	2,653	2,612
Total current assets	152,865	158,546
Property and Equipment:
Historical cost	930,264	976,978
Accumulated depreciation	(312,911)	(358,962)
	617,353	618,016
Construction in progress	55,302	74,344
Net property and equipment	672,655	692,360
Right-of-Use Asset - Operating Leases	8,990	17,313
Investments, at Equity, and Advances to 50% or Less Owned Companies	125,010	124,680
Construction Reserve Funds	3,745	12,893
Other Assets	3,270	3,401
	$966,535	$1,009,193
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	13,359	$15,099
Current portion of long-term debt:
Recourse	36,278	17,802
Non-recourse	806	—
Accounts payable and accrued expenses	32,023	25,691
Due to SEACOR Holdings	66	74
Accrued wages and benefits	1,274	1,832
Accrued interest	1,835	731
Accrued income taxes	1,143	—
Deferred revenue and unearned revenue	3,787	5,327
Accrued capital, repair and maintenance expenditures	10,577	15,997
Accrued insurance deductibles and premiums	2,921	3,564
Accrued professional fees	652	871
Derivatives	4,893	3,009
Other current liabilities	2,867	4,820
Total current liabilities	112,481	94,817
Long-Term Operating Lease Liabilities	7,859	9,822
Long-Term Debt:
Recourse	217,733	239,939
Non-recourse	138,996	140,312
Conversion Option Liability on Convertible Senior Notes	91	5,205
Deferred Income Taxes	26,113	33,905
Deferred Gains and Other Liabilities	7,951	6,269
Total liabilities	511,224	530,269
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 23,099,127 and 21,928,674 shares issued in 2020 and 2019, respectively	231	219
Additional paid-in capital	447,425	429,318
Retained earnings	11,131	27,076
Shares held in treasury of 71,902 and 47,185, respectively, at cost	(844)	(669)
Accumulated other comprehensive loss, net of tax	(2,971)	1,548
	454,972	457,492
Noncontrolling interests in subsidiaries	339	21,432
Total equity	455,311	478,924
	$966,535	$1,009,193

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Operating Revenues	$41,743	$44,910
Costs and Expenses:
Operating	24,620	35,166
Administrative and general	10,765	10,812
Lease expense	3,407	4,137
Depreciation and amortization	15,001	16,097
	53,793	66,212
Gain (loss) on Asset Dispositions and Impairments, Net	(12,572)	268
Operating Loss	(24,622)	(21,034)
Other Income (Expense):
Interest income	676	354
Interest expense	(7,638)	(7,664)
SEACOR Holdings guarantee fees	(16)	(29)
Derivative gains (losses), net	5,114	(925)
Foreign currency gains, net	65	670
	(1,799)	(7,594)
Loss from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(26,421)	(28,628)
Income Tax Benefit	(6,668)	(3,831)
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(19,753)	(24,797)
Equity in Losses of 50% or Less Owned Companies	(239)	(3,476)
Loss from Continuing Operations	(19,992)	(28,273)
(Loss) Income on Discontinued Operations, Net of Tax (see Note 15)	—	—
Net Loss	(19,992)	(28,273)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(4,047)	(2,724)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(15,945)	$(25,549)

Basic and Diluted Loss Per Common Share and Warrants of SEACOR Marine Holdings Inc.
Continuing operations	$(0.66)	$(1.11)
Discontinued operations	—	—
	$(0.66)	$(1.11)

Weighted Average Common Shares and Warrants Outstanding:
Basic and diluted shares	23,989,029	23,090,137

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net Loss	$(19,992)	$(28,273)
Other Comprehensive Loss:
Foreign currency translation gains (losses)	(2,528)	875
Derivative losses on cash flow hedges	(2,038)	(710)
Reclassification of derivative gains on cash flow hedges to interest expense	196	71
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	(149)	(260)
	(4,519)	(24)
Income tax benefit (expense)	—	—
	(4,519)	(24)
Comprehensive Loss	(24,511)	(28,297)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	(4,047)	(2,724)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(20,464)	$(25,573)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the three months ended March 31, 2020
December 31, 2019	21,881,487	$219	$429,318	47,187	$(669)	$27,076	$1,548	$21,432	$478,924
Issuance of Common Stock	900,000	9	3,349	—	—	—	—	—	3,358
Cancellation of employee share awards	(1,497)	—	—	—	—	—	—	—	—
Restricted stock grants	271,950	3	—	—	—	—	—	—	3
Amortization of employee share awards	—	—	1,069	—	—	—	—	—	1,069
Restricted stock vesting	(24,715)	—	—	24,715	(175)	—	—	—	(175)
Acquisition of consolidated joint venture	—	—	13,689	—	—	—	—	(17,046)	(3,357)
Net loss	—	—	—	—	—	(15,945)	—	(4,047)	(19,992)
Other comprehensive loss	—	—	—	—	—	—	(4,519)	—	(4,519)
March 31, 2020	23,027,225	$231	$447,425	71,902	$(844)	$11,131	$(2,971)	$339	$455,311

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the three months ended March 31, 2019
December 31, 2018	20,439,208	$204	$415,372	4,007	$(91)	$126,834	$(16,788)	$29,404	$554,935
Impact of adoption of new accounting standard for leases		—	—	—	—	10,416	—	—	10,416
December 31, 2018	20,439,208	204	415,372	4,007	(91)	137,250	(16,788)	29,404	565,351
Issuance of Common Stock	653,872	7	6,589	—	—	—	—	—	6,596
Amortization of employee share awards	—	—	776	—	—	—	—	—	776
Exercise of options	8,750	—	108	—	—	—	—	—	108
Restricted stock vesting	(21,551)	—	—	21,551	(282)	—	—	—	(282)
Cancellation of employee share awards	(1,000)	—	(15)	—	—	—	—	—	(15)
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(2,114)	(2,114)
Net loss	—	—	—	—	—	(25,549)	—	(2,724)	(28,273)
Other comprehensive loss	—	—	—	—	—	—	(24)	—	(24)
March 31, 2019	21,079,279	$211	$422,830	25,558	$(373)	$111,701	$(16,812)	$24,566	$542,123

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Continuing Operating Activities:
Net Loss	$(19,992)	$(28,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,001	16,097
Deferred financing costs amortization	312	320
Restricted stock amortization	1,069	761
Restricted stock vesting	(175)	(282)
Debt discount amortization	1,478	1,373
Bad debt recoveries	(80)	(404)
Loss (gain) from equipment sales, retirements or impairments	12,572	(268)
Derivative (gains) losses	(5,114)	925
Cash settlement on derivative transactions, net	(214)	(75)
Currency losses	(65)	(670)
Deferred income taxes	(7,768)	(5,160)
Equity losses	239	3,476
Dividends received from equity investees	—	400
Changes in Operating Assets and Liabilities:
Accounts receivables	(10,424)	(4,275)
Other assets	(855)	(2,791)
Accounts payable and accrued liabilities	5,908	13,991
Net cash used in operating activities	(8,108)	(4,855)
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(11,244)	(20,633)
Proceeds from disposition of property and equipment	3,105	378
Net change in construction reserve fund	9,148	(48)
Investments in and advances to 50% or less owned companies	(245)	(1,951)
Net cash provided by (used in) investing activities	764	(22,254)
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(5,222)	(4,361)
Purchase of subsidiary shares from noncontrolling interests	—	(3,392)
Proceeds from exercise of stock options and Warrants	—	108
Net cash used in financing activities	(5,222)	(7,645)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1,908)	873
Net Decrease in Cash, Restricted Cash and Cash Equivalents	(14,474)	(33,881)
Cash Flows from Discontinued Operations:
Operating Activities	—	2,888
Investing Activities	—	(376)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	612
Net Decrease in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	—	3,124
Net Decrease in Cash, Restricted Cash and Cash Equivalents	(14,474)	(30,757)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	87,047	96,852
Cash, Restricted Cash and Cash Equivalents, End of Period	$72,573	$66,095

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Marine Holdings Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “SEACOR Marine” refers to SEACOR Marine Holdings Inc. without its consolidated subsidiaries.

The outbreak of the novel coronavirus (“COVID-19”) and related decreases in commodity prices resulting from oversupply and demand weakness have caused significant disruptions and volatility in the global marketplace during the first quarter of 2020.  These conditions have persisted into the second quarter, and there remains a continuing uncertainty regarding the length and impact of COVID-19 on the energy industry and the outlook for our business. Although the decrease in oil and natural gas prices has not led to a significant decrease in the demand for our products and services, a prolonged period of severely depressed oil and natural gas prices compared to historic averages could have a material adverse effect on our business.

Recently Adopted Accounting Standards.

On June 30, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU represents a significant change in the Accounting for Credit Losses model. This ASU introduced the Current Expected Credit Losses (“CECL”) model, which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current U.S. generally accepted accounting principles (“GAAP”), which generally require that a loss be incurred before it is recognized. The standard applies to financial assets arising from revenue transactions such as contract assets and accounts receivables and is effective for fiscal years beginning after December 15, 2019. The adoption of the standard by the Company did not have a material impact on its consolidated financial position nor on its results of operations and cash flows.

On August 29, 2018, the FASB issued an amendment to the accounting standards, which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of the standard by the Company did not have a material impact on its consolidated financial position nor on its results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates certain disclosures as to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU adds disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of the standard by the Company did not have a material impact on the Company's disclosures.

Critical Accounting Policies.

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

The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company’s ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings from investments in 50% or less owned companies in the accompanying consolidated statements of net income (loss) as equity in earnings (losses) of 50% or less owned companies, net of tax.

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

The Company also contracts with various customers to carry out management services for vessels as agents for and on behalf of ship owners. These services include crew management, technical management, commercial management, insurance arrangements, sale and purchase of vessels, provisions and bunkering. As the manager of the vessels, the Company undertakes to use its best endeavors to provide the agreed management services as agents for and on behalf of the owners in accordance with sound ship management practice and to protect and promote the interest of the owners in all matters relating to the provision of services hereunder. The Company also contracts with various customers to carry out management services regarding engineering for vessel construction and vessel conversions. The vast majority of the ship management agreements span over the length of one to three years and are typically billed on a monthly basis. The Company transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognized revenue over the term of the contract while related costs are expensed as incurred.

Revenue that does not meet these criteria is deferred until the criteria is met and such revenue is considered a contract liability. Contract liabilities, which are included in other current liabilities in the accompanying consolidated balance sheets, for the three months ended March 31 were as follows (in thousands):

	2020	2019
Balance at beginning of period	$4,786	$1,327
Revenues deferred during the period	5	3,409
Revenues recognized during the period	(1,526)	(1,136)
Balance at end of period	$3,265	$3,600

As of March 31, 2020, the Company had deferred revenues of $3.3 million primarily related to $1.5 million of prepaid vessel management fees, and $1.8 million related to the time charter of offshore support vessels to customers from which collections were not reasonably assured.

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

As of March 31, 2020, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. During the three months ended March 31, 2020, capitalized interest totaled $0.2 million.

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

Market conditions caused by COVID-19, including the decrease in oil and natural gas prices as well as the affect the pandemic has had on our stock price, caused a triggering event to occur requiring us to test our assets for impairment. During the first quarter of 2020, the Company impaired the right-to-use assets on two of its leased liftboats. Based on the current market environment, it was determined that neither of these two vessels would return to active service during their remaining lease terms. Therefore, the Company recorded an impairment of $7.4 million in total for two leased-in vessels and recorded a partial impairment on one liftboat for $1.8 million based on an outside valuation of its remaining liftboat fleet. Estimated fair values for the Company’s owned vessels were established by independent appraisers based on researched market information, replacement cost information, and other data. If market conditions further decline from the depressed utilization and rates per day worked experienced over the last three years, fair values based on future appraisals could decline significantly. There were no other impairments of right-to-use assets or any other assets in the first quarter of 2020.

The Company’s other vessel classes and other individual vessels in active service and cold-stacked status, for which no impairment was deemed necessary, have generally experienced a less severe decline in utilization and rates per day worked based on specific market factors. The market factors include vessels with more general utility to a broad range of customers (e.g., fast support vessels (“FSVs”)), vessels required for customers to meet regulatory mandates and operating under multiple year contracts and vessels that serve customers outside of the offshore oil and natural gas market (e.g., crew transfer vessels (“CTVs”)).

For vessel classes and individual vessels with indicators of impairment but not recently impaired as of March 31, 2020, the Company has estimated that their future undiscounted cash flows exceed their current carrying values. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the affect COVID-19 has had on the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2020 and 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the three months ended March 31, 2020, the Company’s effective income tax rate of 25.2% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and the adjustment for the acquisition of the remaining minority membership interest in Falcon Global Holdings LLC (“Falcon Global Holdings”) (see “Note 10. Stockholder’s Equity”).

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Other Comprehensive Loss
December 31, 2019	$4,685	$(3,137)	$1,548	$(1,445)	$(11)	$6,716
Other comprehensive loss	(2,528)	(1,991)	(4,519)	—	—	(4,519)
Three months ended March 31, 2020	$2,157	$(5,128)	$(2,971)	$(1,445)	$(11)	$2,197

Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares and warrants to purchase common shares at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic loss per common share because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted loss per common share of the Company is computed based on the weighted average number of common shares and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes. For both the three months ended March 31, 2020 and 2019, diluted earnings per common share of the Company excluded 2,183,708 common shares, respectively, issuable pursuant to the Company’s Convertible Senior Notes (see “Note 5. Long-Term Debt”) as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the three months ended March 31, 2020 and 2019, diluted loss per common share of the Company excluded 461,363 and 129,080 shares of restricted stock, respectively, and 921,069 and 791,816 shares of stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

2.TRANSFORMATION, FACILITY RESTRUCTURING AND SEVERANCE CHARGES

Due to the highly competitive nature of the Company’s business and the continuing losses incurred over the last few years, the Company continues to reduce its overall cost structure and workforce to better align the Company with current activity levels. The ongoing transformation plan, which began in the third quarter of 2019 and is expected to extend through the second quarter of 2020 (the “Transformation Plan”), includes a workforce reduction, organization restructuring, facility consolidations and other cost reduction measures and efficiency initiatives across the Company’s geographic regions. The Transformation Plan was initiated to reduce the Company’s overall cost structure to better align with current activity levels of oil and gas exploration and production, and the Company continues to evaluate additional opportunities for further cost reductions to adapt to changing conditions caused by COVID-19.

In connection with the Transformation Plan, the Company recognized restructuring and transformation charges of $0.5 million for the three months ended March 31, 2020, which include severance charges of $0.5 million and other restructuring charges of less than $0.1 million. Other restructuring charges included contract termination costs, relocation and other associated costs. The restructuring and transformation charges are reflected in the Company’s general and administration expense.

The components of restructuring charges by segment for the three months ended March 31, 2020 were as follows (in thousands):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
Transformation Plan
Severance Charges	$128	$—	$235	$—	$110	$473
Other Charges	22	—	29	—	—	51
Total Charges	$150	$—	$264	$—	$110	$524

The severance and other restructuring charges gave rise to certain liabilities, the components of which are summarized in the following table (in thousands), and largely relate to liabilities accrued as part of the 2019 Transformation Plan that will be paid pursuant to the respective arrangements and statutory requirements.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
Transformation Plan
Severance Liability	$84	$—	$—	$—	$28	$112
Other Liability	—	—	—	—	—	—
Total Liability	$84	$—	$—	$—	$28	$112

The following table is a summary of the cumulative restructuring and reorganization cost incurred to date in operating charges and the estimated remaining restructuring and reorganization costs to be incurred as of March 31, 2020 (in thousands).

Transformation Plan
Cumulative restructuring costs incurred to date in operating charges	$4,242
Estimated additional restructuring costs to be incurred	1,501
Total restructuring and reorganization costs incurred and to be incurred	$5,743

3.EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2020, capital acquisitions were $11.2 million. Equipment deliveries during the three months ended March 31, 2020 include one platform supply vessel (“PSV”).

During the three months ended March 31, 2020, the Company sold two anchor handling towing supply (“AHTS”) vessels and one specialty vessel previously removed from service, two FSVs and other equipment for $3.1 million ($2.2 million cash and $0.9 million in previously received deposits) and gains of $1.1 million. In addition, the Company received $2.1 million in deposits for future sales.

4.	INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

SEACOSCO. The Company, through SEACOR Offshore Asia LLC, an indirect wholly-owned subsidiary of SEACOR Marine (“SEACOR Offshore Asia”), owns an unconsolidated 50% interest in SEACOSCO Offshore LLC (“SEACOSCO”). China Shipping Fan Tai Limited (“CSFT”) and China Shipping Industry (Hong Kong) Co., Limited (“CSIHK”) own the other 50% interest in SEACOSCO.

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

Management remains in discussions with the Shipyard, CSFT and CSIHK with respect to the other transactions contemplated by the MOU and the ongoing funding requirements of SEACOSCO. Subject to these ongoing discussions, effective January 2020, SEACOSCO ceased all principal and interest payments in connection with DPAs and has approximately $3.7 million in outstanding payments as of May 1, 2020. As of March 31, 2020, the balance on the SEACOR Shareholder Loans was $13.0 million, which is the aggregate amount of SEACOR Shareholder Loans provided, and SEACOR Marine recognized interest income of $1.0 million. As of March 31, 2020, an additional $5.6 million was due from SEACOSCO to the Company related to a Ship Management Agreement.

5.	LONG-TERM DEBT

The Company’s long-term debt obligations as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Recourse Long-term debt(1):
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Syndicated Credit Facility	110,500	113,750
Sea-Cat Crewzer III Term Loan Facility	22,891	24,128
SEACOR Alps	10,440	10,534
SEACOR 88/888 Term Loan	5,500	5,500
BNDES Equipment Construction Finance Notes	2,844	3,332
Total recourse Long-term debt	277,175	282,244
Non-recourse Long-term debt(2):
Falcon Global USA Term Loan Facility	102,349	102,349
Falcon Global USA Revolver	15,000	15,000
Windcat Workboats Facilities	23,919	24,730
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse Long-term debt	146,768	147,579
Total principal due for long-term debt	423,943	429,823
Current portion due within one year	(37,084)	(17,802)
Unamortized debt discount	(24,865)	(26,343)
Deferred financing costs	(5,265)	(5,427)
Long-term debt, less current portion	$356,729	$380,251

(1)	Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine as defined in the relevant debt agreements.
(2)

Non-recourse debt represents debt issued by the Company’s Consolidated Subsidiaries with no recourse to SEACOR Marine, other than certain limited support obligations as defined in the respective debt agreements, which in aggregate are not considered to be material to the Company’s business and financial condition.

As of March 31, 2020, the Company was in compliance with all debt covenants except for a covenant included in the Sea-Cat Crewzer III Term Loan Facility, which is guaranteed by SEACOR Marine. Under the facility, SEACOR Marine is required to maintain a net financial debt to equity ratio of 70%. As of March 31, 2020, SEACOR Marine’s net financial debt to equity ratio was 72%. The Company and the lenders under this facility are in discussions to waive or otherwise modify the terms of this guarantor covenant. Sea-Cat Crewzer III LLC, an indirect wholly-owned subsidiary of SEACOR Marine and the borrower under the Sea-Cat Crewzer III Term Loan Facility, is otherwise in compliance with all financial covenants and payment obligations under this facility, as is SEACOR Marine. The aforementioned non-compliance does not cause any cross defaults under the Company’s other credit facilities or the immediate acceleration of the Sea-Cat Crewzer III Term Loan Facility.

Until a waiver or modification of the terms of this guarantor covenant is received from the lenders under this facility, the Company has classified the balance of this debt as current.  The Company expects to receive such a waiver or modification in the second quarter of 2020 and upon receipt will reclassify the debt to long term.

On February 7, 2020, SEACOR Marine, Falcon Global USA LLC, an indirect wholly-owned subsidiary of SEACOR Marine (“FGUSA”), and certain subsidiaries of FGUSA, entered into a consent, agreement and an omnibus amendment (the “Omnibus Amendment”) to that certain (i) $131.1 million term and revolving loan facility, dated as of February 8, 2018, with a syndicate of lenders administered by JP Morgan Chase Bank, N.A. (the “Credit Facility”) and (ii) obligation guaranty issued by SEACOR Marine, dated February 8, 2018, pursuant to which SEACOR Marine guarantees certain limited obligations of FGUSA under the Credit Facility (the “Guaranty”). The Omnibus Amendment provides for, among other things, (i) the extension from March 2020 to March 2021 of the commencement of monthly repayment of the term loan, with payments being the lesser of (a) $0.8 million per month and (b) the amount outstanding under the term loan and (ii) the extension of the term of the Guaranty for an additional one year from February 8, 2020 to February 8, 2021.

On April 29, 2020, FGUSA and certain subsidiaries of FGUSA, entered into a sixth consent and agreement (the “Sixth Consent and Agreement”) to the Credit Facility, which provides that, among other things, (i) the deadline for delivery of the audited financial statements of FGUSA and its consolidated subsidiaries for the fiscal year ended December 31, 2019 (“FGUSA 2019 Audited Financial Statements”) was extended from April 29, 2020 to May 31, 2020, (ii) the FGUSA 2019 Audited Financial Statements are not required to be delivered without a “going concern” or like qualification, commentary or exception, and (iii) the deadline for delivery of certain physical vessel appraisals was extended to December 31, 2020.

On March 3, 2020, Windcat Workboats Holdings Ltd, an indirect wholly-owned subsidiary of SEACOR Marine (“Windcat Workboats”), together with certain other obligors that are its subsidiaries (collectively, the “Obligors”) entered into an agreement (the “RCF Agreement”) with Coöperatieve Rabobank U.A. (the “Agent”) to amend the €25 million revolving credit facility agreement, originally dated as of May 24, 2016, as amended and restated from time to time. Amended provisions included, among other things, the extension of the maturity date from December 31, 2021 to December 31, 2022. Applicable fees in the amount of €0.1 million were paid in conjunction with the RCF Amendment and amortized over the credit facility term. As of March 31, 2020, the Company has $2.3 million available under its Windcat Workboats credit facilities.

Letters of Credit. As of March 31, 2020, the Company had outstanding letters of credit of $0.4 million securing lease obligations and labor and performance guaranties.

6.	LEASES

As of March 31, 2020, the Company leased in two AHTS vessels, two liftboats, one FSV and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of March 31, 2020, the remaining lease terms of the vessels have remaining durations ranging from eight to 20 months. The lease terms of the other equipment range in duration from two to 321 months.

As of March 31, 2020, future minimum payments for operating leases for the remainder of 2020 and the years ended December 31 were as follows (in thousands):

Remainder of 2020	$11,489
2021	7,127
2022	669
2023	622
2024	697
Years subsequent to 2024	4,439
25,043
Interest component	(3,825)
21,218
Current portion of long-term operating lease liabilities	13,359
Long-term operating lease liabilities	$7,859

For the three months ended March 31, the components of lease expense were as follows (in thousands):

	2020	2019
Operating lease expense	$3,275	$3,612
Short-term lease expense (lease duration of twelve months or less at lease commencement)	132	525
	$3,407	$4,137

For the three months ended March 31, 2020, other information related to operating leases were as follows (in thousands except weighted average data):

2020
Operating cash flows from operating leases	$3,838
Right-of-use assets obtained for operating lease liabilities	$9
Weighted average remaining lease term, in years	4.9
Weighted average discount rate	4.2%

7.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the three months ended March 31, 2020:

Statutory rate	21.0%
Foreign taxes not creditable against U.S. income tax	(3.7)
Falcon Global Acquisition	12.0
Noncontrolling interests	(3.4)
Other	(0.7)
25.2%

In response to the COVID-19 pandemic, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed by the U.S. Congress and signed into law by the president. The CARES Act includes a number of provisions that amended the current U.S. tax regime applicable to the Company, including allowing net operating losses generated in 2018 through 2020 to be carried back for up to five years. The Company continues to assess the changes to U.S. tax laws included in the CARES Act but believes the changes included in the CARES Act may result in the recognition of a meaningful U.S. tax asset.

8.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$4,893	$—	$3,009
	—	4,893	—	3,009
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	—	91	—	5,205
	$—	$4,984	$—	$8,214

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized immaterial losses on derivative instruments designated as cash flow hedges during the three months ended March 31, 2020. As of March 31, 2020, the interest rate swaps held by the Company and its 50% or less owned companies were as follows:

•

Windcat Workboats had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03%) plus margin on the aggregate notional value of €15.0 million (approximately $16.5 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value;

•

SEACOR Marine Foreign Holdings Inc., an indirect wholly-owned subsidiary of SEACOR Marine (“SMFH” or “SEACOR Marine Foreign Holdings”), had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $8.5 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $48.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

SEACOR 88 LLC and SEACOR 888 LLC, both indirect wholly-owned subsidiaries of SEACOR Marine (collectively, “SEACOR 88/888”), have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.2% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31, 2020 as follows (in thousands):

	2020	2019
Conversion option liability on Convertible Senior Notes	$5,114	$(925)
Interest rate swap agreements	—	—
	$5,114	$(925)

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes issued to investment funds managed and controlled by The Carlyle Group (“Carlyle”). See “Note 9. Fair Value Measurements”.

The Company and certain of its 50% or less owned companies have entered into interest rate swap agreements that did not qualify as cash flow hedges for the general purpose of providing protection against increases in interest rates, which might lead to higher interest costs. As of March 31, 2020, these interest rate swaps held by the Company or its 50% or less owned companies were as follows:

•

SEACOR OSV Partners I LP (“OSV Partners”) has two interest rate swap agreements with maturities in 2020 that call for OSV Partners to pay a fixed rate of interest ranging from 1.89% to 2.27% per annum on the aggregate amortized notional value of $22.0 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value; and

•

Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), in which the Company has a 49% noncontrolling interest, has five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $79.7 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

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

The Company’s financial assets and liabilities as of March 31, 2020 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
March 31, 2020
ASSETS
Construction reserve funds	$3,745	$—	$—
LIABILITIES
Derivative instruments	—	4,893	—
Conversion Option Liability on Convertible Senior Notes	—	—	91
December 31, 2019
ASSETS
Construction reserve funds	$12,893	$—	$—
LIABILITIES
Derivative instruments	—	3,009	—
Conversion Option Liability on Convertible Senior Notes	—	—	5,205

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

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2020 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$72,573	$72,573	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	393,813	—	350,081	—
December 31, 2019
ASSETS
Cash, cash equivalents and restricted cash	$87,047	$87,047	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	398,053	—	380,815	—

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analysis based on estimated current rates for similar types of arrangements. It was not practicable to estimate the fair value of certain of the Company’s investments, at cost, in 50% or less owned companies because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. Considerable judgment was required in developing certain of the estimates of fair value including the consideration of the recent COVID-19 pandemic that has caused significant volatility in U.S. and international markets, and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The Company’s other assets and liabilities that were measured at fair value during the three months ended March 31, 2020 were as follows (in thousands);

2020	Level 1	Level 2	Level 3
ASSETS
Property and equipment:
Liftboats	$—	$8,100	$—
2019
ASSETS
Property and equipment:
AHTS	$—	$520	$—
FSVs	—	1,858	—

Property and equipment. During the three months ended March 31, 2020, the Company recognized impairment charges of $9.2 million primarily associated with certain vessels. The Level 2 fair values were determined based on the sales prices of similar property and equipment as scrap value.

10.	STOCKHOLDERS’ EQUITY

On March 20, 2020, SEACOR LB Holdings LLC, an indirect wholly-owned subsidiary of SEACOR Marine (“SEACOR LB Holdings”), entered into a membership interest purchase agreement with SEACOR Marine, Montco Offshore, LLC (“Montco”) and Lee Orgeron, the principal of Montco, pursuant to which SEACOR LB Holdings purchased the 28% minority equity interest in Falcon Global Holdings held by Montco in exchange for 900,000 shares of SEACOR Marine common stock, par value $0.01 per share, issued to Montco as purchase consideration in a private placement. The purchase resulted in the Company owning 100% of Falcon Global Holdings.

11.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests		March 31, 2020	December 31, 2019
Falcon Global Holdings	0%	(1)	—	$21,119
Other	1.8%		339	313
			$339	$21,432

(1)	Before March 20, 2020, noncontrolling interest was 28%.

Falcon Global Holdings.  Prior to March 20, 2020, the Company held 72% of the equity interest in Falcon Global Holdings. On March 20, 2020, the Company completed the acquisition of the 28% minority interest in Falcon Global Holdings, resulting in the Company’s 100% ownership of Falcon Global Holdings. Consideration paid by the Company was 900,000 shares of Common Stock issued in a private placement to the seller of the minority interest, Montco.

During the three months ended March 31, 2020, the net loss of Falcon Global Holdings was $14.5 million, including non-cash impairment charges of $9.2 million. These charges were recognized concurrently with the acquisition of the minority interest with $4.1 million of net loss attributable to noncontrolling interest.

12.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, the Company’s unfunded capital commitments were $34.2 million for three PSVs and two CTVs. All of the unfunded capital commitments are payable during the remainder of 2020. The Company has indefinitely deferred an additional $16.3 million of orders with respect to two FSVs that the Company had previously reported unfunded capital commitments.

On April 20, 2020, the vessel SEACOR Andes was delivered, which is the second vessel of a purchase of three vessels that was contracted in January 2019. The vessel SEACOR Alps was delivered in September 2019. The third contracted vessel, the SEACOR Atlas, is expected to be delivered in the second quarter of 2020.

On April 17, 2020, Hull 488, which was under construction at the Gulf Craft Shipyard, was sold by the Company for $14.5 million resulting in a gain of $2.1 million, which will be recognized in the second quarter of 2020.

In 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda (“Seabulk Offshore do Brasil”), an indirect wholly-owned subsidiary of SEACOR Marine, with respect to certain profit participation contributions (“PIS”) and social security financing contributions (“COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”). In February 2015, Company deposited with the relevant Brazilian court an amount equal to USD $1.2 million and appealed the Deficiency Notice on the basis that such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure.  The case was remitted to the second instance and is currently awaiting trial. Recently, a local Brazilian law was enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured. The potential range of levies arising from the Deficiency Notice is R$12.8 million - R$17.5 million (USD $2.3 million – USD $3.2 million based on the exchange rate as of March 31, 2020).

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

13.	STOCK BASED COMPENSATION

Transactions in connection with the Company’s 2017 Equity Incentive Plan during the three months ended March 31, 2020 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2019	303,609
Granted	271,950
Vested	112,699
Forfeited	1,497
Outstanding as of March 31, 2020	461,363

Stock Option Activity:
Outstanding as of December 31, 2019	913,569
Granted	37,500
Exercised	—
Forfeited	30,000
Outstanding as of March 31, 2020	921,069

For the three months ended March 31, 2020, the Company acquired for treasury 24,715 shares of Common Stock for an aggregate purchase price of $0.2 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan.

14.SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2019 Annual Report. Certain reclassifications of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of Discontinued Operations (see “Note 15. Discontinued Operations”). The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended March 31, 2020
Operating Revenues:
Time charter	$4,375	$11,095	$11,767	$3,396	$8,657	$39,290
Bareboat charter	724	—	—	—	—	724
Other marine services	642	167	420	149	351	1,729
	5,741	11,262	12,187	3,545	9,008	41,743
Direct Costs and Expenses:
Operating:
Personnel	2,928	2,695	3,811	1,215	3,057	13,706
Repairs and maintenance	617	1,435	1,246	392	1,114	4,804
Drydocking	1,057	8	414	(114)	-	1,365
Insurance and loss reserves	135	193	339	69	203	939
Fuel, lubes and supplies	524	472	665	135	271	2,067
Other	79	571	683	305	101	1,739
	5,340	5,374	7,158	2,002	4,746	24,620
Direct Vessel Profit	$401	$5,888	$5,029	$1,543	$4,262	17,123
Other Costs and Expenses:
Lease expense	$2,138	$1,126	$45	$9	$89	3,407
Administrative and general						10,765
Depreciation and amortization	5,358	2,604	3,790	899	2,350	15,001
						29,173
Gain on Asset Dispositions and Impairments						(12,572)
Operating Loss						$(24,622)
As of March 31, 2020
Property and Equipment:
Historical Cost	256,059	199,242	281,767	74,308	118,888	930,264
Accumulated Depreciation	(120,599)	(52,225)	(67,829)	(17,271)	(54,987)	(312,911)
	$135,460	$147,017	$213,938	$57,037	$63,901	$617,353
Total Assets (1)	$191,611	$158,660	$245,279	$134,171	$106,412	$836,133

(1)	Total assets by region does not include corporate assets of $130,403 as of March 31, 2020.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended March 31, 2019
Operating Revenues:
Time charter	$8,005	$10,773	$12,499	$4,922	$4,620	$40,819
Bareboat charter	—	—	—	1,143	—	1,143
Other	1,132	(637)	228	635	1,590	2,948
	9,137	10,136	12,727	6,700	6,210	44,910
Direct Costs and Expenses:
Operating:
Personnel	4,503	3,867	4,254	1,556	2,443	16,623
Repairs and maintenance	2,778	1,184	2,193	335	1,094	7,584
Drydocking	1,994	338	159	79	-	2,570
Insurance and loss reserves	592	213	327	135	147	1,414
Fuel, lubes and supplies	683	754	709	428	232	2,806
Other	90	2,106	1,100	521	352	4,169
	10,640	8,462	8,742	3,054	4,268	35,166
Direct Vessel Profit, from Continuing Operations	$(1,503)	$1,674	$3,985	$3,646	$1,942	$9,744
Other Costs and Expenses:
Lease expense	$2,911	$785	$46	$1	$394	$4,137
Administrative and general						10,812
Depreciation and amortization	5,498	2,356	4,249	1,936	2,058	16,097
						31,046
Loss on Asset Dispositions and Impairments						268
Operating Loss, for Continuing Operations						$(21,034)
As of March 31, 2019
Property and Equipment:
Historical Cost	416,559	207,167	310,297	119,699	114,382	1,168,104
Accumulated Depreciation	(223,720)	(59,652)	(85,627)	(60,444)	(48,796)	(478,239)
	$192,839	$147,515	$224,670	$59,255	$65,586	$689,865
Total Assets (1)	$330,938	$160,624	$266,007	$128,421	$91,047	$977,037

(1)	Total assets by region does not include corporate assets of $135,312 as of March 31, 2019.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of March 31, 2020 and 2019, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $125.0 million and $124.7 million, respectively. Equity in (losses) earnings of 50% or less owned companies for the three months ended March 31, 2020 and 2019 were ($0.2) million and ($3.4) million, respectively.

15.DISCONTINUED OPERATIONS

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

Three Months Ended March 31,
2019
Boston Putford Offshore Safety Ltd
Operating Revenues:
Time charter	$11,308
Other revenue	31
11,339
Costs and Expenses:
Operating	9,111
Direct Vessel Profit	2,228

General and Administrative Expenses	1,188
Lease Expense	11
Depreciation	1,096
2,295
Gain on Asset Dispositions and Impairments, Net	91
Operating Income	24
Other Income (Expense)
Interest income	3
Interest expense	(71)
Foreign currency translation loss	(35)
(103)
Operating Loss Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	(79)
Income Tax Expense	—
Operating Loss Before Equity Earnings of 50% or Less Owned Companies	(79)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	79
Net (Loss) Income from Discontinued Operations	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in Item 1A. (Risk Factors) and Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s 2019 Annual Report. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time.  All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Overview

The following analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2019 Annual Report.

The Company provides global marine and support transportation services to offshore oil, natural gas exploration and windfarm development and production facilities worldwide. As of March 31, 2020, the Company and its joint ventures operated a diverse fleet of 147 support and specialty vessels, of which 97 were owned or leased-in, 47 were joint ventured and three were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

The Company’s fleet features offshore support and specialty vessels that deliver cargo and personnel to offshore installations; handle anchors and mooring equipment required to tether rigs to the seabed; tow rigs and assist in placing them on location and moving them between regions; provide construction, well workover and decommissioning support; carry and launch equipment used underwater in drilling and well installation, maintenance and repair; and provide windfarm installation, maintenance and repair support. Additionally, the Company’s vessels provide accommodations for technicians and specialists, safety support and emergency response services. The Company’s fleet also features CTVs used primarily in windfarm operations.

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

In the recent months, oil prices have experienced record declines in response to a significant amount of anticipated oversupply in oil and natural gas caused by (i) the COVID-19 pandemic that began in late 2019 and has led to a substantial decrease in global economic activity and (ii) supply decisions principally by Russia and Saudi Arabia resulting in failure to agree on terms to maintain production limits and the ensuing influx of additional oil to an already oversupplied market. These recent declines in oil and natural gas prices come on top of prices that have, for the last few years, been below historic averages. On January 2, 2020, West Texas Intermediate (“WTI”) crude oil prices closed at a price of $61.18 per barrel. By March 31, 2020, the last trading date of the first quarter of 2020, WTI crude oil prices closed at a price of $20.48 per barrel and on April 20, 2020, the New York Mercantile Exchange (“NYMEX”) WTI oil futures price for May 2020 went “negative” to -$37.63 per barrel. While OPEC+ members have implemented production cuts, the cuts have failed to have a material positive affect on oil and natural gas prices. To the extent that the outbreak of COVID-19 continues to negatively impact demand, the Company expects there to be excess supply of oil and natural gas for the foreseeable future. This excess supply could, in turn, result in transportation and storage capacity constraints in the United States, or even the elimination of available storage.

The Company’s business is, to a large extent, tied to the level of offshore exploration, development and production activity by oil and gas companies around the world. Although the decrease in oil and natural gas prices has not had a material effect on our business to date, to the extent that oil and gas companies decide to abandon or delay offshore oil and gas projects due to the lower demand for oil and natural gas and resulting lower prices, it could have a material adverse effect on our business and financial condition.

There are a number of steps the Company can take to mitigate any adverse effects to its business stemming from the COVID-19 pandemic and the resulting depressed oil and natural gas price environment, including sales of assets, workforce reductions and other cost reduction measures. In addition, we expect to receive a meaningful amount of tax refunds over the next 12 months as a result of the changes in the current U.S. tax law included in the CARES Act.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of March 31, 2020, 12 of the Company’s 97 owned and leased-in, in-service vessels were cold-stacked worldwide, and an additional one owned vessel was retired and removed from service.

Recent Developments

Amendment of Falcon Global Credit Agreement. On February 7, 2020, SEACOR Marine, FGUSA, and certain subsidiaries of FGUSA, entered into an Omnibus Amendment to that certain (i) Credit Facility and (ii) Guaranty. The Omnibus Amendment provides for, among other things (i) the extension from March 2020 to March 2021 of the commencement of monthly repayment of the term loan, with payments being the lesser of (a) $0.8 million per month and (b) the amount outstanding under the term loan and (ii) the extension of the term of the Guaranty for an additional one year from February 8, 2020 to February 8, 2021.

On April 29, 2020, FGUSA and certain subsidiaries of FGUSA, entered into the Sixth Consent and Agreement, which provides that, among other things, (i) the deadline for delivery of the FGUSA 2019 Audited Financial Statements is extended from April 29, 2020 to May 31, 2020, (ii) the FGUSA 2019 Audited Financial Statements are not required to be without a “going concern” or like qualification, commentary or exception, and (iii) the deadline for delivery of certain physical vessel appraisals is extended to December 31, 2020.

Sale of North Sea Standby Safety Fleet. On December 2, 2019, SEACOR Capital (UK) Limited, an indirect wholly-owned subsidiary of SEACOR Marine (“SEACAP”), completed the sale of its standby safety fleet business, which we refer to as the emergency response and rescue vessel (“ERRV”) fleet. Unless the context indicates otherwise, all of the results presented in this Quarterly Report on Form 10-Q exclude the ERRV fleet operations which are classified as discontinued operations.

Costs and Restructuring Initiatives. During the third quarter of 2019, the Company initiated certain cost reduction initiatives to better align its operating expenses with the current state of its business and the offshore marine industry, including a reduction of workforce, reorganization of the management structure, closure and/or consolidation of certain facilities and streamlining of operations. The Company expects these initiatives, which will impact all of its reportable segments, to be completed by the second quarter of 2020 and is targeting annualized recurring savings of at least $8.0 million once completed. For the three months ended March 31, 2020, the Company incurred one-time restructuring charges totaling $0.5 million related to these restructuring activities. Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three months (“Current Year Quarter”) ended March 31, 2020 compared with the three months (“Prior Year Quarter”) ended March 31, 2019. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended March 31,
	2020		2019
Time Charter Statistics:
Average Rates Per Day Worked (excluding crew transfer)	$11,157		$9,796
Average Rates Per Day	$7,163		$7,109
Fleet Utilization (excluding crew transfer)	57%		57%
Fleet Utilization	63%		58%
Fleet Available Days (excluding crew transfer)	5,210		6,496
Fleet Available Days	8,668		9,916
Operating Revenues:
Time charter	$39,290	94%	$40,819	91%
Bareboat charter	724	2%	1,143	3%
Other marine services	1,729	4%	2,948	7%
	41,743	100%	44,910	100%
Costs and Expenses:
Operating:
Personnel	13,706	33%	16,623	37%
Repairs and maintenance	4,804	12%	7,584	17%
Drydocking	1,365	3%	2,570	6%
Insurance and loss reserves	939	2%	1,414	3%
Fuel, lubes and supplies	2,067	5%	2,806	6%
Other	1,739	4%	4,169	9%
	24,620	59%	35,166	78%
Administrative and general	10,765	26%	10,812	24%
Depreciation and amortization	15,001	36%	16,097	36%
Lease expense - operating	3,407	8%	4,137	9%
	53,793	129%	66,212	147%
Gains (Loss) on Asset Dispositions and Impairments, Net	(12,572)	(30%)	268	1%
Operating Loss	(24,622)	(59%)	(21,034)	(47%)
Other (Expense) Income, Net	(1,799)	(4%)	(7,594)	(17%)
Loss Before from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(26,421)	(63%)	(28,628)	(64%)
Income Tax Expense (Benefit)	(6,668)	(16%)	(3,831)	(9%)
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(19,753)	(47%)	(24,797)	(55%)
Equity in Losses of 50% or Less Owned Companies	(239)	(1%)	(3,476)	(8%)
Loss from Continuing Operations	(19,992)	(48%)	(28,273)	(63%)
(Loss) Gain from Assets Held for Sale, Net of Tax	—	—%	—	—%
Net Loss	(19,992)	(48%)	(28,273)	(63%)
Net Gain (Loss) attributable to Noncontrolling Interests in Subsidiaries	(4,047)	(10%)	(2,724)	(6%)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(15,945)	(38%)	$(25,549)	(57%)

Direct Vessel Profit. Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, “DVP”) is the Company’s measure of segment profitability when applied to reportable segments and a non-GAAP measure when applied to individual vessels, fleet categories or the combined fleet. DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its individual vessels, fleet categories, regions and combined fleet, without regard to financing decisions (depreciation and interest expense for owned vessel vs. lease expense for leased-in vessels). DVP is also useful when comparing the Company’s fleet’s performance against those of its competitors who may have differing fleet financing structures.

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended March 31, 2020
Time Charter Statistics:
Average Rates Per Day	$20,988	$9,249	$9,634	$9,397	$3,471	$7,163
Fleet Utilization	11%	89%	73%	93%	73%	63%
Fleet Available Days	1,864	1,346	1,671	389	3,398	8,668
Operating Revenues:
Time charter	$4,375	$11,095	$11,767	$3,396	$8,657	$39,290
Bareboat charter	724	—	—	—	—	724
Other marine services	642	167	420	149	351	1,729
	5,741	11,262	12,187	3,545	9,008	41,743
Direct Costs and Expenses:
Operating:
Personnel	2,928	2,695	3,811	1,215	3,057	13,706
Repairs and maintenance	617	1,435	1,246	392	1,114	4,804
Drydocking	1,057	8	414	(114)	—	1,365
Insurance and loss reserves	135	193	339	69	203	939
Fuel, lubes and supplies	524	472	665	135	271	2,067
Other	79	571	683	305	101	1,739
	5,340	5,374	7,158	2,002	4,746	24,620
Direct Vessel Profit	$401	$5,888	$5,029	$1,543	$4,262	17,123
Other Costs and Expenses:
Lease expense	$2,138	$1,126	$45	$9	$89	3,407
Administrative and general						10,765
Depreciation and amortization	5,358	2,604	3,790	899	2,350	15,001
						29,173
Gain on Asset Dispositions and Impairments						(12,572)
Operating Loss						$(24,622)
As of March 31, 2020
Property and Equipment:
Historical Cost	256,059	199,242	281,767	74,308	118,888	930,264
Accumulated Depreciation	(120,599)	(52,225)	(67,829)	(17,271)	(54,987)	(312,911)
	$135,460	$147,017	$213,938	$57,037	$63,901	$617,353
Total Assets (1)	$189,249	$158,660	$245,279	$134,171	$106,412	$833,771

(1)	Total assets by region does not include corporate assets of $130,403 as of March 31, 2020.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended March 31, 2019
Time Charter Statistics:
Average Rates Per Day	$10,588	$9,461	$8,386	$12,900	$2,339	$7,109
Fleet Utilization	28%	87%	72%	71%	60%	58%
Fleet Available Days	2,698	1,313	2,061	541	3,303	9,916
Operating Revenues:
Time charter	$8,005	$10,773	$12,499	$4,922	$4,620	$40,819
Bareboat charter	—	—	—	1,143	—	1,143
Other	1,132	(637)	228	635	1,590	2,948
	9,137	10,136	12,727	6,700	6,210	44,910
Direct Costs and Expenses:
Operating:
Personnel	4,503	3,867	4,254	1,556	2,443	16,623
Repairs and maintenance	2,778	1,184	2,193	335	1,094	7,584
Drydocking	1,994	338	159	79	—	2,570
Insurance and loss reserves	592	213	327	135	147	1,414
Fuel, lubes and supplies	683	754	709	428	232	2,806
Other	90	2,106	1,100	521	352	4,169
	10,640	8,462	8,742	3,054	4,268	35,166
Direct Vessel Profit, from Continuing Operations	$(1,503)	$1,674	$3,985	$3,646	$1,942	9,744
Other Costs and Expenses:
Lease expense	$2,911	$785	$46	$1	$394	4,137
Administrative and general						10,812
Depreciation and amortization	5,498	2,356	4,249	1,936	2,058	16,097
						31,046
Loss on Asset Dispositions and Impairments						268
Operating Loss, for Continuing Operations						$(21,034)
As of March 31, 2019
Property and Equipment:
Historical cost	$416,559	$207,167	$310,297	$119,699	$114,382	$1,168,104
Accumulated depreciation	(223,720)	(59,652)	(85,627)	(60,444)	(48,796)	(478,239)
	$192,839	$147,515	$224,670	$59,255	$65,586	$689,865
Total Assets(1)	$330,938	$160,624	$266,007	$128,421	$91,047	$977,037

(1)	Total assets by region does not include corporate assets of $135,312 as of March 31, 2019.

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Three Months Ended March 31, 2020
Time Charter Statistics:
Average Rates Per Day	$8,012	$8,472	$7,360	$—	$27,513	$2,375	$—	$7,163
Fleet Utilization	39%	76%	79%	—%	31%	72%	—%	63%
Fleet Available Days	709	2,521	433	91	1,456	3,458	—	8,668
Operating Revenues:
Time charter	$2,225	$16,284	$2,520	$—	$12,339	$5,922	$—	$39,290
Bareboat charter	—	724	—	—	—	—	—	724
Other marine services	559	(355)	(69)	—	250	315	1,029	1,729
	2,784	16,653	2,451	—	12,589	6,237	1,029	41,743
Direct Costs and Expenses:
Operating:
Personnel	892	4,659	1,206	13	4,097	2,592	247	13,706
Repairs and maintenance	408	2,278	348	11	650	1,056	53	4,804
Drydocking	22	36	—	—	1,307	—	—	1,365
Insurance and loss reserves	45	332	67	20	679	99	(303)	939
Fuel, lubes and supplies	216	904	119	22	490	230	86	2,067
Other	259	1,000	397	101	147	86	(251)	1,739
	1,842	9,209	2,137	167	7,370	4,063	(168)	24,620
Direct Vessel Profit (Loss)	$942	$7,444	$314	$(167)	$5,219	$2,174	$1,197	$17,123
Other Costs and Expenses:
Lease expense	$1,216	$352	$—	$—	$1,497	$—	$342	$3,407
Administrative and general								10,765
Depreciation and amortization	561	5,118	787	128	6,128	1,717	562	15,001
								29,173
Gain on Asset Dispositions and Impairments								(12,572)
Operating Loss								$(24,622)
As of March 31, 2020
Property and Equipment:
Historical cost	$50,189	$382,254	$61,626	$6,940	$327,028	$77,867	$24,360	$930,264
Accumulated depreciation	(30,289)	(98,219)	(9,258)	(3,079)	(101,114)	(52,951)	(18,001)	(312,911)
	$19,900	$284,035	$52,368	$3,861	$225,914	$24,916	$6,359	$617,353

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Three Months Ended March 31, 2019
Time Charter Statistics:
Average Rates Per Day	$8,502	$7,609	$7,001	$—	$17,750	$2,325	$—	$7,109
Fleet Utilization	38%	68%	62%	—%	46%	60%	—%	58%
Fleet Available Days	900	3,295	501	90	1,710	3,420	—	9,916
Operating Revenues:
Time charter	$2,875	$17,083	$2,182	$—	$13,877	$4,802	$—	$40,819
Bareboat charter	—	—	1,143	—	—	—	—	1,143
Other marine services	(658)	(251)	781	—	2,080	322	674	2,948
	2,217	16,832	4,106	—	15,957	5,124	674	44,910
Direct Costs and Expenses:
Operating:
Personnel	1,390	5,511	1,678	65	5,097	2,309	573	16,623
Repairs and maintenance	630	2,337	619	4	2,828	1,096	70	7,584
Drydocking	75	350	162	—	1,983	—	—	2,570
Insurance and loss reserves	122	326	105	8	884	104	(135)	1,414
Fuel, lubes and supplies	62	1,102	399	31	1,005	189	18	2,806
Other	592	2,464	1,144	95	444	113	(683)	4,169
	2,871	12,090	4,107	203	12,241	3,811	(157)	35,166
Direct Vessel Profit (Loss), from Continuing Operations	$(654)	$4,742	$(1)	$(203)	$3,716	$1,313	$831	9,744
Other Costs and Expenses:
Lease expense	$1,539	$352	$318	$—	$1,498	$—	$430	4,137
Administrative and general								10,812
Depreciation and amortization	575	5,944	1,036	128	6,053	2,031	330	16,097
								31,046
Loss on Asset Dispositions and Impairments								268
Operating Loss, for Continuing Operations								$(21,034)
As of March 31, 2019
Property and Equipment:
Historical cost	$197,343	$434,298	$81,407	$25,683	$329,525	$75,204	$24,644	$1,168,104
Accumulated depreciation	(169,305)	(104,524)	(38,238)	(20,561)	(77,938)	(49,553)	(18,120)	(478,239)
	$28,038	$329,774	$43,169	$5,122	$251,587	$25,651	$6,524	$689,865

Fleet Counts. The Company’s fleet count as of March 31, 2020 and December 31, 2019 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
March 31, 2020
AHTS	4	—	4	—	8
FSV	28	5	1	1	35
Supply	5	34	—	2	41
Specialty	1	3	—	—	4
Liftboats	14	—	2	—	16
Crew transfer	38	5	—	—	43
	90	47	7	3	147
December 31, 2019
AHTS	4	—	4	—	8
FSV	30	5	1	1	37
Supply	4	34	—	2	40
Specialty	1	3	—	1	5
Liftboats	14	—	2	—	16
Crew transfer	38	5	—	—	43
	91	47	7	4	149

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three months ended March 31, the Company’s time charter statistics and direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$7,153
FSV	7,400		7,634
Supply	7,380		—
Liftboats	32,416		13,260
Overall	20,988		10,588
Utilization:
AHTS	—%		2%
FSV	25%		39%
Supply	10%		—%
Liftboats	10%		31%
Overall	11%		28%
Available Days:
AHTS	273		450
FSV	364		883
Supply	44		—
Specialty	91		90
Liftboats	1,092		1,275
Overall	1,864		2,698
Operating revenues:
Time charter	$4,375	76%	$8,005	88%
Bareboat charter	724	13%	—	—%
Other marine services	642	11%	1,132	12%
	5,741	100%	9,137	100%
Direct operating expenses:
Personnel	2,928	51%	4,503	49%
Repairs and maintenance	617	11%	2,778	30%
Drydocking	1,057	18%	1,994	22%
Insurance and loss reserves	135	2%	592	6%
Fuel, lubes and supplies	524	9%	683	7%
Other	79	1%	90	1%
	5,340	93%	10,640	116%
Direct Vessel Profit	$401	7%	$(1,503)	(16)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $2.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.7 million lower due to net fleet dispositions, $0.6 million lower due to the repositioning of vessels between geographic regions and $0.6 million lower due to lower utilization of the core fleet. As of March 31, 2020, the Company had 12 of 23 owned and leased-in vessels (two AHTS vessels, three FSVs, six liftboats, and one specialty vessel) cold-stacked in this region compared with 16 of 32 vessels as of March 31, 2019.

Direct Operating Expenses. Direct operating expenses were $5.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.2 million lower due to the repositioning of vessels between geographic regions and $0.9 million lower due to net fleet dispositions. Direct operating expenses for the core fleet were $3.2 million lower which was primarily due to reduced repair and drydocking costs.

Africa, primarily West Africa. For the three months ended March 31, the Company’s time charter statistics and direct vessel profit in Africa was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$8,241		$9,325
FSV	9,554		10,196
Supply	9,192		7,414
Overall	9,249		9,461
Utilization:
AHTS	73%		94%
FSV	94%		86%
Supply	100%		81%
Overall	89%		87%
Available Days:
AHTS	345		270
FSV	910		769
Supply	91		274
Overall	1,346		1,313
Operating revenues:
Time charter	$11,095	99%	$10,773	106%
Other marine services	167	1%	(637)	(6%)
	11,262	100%	10,136	100%
Direct operating expenses:
Personnel	2,695	24%	3,867	38%
Repairs and maintenance	1,435	13%	1,184	12%
Drydocking	8	0%	338	3%
Insurance and loss reserves	193	2%	213	2%
Fuel, lubes and supplies	472	4%	754	7%
Other	571	5%	2,106	21%
	5,374	48%	8,462	83%
Direct Vessel Profit	$5,888	52%	$1,674	17%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Time charter revenues were $0.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Time charter revenues were $0.6 million higher due to one vessel commencing a time charter after previously having revenues recognized only upon receipt of cash, due to collection concerns, and $0.3 million lower due to the repositioning of vessels between geographic regions.

Direct Operating Expenses.  Direct operating expenses were $3.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating costs were $2.5 million lower due to the repositioning of vessels between geographic regions, $0.3 million lower for the active fleet and other changes in fleet mix and $0.3 million lower due to the timing of drydockings.

Middle East and Asia. For the three months ended March 31, the Company’s time charter statistics and direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,619		$5,892
FSV	7,784		6,111
Supply	6,685		5,982
Liftboats	28,093		27,150
Crew transfer	1,982		2,025
Overall	9,634		8,386
Utilization:
AHTS	27%		41%
FSV	73%		79%
Supply	91%		50%
Liftboats	84%		100%
Crew transfer	60%		50%
Overall	73%		72%
Available Days:
AHTS	91		180
FSV	974		1,341
Supply	273		180
Liftboats	182		180
Crew transfer	151		180
Overall	1,671		2,061
Operating revenues:
Time charter	$11,767	97%	$12,499	98%
Other marine services	420	3%	228	2%
	12,187	100%	12,727	100%
Direct operating expenses:
Personnel	3,811	31%	4,254	33%
Repairs and maintenance	1,246	10%	2,193	17%
Drydocking	414	3%	159	1%
Insurance and loss reserves	339	3%	327	2%
Fuel, lubes and supplies	665	5%	709	5%
Other	683	6%	1,100	8%
	7,158	59%	8,742	68%
Direct Vessel Profit	$5,029	41%	$3,985	31%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Time charter revenues were $0.7 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to net fleet dispositions. As of March 31, 2020, the Company had no owned and leased in vessels cold stacked in this region compared with one of 23 vessels as of March 31, 2019.

Direct Operating Expenses. Direct operating expenses were $1.6 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to net fleet dispositions and the timing of dry dockings and certain repair expenditures.

Latin America (Brazil, Mexico, Central and South America). For the three months ended March 31, the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2020		2019
Time Charter Statistics:
Rates Per Day Worked:
FSV	$7,204		$6,800
Liftboats	15,913		18,212
Overall	9,397		12,900
Utilization:
FSV	99%		59%
Liftboats	100%		85%
Overall	93%		71%
Available Days:
FSV	273		302
Supply	25		—
Liftboats	91		239
Overall	389		541
Operating revenues:
Time charter	$3,396	96%	$4,922	73%
Bareboat charter	-	—%	1,143	17%
Other marine services	149	4%	635	9%
	3,545	100%	6,700	100%
Direct operating expenses:
Personnel	1,215	34%	1,556	23%
Repairs and maintenance	392	11%	335	5%
Drydocking	(114)	(3%)	79	1%
Insurance and loss reserves	69	2%	135	2%
Fuel, lubes and supplies	135	4%	428	6%
Other	305	9%	521	8%
	2,002	56%	3,054	45%
Direct Vessel Profit	$1,543	44%	$3,646	54%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $2.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.6 million lower due to the repositioning of vessels between geographic regions and $1.1 million lower due to the sale of two vessels on bareboat charter. As of March 31, 2020, the Company had no owned and leased-in vessels cold-stacked in this region compared with one of seven vessels as of March 31, 2019.

Direct Operating Expenses. Direct operating expenses were $1.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, vessel operating expenses were $1.4 million lower due to the repositioning of vessels between geographic regions, and $0.3 million higher due to net fleet additions.

Europe, primarily North Sea. For the three months ended March 31, the Company’s time charter statistics and direct vessel profit in Europe was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2020		2019
Time Charter Statistics:
Rates Per Day Worked:
Liftboats	32,038		—
Crew Transfer	2,389		2,339
Overall	3,471		2,339
Utilization:
Liftboats	100%		—%
Crew Transfer	73%		61%
Overall	73%		61%
Available Days:
Supply	—		47
Liftboats	91		16
Crew Transfer	3,307		3,240
Overall	3,398		3,303
Operating revenues:
Time charter	$8,657	96%	$4,620	74%
Other marine services	351	4%	1,590	26%
	9,008	100%	6,210	100%
Direct operating expenses:
Personnel	3,057	34%	2,443	39%
Repairs and maintenance	1,114	12%	1,094	18%
Insurance and loss reserves	203	2%	147	2%
Fuel, lubes and supplies	271	3%	232	4%
Other	101	1%	352	6%
	4,746	53%	4,268	69%
Direct Vessel Profit, for Continuing Operations	$4,262	47%	$1,942	31%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. For CTVs, time charter revenues were $1.1 million higher. Time charter revenues were $0.6 million higher due to net fleet additions, and $0.5 million higher for the core fleet, primarily due to increased utilization. As of March 31, 2020, the Company had one CTV retired and removed from service in this region.

For liftboats, time charter revenues were $2.9 million higher due to the repositioning of vessels between geographic regions.

Other marine services were $1.2 million lower primarily due to lower mobilization revenues for the liftboat vessels, and the termination of a charter of a PSV owned by a joint venture.

Direct Operating Expenses. Direct operating expenses were $0.5 million higher in the Current Year Quarter compared to the Prior Year Quarter. On an overall basis, vessel operating expenses were $0.6 million higher due to the repositioning of vessels between geographic regions and $0.3 million higher due to net fleet additions. Vessel operating expenses were $0.4 million lower due to the termination of a charter-in of a PSV from a joint venture.

Leased Expense. Leased-in equipment expenses for the Current Year Quarter were $0.7 million lower compared with the Prior Year Quarter, primarily due to the completion of the lease of one supply vessel.

Administrative and general. Administrative and general expenses were flat for the Current Year Quarter compared to the Prior Year Quarter.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter was $1.1 million lower compared with the Prior Year Quarter primarily due to net fleet dispositions.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold two AHTS vessels and one specialty vessel previously removed from service, two FSVs and other equipment for $3.1 million ($2.2 million cash and $0.9 million in previously received deposits) and gains of $1.1 million all of which was recognized currently. In addition, the Company recorded impairment charges of $9.2 million related to one liftboat and two leased-in liftboats and recognized net losses of $4.5 million ($4.8 million loss due to the disposal of one vessel under construction, offset by a $0.3 million gain due to the redelivery of one leased-in AHTS vessel). During the Prior Year Quarter, the Company sold one vessel under construction for net proceeds of $4.3 million (all of which were previously received deposits) and gains of $0.2 million, (all of which was recognized currently).

Other Income (Expense), Net

For the periods ended March 31, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Other Income (Expense):
Interest income	$676	$354
Interest expense	(7,638)	(7,664)
SEACOR Holdings guarantee fees	(16)	(29)
Derivative losses, net	5,114	(925)
Foreign currency gains, net	65	670
	$(1,799)	$(7,594)

Interest income. Interest income in the Current Year Quarter was higher compared with the Prior Year Quarter primarily due to intercompany notes with one of the Company’s joint ventures.

Interest expense. Interest expense was flat for the Current Year Quarter compared to the Prior Year Quarter.

Derivative losses, net. Net derivative gains during the Current Year Quarter compared to the Prior Year Quarter were primarily due to decreases in the fair value of the Company’s conversion option liability embedded in the Company’s Convertible Senior Notes. The decrease in the conversion option liability was primarily the result of the drop in the fair value of the Company’s stock price.

Foreign currency gains, net. Foreign currency gains for the Current Year Quarter were relatively stable compared with more volatility of fluctuating currencies during 2019.

Income Tax Benefit

For the three months ended March 31, 2020, the Company’s effective income tax rate of 25.2% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and the annual return-to-accrual adjustment for the prior year. During the three months ended March 31, 2019, the Company’s effective income tax rate of 13.4% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and a reversal of an unrecognized tax benefit.

Equity in Earnings (Losses) of 50% or Less Owned Companies

Equity in losses of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $3.2 million lower due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended March 31,
	2020	2019
MexMar	$1,389	$109
OSV Partners	(473)	(463)
Dynamic Offshore Drilling	—	(741)
SEACOSCO	(675)	(1,641)
Other	(480)	(740)
	$(239)	$(3,476)

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

As of March 31, 2020, the Company had unfunded capital commitments of $34.2 million that included three PSVs and two CTVs. All of the unfunded capital commitments are payable during the remainder of 2020. The Company has indefinitely deferred an additional $16.3 million of orders with respect to two FSVs that the Company had previously reported unfunded capital commitments.

As of March 31, 2020, the Company had outstanding debt of $393.8 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of March 31, 2020, are as follows:

Actual
Remainder 2020	$12,733
2021	25,446
2022	49,926
2023	231,674
2024	92,412
Years subsequent to 2024	11,752
$423,943

As of March 31, 2020, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $76.3 million. As of March 31, 2020, construction reserve funds of $3.7 million were classified as non-current assets in the accompanying condensed consolidated balance sheets as the Company has the intent and ability to use the funds to acquire equipment. Additionally, the Company had $2.3 million available under subsidiary credit facilities.

Summary of Cash Flows

For the three months ended March 31, the following is a summary of the Company’s cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by or (used in):
Operating Activities	$(8,108)	$(4,855)
Investing Activities	764	(22,254)
Financing Activities	(5,222)	(7,645)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(1,908)	873
Net Increase in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	—	3,124
Net (Decrease) Increase in Cash, Restricted Cash and Cash Equivalents	$(14,474)	$(30,757)

Operating Activities

Cash flows used in continuing operating activities decreased by $3.3 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows used in operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2020	2019
DVP:
United States, primarily Gulf of Mexico	$401	$(1,503)
Africa, primarily West Africa	5,888	1,674
Middle East and Asia	5,029	3,985
Latin America	1,543	3,646
Europe, Continuing Operations	4,262	1,942
Operating, leased-in equipment (excluding amortization of deferred gains)	(3,838)	(4,842)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(9,776)	(10,455)
SEACOR Holdings management and guarantee fees	(16)	(29)
Dividends received from 50% or less owned companies	—	400
	3,493	(5,182)
Changes in operating assets and liabilities before interest and income taxes	(7,144)	2,924
Restricted stock vested	(175)	(282)
Cash settlements on derivative transactions, net	(214)	(75)
Interest paid, excluding capitalized interest (1)	(4,744)	(4,593)
Interest received	676	354
Income taxes refunded, net	—	1,999
Total cash flows provided by (used in) operating activities	$(8,108)	$(4,855)

(1)

During the Current Year Quarter and the Prior Year Quarter, capitalized interest paid and included in purchases of property and equipment for continuing operations was $0.2 million and $0.4 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Quarter, net cash provided by investing activities was $0.8 million, primarily for the following:

•	capital expenditures were $11.2 million;
•

the Company sold two AHTS vessels and one specialty vessel previously retired and removed from service, two FSVs and other equipment for net proceeds of $3.1 million ($2.2 million cash and $0.9 million in previously received deposits);

•	construction reserve funds account transactions included withdrawals of $9.1 million; and
•	the Company made investments in, and advances to, its 50% or less owned companies of $0.2 million.

During the Prior Year Quarter, net cash used in investing activities of continuing operations was $22.3 million, primarily as a result of the following:

•	capital expenditures were $20.6 million;
•

the Company sold one vessel under construction for net proceeds of $4.3 million (all of which was a previously received deposit) and received $0.4 million in deposits for the future sale of vessels; and

•	the Company made investments in, and advances to, its 50% or less owned companies of $2.0 million, comprised primarily of its capital contribution in the SEACOSCO joint venture.

Financing Activities

During the Current Year Quarter, net cash used in financing activities was $5.2 million. The Company:

•	made scheduled payments on long-term debt and obligations of $5.2 million.

During the Prior Year Quarter, net cash used in financing activities was $7.6 million. The Company:

•	made scheduled payments on long-term debt and obligations of $4.4 million;
•	purchased subsidiary shares from holders of noncontrolling interests for $3.4 million; and
•	issued Common Stok for proceeds of $0.1 million.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, construction reserve funds, cash generated from operating activities, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital and debt service requirements. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. To date, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or, except as noted in “Note 5. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q, the Company’s ability to meet its financial maintenance covenants in its various credit facilities. Management will continue to closely monitor the Company’s liquidity and the credit and capital markets generally and more specifically as it relates to the COVID-19 pandemic. As noted above under “Overview”, there are a number of steps the Company can take to mitigate any adverse effects to the Company's liquidity stemming from the COVID-19 pandemic and the resulting depressed oil and natural gas price environment, including sales of assets, workforce reduction and other cost reduction measures. In addition, we expect to receive a meaningful amount of tax refunds over the next 12 months as a result of the changes in the current U.S. tax law included in the CARES Act.

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources included in the Company’s 2019 Annual Report. There has been no material change in the Company’s off-balance sheet arrangements during the three months ended March 31, 2020.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 5. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 8. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2019 Annual Report.

Contractual Obligations and Commercial Commitments

For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in the Company’s contractual obligations and commercial commitments.

Contingencies

As of March 31, 2020, SEACOR Holdings has guaranteed $18.5 million on behalf of the Company for various obligations including: performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the Merchant Navy Officers Pension Fund (“MNOPF”). Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2019 Annual Report. There has been no material change in the Company’s exposure to market risk during the three months ended March 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 solely as a result of the material weakness in the Company’s internal control over financial reporting described below.

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

Material Weakness in Internal Control Over Financial Reporting Existing as of March 31, 2020

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of the Company’s financial statements as of and for the quarter ended March 31, 2020, prior to public dissemination of the condensed consolidated financial statements and related information for the period, an error was identified related to the accounting for its bifurcated conversion option liability derivative embedded in its convertible senior notes (See “Note 8. Derivative Instruments and Hedging Strategies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q). As a result, the Company’s management evaluated the effectiveness of the related internal control over financial reporting as of March 31, 2020 and determined that a material weakness existed.  Specifically, management determined the Company did not maintain effective controls over the journal entry review of estimates utilizing third-party information, as the control did not operate at the designed level of precision to initially detect the error.

As noted above, the error was detected prior to the release of the applicable financial statements, and notwithstanding the identified material weakness, management believes the condensed consolidated financial statements, as included in this Quarterly Report on Form 10-Q, fairly represent, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States. No previously reported financial statements were affected by this error.

Remediation Plans

Management and the board of directors take the Company’s internal control over financial reporting and the integrity of its financial statements seriously and has immediately begun evaluating a comprehensive remediation plan to address the material weakness identified above. Management currently does not have an expected timetable for the execution and completion of a remediation plan, which will include enhancements to the journal entry review of estimates utilizing third-party information control. Management and the board of directors are committed to maintaining a strong internal control environment and will make every effort to ensure that the material weakness described above will be promptly remediated, however, the material weakness cannot be considered remediated until the applicable remedial control is implemented and operates for a sufficient period of time to allow management to conclude, through testing, that this remediation plan is implemented and the control is operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the identification of the material weakness discussed above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company’s 2019 Annual Report, see “Note 12. Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Company’s 2019 Annual Report. Except as set forth below, there have been no material changes in the Company’s risk factors during the Current Three Months.

The Company is exposed to fluctuating prices of oil and decreased demand for oil. The coronavirus (COVID-19) pandemic has resulted in a decrease in the price of and demand for oil, which has caused, and may continue to cause, a decrease in the demand for the Company’s services.

In the recent months, oil prices have experienced record declines in response to a significant amount of anticipated oversupply in oil and natural gas caused by (i) the COVID-19 pandemic that began in late 2019 and has led to a substantial decrease in global economic activity and (ii) supply decisions principally by Russia and Saudi Arabia resulting in failure to agree on terms to maintain production limits and the ensuing influx of additional oil to an already oversupplied market. These recent declines in oil and natural gas prices come on top of prices that have, for the last few years, been below historic averages. On January 2, 2020, WTI crude oil prices closed at a price of $61.18 per barrel. By March 31, 2020, the last trading date of the first quarter of 2020, WTI crude oil prices closed at a price of $20.48 per barrel and on April 20, 2020, the NYMEX WTI oil futures price for May 2020 went “negative” to -$37.63 per barrel. While OPEC+ members have implemented production cut, the cuts have failed to have a material positive affect on oil and natural gas prices. To the extent that the outbreak of COVID-19 continues to negatively impact demand, the Company expects there to be excess supply of oil and natural gas for the foreseeable future. This excess supply could, in turn, result in transportation and storage capacity constraints in the United States, or even the elimination of available storage.

The market for the Company’s offshore support services is impacted by the comparative price for exploring, developing, and producing oil and natural gas and by the corresponding supply and demand for oil and natural gas, both globally and regionally. Since developing offshore oil fields, particularly in deep waters, is one of the most expensive sources of hydrocarbons and providing transportation and logistics services to these markets is the largest component of the Company’s business, the Company is particularly exposed to depressed oil and natural gas prices that last for some period of time. When the Company’s customers experience low commodity prices or come to believe that they will be low in the future, they generally reduce their capital spending for offshore drilling, exploration and field development. The significant decrease in oil and natural gas prices that began in the second half of 2014 caused a reduction in many of the Company’s customers’ exploratory, drilling, completion and other production activities and, as a result, related spending on the Company’s services.  The decrease in prices caused by COVID-19 could cause the Company’s customers’ to further reduce exploratory, drilling, completion and other production activities, which could have a material adverse effect on the Company’s business and liquidity.

The Company’s operation and workforce faces risks related to the COVID-19 pandemic, which could significantly disrupt the Company’s operations.

The Company’s business could be adversely affected by the effects of the widespread outbreak of COVID-19. The pandemic may affect the health of the Company’s workforce, and international, national and local government interventions enacted to reduce the spread of COVID-19 may render the Company’s employees unable to work or travel. Although the Company’s workforce is largely considered to be “essential” under guidance issued by the U.S. Cybersecurity and Infrastructure Security Agency, work, travel and other restrictions may vary in other regions of the world in which the Company has significant operations, such as Africa, Middle East and Asia, Latin America and Europe. Similarly, if the COVID-19 pandemic were to impact a location where the Company has a high concentration of business and resources, its workforces could be affected by the outbreak, which could also significantly disrupt operations and the ability to provide services.

The duration and severity of the business disruption and related financial impact from the COVID-19 pandemic cannot be reasonably estimated at this time. If the impact of the COVID-19 pandemic continues for an extended period of time, not only could it materially adversely affect the demand for the Company’s services but also the ability to provide such services, either of which could have a material adverse effect on each company’s business.

Restrictions imposed by the terms of the Company’s existing credit facilities may limit the Company’s operating and financial flexibility. In addition, there can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that if it should fail to meet such covenants in the future, the lender under the relevant credit agreement will agree to waivers or amendments with respect thereto.

Many of the Company’s existing credit facilities impose restrictions, such as negative covenants and maintenance of financial ratio covenants, which may limit its operating and financial flexibility. Negative covenants such as limitations on additional indebtedness or liens may affect the Company’s ability to incur additional debt if needed, while asset sale covenants could affect its ability to sell assets to generate liquidity. The Company’s ability to maintain financial ratio covenants may be affected by general economic conditions or other events beyond the Company’s control and no assurance can be given that such ratios will be met in the future. If the Company is unable to meet such ratios, it may be unable to reach agreements with the lenders under such agreements for waivers and/or amendments to the applicable covenants.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company.

As a public company, SEACOR Marine is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2022, provide a management report on the internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act.

In connection with the preparation of its Quarterly Report on Form 10-Q for the period ended March 31, 2020, it was determined that there was a material weakness in the Company’s internal control over financial reporting limited to the journal entry review of estimates utilizing third-party information as described in Part II, Item 4 of this Quarterly Report on Form 10-Q.

To address this material weakness, we have immediately begun evaluating a comprehensive remediation plan, which will include enhancements to the journal entry review of estimates utilizing third-party information control. While we will be implementing such enhancements to this review process to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan at this time. If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. If the Company is unable to maintain adequate internal control over financial reporting, it may be unable to report its financial information on a timely basis, may violate applicable stock exchange listing rules or suffer other adverse regulatory consequences and may breach the covenants under its credit facilities. There could also be a negative reaction in the price of the Company’s Common Stock due to a loss of investor confidence in the Company and the reliability of its financial statements. It cannot be assumed that the Company will not have another material weakness in its internal controls over financial reporting in the future.

Moreover, the Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to two more years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
January 1, 2020 to March 31, 2020	24,715	$7.08	—	—

For the three months ended March 31, 2020, the Company acquired for treasury 24,715 shares of Common Stock for an aggregate purchase price of $175,072 from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan.

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1

Registration Rights Agreement, dated March 20, 2020, by and between SEACOR Marine Holdings Inc. and Montco Offshore, LLC (incorporated herein by reference to Exhibit 4.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on March 20, 2020 (File No. 001-37966)).

10.2

Consent, Agreement and Omnibus Amendments, dated as of February 7, 2020, by and among Falcon Global USA LLC, the other loan parties thereto, SEACOR Marine Holdings Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on February 11, 2020 (File No. 001-37966)).

10.3

Sixth Consent and Agreement, dated April 29, 2020, by and among Falcon Global USA LLC, the other loan parties thereto, JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on May 1, 2020 (File No. 001-37966)).

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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	May 11, 2020	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

DATE:	May 11, 2020	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
DATE:	May 11, 2020	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)