Form 10-Q
period 2020-06-30
SEACOR Marine Holdings Inc.
filed 2020-08-06
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020               or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of July 31, 2020 was 23,096,914. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$54,698	$83,943
Restricted cash	3,352	3,104
Receivables:
Trade, net of allowance for credit loss accounts of $664 and $455 in 2020 and 2019, respectively	57,892	49,128
Other	14,362	18,531
Receivable from SEACOR Holdings	14,394	-
Inventories	1,409	1,228
Prepaid expenses and other	3,218	2,612
Total current assets	149,325	158,546
Property and Equipment:
Historical cost	1,066,239	976,978
Accumulated depreciation	(322,378)	(358,962)
	743,861	618,016
Construction in progress	55,955	74,344
Net property and equipment	799,816	692,360
Right-of-Use Asset - Operating Leases	8,818	17,313
Investments, at Equity, and Advances to 50% or Less Owned Companies	90,900	124,680
Construction Reserve Funds	—	12,893
Other Assets	3,243	3,401
	$1,052,102	$1,009,193
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	11,765	$15,099
Current portion of long-term debt:
Recourse	48,568	17,802
Non-recourse	3,225	—
Accounts payable and accrued expenses	22,382	25,691
Due to SEACOR Holdings	-	74
Accrued wages and benefits	1,592	1,832
Accrued interest	2,502	731
Deferred revenue and unearned revenue	4,004	5,327
Accrued capital, repair and maintenance expenditures	10,552	15,997
Accrued insurance deductibles and premiums	2,413	3,564
Derivatives	4,448	3,009
Other current liabilities	4,651	5,691
Total current liabilities	116,102	94,817
Long-Term Operating Lease Liabilities	6,545	9,822
Long-Term Debt:
Recourse	309,187	239,939
Non-recourse	138,476	140,312
Conversion Option Liability on Convertible Senior Notes	6	5,205
Deferred Income Taxes	24,101	33,905
Deferred Gains and Other Liabilities	6,321	6,269
Total liabilities	600,738	530,269
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 23,096,914 and 21,928,674 shares issued in 2020 and 2019, respectively	232	219
Additional paid-in capital	449,116	429,318
Retained earnings	5,058	27,076
Shares held in treasury of 72,930 and 47,185, respectively, at cost	(847)	(669)
Accumulated other comprehensive gain (loss), net of tax	(2,541)	1,548
	451,018	457,492
Noncontrolling interests in subsidiaries	346	21,432
Total equity	451,364	478,924
	$1,052,102	$1,009,193

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues	$41,878	$52,812	$83,621	$97,722
Costs and Expenses:
Operating	23,913	35,370	48,533	70,536
Administrative and general	14,560	10,524	25,325	21,336
Lease expense	1,355	4,298	4,762	8,435
Depreciation and amortization	15,313	16,412	30,314	32,509
	55,141	66,604	108,934	132,816
Losses on Asset Dispositions and Impairments, Net	(3,453)	(3,848)	(16,025)	(3,580)
Operating Loss	(16,716)	(17,640)	(41,338)	(38,674)
Other Income (Expense):
Interest income	529	215	1,205	569
Interest expense	(6,995)	(7,633)	(14,633)	(15,297)
SEACOR Holdings guarantee fees	(9)	(32)	(25)	(61)
Derivative gains (losses), net	85	(1,398)	5,199	(2,323)
Foreign currency losses, net	(171)	(924)	(106)	(254)
	(6,561)	(9,772)	(8,360)	(17,366)
Loss from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(23,277)	(27,412)	(49,698)	(56,040)
Income Tax Benefit	(15,081)	(3,052)	(21,749)	(6,883)
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(8,196)	(24,360)	(27,949)	(49,157)
Equity in Earnings gains (Losses) of 50% or Less Owned Companies	2,130	(7,078)	1,891	(10,554)
Loss from Continuing Operations	(6,066)	(31,438)	(26,058)	(59,711)
Income on Discontinued Operations, Net of Tax (see Note 15)	—	1,174	—	1,174
Net Loss	(6,066)	(30,264)	(26,058)	(58,537)
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	7	(1,875)	(4,040)	(4,599)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(6,073)	$(28,389)	$(22,018)	$(53,938)

Basic and Diluted Loss Per Common Share and Warrants of SEACOR Marine Holdings Inc.
Continuing operations	$(0.24)	$(1.26)	$(0.90)	$(2.37)
Discontinued operations	—	$0.05	—	$0.05
	$(0.24)	$(1.21)	$(0.90)	$(2.32)

Weighted Average Common Stock and Warrants Outstanding:
Basic and diluted shares	24,851,834	23,382,272	24,420,432	23,237,012

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Loss	$(6,066)	$(30,264)	$(26,058)	$(58,537)
Other Comprehensive Loss:
Foreign currency translation gains (losses)	75	(1,151)	(2,453)	(276)
Derivative gains (losses) on cash flows hedges	166	(1,224)	(1,946)	(1,934)
Reclassification of derivative losses on cash flow hedges to interest expense	288	128	507	199
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	(99)	(270)	(197)	(530)
	430	(2,517)	(4,089)	(2,541)
Income tax benefit (expense)	—	173	—	173
	430	(2,344)	(4,089)	(2,368)
Comprehensive Loss	(5,636)	(32,608)	$(30,147)	(60,905)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	7	(1,875)	(4,040)	(4,599)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(5,643)	$(30,733)	$(26,107)	$(56,306)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2020
December 31, 2019	21,881,487	219	429,318	47,187	(669)	27,076	1,548	21,432	478,924
Issuance of Common Stock	—	9	3,349	—	—	—	—	—	3,358
Forfeiture of employee share awards	(8,182)	—	—	—	—	—	—	—	—
Restricted stock grants	289,452	3	—	—	—	—	—	—	3
Amortization of employee share awards	—	—	2,006	—	—	—	—	—	2,006
Restricted stock vesting	(25,743)	—	—	25,743	(178)	—	—	—	(178)
Director share awards	59,900	1	754	—	—	—	—	—	755
Acquisition of consolidated joint venture	900,000	—	13,689	—	—	—	—	(17,046)	(3,357)
Net loss	—	—	—	—	—	(22,018)	—	(4,040)	(26,058)
Other comprehensive loss	—	—	—	—	—	—	(4,089)	—	(4,089)
June 30, 2020	23,096,914	$232	$449,116	72,930	$(847)	$5,058	$(2,541)	$346	$451,364

For the Three Months Ended June 30, 2020
March 31, 2020	23,027,225	231	447,425	71,902	(844)	11,131	(2,971)	339	455,311
Issuance of Common Stock	—	—	—	—	—	—	—	—	—
Forfeiture of employee share awards	(6,685)	—	—	—	—	—	—	—	—
Restricted stock grants	17,502	—	—	—	—	—	—	—	—
Amortization of employee share awards	—	—	937	—	—	—	—	—	937
Restricted stock vesting	(1,028)	—	—	1,028	(3)	—	—	—	(3)
Director share awards	59,900	1	754	—	—	—	—	—	755
Net loss	—	—	—	—	—	(6,073)	—	7	(6,066)
Other comprehensive income	—	—	—	—	—	—	430	—	430
June 30, 2020	23,096,914	$232	$449,116	72,930	$(847)	$5,058	$(2,541)	$346	$451,364

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2019
December 31, 2018	20,439,208	$204	$415,372	4,007	$(91)	$126,834	$(16,788)	$29,404	$554,935
Impact of adoption of new accounting standard for leases	—	—	—	—	—	10,416	—	—	10,416
December 31, 2018	20,439,208	204	415,372	4,007	(91)	137,250	(16,788)	29,404	565,351
Issuance of Common Stock	653,872	7	6,589	—	—	—	—	—	6,596
Restricted stock grants	211,500	2	—	—	—	—	—	—	2
Amortization of employee share awards	—	—	1,589	—	—	—	—	—	1,589
Exercise of options	8,750	—	108	—	—	—	—	—	108
Exercise of Warrants	444,391	4	—	49	(1)	—	—	—	3
Restricted stock vesting	(21,587)	—	(2)	21,587	(282)	—	—	—	(284)
Director share awards	30,197	1	893	—	—	—	—	—	894
Forfeiture of employee share awards	(1,000)	—	—	—	—	—	—	—	—
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(2,114)	(2,114)
Net loss	—	—	—	—	—	(53,938)	—	(4,599)	(58,537)
Other comprehensive loss	—	—	—	—	—	—	(2,368)		(2,368)
June 30, 2019	21,765,331	$218	$424,549	$25,643	$(374)	$83,312	$(19,156)	$22,691	$511,240

Three Months Ended June 30, 2019
March 31, 2019	21,079,279	211	422,830	25,558	(373)	111,701	(16,812)	24,566	542,123
Restricted stock grants	211,500	2	—	—	—	—	—	—	2
Amortization of employee share awards	—	—	813	—	—	—	—	—	813
Exercise of Warrants	444,391	4	—	49	(1)	—	—	—	3
Restricted stock vesting	(36)	—	(2)	36	—	—	—	—	(2)
Director share awards	30,197	1	893	—	—	—	—	—	894
Forfeiture of employee share awards	—	—	15	—	—	—	—	—	15
Net loss	—	—	—	—	—	(28,389)	—	(1,875)	(30,264)
Other comprehensive loss	—	—	—	—	—	—	(2,344)	—	(2,344)
June 30, 2019	21,765,331	218	424,549	25,643	(374)	83,312	(19,156)	22,691	$511,240

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Continuing Operating Activities:
Net Loss	$(26,058)	$(59,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,314	32,509
Deferred financing costs amortization	631	593
Amortization of employee share awards	2,006	1,589
Restricted stock vesting	(178)	(282)
Director share awards	755	894
Debt discount amortization	2,958	2,762
Bad debt recoveries	191	(404)
Loss from equipment sales, retirements or impairments	16,025	3,580
Derivative (gains) losses	(5,199)	2,323
Cash settlement (payments) on derivative transactions, net	(493)	200
Currency losses	106	254
Deferred income taxes	(9,845)	(9,726)
Equity losses	(1,891)	10,554
Dividends received from equity investees	—	400
Changes in Operating Assets and Liabilities:
Accounts receivables	(19,763)	(6,180)
Other assets	5,530	(533)
Accounts payable and accrued liabilities	(15,227)	19,485
Net cash used in operating activities	(20,138)	(1,693)
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(19,774)	(40,019)
Proceeds from disposition of property and equipment	17,135	9,646
Construction reserve funds utilized	9,148	7,949
Construction reserve funds transferred to short-term cash	3,745	—
Purchase of subsidiary from joint venture	(8,445)	—
Investments in and advances to 50% or less owned companies	(301)	(2,669)
Net cash provided by (used in) investing activities	1,508	(25,093)
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(8,724)	(8,099)
Purchase of subsidiary shares from noncontrolling interests	—	(3,392)
Proceeds from exercise of stock options and Warrants	—	111
Net cash used in financing activities	(8,724)	(11,380)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1,643)	2,068
Net Decrease in Cash, Restricted Cash and Cash Equivalents	(28,997)	(36,098)
Cash Flows from Discontinued Operations:
Operating Activities	—	2,141
Investing Activities	—	(991)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	(892)
Net Decrease in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	—	258
Net Decrease in Cash, Restricted Cash and Cash Equivalents	(28,997)	(35,840)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	87,047	96,852
Cash, Restricted Cash and Cash Equivalents, End of Period	$58,050	$61,012
Supplemental disclosures:
Cash paid for interest	10,503	12,646
Taxes Paid	198	2,037
Noncash Investing and Financing Activities:
Increase in property, plant and equipment related to an acquisition	142,282	—
Decrease in joint venture investments related to an acquisition	22,222	—
Increase in long-term debt related to an acquisition	75,569	—
Increase in long-term debt related to asset purchases	10,626	—
Increase in capital expenditures in accounts payable and accrued liabilities	1,695	1,501

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

The outbreak of the novel coronavirus (“COVID-19”) and related significant disruptions and volatility in the global economy and marketplace during the first and second quarters of 2020 have caused decreases in commodity prices resulting from oversupply and demand weakness. While the global marketplace has shown signs of stabilizing, there remains continuing uncertainty regarding the length and severity of the impact of COVID-19 on the energy industry and the outlook for our business. The decrease in oil and natural gas prices has led to a decrease in the demand for our products and services, and a prolonged period of severely depressed oil and natural gas prices compared to historic averages could have a material adverse effect on our business.

Recently Adopted Accounting Standards.

On June 30, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU represents a significant change in the Accounting for Credit Losses model. This ASU introduced the Current Expected Credit Losses (“CECL”) model, which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The CECL model replaces the multiple existing impairment models in current U.S. generally accepted accounting principles (“GAAP”), which generally require that a loss be incurred before it is recognized. The standard applies to financial assets arising from revenue transactions such as contract assets and accounts receivables and was effective for fiscal years beginning after December 15, 2019. The adoption of the standard by the Company did not have a material impact on its consolidated financial position nor on its results of operations and cash flows.

On August 29, 2018, the FASB issued ASU No. 2018-15, which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of the standard by the Company did not have a material impact on its consolidated financial position nor on its results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates certain disclosures as to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU also adds disclosure requirements for Level 3 measurements. This ASU was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of the standard by the Company did not have a material impact on the Company’s disclosures.

Critical Accounting Policies.

Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR Marine and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in the combination and consolidation.

Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income (loss) inclusive of both the Company’s and the noncontrolling interests’ share, as well as the amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolled equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value. If a subsidiary is consolidated upon the acquisition of controlling interests by the Company, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value.

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

The Company also contracts with various customers to carry out management services for vessels as agents for and on behalf of ship owners. These services include crew management, technical management, commercial management, insurance arrangements, sale and purchase of vessels, provisions and bunkering. As the manager of the vessels, the Company undertakes to use its best endeavors to provide the agreed management services as agents for and on behalf of the owners in accordance with sound ship management practice and to protect and promote the interest of the owners in all matters relating to the provision of services hereunder. The Company also contracts with various customers to carry out management services regarding engineering for vessel construction and vessel conversions. The vast majority of the ship management agreements span one to three years and are typically billed on a monthly basis. The Company transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognized revenue over the term of the contract while related costs are expensed as incurred.

Revenue that does not meet these criteria is deferred until the criteria is met and such revenue is considered a contract liability and is recognized as such. Contract liabilities, which are included in other current liabilities in the accompanying consolidated balance sheets, for the six months ended June 30, 2020 and June 30, 2019 were as follows (in thousands):

	2020	2019
Balance at beginning of period	$4,786	$1,327
Revenues deferred during the period	5	4,211
Revenues recognized during the period	(2,162)	(2,367)
Balance at end of period	$2,629	$3,171

As of June 30, 2020, the Company had deferred revenues of $2.6 million primarily related to $1.7 million of prepaid vessel management fees, and $0.9 million related to the time charter of offshore support vessels to customers from which collections were not reasonably assured.

Cash and Cash Equivalents. The Company considers all highly liquid investments, with an original maturity of three months or less, when purchased, to be cash equivalents. Cash from current construction reserve funds (“CRF”) is also classified as cash and cash equivalents. The balance in the current CRF funds at June 30, 2020 was $4.2 million.

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

As of June 30, 2020, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. During the three and six months ended June 30, 2020, capitalized interest totaled $0.2 million and $0.5 million, respectively.

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

Market conditions caused by COVID-19, including the decrease in oil and natural gas prices as well as the affect the pandemic has had on our stock price, caused a triggering event to occur requiring us to test our assets for impairment. For the six months ended June 30, 2020, the Company impaired the right-to-use assets on two of its leased liftboats. Based on the current market environment, it was determined that neither of these two vessels would return to active service during their remaining lease terms. Therefore, the Company recorded an impairment of $7.4 million in total for two leased-in vessels. The Company also recorded a partial impairment on four liftboats for an aggregate of $3.9 million based on outside valuations of its remaining liftboat fleet. Estimated fair values for the Company’s owned vessels were established by independent appraisers based on researched market information, replacement cost information, and other data. If market conditions further decline from the depressed utilization and rates per day worked experienced over the last three years, fair values based on future appraisals could decline significantly. In addition, the Company further impaired one specialty vessel for $1.2 million due to a reduced sales price for the vessel. There were no other impairments of right-to-use assets or any other assets for the six months ended June 30, 2020.

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

For vessel classes and individual vessels with indicators of impairment but not recently impaired as of June 30, 2020, the Company has estimated that their future undiscounted cash flows exceed their current carrying values. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the affect COVID-19 has had on the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2020 and 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the six months ended June 30, 2020, the Company’s effective income tax rate of 43.8% was primarily due to taxes on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and an adjustment for the acquisition of the remaining minority membership interest in Falcon Global Holdings LLC (“Falcon Global Holdings”) (see “Note 10. Stockholder’s Equity”).

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Other Comprehensive Loss
December 31, 2019	$4,685	$(3,137)	$1,548	$(1,445)	$(11)	$6,716
Other comprehensive loss	(2,453)	(1,636)	(4,089)	—	—	(4,089)
Six Months Ended June 30, 2020	$2,232	$(4,773)	$(2,541)	$(1,445)	$(11)	$2,627

Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares and warrants to purchase common shares at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic loss per common share because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted loss per common share of the Company is computed based on the weighted average number of common shares and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes unless anti-dilutive. For both the six months ended June 30, 2020 and 2019, diluted earnings per common share of the Company excluded 2,183,708 common shares, respectively, issuable pursuant to the Company’s Convertible Senior Notes (see “Note 5. Long-Term Debt”) as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the six months ended June 30, 2020 and 2019, diluted loss per common share of the Company excluded 469,694 and 340,459 shares of restricted stock, respectively, and 1,145,541 and 705,078 shares of stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

2.TRANSFORMATION, FACILITY RESTRUCTURING AND SEVERANCE CHARGES

Due to the highly competitive nature of the Company’s business and the continuing losses incurred over the last few years, the Company continues to reduce its overall cost structure and workforce to better align with current activity levels. The ongoing transformation plan, which began in the third quarter of 2019 and is expected to extend through the third quarter of 2020 (the “Transformation Plan”), includes a workforce reduction, organization restructuring, facility consolidations and other cost reduction measures and efficiency initiatives across the Company’s geographic regions. The Transformation Plan was initiated due to activity levels of oil and gas exploration and production, and the Company continues to evaluate additional opportunities for further cost reductions to adapt to changing conditions caused by COVID-19.

In connection with the Transformation Plan, the Company recognized restructuring and transformation charges of $0.9 million for the six months ended June 30, 2020, which include severance charges of $0.7 million and other restructuring charges of $0.2 million. Other restructuring charges included contract termination costs, relocation costs and other associated costs. The restructuring and transformation charges are reflected in the Company’s general and administration expense.

The components of restructuring charges by segment for the three and six months ended June 30, 2020 were as follows (in thousands):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Three Months Ended June 30, 2020
Transformation Plan
Severance Charges	$147	$—	$85	$—	$76	$308
Other Charges	104	—	1	—	—	105
Total Charges	$251	$—	$86	$—	$76	$413

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Six Months Ended June 30, 2020
Transformation Plan
Severance Charges	$274	$—	$304	$—	$185	$763
Other Charges	127	—	46	—	—	173
Total Charges	$401	$—	$350	$—	$185	$936

The severance and other restructuring charges gave rise to certain liabilities primarily related to liabilities accrued as part of the Transformation Plan. For the six months ended June 30, 2020, all related liabilities associated with the Transformation Plan have been recognized.

The following table is a summary of the cumulative restructuring and reorganization cost incurred to date in operating charges and the estimated remaining restructuring and reorganization costs to be incurred as of June 30, 2020 (in thousands).

Transformation Plan
Cumulative restructuring costs incurred to date in operating charges	$4,654
Estimated additional restructuring costs to be incurred	1,090
Total restructuring and reorganization costs incurred and to be incurred	$5,744

3.	SEACOSCO ACQUISITION

On May 31, 2020, SEACOR Offshore Asia LLC (“SEACOR Offshore Asia”), an indirect wholly-owned subsidiary of SEACOR Marine, entered into a Sale and Purchase Agreement (“SEACOSCO SPA”) with China Shipping Fan Tai Limited, a company incorporated under the laws of the British Virgin Islands, and China Shipping Industry (Hong Kong) Co., Limited, a company incorporated under the laws of the Hong Kong Special Administrative Region (together, the “SEACOSCO Sellers”), pursuant to which SEACOR Offshore Asia agreed to acquire the 50% membership interest in SEACOSCO Offshore LLC (such remaining interest, the “SEACOSCO Interests”) held by the SEACOSCO Sellers that the Company did not already own.

On June 30, 2020, SEACOR Offshore Asia completed the acquisition of the SEACOSCO Interests from the SEACOSCO Sellers (the “SEACOSCO Acquisition”). As a result of the completion of the acquisition, the Company owns 100% of the membership interests in SEACOSCO Offshore LLC. In accordance with the SEACOSCO SPA, on July 14, 2020, the name of SEACOSCO Offshore LLC was changed to SEACOR Offshore Delta LLC (“SEACOR Offshore Delta”).

The price payable by SEACOR Offshore Asia for the membership interests was $28.2 million (the “SEACOSCO Purchase Price”), $8.4 million of which was paid to the Sellers at the closing of the transaction, with annual installment payments of $1.0 million, $2.5 million and $2.5 million payable in the first, second and third year after the signing date (the “SEACOSCO SPA Signing Date”), respectively, and the remaining $13.7 million due four years after such signing date. The deferred portion of the SEACOSCO Purchase Price accrues interest at a fixed rate of 1.5%, 7.0%, 7.5% and 8.0% for the first through fourth years after the SEACOSCO SPA Signing Date, respectively.

SEACOR Offshore Delta is the owner of eight platform supply vessels (“PSVs”) built by COSCO Shipping Heavy Industry (Guangdong) Co., Ltd. (the “COSCO (Guangdong) Shipyard” and such PSVs, the “SEACOR Delta PSVs”). The SEACOSCO Sellers obtained a second lien mortgage on the SEACOR Delta PSVs to secure the payment of the deferred portion of the SEACOSCO Purchase Price, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the short-fall in vessel collateral value, if any, in the event the SEACOSCO Sellers exercise their remedies under the mortgages.

The SEACOR Delta PSVs were initially acquired by vessel owning subsidiaries (“SEACOR Delta SPVs”) of SEACOR Offshore Delta pursuant to existing deferred purchase agreements with the COSCO (Guangdong) Shipyard (“Guangdong DPAs”) under which an aggregate of approximately $100.8 million was outstanding as of June 30, 2020 (the “SEACOR Delta Shipyard Financing”). The Guangdong DPAs provide for amortization of the purchase price for each vessel over a period of 10 years from delivery bearing floating interest rate of three-month LIBOR plus 4.0%. SEACOR Offshore Delta has taken delivery of seven of the eight SEACOR Delta PSVs, each with a 2018 or 2019 year of build, and expects to take delivery of the final SEACOR Delta PSV in 2020. The payment obligations of the SEACOR Delta SPVs under the Guangdong DPAs for each vessel is secured by a first lien mortgage on the vessel and a pledge of the SEACOR Delta SPV’s equity, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the short-fall in vessel collateral value, if any, in the event the COSCO (Guangdong) Shipyard exercises its remedies under the mortgages.

Purchase Price Allocation. The eight SEACOR Delta PSVs are all based on plans from the same designer, have a similar age of construction (2018-2020) and were constructed at the same shipyard. Two of the vessels are high specification diesel/electric powered PSVs. The other six vessels are all “sister” vessels with identical specifications. These six vessels are high specification diesel/electric/hybrid powered vessels. In accordance with ASU No. 2017-01-Business Combinations (Topic 805): Clarifying the Definition of a Business, due to the fact that the assets acquired have substantially all of their fair value concentrated as a group of similar assets, this acquisition qualified as an asset purchase. The allocation of the purchase price for the Company’s acquired assets for the six months ended June 30 was as follows (in thousands):

Assets Acquired (In Thousands):		June 30, 2020
Current Assets		7,700
Fixed Assets		142,282
Current Liabilities		(23,929)
Book Value of Debt Acquired	(100,759)
Discount on Debt Acquired	25,190
Fair Value of Debt Acquired		(75,569)
Total Cost Basis for Purchase		50,484
Purchase Price		$(28,150)
Acquisition costs		(112)
Equity Investment In SEACOR Offshore Delta (f/k/a SEACOSCO)		(22,222)
		(50,484)

4.EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2020, capital acquisitions were $19.8 million. Equipment deliveries during the six months ended June 30, 2020 include two PSVs and one CTV.

During the six months ended June 30, 2020, the Company sold two anchor handling towing supply (“AHTS”) vessels and one specialty vessel previously removed from service, four FSVs, one vessel under construction and other equipment for $18.6 million ($17.7 million cash and $0.9 million in previously received deposits) and gains of $0.9 million. In addition, the Company received $0.6 million in deposits for future sales.

As part of the completion of the SEACOSCO Acquisition, seven SEACOR Delta PSVs, which were previously included in the Company’s Joint Ventured fleet, and one SEACOR Delta PSV under construction, were acquired (See Note 3. SEACOSCO Acquisition).

5.	LONG-TERM DEBT

The Company’s long-term debt obligations as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Recourse Long-term debt(1):
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Syndicated Credit Facility	107,250	113,750
Sea-Cat Crewzer III Term Loan Facility	22,891	24,128
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	19,705	—
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing(2)	100,759	—
SEACOR Alpine Shipyard Financing(3)	20,972	10,534
SEACOR 88/888 Term Loan	5,500	5,500
BNDES Equipment Construction Finance Notes	2,682	3,332
Total recourse Long-term debt	404,759	282,244
Non-recourse Long-term debt(4):
Falcon Global USA Term Loan Facility	102,349	102,349
Falcon Global USA Revolver	15,000	15,000
Windcat Workboats Facilities	25,359	24,730
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse Long-term debt	148,208	147,579
Total principal due for long-term debt	552,967	429,823
Current portion due within one year	(51,793)	(17,802)
Unamortized debt discount	(48,575)	(26,343)
Deferred financing costs	(4,936)	(5,427)
Long-term debt, less current portion	$447,663	$380,251

(1)	Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine as defined in the relevant debt agreements.
(2)	SEACOR Delta Shipyard Financing includes vessel financing on the eight vessels acquired in the SEACOSCO Acquisition (see Note 3).
(3)	SEACOR Alpine Shipyard Financing includes the SEACOR Alps and Andes vessels.
(4)

Non-recourse debt represents debt issued by the Company’s Consolidated Subsidiaries with no recourse to SEACOR Marine or its other non-debtor subsidiaries, other than certain limited support obligations as defined in the respective debt agreements, which in aggregate are not considered to be material to the Company’s business and financial condition.

As of June 30, 2020, the Company was in compliance with all debt covenants except for a covenant included in the Sea-Cat Crewzer III Term Loan Facility, which is guaranteed by SEACOR Marine. Under the facility, SEACOR Marine is required to maintain a net financial debt to equity ratio of 70%. As of June 30, 2020, SEACOR Marine’s net financial debt to equity ratio was 98%. The Company and the lenders under this facility are in discussions to waive or otherwise modify the terms of this covenant. Sea-Cat Crewzer III LLC, an indirect wholly-owned subsidiary of SEACOR Marine and the borrower under the Sea-Cat Crewzer III Term Loan Facility, is otherwise in compliance with all financial covenants and payment obligations under this facility, as is SEACOR Marine. The aforementioned non-compliance does not cause any cross defaults under the Company’s other credit facilities or the immediate acceleration of the Sea-Cat Crewzer III Term Loan Facility. Until a waiver or modification of the terms of this guarantor covenant is received from the lenders under this facility, the Company has classified the balance of this debt as current.

Falcon Global. On February 7, 2020, SEACOR Marine, Falcon Global USA LLC, an indirect wholly-owned subsidiary of SEACOR Marine (“FGUSA”), and certain subsidiaries of FGUSA, entered into a consent, agreement and an omnibus amendment (the “FGUSA Omnibus Amendment”) to that certain (i) $131.1 million term and revolving loan facility, dated as of February 8, 2018, with a syndicate of lenders administered by JP Morgan Chase Bank, N.A. (the “FGUSA Credit Facility”) and (ii) obligation guaranty issued by SEACOR Marine, dated February 8, 2018, pursuant to which SEACOR Marine guarantees certain limited obligations of FGUSA under the FGUSA Credit Facility (the “FGUSA Guaranty”). The FGUSA Omnibus Amendment provides for, among other things, (i) the extension from March 2020 to March 2021 of the commencement of monthly amortization of the term loan, with payments being the lesser of (a) $0.8 million per month and (b) the amount outstanding under the term loan and (ii) the extension of the term of the FGUSA Guaranty for an additional one year from February 8, 2020 to February 8, 2021.

On April 29, 2020, FGUSA and certain subsidiaries of FGUSA, entered into a sixth consent and agreement (the “FGUSA Sixth Consent and Agreement”) to the FGUSA Credit Facility, which provides that, among other things, (i) the deadline for delivery of the audited financial statements of FGUSA and its consolidated subsidiaries for the fiscal year ended December 31, 2019 (“FGUSA 2019 Audited Financial Statements”) was extended from April 29, 2020 to May 31, 2020, (ii) the FGUSA 2019 Audited Financial Statements are not required to be delivered without a “going concern” or like qualification, commentary or exception, and (iii) the deadline for delivery of certain physical vessel appraisals was extended to December 31, 2020.

SEACOR Alpine.  In 2019, the Company committed to take possession of three Rolls Royce UT1771 CDL designed diesel electric powered PSVs of 3,800 tons delivered deadweight capacity with dynamic position class 2 and firefighting class 1 notations. As part of this transaction, the shipbuilder, COSCO Shipping Heavy Industry (Zhoushan) Co. Ltd., agreed to finance 70% of the cost of each of these vessels pursuant to a deferred payment agreement. The deferred payment agreement calls for increasing quarterly payments of principal and interest payments that bear interest at an annual rate of 5% over a four-year term from delivery. The Company took delivery of one of the vessels, the SEACOR Alps, on September 20, 2019, and took delivery of the second vessel, the SEACOR Andes, on April 20, 2020. The Company is scheduled to take delivery of the third vessel, the SEACOR Atlas, in the late third quarter to early fourth quarter of 2020.

Windcat Workboats. On March 3, 2020, Windcat Workboats Holdings Ltd, an indirect wholly-owned subsidiary of SEACOR Marine (“Windcat Workboats”), together with certain other obligors that are its subsidiaries entered into an agreement (the “RCF Amendment”) with Coöperatieve Rabobank U.A. to amend the €25 million revolving credit facility agreement, originally dated as of May 24, 2016, as amended and restated from time to time. Amended provisions included, among other things, the extension of the maturity date from December 31, 2021 to December 31, 2022. Applicable fees in the amount of €0.1 million were paid in conjunction with the RCF Amendment and amortized over the credit facility term. As of June 30, 2020, the Company has $1.4 million available under its Windcat Workboats credit facilities.

SEACOR Delta (f/k/a SEACOSCO). On June 30, 2020, the Company completed the acquisition of the SEACOSCO Interests that it did not already own. The deferred portion of the SEACOSCO Purchase Price is payable in annual installment payments of $1.0 million, $2.5 million and $2.5 million in the first, second and third year after the SEACOSCO SPA Signing Date, respectively, with the remaining $13.7 million due four years after such date. The deferred portion of the SEACOSCO Purchase Price accrues interest at a fixed rate of 1.5%, 7.0%, 7.5% and 8.0% for the first through fourth years after the signing date, respectively. The Guangdong DPAs comprising the SEACOR Delta Shipyard Financing provide for amortization of the purchase price for each vessel over a period of 10 years from delivery with the unpaid amount bearing floating interest rate of three-month LIBOR plus 4.0% (see Note 3. SEACOSCO Acquisition).

SEACOR Marine Foreign Holdings. On June 29, 2020, SEACOR Marine, SEACOR Marine Foreign Holdings Inc., a wholly owned subsidiary of SEACOR Marine (“SMFH”), and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 3 (the “SMFH Amendment”) to the $130 million loan facility with a syndicate of lenders administered by DNB Bank ASA, New York Branch, dated as of September 26, 2018 and as amended on August 6, 2019, November 26, 2019 and December 13, 2019 (the “SMFH Credit Facility”). The SMFH Amendment provides for, among other things, (i) the modification of certain financial maintenance and restrictive covenants contained in the Credit Facility or the guaranty provided by SEACOR Marine with respect thereto, including with respect to EBITDA coverage ratios, mandatory prepayment events, and the exclusion of certain indebtedness associated with the acquisition of the SEACOSCO Interests, and (ii) the placement of mortgages on two additional vessels owned by vessel-owning subsidiaries of SEACOR Marine as security for the indebtedness under the SMFH Credit Facility.

BNDES. In October 2019, Oceanpact purchased from the Company the two vessels securing the BNDES Equipment Construction Finance Notes, but the transfer of title of the vessels from the Company to Oceanpact is subject to the assignment of the BNDES Equipment Construction Finance Notes to Oceanpact. On June 9, 2020, Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), a Brazilian government-owned entity, provided a suspension for a period of six months, from May 11, 2020 to October 10, 2020, on the payment of principal and compensatory interest under the BNDES Equipment Construction Finance Notes, without changing the final term of the debt amortization period nor the interest rate thereunder. Collection on the receivable balance from Oceanpact was also deferred. It has also been requested that Oceanpact continue to work with BNDES to follow through with the assignment of the loan or accept another form of guarantee provided by Oceanpact in order to obtain a debt release from BNDES. This assignment has been delayed through court deferral while Brazilian courts remain closed due to COVID-19.

Letters of Credit. As of June 30, 2020, the Company had outstanding letters of credit of $0.5 million securing lease obligations and labor and performance guaranties.

6.	LEASES

As of June 30, 2020, the Company leased in two AHTS vessels, three liftboats, one FSV and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of June 30, 2020, the remaining lease terms of the vessels have remaining durations ranging from five to 17 months. The lease terms of the other equipment range in duration from three to 318 months.

As of June 30, 2020, future minimum payments for operating leases for the remainder of 2020 and the years ended December 31 were as follows (in thousands):

Remainder of 2020	$7,564
2021	7,217
2022	702
2023	716
2024	790
Years subsequent to 2024	4,964
21,953
Interest component	(3,643)
18,310
Current portion of long-term operating lease liabilities	11,765
Long-term operating lease liabilities	$6,545

For the three and six months ended June 30, 2020 the components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$1,102	$3,611	$4,377	$7,224
Short-term lease expense (lease duration of twelve months or less at lease commencement)	253	687	385	1,211
	$1,355	$4,298	$4,762	$8,435

For the six months ended June 30, 2020, other information related to operating leases were as follows (in thousands except weighted average data):

2020
Operating cash flows from operating leases	$7,652
Right-of-use assets obtained for operating lease liabilities	$779
Weighted average remaining lease term, in years	5.6
Weighted average discount rate	4.2%

7.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the six months ended June 30, 2020:

Statutory rate	21.0%
Foreign taxes not creditable against U.S. income tax	(4.6)
Falcon Global Acquisition	6.4
Noncontrolling interests	(1.8)
CARES Act NOL Carryback	23.0
Other	(0.2)
43.8%

On June 26, 2020, the Company entered into a Tax Refund and Indemnification Agreement (the “Tax Refund Agreement”) with SEACOR Holdings Inc. (“SEACOR Holdings”), the Company’s former parent company. The Tax Refund Agreement will enable the Company to utilize net operating losses (“NOLs”) generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that are now permitted to be carried back pursuant to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and for which SEACOR Holdings needs to claim the refund on behalf of the Company. As a result, the Company expects to receive a net amount of cash tax refunds of approximately $28.2 million, with approximately $23.7 million expected to be received within the next nine months, subject to the filing of the necessary tax refund claims and the refund schedule of the Internal Revenue Service.

SEACOR Holdings will retain certain of the funds to facilitate tax savings realized by SEACOR Holdings of no less than 35% of the amount of its own 2019 NOLs. The $28.2 million of the refunds the Company expects to receive is net of these holdbacks and of a $3.0 million transaction fee paid to SEACOR Holdings concurrently with the signing of the agreement as consideration for its cooperation in connection with the filing of the applicable tax refund returns. The Tax Refund Agreement does not restrict the use of approximately $16.0 million of the refund, with the remaining approximately $12.2 million required to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings. These obligations primarily relate to vessel operating leases, an office lease and certain U.K. pension liabilities. Approximately $10.4 million of the restricted cash relates to scheduled monthly payments toward vessel operating leases, most of which will mature on or prior to December 2021.

8.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$4,448	$—	$3,009
	—	4,448	—	3,009
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	—	6	—	5,205
	$—	$4,454	$—	$8,214

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $1.4 million for the six months ended June 30, 2020, and losses of $1.7 million for the six months ended June 30, 2019 as a component of other comprehensive loss. As of June 30, 2020, the interest rate swaps held by the Company and certain of the Company’s 50% or less owned companies were as follows:

•

Windcat Workboats had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03%) plus a margin on the aggregate notional value of €15.0 million (approximately $16.8 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value;

•

SEACOR Marine Foreign Holdings Inc., an indirect wholly-owned subsidiary of SEACOR Marine (“SMFH” or “SEACOR Marine Foreign Holdings”), had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $8.3 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $45.8 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88 LLC and SEACOR 888 LLC, both indirect wholly-owned subsidiaries of SEACOR Marine (collectively, “SEACOR 88/888”), have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.175% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), in which the Company has a 49% noncontrolling interest, has five interest rate swap agreements with maturities in 2023 that call for MexMar to pay fixed rates of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $76.3 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three and six months ended June 30, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Conversion option liability on Convertible Senior Notes	$85	$(1,398)	$5,199	$(2,323)
Interest rate swap agreements	—	—	—	—
	$85	$(1,398)	$5,199	$(2,323)

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes issued to investment funds managed and controlled by The Carlyle Group. See “Note 9. Fair Value Measurements”.

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

The Company’s financial assets and liabilities as of June 30, 2020 and December 31, 2019 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
June 30, 2020
LIABILITIES
Derivative instruments	—	4,448	—
Conversion Option Liability on Convertible Senior Notes	—	—	6
December 31, 2019
ASSETS
Construction reserve funds	$12,893	$—	$—
LIABILITIES
Derivative instruments	—	3,009	—
Conversion Option Liability on Convertible Senior Notes	—	—	5,205

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

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2020
ASSETS
Cash, cash equivalents and restricted cash	$58,050	$58,050	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	499,456	—	472,255	—
December 31, 2019
ASSETS
Cash, cash equivalents and restricted cash	$87,047	$87,047	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	398,053	—	380,815	—

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

The Company’s other assets and liabilities that were measured at fair value during the six months ended June 30, 2020 and the year ended December 31, 2019 were as follows (in thousands);

June 30, 2020	Level 1	Level 2	Level 3
ASSETS
Property and equipment:
Liftboats	$—	$37,895	$—
Specialty	—	2,508	—
December 31, 2019
ASSETS
Property and equipment:
AHTS	$—	$520	$—
FSVs	—	1,858	—

Property and equipment. During the three months ended June 30, 2020, the Company recognized impairment charges of $3.3 million on three liftboats and one specialty vessel and during the six months ended June 30, 2020 the Company recognized impairment charges of $12.5 million, associated with liftboat and specialty vessel impairments. The Level 2 fair values were determined based on ordinary liquidation value and indicative sales price.
10.	STOCKHOLDERS’ EQUITY

On March 20, 2020, SEACOR LB Holdings LLC, an indirect wholly-owned subsidiary of SEACOR Marine (“SEACOR LB Holdings”), entered into a membership interest purchase agreement with SEACOR Marine, Montco Offshore, LLC (“Montco”) and Lee Orgeron, the principal of Montco, pursuant to which SEACOR LB Holdings purchased the 28% minority equity interest in Falcon Global Holdings held by Montco in exchange for 900,000 shares of SEACOR Marine common stock issued to Montco as consideration in a private placement. The purchase resulted in the Company owning 100% of Falcon Global Holdings.

The Company has previously registered 2,174,000 shares of Common Stock (“Common Shares”) for issuance under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”). The Company’s shareholders approved the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”) at the annual meeting of shareholders held on June 9, 2020 (the “Approval Date”), which authorized the issuance of 2,080,000 Common Shares under the 2020 Equity Incentive Plan. On June 9, 2020 the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission (“SEC”) with respect to the registration of 2,114,821 Common Shares, representing the 2,080,000 Common Shares approved by the Company’s shareholders for issuance under the 2020 Equity Incentive Plan, plus 24,821 Common Shares remaining available for issuance under the 2017 Equity Incentive Plan as of the Approval Date that will be available for issuance under the 2020 Equity Incentive Plan, plus Common Shares subject to awards outstanding under the 2017 Equity Incentive Plan, that pursuant to the terms of the 2017 Equity Incentive Plan and the 2020 Equity Incentive Plan, may be available for future issuance under the 2020 Equity Incentive Plan.

11.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests		June 30, 2020	December 31, 2019
Falcon Global Holdings	0%	(1)	—	$21,119
Other	1.8%		346	313
			$346	$21,432

(1)	Before March 20, 2020, noncontrolling interest was 28%.

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

Prior to the acquisition of the remaining noncontrolling interest in Falcon Global Holdings the net loss attributable to Falcon Global was $16.6 million, of which $4.6 million was attributable to noncontrolling interest.

12.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, the Company’s unfunded capital commitments were $27.9 million for three PSVs and two CTVs. Of the amount of unfunded capital commitments, $17.2 million is payable during the remainder of 2020 and $10.7 million is payable during 2021. The Company has indefinitely deferred an additional $9.6 million of orders with respect to one FSV that the Company had previously reported unfunded capital commitments.

In 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda (“Seabulk Offshore do Brasil”), an indirect wholly-owned subsidiary of SEACOR Marine, with respect to certain profit participation contributions (“PIS”) and social security financing contributions (“COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”). In February 2015, Company deposited with the relevant Brazilian court an amount equal to USD $1.2 million and appealed the Deficiency Notice on the basis that such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure.  The case was remitted to the second instance and is currently awaiting trial. Recently, a local Brazilian law was enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured. The potential range of levies arising from the Deficiency Notice is R$12.8 million - R$17.9 million (USD $2.4 million – USD $3.3 million based on the exchange rate as of June 30, 2020).

As of June 30, 2020, SEACOR Holdings has guaranteed $14.6 million on behalf of the Company for various obligations including performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the Merchant Navy Officers Pension Fund (“MNOPF”). Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts which declines as the obligations are settled by the Company.

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

13.	STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the six months ended June 30, 2020 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2019	303,609
Granted	289,452
Vested	115,185
Forfeited	8,182
Outstanding as of June 30, 2020	469,694

Stock Option Activity:
Outstanding as of December 31, 2019	913,569
Granted	261,972
Exercised	20,000
Forfeited	10,000
Outstanding as of June 30, 2020	1,145,541

For the six months ended June 30, 2020, the Company acquired for treasury 25,743 shares of Common Stock for an aggregate purchase price of $0.2 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan.

On June 9, 2020, the Company filed a registration statement on Form S-8 with the SEC pursuant to which it registered 2,114,821 Common Shares in connection with the approval by the shareholders of the Company of the 2020 Equity Incentive Plan. Refer to Note 10. Stockholders’ Equity for discussion of the Common Share registration under both the 2017 Equity Incentive Plan and the 2020 Equity Incentive Plan.

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

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Three Months Ended June 30, 2020
Operating Revenues:
Time charter	$1,478	$9,944	$13,605	$4,251	$10,529	$39,807
Bareboat charter	723	—	—	—	—	723
Other marine services	513	(480)	514	168	633	1,348
	2,714	9,464	14,119	4,419	11,162	41,878
Direct Costs and Expenses:
Operating:
Personnel	2,284	2,546	3,795	1,377	3,376	13,378
Repairs and maintenance	314	1,379	1,580	255	783	4,311
Drydocking	110	256	200	—	—	566
Insurance and loss reserves	354	188	430	105	512	1,589
Fuel, lubes and supplies	189	727	955	132	292	2,295
Other	93	565	819	123	174	1,774
	3,344	5,661	7,779	1,992	5,137	23,913
Direct Vessel Profit	$(630)	$3,803	$6,340	$2,427	$6,025	17,965
Other Costs and Expenses:
Lease expense	$741	$417	$32	$9	$156	1,355
Administrative and general						14,560
Depreciation and amortization	5,254	2,889	3,921	950	2,299	15,313
						31,228
Loss on Asset Dispositions, Net						(3,453)
Operating Loss						$(16,716)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Six Months Ended June 30, 2020
Operating Revenues:
Time charter	$5,853	$21,039	$25,372	$7,647	$19,186	$79,097
Bareboat charter	1,447	—	—	—	—	1,447
Other marine services	1,155	(313)	934	317	984	3,077
	8,455	20,726	26,306	7,964	20,170	83,621
Direct Costs and Expenses:
Operating:
Personnel	5,212	5,241	7,606	2,592	6,433	27,084
Repairs and maintenance	931	2,814	2,826	647	1,897	9,115
Drydocking	1,167	264	614	(114)	—	1,931
Insurance and loss reserves	489	381	769	174	715	2,528
Fuel, lubes and supplies	713	1,199	1,620	267	563	4,362
Other	172	1,136	1,502	428	275	3,513
	8,684	11,035	14,937	3,994	9,883	48,533
Direct Vessel Profit	$(229)	$9,691	$11,369	$3,970	$10,287	35,088
Other Costs and Expenses:
Lease expense	$2,879	$1,543	$77	$18	$245	4,762
Administrative and general						25,325
Depreciation and amortization	10,612	5,493	7,711	1,849	4,649	30,314
						60,401
Gain on Asset Dispositions and Impairments						(16,025)
Operating Loss						$(41,338)
As of June 30, 2020
Property and Equipment:
Historical Cost	257,148	203,564	348,610	122,102	134,815	1,066,239
Accumulated Depreciation	(128,016)	(55,113)	(70,669)	(12,353)	(56,227)	(322,378)
	$129,132	$148,451	$277,941	$109,749	$78,588	$743,861
Total Assets (1)	$172,575	$160,041	$305,822	$186,486	$118,022	$942,946

(1)	Total assets by region does not include corporate assets of $109,156 as of June 30, 2020.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Three Months Ended June 30, 2019
Operating Revenues:
Time charter	$12,628	$10,400	$13,175	$2,046	$9,021	$47,270
Bareboat charter	233	-	-	1,156	-	1,389
Other marine services	1,320	753	349	273	1,458	4,153
	14,181	11,153	13,524	3,475	10,479	52,812
Direct Costs and Expenses:
Operating:
Personnel	5,203	3,428	4,292	976	4,015	17,914
Repairs and maintenance	2,515	952	2,629	481	1,030	7,607
Drydocking	1,801	(48)	275	(32)	1	1,997
Insurance and loss reserves	841	239	381	66	236	1,763
Fuel, lubes and supplies	1,107	939	725	314	117	3,202
Other	113	773	793	560	648	2,887
	11,580	6,283	9,095	2,365	6,047	35,370
Direct Vessel Profit	$2,601	$4,870	$4,429	$1,110	$4,432	$17,442
Other Costs and Expenses:
Lease expense	$2,942	$787	$42	$—	$527	$4,298
Administrative and general						10,524
Depreciation and amortization	5,341	2,759	4,274	1,659	2,379	16,412
						31,234
Loss on Asset Dispositions, Net						(3,848)
Operating Loss						$(17,640)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Six Months Ended June 30, 2019
Operating Revenues:
Time charter	$20,633	$21,173	$25,674	$6,968	$13,641	$88,089
Bareboat charter	233	—	—	2,299	—	2,532
Other	2,452	116	577	908	3,048	7,101
	23,318	21,289	26,251	10,175	16,689	97,722
Direct Costs and Expenses:
Operating:
Personnel	9,706	7,295	8,546	2,532	6,458	34,537
Repairs and maintenance	5,293	2,136	4,822	816	2,124	15,191
Drydocking	3,795	290	434	47	1	4,567
Insurance and loss reserves	1,433	452	708	201	383	3,177
Fuel, lubes and supplies	1,790	1,693	1,434	742	349	6,008
Other	203	2,879	1,893	1,081	1,000	7,056
	22,220	14,745	17,837	5,419	10,315	70,536
Direct Vessel Profit, from Continuing Operations	$1,098	$6,544	$8,414	$4,756	$6,374	$27,186
Other Costs and Expenses:
Lease expense	$5,853	$1,572	$88	$1	$921	$8,435
Administrative and general	—	—	—	—	—	21,336
Depreciation and amortization	10,839	5,115	8,523	3,595	4,437	32,509
						62,280
Loss on Asset Dispositions and Impairments						(3,580)
Operating Loss, for Continuing Operations						$(38,674)
As of June 30, 2019
Property and Equipment:
Historical Cost	364,501	220,855	288,677	108,068	117,120	1,099,221
Accumulated Depreciation	(189,602)	(62,061)	(74,815)	(49,393)	(50,010)	(425,881)
	$174,899	$158,794	$213,862	$58,675	$67,110	$673,340
Total Assets (1)	$312,465	$171,084	$252,926	$123,513	$94,457	$954,445

(1)	Total assets by region does not include corporate assets of $122,251 as of June 30, 2019.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of June 30, 2020, and 2019, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $90.9 million and $112.4 million, respectively. Equity in gains (losses) earnings of 50% or less owned companies for the six months ended June 30, 2020 and 2019 were $1.9 million and ($10.6) million, respectively.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Boston Putford Offshore Safety Ltd
Operating Revenues:
Time charter	$11,503	$22,811
Other revenue	30	61
	11,533	22,872
Costs and Expenses:
Operating	8,155	17,266
Direct Vessel Profit	3,378	5,606

General and Administrative Expenses	1,115	2,303
Lease Expense	19	30
Depreciation	1,082	2,178
	2,216	4,511
Gain on Asset Dispositions and Impairments, Net	-	91
Operating Income	1,162	1,186
Other Income (Expense)
Interest income	7	10
Interest expense	(58)	(129)
Foreign currency translation loss	(5)	(40)
	(56)	(159)
Operating Loss Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	$1,106	$1,027
Income Tax Expense	4	4
Operating Loss Before Equity Earnings of 50% or Less Owned Companies	$1,102	$1,023
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	72	151
Net (Loss) Income from Discontinued Operations	$1,174	$1,174

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2019 Annual Report and this Quarterly Report on Form 10-Q. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time.  All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Overview

The following analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2019 Annual Report.

The Company provides global marine and support transportation services to offshore oil, natural gas exploration and windfarm development and production facilities worldwide. As of June 30, 2020, the Company and its joint ventures operated a diverse fleet of 146 support and specialty vessels, of which 103 were owned or leased-in, 40 were joint ventured and three were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

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

Certain macro drivers somewhat independent of oil and natural gas prices also have the ability to continue to support the Company’s business, including: (i) underspending by oil and gas producers during the current industry downturn leading to pent up demand for maintenance and growth capital expenditures; and (ii) improved extraction technologies. While alternative forms of energy may gain a foothold in the long term, for the foreseeable future, the Company believes demand for gasoline and oil will be sustained, as well as demand for electricity from natural gas.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of June 30, 2020, 18 of the Company’s 103 owned and leased-in, in-service vessels were cold-stacked worldwide, and an additional two owned vessels and one leased-in vessel were retired and removed from service.

The Company’s business is, to a large extent, tied to the level of offshore exploration, development and production activity by oil and gas companies around the world. In the recent months, oil prices have experienced record declines in response to a significant amount of anticipated oversupply in oil and natural gas caused by (i) the COVID-19 pandemic that began in late 2019 and has led to a substantial decrease in global economic activity and (ii) supply decisions principally by Russia and Saudi Arabia resulting in failure to agree on terms to maintain production limits and the ensuing influx of additional oil to an already oversupplied market. These recent declines in oil and natural gas prices come on top of prices that have, for the last few years, been below historic averages. On January 2, 2020, West Texas Intermediate (“WTI”) crude oil prices closed at a price of $61.18 per barrel. On April 20, 2020, the New York Mercantile Exchange (“NYMEX”) WTI oil futures price for May 2020 went “negative” to -$37.63 per barrel. While OPEC+ members have implemented production cuts, the cuts have failed to return oil and natural gas prices to levels seen prior to the COVID-19 pandemic. On June 30, 2020, the last trading date of the second quarter of 2020, WTI crude oil prices closed at a price of $39.27 per barrel, well below historic averages. To the extent that the outbreak of COVID-19 continues to negatively impact demand, the Company expects there to be excess supply of oil and natural gas for the foreseeable future. This excess supply could, in turn, result in transportation and storage capacity constraints in the United States, or even the elimination of available storage.

The decrease in oil and natural gas prices has led to a decrease in demand for our products and services as oil and gas companies delay or otherwise reduce activity levels of offshore oil and gas projects, and to the extent that oil and gas companies decide to abandon or further delay these projects due to the lower demand for oil and natural gas and resulting lower prices, it could have a material adverse effect on our business and financial condition.

There are a number of steps the Company has and can take to mitigate any adverse effects to its business stemming from the COVID-19 pandemic and the resulting depressed oil and natural gas price environment, including sales of assets, workforce reductions and other cost reduction measures. In addition, as a result of the changes in the current U.S. tax law included in the CARES Act, we expect to receive a net amount of cash tax refunds of approximately $28.2 million, with approximately $23.7 million expected to be received within the next nine months, subject to filing to the necessary tax refund claims and the refund schedule of the Internal Revenue Service. These tax refunds are subject to the terms of a Tax Refund Agreement with SEACOR Holdings. The Tax Refund Agreement does not restrict the use of approximately $16.0 million of the refund, with the remaining approximately $12.2 million required to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings. See “—Recent Developments—Tax Refund Agreement” below.

Recent Developments

SEACOSCO Acquisition. On June 30, 2020, the Company completed the acquisition of the SEACOSCO Interests. As a result of the completion of the acquisition, the Company owns 100% of the membership interests in SEACOR Offshore Delta LLC, formerly known as SEACOSCO Offshore LLC (“SEACOR Offshore Delta”). The price paid by SEACOR Offshore Asia, a wholly-owned subsidiary of SEACOR Marine, for the membership interests was $28.2 million (the “SEACOSCO Purchase Price”), $8.4 million of which was paid to the Sellers at the closing of the transaction, with annual installment payments of $1.0 million, $2.5 million and $2.5 million payable in the first, second and third year after the signing date (the “SEACOSCO SPA Signing Date”), respectively, and the remaining $13.7 million is due four years after such signing date. The deferred portion of the SEACOSCO Purchase Price accrues interest at a fixed rate of 1.5%, 7.0%, 7.5% and 8.0% for the first through fourth years after the SEACOSCO SPA Signing Date, respectively. The SEACOSCO Sellers obtained a second lien mortgage on the SEACOR Delta PSVs to secure the payment of the deferred portion of the SEACOSCO Purchase Price, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the short-fall in vessel collateral value, if any, in the event the SEACOSCO Sellers exercise their remedies under the mortgages. The SEACOR Delta PSVs were initially acquired by the SEACOR Delta SPVs pursuant to the Guangdong DPAs under which an aggregate of approximately $100.8 million was outstanding as of June 30, 2020. The Guangdong DPAs provide for amortization of the purchase price for each vessel over a period of 10 years from delivery at a floating interest rate of three-month LIBOR plus 4.0%. SEACOR Offshore Delta has taken delivery of seven of the eight SEACOR Delta PSVs, each with a 2018 or 2019 year of build, and expects to take delivery of the final SEACOR Delta PSV in 2020. The payment obligations of the SEACOR Delta SPVs under the Guangdong DPAs for each vessel is secured by a first lien mortgage on the applicable vessel and a pledge of the SEACOR Delta SPV’s equity, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the short-fall in vessel collateral value, if any, in the event the COSCO (Guangdong) Shipyard exercises its remedies under the mortgages.

Tax Refund Agreement. On June 26, 2020, the Company entered into the Tax Refund Agreement with SEACOR Holdings. The Tax Refund Agreement will enable the Company to utilize NOLs generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that are now permitted to be carried back pursuant to the provisions of the CARES Act and for which SEACOR Holdings needs to claim the refund on behalf of the Company. As a result, the Company expects to receive a net amount of cash tax refunds of approximately $28.2 million, with approximately $23.7 million expected to be received within the next nine months, subject to the filing of the necessary tax refund claims and the refund schedule of the Internal Revenue Service. Approximately $10.4 million of the restricted cash relates to scheduled monthly payments toward vessel operating leases, most of which will mature on or prior to December 2021.

SEACOR Holdings will retain certain of the funds to facilitate tax savings realized by SEACOR Holdings of no less than 35% of the amount of its own 2019 NOLs. The $28.2 million of the refunds the Company expects to receive is net of these holdbacks and of a $3.0 million transaction fee paid to SEACOR Holdings concurrently with the signing of the agreement as consideration for its cooperation in connection with the filing of the applicable tax refund returns. The Tax Refund Agreement does not restrict the use of approximately $16.0 million of the refund, with the remaining approximately $12.2 million required to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings. These obligations primarily relate to vessel operating leases, an office lease and certain U.K. pension liabilities.

Amendment to SEACOR Marine Foreign Holdings Credit Facility. On June 29, 2020, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into the SMFH Credit Facility Amendment to that certain SMFH Credit Facility. The SMFH Credit Facility Amendment provides for, among other things, (i) the modification of certain financial maintenance and restrictive covenants contained in the SMFH Credit Facility or the guaranty provided by SEACOR Marine with respect thereto, including with respect to EBITDA coverage ratios, mandatory prepayment events, and the exclusion of certain indebtedness associated with the acquisition by SEACOR Marine, through an indirect wholly-owned subsidiary, of the SEACOSCO Interests, and (ii) the placement of mortgages on two additional vessels owned by vessel-owning subsidiaries of SEACOR Marine as security for the indebtedness under the SMFH Credit Facility.

Amendment of Falcon Global Credit Agreement. On February 7, 2020, SEACOR Marine, FGUSA, and certain subsidiaries of FGUSA, entered into an FGUSA Omnibus Amendment to that certain (i) FGUSA Credit Facility and (ii) FGUSA Guaranty. The FGUSA Omnibus Amendment provides for, among other things (i) the extension from March 2020 to March 2021 of the commencement of monthly repayment of the term loan, with payments being the lesser of (a) $0.8 million per month and (b) the amount outstanding under the term loan and (ii) the extension of the term of the FGUSA Guaranty for an additional one year from February 8, 2020 to February 8, 2021.

On April 29, 2020, FGUSA and certain subsidiaries of FGUSA, entered into the FGUSA Sixth Consent and Agreement, which provides that, among other things, (i) the deadline for delivery of the FGUSA 2019 Audited Financial Statements is extended from April 29, 2020 to May 31, 2020, (ii) the FGUSA 2019 Audited Financial Statements are not required to be without a “going concern” or like qualification, commentary or exception, and (iii) the deadline for delivery of certain physical vessel appraisals is extended to December 31, 2020.

Sale of North Sea Standby Safety Fleet. On December 2, 2019, SEACOR Capital (UK) Limited, an indirect wholly-owned subsidiary of SEACOR Marine, completed the sale of its standby safety fleet business, which we refer to as the emergency response and rescue vessel (“ERRV”) fleet, for approximately $27.4 million. Unless the context indicates otherwise, all of the results presented in this Quarterly Report on Form 10-Q exclude the ERRV fleet operations which are classified as discontinued operations.

Costs and Restructuring Initiatives. During the third quarter of 2019, the Company initiated certain cost reduction initiatives to better align its operating expenses with the current state of its business and the offshore marine industry, including a reduction of workforce, reorganization of the management structure, closure and/or consolidation of certain facilities and streamlining of operations. The Company expects these initiatives, which will impact all of its reportable segments, to be completed by the third quarter of 2020 and is targeting annualized recurring savings of at least $8.0 million once completed. For the six months ended June 30, 2020, the Company incurred one-time restructuring charges totaling $0.9 million related to these restructuring activities. Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the six months (“Current Year Quarter”) ended June 30, 2020 compared with the six months (“Prior Year Quarter”) ended June 30, 2019. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Time Charter Statistics:
Average Rates Per Day Worked (excluding crew transfer)	$11,018		$10,387		$11,088		$10,098
Average Rates Per Day	$6,648		$6,843		$6,895		$6,964
Fleet Utilization (excluding crew transfer)	57%		59%		57%		58%
Fleet Utilization	69%		69%		66%		64%
Fleet Available Days (excluding crew transfer)	5,167		6,491		10,377		12,986
Fleet Available Days	8,688		9,990		17,356		19,905
Operating Revenues:
Time charter	$39,807	95%	$47,270	90%	$79,097	95%	$88,089	90%
Bareboat charter	723	2%	1,389	3%	1,447	2%	2,532	3%
Other marine services	1,348	3%	4,153	8%	3,077	4%	7,101	7%
	41,878	100%	52,812	100%	83,621	100%	97,722	100%
Costs and Expenses:
Operating:
Personnel	13,378	32%	17,914	34%	27,084	32%	34,537	35%
Repairs and maintenance	4,311	10%	7,607	14%	9,115	11%	15,191	16%
Drydocking	566	1%	1,997	4%	1,931	2%	4,567	5%
Insurance and loss reserves	1,589	4%	1,763	3%	2,528	3%	3,177	3%
Fuel, lubes and supplies	2,295	5%	3,202	6%	4,362	5%	6,008	6%
Other	1,774	4%	2,887	5%	3,513	4%	7,056	7%
	23,913	57%	35,370	67%	48,533	58%	70,536	72%
Administrative and general	14,560	35%	10,524	20%	25,325	30%	21,336	22%
Depreciation and amortization	15,313	37%	16,412	31%	30,314	36%	32,509	33%
Lease expense - operating	1,355	3%	4,298	8%	4,762	5%	8,435	9%
	55,141	132%	66,604	126%	108,934	131%	132,816	136%
Loss on Asset Dispositions and Impairments, Net	(3,453)	(8%)	(3,848)	-7%	(16,025)	(19)%	(3,580)	—%
Operating Loss	(16,716)	(40%)	(17,640)	(33%)	(41,338)	(50)%	(38,674)	(36)%
Other Expense, Net	(6,561)	(16%)	(9,772)	(19%)	(8,360)	(10)%	(17,366)	(18)%
Loss Before from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(23,277)	(56%)	(27,412)	(52%)	(49,698)	(60)%	(56,040)	(54)%
Income Tax Benefit	(15,081)	(36%)	(3,052)	(6%)	(21,749)	(26)%	(6,883)	(7)%
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(8,196)	(20%)	(24,360)	(46%)	(27,949)	(34)%	(49,157)	(47)%
Equity in Gains (Losses) of 50% or Less Owned Companies	2,130	5%	(7,078)	(13%)	1,891	2%	(10,554)	(11)%
Loss from Continuing Operations	(6,066)	(14%)	(31,438)	(60%)	(26,058)	(32)%	(59,711)	(58)%
Income from discontinued operations, Net of Tax	—	—%	1,174	2%	-	0%	1,174	1%
Net Loss	(6,066)	(14%)	(30,264)	(57%)	(26,058)	(32)%	(58,537)	(57)%
Net Gain (Loss) attributable to Noncontrolling Interests in Subsidiaries	7	0%	(1,875)	(4%)	(4,040)	(5)%	(4,599)	(5)%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(6,073)	(15%)	$(28,389)	(54%)	$(22,018)	(27)%	$(53,938)	(53)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended June 30, 2020
Time Charter Statistics:
Average Rates Per Day	$15,574	$9,001	$10,245	$10,752	$3,436	$6,648
Fleet Utilization	5%	85%	82%	97%	87%	69%
Fleet Available Days	1,842	1,304	1,613	408	3,521	8,688
Operating Revenues:
Time charter	$1,478	$9,944	$13,605	$4,251	$10,529	$39,807
Bareboat charter	723	-	-	-	-	723
Other marine services	513	(480)	514	168	633	1,348
	2,714	9,464	14,119	4,419	11,162	41,878
Direct Costs and Expenses:
Operating:
Personnel	2,284	2,546	3,795	1,377	3,376	13,378
Repairs and maintenance	314	1,379	1,580	255	783	4,311
Drydocking	110	256	200	-	-	566
Insurance and loss reserves	354	188	430	105	512	1,589
Fuel, lubes and supplies	189	727	955	132	292	2,295
Other	93	565	819	123	174	1,774
	3,344	5,661	7,779	1,992	5,137	23,913
Direct Vessel Profit	$(630)	$3,803	$6,340	$2,427	$6,025	17,965
Other Costs and Expenses:
Lease expense	$741	$417	$32	$9	$156	1,355
Administrative and general						14,560
Depreciation and amortization	5,254	2,889	3,921	950	2,299	15,313
						31,228
Loss on Asset Dispositions and Impairments						(3,453)
Operating Loss						$(16,716)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Six Months Ended June 30, 2020
Time Charter Statistics:
Average Rates Per Day	$19,294	$9,130	$9,952	$10,105	$3,452	$6,895
Fleet Utilization	8%	87%	78%	95%	80%	66%
Fleet Available Days	3,706	2,650	3,283	797	6,920	17,356
Operating Revenues:
Time charter	$5,853	$21,039	$25,372	$7,647	$19,186	$79,097
Bareboat charter	1,447	—	—	—	—	1,447
Other marine services	1,155	(313)	934	317	984	3,077
	8,455	20,726	26,306	7,964	20,170	83,621
Direct Costs and Expenses:
Operating:
Personnel	5,212	5,241	7,606	2,592	6,433	27,084
Repairs and maintenance	931	2,814	2,826	647	1,897	9,115
Drydocking	1,167	264	614	(114)	—	1,931
Insurance and loss reserves	489	381	769	174	715	2,528
Fuel, lubes and supplies	713	1,199	1,620	267	563	4,362
Other	172	1,136	1,502	428	275	3,513
	8,684	11,035	14,937	3,994	9,883	48,533
Direct Vessel Profit, from Continuing Operations	$(229)	$9,691	$11,369	$3,970	$10,287	35,088
Other Costs and Expenses:
Lease expense	$2,879	$1,543	$77	$18	$245	4,762
Administrative and general						25,325
Depreciation and amortization	10,612	5,493	7,711	1,849	4,649	30,314
						60,401
Loss on Asset Dispositions and Impairments						(16,025)
Operating Loss, for Continuing Operations						$(41,338)
As of June 30, 2020
Property and Equipment:
Historical cost	$257,148	$203,564	$348,610	$122,102	$134,815	$1,066,239
Accumulated depreciation	(128,016)	(55,113)	(70,669)	(12,353)	(56,227)	(322,378)
	$129,132	$148,451	$277,941	$109,749	$78,588	$743,861
Total Assets (1)	$172,575	$160,041	$305,822	$186,486	$118,022	$942,946

(1)	Total assets by region does not include corporate assets of $109,156 as of June 30, 2020.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended June 30, 2019
Time Charter Statistics:
Average Rates Per Day	$14,058	$9,365	$8,182	$8,074	$2,972	$6,843
Fleet Utilization	34%	81%	79%	63%	86%	69%
Fleet Available Days	2,669	1,365	2,026	400	3,530	9,990
Operating Revenues:
Time charter	$12,628	$10,400	$13,175	$2,046	$9,021	$47,270
Bareboat charter	233	—	—	1,156	—	1,389
Other	1,320	753	349	273	1,458	4,153
	14,181	11,153	13,524	3,475	10,479	52,812
Direct Costs and Expenses:
Operating:
Personnel	5,203	3,428	4,292	976	4,015	17,914
Repairs and maintenance	2,515	952	2,629	481	1,030	7,607
Drydocking	1,801	(48)	275	(32)	1	1,997
Insurance and loss reserves	841	239	381	66	236	1,763
Fuel, lubes and supplies	1,107	939	725	314	117	3,202
Other	113	773	793	560	648	2,887
	11,580	6,283	9,095	2,365	6,047	35,370
Direct Vessel Profit, from Continuing Operations	$2,601	$4,870	$4,429	$1,110	$4,432	17,442
Other Costs and Expenses:
Lease expense	$2,942	$787	$42	$—	$527	4,298
Administrative and general						10,524
Depreciation and amortization	5,341	2,759	4,274	1,659	2,379	16,412
						31,234
Loss on Asset Dispositions and Impairments						(3,848)
Operating Loss, for Continuing Operations						$(17,640)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Six Months Ended June 30, 2019
Time Charter Statistics:
Average Rates Per Day	$12,472	$9,414	$8,280	$10,974	$2,722	$6,964
Fleet Utilization	31%	84%	76%	67%	73%	64%
Fleet Available Days	5,367	2,678	4,087	941	6,833	19,906
Operating Revenues:
Time charter	$20,633	$21,173	$25,674	$6,968	$13,641	$88,089
Bareboat charter	233	—	—	2,299	—	2,532
Other	2,452	116	577	908	3,048	7,101
	23,318	21,289	26,251	10,175	16,689	97,722
Direct Costs and Expenses:
Operating:
Personnel	9,706	7,295	8,546	2,532	6,458	34,537
Repairs and maintenance	5,293	2,136	4,822	816	2,124	15,191
Drydocking	3,795	290	434	47	1	4,567
Insurance and loss reserves	1,433	452	708	201	383	3,177
Fuel, lubes and supplies	1,790	1,693	1,434	742	349	6,008
Other	203	2,879	1,893	1,081	1,000	7,056
	22,220	14,745	17,837	5,419	10,315	70,536
Direct Vessel Profit, from Continuing Operations	$1,098	$6,544	$8,414	$4,756	$6,374	27,186
Other Costs and Expenses:
Lease expense	$5,853	$1,572	$88	$1	$921	8,435
Administrative and general						21,336
Depreciation and amortization	10,839	5,115	8,523	3,595	4,437	32,509
						62,280
Loss on Asset Dispositions and Impairments						(3,580)
Operating Loss, for Continuing Operations						$(38,674)
As of June 30, 2019
Property and Equipment:
Historical cost	$364,501	$220,855	$288,677	$108,068	$117,120	$1,099,221
Accumulated depreciation	(189,602)	(62,061)	(74,815)	(49,393)	(50,010)	(425,881)
	$174,899	$158,794	$213,862	$58,675	$67,110	$673,340
Total Assets(1)	$312,465	$171,084	$252,926	$123,513	$94,457	$954,445

(1)	Total assets by region does not include corporate assets of $122,251 as of June 30, 2019.

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Three Months Ended June 30, 2020
Time Charter Statistics:
Average Rates Per Day	$8,383	$8,590	$8,477	$—	$24,894	$2,481	$—	$6,648
Fleet Utilization	43%	72%	83%	—%	30%	87%	—%	69%
Fleet Available Days	667	2,426	527	91	1,456	3,521	—	8,688
Operating Revenues:
Time charter	$2,413	$15,078	$3,713	$—	$11,001	$7,602	$—	$39,807
Bareboat charter	—	723	—	—	—	—	—	723
Other marine services	(137)	(372)	(53)	—	306	548	1,056	1,348
	2,276	15,429	3,660	—	11,307	8,150	1,056	41,878
Direct Costs and Expenses:
Operating:
Personnel	853	4,166	1,591	—	3,545	2,721	502	13,378
Repairs and maintenance	679	1,922	375	46	407	754	128	4,311
Drydocking	(19)	274	197	—	111	3	—	566
Insurance and loss reserves	159	304	106	16	893	100	11	1,589
Fuel, lubes and supplies	168	1,180	219	(2)	343	230	157	2,295
Other	341	1,203	246	67	219	115	(417)	1,774
	2,181	9,049	2,734	127	5,518	3,923	381	23,913
Direct Vessel Profit (Loss)	$95	$6,380	$926	$(127)	$5,789	$4,227	$675	$17,965
Other Costs and Expenses:
Lease expense	$518	$352	$—	$—	$44	$67	$374	$1,355
Administrative and general								14,560
Depreciation and amortization	500	5,405	1,000	127	6,081	1,637	563	15,313
								31,228
Loss on Asset Dispositions and Impairments								(3,453)
Operating Loss								$(16,716)

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Six Months Ended June 30, 2020
Time Charter Statistics:
Average Rates Per Day	$8,201	$8,528	$7,985	$—	$26,213	$2,433	$—	$6,895
Fleet Utilization	41%	74%	81%	—%	31%	80%	—%	66%
Fleet Available Days	1,376	4,947	960	182	2,912	6,979	—	17,356
Operating Revenues:
Time charter	$4,638	$31,362	$6,233	$—	$23,340	$13,524	$—	$79,097
Bareboat charter	—	1,447	—	—	—	—	—	1,447
Other marine services	422	(727)	(122)	—	556	863	2,085	3,077
	5,060	32,082	6,111	—	23,896	14,387	2,085	83,621
Direct Costs and Expenses:
Operating:
Personnel	1,745	8,825	2,797	13	7,642	5,313	749	27,084
Repairs and maintenance	1,087	4,200	723	57	1,057	1,810	181	9,115
Drydocking	3	310	197	—	1,418	3	—	1,931
Insurance and loss reserves	204	636	173	36	1,572	199	(292)	2,528
Fuel, lubes and supplies	384	2,084	338	20	833	460	243	4,362
Other	600	2,203	643	168	366	201	(668)	3,513
	4,023	18,258	4,871	294	12,888	7,986	213	48,533
Direct Vessel Profit (Loss)	$1,037	$13,824	$1,240	$(294)	$11,008	$6,401	$1,872	$35,088
Other Costs and Expenses:
Lease expense	$1,734	$704	$—	$—	$1,541	$67	$716	$4,762
Administrative and general								25,325
Depreciation and amortization	1,061	10,523	1,787	255	12,209	3,354	1,125	30,314
								60,401
Loss on Asset Dispositions and Impairments								(16,025)
Operating Loss								$(41,338)
As of June 30, 2020
Property and Equipment:
Historical cost	$50,189	$378,354	$200,534	$6,940	$325,208	$80,680	$24,334	$1,066,239
Accumulated depreciation	(30,790)	(97,350)	(10,258)	(4,433)	(107,463)	(53,529)	(18,555)	(322,378)
	$19,399	$281,004	$190,276	$2,507	$217,745	$27,151	$5,779	$743,861

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Three Months Ended June 30, 2019
Time Charter Statistics:
Average Rates Per Day	$7,597	$7,624	$6,906	$—	$20,993	$2,431	$—	$6,843
Fleet Utilization	49%	71%	53%	—%	47%	88%	—%	69%
Fleet Available Days	910	3,275	486	91	1,729	3,499	—	9,990
Operating Revenues:
Time charter	$3,360	$17,709	$1,787	$—	$16,932	$7,482	$—	$47,270
Bareboat charter	—	233	1,156	—	—	—	—	1,389
Other marine services	869	(179)	799	—	1,481	499	684	4,153
	4,229	17,763	3,742	—	18,413	7,981	684	52,812
Direct Costs and Expenses:
Operating:
Personnel	2,001	5,796	1,617	23	5,360	2,665	452	17,914
Repairs and maintenance	632	2,682	1,085	3	2,189	933	83	7,607
Drydocking	96	136	82	—	1,683	—	—	1,997
Insurance and loss reserves	266	385	78	20	921	93	-	1,763
Fuel, lubes and supplies	262	1,602	98	(24)	1,076	167	21	3,202
Other	411	1,713	842	77	251	113	(520)	2,887
	3,668	12,314	3,802	99	11,480	3,971	36	35,370
Direct Vessel Profit (Loss), from Continuing Operations	$561	$5,449	$(60)	$(99)	$6,933	$4,010	$648	17,442
Other Costs and Expenses:
Lease expense	$1,527	$352	$433	$—	$1,497	$—	$489	4,298
Administrative and general								10,524
Depreciation and amortization	575	5,929	1,223	127	6,055	1,920	583	16,412
								31,234
Loss on Asset Dispositions and Impairments								(3,848)
Operating Loss, for Continuing Operations								$(17,640)

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Six Months Ended June 30, 2019
Time Charter Statistics:
Average Rates Per Day	$7,989	$7,616	$6,958	$—	$19,397	$2,389	$—	$6,964
Fleet Utilization	43%	70%	58%	—%	46%	74%	—%	64%
Fleet Available Days	1,811	6,569	987	181	3,439	6,919	—	19,906
Operating Revenues:
Time charter	$6,235	$34,792	$3,969	$—	$30,809	$12,284	$—	$88,089
Bareboat charter	—	233	2,299	—	—	—	—	2,532
Other marine services	211	(430)	1,580	—	3,561	821	1,358	7,101
	6,446	34,595	7,848	—	34,370	13,105	1,358	97,722
Direct Costs and Expenses:
Operating:
Personnel	3,391	11,307	3,295	88	10,457	4,974	1,025	34,537
Repairs and maintenance	1,262	5,019	1,704	7	5,017	2,029	153	15,191
Drydocking	171	486	244	—	3,666	—	—	4,567
Insurance and loss reserves	388	711	183	28	1,805	197	(135)	3,177
Fuel, lubes and supplies	324	2,704	497	7	2,081	356	39	6,008
Other	1,003	4,177	1,986	172	695	226	(1,203)	7,056
	6,539	24,404	7,909	302	23,721	7,782	(121)	70,536
Direct Vessel Profit (Loss), from Continuing Operations	$(93)	$10,191	$(61)	$(302)	$10,649	$5,323	$1,479	27,186
Other Costs and Expenses:
Lease expense	$3,066	$704	$751	$—	$2,995	$—	$919	8,435
Administrative and general								21,336
Depreciation and amortization	1,150	11,873	2,259	255	12,108	3,951	913	32,509
								62,280
Loss on Asset Dispositions and Impairments								(3,580)
Operating Loss, for Continuing Operations								$(38,674)
As of June 30, 2019
Property and Equipment:
Historical cost	$143,339	$430,077	$77,924	$14,806	$329,746	$77,380	$25,949	$1,099,221
Accumulated depreciation	(118,166)	(105,665)	(38,999)	(10,211)	(83,994)	(50,284)	(18,562)	(425,881)
	$25,173	$324,412	$38,925	$4,595	$245,752	$27,096	$7,387	$673,340

Fleet Counts. The Company’s fleet count as of June 30, 2020 and December 31, 2019 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
June 30, 2020
AHTS	4	—	3	—	7
FSV	26	5	1	1	33
Supply	13	27	—	2	42
Specialty	1	3	—	—	4
Liftboats	14	—	2	—	16
Crew transfer	39	5	—	—	44
	97	40	6	3	146
December 31, 2019
AHTS	4	—	4	—	8
FSV	30	5	1	1	37
Supply	4	34	—	2	40
Specialty	1	3	—	1	5
Liftboats	14	—	2	—	16
Crew transfer	38	5	—	—	43
	91	47	7	4	149

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and six months ended June 30, the Company’s time charter statistics and direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$7,155		$—		$7,155
FSV	7,365		8,284		7,394		7,939
Supply	—		—		7,380		-
Liftboats	17,365		18,855		26,280		16,377
Overall	15,574		14,058		19,294		12,472
Utilization:
AHTS		—%		20%		—%		11%
FSV		4%		40%		14%		39%
Supply		0%		—%		10%		—%
Liftboats		7%		37%		9%		34%
Overall		5%		34%		8%		31%
Available Days:
AHTS	273		455		546		905
FSV	386		773		750		1,656
Supply	—		—		44		-
Specialty	91		91		182		181
Liftboats	1,092		1,350		2,184		2,625
Overall	1,842		2,669		3,706		5,367
Operating revenues:
Time charter	$1,478	54%	$12,628	89%	$5,853	69%	$20,633	88%
Bareboat charter	723	27%	233	2%	1,447	17%	233	1%
Other marine services	513	19%	1,320	9%	1,155	14%	2,452	11%
	2,714	100%	14,181	100%	8,455	100%	23,318	100%
Direct operating expenses:
Personnel	2,284	84%	5,203	37%	5,212	61%	9,706	41%
Repairs and maintenance	314	12%	2,515	18%	931	11%	5,293	23%
Drydocking	110	4%	1,801	13%	1,167	14%	3,795	16%
Insurance and loss reserves	354	13%	841	6%	489	6%	1,433	6%
Fuel, lubes and supplies	189	7%	1,107	8%	713	8%	1,790	8%
Other	93	3%	113	1%	172	2%	203	1%
	3,344	123%	11,580	82%	8,684	102%	22,220	95%
Direct Vessel Profit	$(630)	(23)%	$2,601	18%	$(229)	-2%	$1,098	5%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $10.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.0 million lower due to net fleet dispositions, $0.3 million lower due to the repositioning of vessels between geographic regions and $8.4 million lower due to lower utilization of the core fleet. As of June 30, 2020, the Company had 16 of 22 owned and leased-in vessels (three AHTS vessels, three FSVs, nine liftboats, and one specialty vessel) cold-stacked in this region compared with 12 of 27 vessels as of June 30, 2019.

Direct Operating Expenses. Direct operating expenses were $8.2 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.5 million lower due to the repositioning of vessels between geographic regions and $1.6 million lower due to net fleet dispositions. Direct operating expenses for the core fleet were $5.1 million lower which was primarily due to reduced repair and drydocking costs.

Current Six Months compared with Prior Six Months

Operating Revenues.  Charter revenues were $13.6 million lower in the Current Six Months. Charter revenues were $3.6 million lower due to net fleet dispositions, $0.6 million lower due to the repositioning of vessels between geographic regions and $9.4 million lower due to lower utilization of the core fleet.

Direct Operating Expenses.   Direct operating expenses were $13.5 million lower in the Current Six Months compared with the Prior Six Months. Direct operating expenses were $3.6 million lower due to the repositioning of vessels between geographic regions and $3.0 million lower due to net fleet dispositions. Direct operating expenses for the core fleet were $6.9 million lower which was primarily due to reduced repair and drydocking costs.

Africa, primarily West Africa. For the three and six months ended June 30, the Company’s time charter statistics and direct vessel profit in Africa was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$8,513		$8,437		$8,382		$8,875
FSV	9,221		9,923		9,399		10,057
Supply	8,661		8,500		8,929		7,875
Overall	9,001		9,365		9,130		9,414
Utilization:
AHTS		90%		95%		81%		95%
FSV		82%		75%		88%		80%
Supply		98%		90%		99%		84%
Overall		85%		81%		87%		84%
Available Days:
AHTS	303		273		648		543
FSV	910		910		1,820		1,678
Supply	91		182		182		456
Overall	1,304		1,365		2,650		2,677
Operating revenues:
Time charter	$9,944	105%	$10,400	93%	$21,039	102%	$21,173	99%
Other marine services	(480)	(5%)	753	7%	(313)	-2%	116	1%
	9,464	100%	11,153	100%	20,726	100%	21,289	100%
Direct operating expenses:
Personnel	2,546	27%	3,428	31%	5,241	25%	7,295	34%
Repairs and maintenance	1,379	15%	952	9%	2,814	14%	2,136	10%
Drydocking	256	3%	(48)	(0%)	264	1%	290	1%
Insurance and loss reserves	188	2%	239	2%	381	2%	452	2%
Fuel, lubes and supplies	727	8%	939	8%	1,199	5%	1,693	8%
Other	565	6%	773	7%	1,136	5%	2,879	14%
	5,661	60%	6,283	56%	11,035	53%	14,745	69%
Direct Vessel Profit	$3,803	40%	$4,870	44%	$9,691	47%	$6,544	31%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Charter revenues were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $0.1 million higher due to the repositioning of vessels between geographic regions and $0.1 million higher for the core fleet. Charter revenues were $0.7 million lower due to net fleet dispositions. Other Marine Services were $1.1 million lower due to the recognition, in the Prior Year Quarter, of previously deferred revenue, following the receipt of cash, due to collection concerns with regard to one customer.

Direct Operating Expenses.  Direct operating expenses were $0.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating costs were $0.5 million lower due to the repositioning of vessels between geographic regions and $0.6 million lower due to net fleet dispositions. Operating costs were $0.5 million higher for the core fleet primarily due to the timing of drydockings.

Current Six Months compared with Prior Six Months

Operating Revenues. Charter revenues were $0.1 million lower in the Current Six Months compared with the Prior Six Months. Charter revenues were $1.5 million higher due to the repositioning of vessels between geographic regions and $0.7 million higher for the core fleet. Charter revenues were $2.3 million lower due to net fleet dispositions.

Direct Operating Expenses.   Direct operating expenses were $3.7 million lower in the Current Six Months compared with the Prior Six Months, primarily due to the repositioning of vessels between geographic regions and net fleet dispositions.

Middle East and Asia. For the three and six months ended June 30, the Company’s time charter statistics and direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$6,001		$5,634		$5,765		$5,749
FSV	8,329		6,203		8,070		6,159
Supply	6,711		4,166		6,698		5,049
Liftboats	27,960		27,150		28,021		27,150
Crew transfer	2,025		2,025		2,003		2,025
Overall	10,245		8,182		9,952		8,280
Utilization:
AHTS		16%		50%		22%		46%
FSV		86%		89%		79%		84%
Supply		75%		52%		82%		51%
Liftboats		100%		100%		92%		100%
Crew transfer		100%		50%		75%		50%
Overall		82%		79%		78%		76%
Available Days:
AHTS	91		182		182		362
FSV	904		1,298		1,877		2,639
Supply	346		182		618		362
Liftboats	182		182		364		362
Crew transfer	91		182		242		362
Overall	1,614		2,026		3,283		4,087
Operating revenues:
Time charter	$13,605	96%	$13,175	97%	$25,372	96%	$25,674	98%
Other marine services	514	4%	349	2%	934	4%	577	2%
	14,119	100%	13,524	100%	26,306	100%	26,251	100%
Direct operating expenses:
Personnel	3,795	27%	4,292	32%	7,606	29%	8,546	33%
Repairs and maintenance	1,580	11%	2,629	19%	2,826	11%	4,822	18%
Drydocking	200	1%	275	2%	614	2%	434	2%
Insurance and loss reserves	430	3%	381	3%	769	3%	708	3%
Fuel, lubes and supplies	955	7%	725	5%	1,620	6%	1,434	5%
Other	819	6%	793	6%	1,502	6%	1,893	7%
	7,779	55%	9,095	67%	14,937	57%	17,837	68%
Direct Vessel Profit	$6,340	45%	$4,429	33%	$11,369	43%	$8,414	32%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.0 million higher due to better utilization of the core fleet, and $0.6 million lower due to net fleet dispositions. As of June 30, 2020, the Company had one of 19 vessels owned and leased in (one Supply) cold stacked in this region compared with one of 22 vessels as of June 30, 2019.

Direct Operating Expenses. Direct operating expenses were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to net fleet dispositions and the timing of dry dockings and certain repair expenditures.

Current Six Months compared with Prior Six Months

Operating Revenues. Charter revenues were $0.3 million lower in the Current Six Months compared with the Prior Six Months. Charter revenues were $0.8 million higher due to better utilization of the core fleet, and $1.1 million lower due to net fleet dispositions.

Direct Operating Expenses. Direct operating expenses were $2.9 million lower in the Current Six Months compared with the Prior Six Months, primarily due to the timing of dry dockings and certain repair expenditures, and due to net fleet dispositions.

Latin America (Brazil, Mexico, Central and South America). For the three and six months ended June 30, the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
FSV	$7,460		$6,800		7,318		6,800
Supply	13,473		-		13,473		-
Liftboats	15,913		11,100		15,913		16,304
Overall	10,752		8,074		10,105		10,974
Utilization:
FSV		96%		61%		97%		60%
Supply		97%		—%		—%		—%
Liftboats		100%		71%		100%		81%
Overall		97%		63%		95%		67%
Available Days:
FSV	226		294		499		596
Supply	91		—		116		—
Liftboats	91		106		182		345
Overall	408		400		797		941
Operating revenues:
Time charter	$4,251	96%	$2,046	59%	$7,647	96%	$6,968	68%
Bareboat charter	-	—%	1,156	33%	-	0%	2,299	23%
Other marine services	168	4%	273	8%	317	4%	908	9%
	4,419	100%	3,475	100%	7,964	100%	10,175	100%
Direct operating expenses:
Personnel	1,377	31%	976	28%	2,592	33%	2,532	25%
Repairs and maintenance	255	6%	481	14%	647	8%	816	8%
Drydocking	—	—%	(32)	(1%)	(114)	-1%	47	0%
Insurance and loss reserves	105	2%	66	2%	174	2%	201	2%
Fuel, lubes and supplies	132	3%	314	9%	267	3%	742	7%
Other	123	3%	560	16%	428	5%	1,081	11%
	1,992	45%	2,365	68%	3,994	50%	5,419	53%
Direct Vessel Profit	$2,427	55%	$1,110	32%	$3,970	50%	$4,756	47%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.2 million higher due to the repositioning of vessels between geographic regions and $1.2 million lower due to the sale of two vessels on bareboat charter. As of June 30, 2020, the Company had no owned and leased-in vessels cold-stacked in this region compared with one of seven vessels as of June 30, 2019.

Direct Operating Expenses. Direct operating expenses were $0.4 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to the repositioning of vessels between geographic regions.

Current Six Months compared with Prior Six Months

Operating Revenues. Charter revenues were $1.6 million lower in the Current Six Months compared with the Prior Six Months. Charter revenues were $0.7 million higher due to the repositioning of vessels between geographic regions, and $2.3 million lower due to the sale of two vessels on bareboat charter.

Direct Operating Expenses. Direct operating expenses were $1.4 million lower in the Current Six Months compared with the Prior Six Months, primarily due to the repositioning of vessels between geographic regions.

Europe, primarily North Sea. For the three and six months ended June 30, the Company’s time charter statistics and direct vessel profit in Europe was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
Liftboats	34,192		35,003		33,115		35,003
Crew Transfer	2,495		2,443		2,448		2,402
Overall	3,436		2,972		3,452		2,722
Utilization:
Liftboats		100%		54%		100%		46%
Crew Transfer		87%		90%		80%		76%
Overall		87%		86%		80%		73%
Available Days:
Supply	—		122		-		169
Liftboats	91		91		182		107
Crew Transfer	3,430		3,317		6,738		6,557
Overall	3,521		3,530		6,920		6,833
Operating revenues:
Time charter	$10,529	94%	$9,021	86%	$19,186	95%	$13,641	82%
Other marine services	633	6%	1,458	14%	984	5%	3,048	18%
	11,162	100%	10,479	100%	20,170	100%	16,689	100%
Direct operating expenses:
Personnel	3,376	30%	4,015	38%	6,433	32%	6,458	39%
Repairs and maintenance	783	7%	1,030	10%	1,897	9%	2,124	13%
Drydocking	—	—%	1	0%	-	0%	1	0%
Insurance and loss reserves	512	5%	236	2%	715	4%	383	2%
Fuel, lubes and supplies	292	3%	117	1%	563	3%	349	2%
Other	174	2%	648	6%	275	1%	1,000	6%
	5,137	46%	6,047	58%	9,883	49%	10,315	62%
Direct Vessel Profit, for Continuing Operations	$6,025	54%	$4,432	42%	$10,287	51%	$6,374	38%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. For CTVs, Charter revenues were $0.1 million higher. Charter revenues were $0.8 million higher due to net fleet additions, and $0.7 million lower for the core fleet due to lower utilization and fluctuations in the US Dollar to Pound Sterling exchange rate.

For liftboats, Charter revenues were $1.4 million higher due to the repositioning of vessels between geographic regions.

Other marine services were $0.8 million lower primarily due to the termination of a charter of a PSV owned by a joint venture.

As of June 30, 2020, the Company had one of 40 owned and leased-in vessels (one Supply) cold-stacked in this region compared with one of 37 vessels as of June 30, 2019.

Direct Operating Expenses. Direct operating expenses were $0.9 million lower in the Current Year Quarter compared to the Prior Year Quarter. On an overall basis, vessel operating expenses were $0.3 million higher due to the repositioning of vessels between geographic regions and $0.3 million higher due to net fleet additions. Vessel operating expenses were $0.4 million lower for the core fleet and $1.1 million lower due to the termination of a charter-in of a PSV from a joint venture.

Current Six Months compared with Prior Six Months

For CTVs, Charter revenues were $1.2 million higher. Charter revenues were $1.4 million higher due to net fleet additions, and $0.2 million lower for the core fleet.

For liftboats, Charter revenues were $4.3 million higher due to the repositioning of vessels between geographic regions.

Other marine services were $2.1 million lower primarily due to the termination of a charter of a PSV owned by a joint venture.

Direct Operating Expenses. Direct operating expenses were $0.4 million lower in the Current Six Months compared to the Prior Six Months. On an overall basis, vessel operating expenses were $0.9 million higher due to the repositioning of vessels between geographic regions and $0.6 million higher due to net fleet additions. Vessel operating expenses were $0.4 million lower for the core fleet and $1.5 million lower due to the termination of a charter-in of a PSV from a joint venture.

Leased Expense. Leased-in equipment expenses for the Current Year Quarter and Current Six Months were $2.9 million and $3.7 million lower compared with the Prior Year Quarter and Prior Six Months, respectively, primarily due to the impairment of three leased in vessels and one leased-in vessel having been returned to the lessor in the first quarter of 2020.

Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Six Months were $4.0 million and $4.0 million higher compared to the Prior Year Quarter and Prior Six Months, respectively, primarily due to a $3.0 million transaction fee paid to SEACOR Holdings under the Tax Refund Agreement.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Six Months was $1.1 million and $2.2 million lower compared with the Prior Year Quarter and Prior Six Months, respectively, primarily due to net fleet dispositions.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold two FSVs, one vessel under construction and other equipment for $15.5 million cash and losses of $0.2 million all of which was recognized currently. In addition, the Company recorded aggregate impairment charges of $3.3 million related to one specialty vessel and three liftboats. During the Prior Year Quarter, the Company sold three AHTS vessels and one specialty vessel previously retired and removed from service, two FSVs, and two supply vessels and other equipment for net proceeds of $9.7 million and a gain of $2.1 million, all of which was recognized currently. In addition, the Company recorded aggregate impairment charges of $5.9 million related to two AHTS vessels previously removed from service, two AHTS vessels and four FSVs which were all adjusted to indicative sales price.

During the Current Six Months, the Company sold two AHTS vessels and one specialty vessel previously removed from service, four FSVs, one vessel under construction and other equipment for $18.6 million ($17.7 million cash and $0.9 million in previously received deposits) and gains of $0.9 million all of which was recognized currently. In addition, the Company recorded aggregate impairment charges of $12.5 million related to six liftboats (two leased in and four owned) and one specialty vessel and recognized net losses of $4.5 million ($4.8 million loss due to the disposal of one vessel under construction, offset by a $0.3 million gain due to the redelivery of one leased-in AHTS vessel). During the Prior Six Months, the Company sold three AHTS vessels and one specialty vessel previously retired and removed from service, two FSVs, one vessel under construction and two supply vessels and other equipment for net proceeds of $14.0 million ($9.7 million in cash and $4.3 million of previously received deposits) and a gain of $2.3 million, all of which was recognized currently. In addition, the Company recorded aggregate impairment charges of $5.9 million related to two AHTS vessels previously removed from service, two other AHTS vessels and four FSVs which were all adjusted to indicative sales price.

Other Income (Expense), Net

For the periods ended June 30, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other Income (Expense):
Interest income	$529	$215	$1,205	$569
Interest expense	(6,995)	(7,633)	(14,633)	(15,297)
SEACOR Holdings guarantee fees	(9)	(32)	(25)	(61)
Derivative losses, net	85	(1,398)	5,199	(2,323)
Foreign currency gains, net	(171)	(924)	(106)	(254)
	$(6,561)	$(9,772)	$(8,360)	$(17,366)

Interest income. Interest income in the Current Year Quarter and Current Six Months compared with the Prior Year Quarter and Prior Six Months was higher primarily due to an increase in notes issued to the Company by one of its joint ventures.

Interest expense. Interest expense in the Current Year Quarter and Current Six Months compared with the Prior Year Quarter and Prior Six Months was primarily lower due to lower interest rates on the floating rate debt.

Derivative losses, net. Net derivative gains during the Current Year Quarter and Current Six Months compared to the Prior Year Quarter and Prior Six Months were primarily due to decreases in the fair value of the Company’s conversion option liability embedded in the Company’s Convertible Senior Notes. The decrease in the conversion option liability was primarily the result of the drop in the Company’s stock price.

Foreign currency gains, net. Foreign currency gains for the Current Year Quarter were relatively stable compared with more volatility of fluctuating currencies during 2019.

Income Tax Benefit

For the six months ended June 30, 2020, the Company’s effective income tax rate of 43.8% was primarily due to income tax benefits recognized as a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) signed into law in March 2020, as well as taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and the adjustment for the acquisition of the remaining minority membership interest in Falcon Global Holdings LLC.  For the six months ended June 30, 2019, the Company’s effective income tax rate of 12.7% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and a reversal of an unrecognized tax benefit.

Equity in Earnings (Losses) of 50% or Less Owned Companies

Equity in earnings (losses) of 50% or less owned companies for the Current Six Months compared with the Prior Six Months were $12.4 million higher due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
MexMar	$1,490	$(120)	$2,879	$(11)
OSV Partners	(306)	(425)	(779)	(888)
Dynamic Offshore Drilling	—	(935)	—	(1,676)
SEACOR Offshore Delta (f/k/a SEACOSCO)	(1,027)	(1,761)	(1,702)	(3,402)
Mexmar Offshore International	—	(3,796)	—	(4,901)
Timsah	17	(326)	17	(379)
Other	1,956	285	1,476	703
	$2,130	$(7,078)	$1,891	$(10,554)

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

As of June 30, 2020, the Company had unfunded capital commitments of $27.9 million that included three PSVs and two CTVs. Of the amount of unfunded capital commitments, $17.2 million is payable during the remainder of 2020 and $10.7 million is payable during 2021. The Company has indefinitely deferred an additional $9.6 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

As of June 30, 2020, the Company had outstanding debt of $499.5 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of June 30, 2020, are as follows:

Actual
Remainder 2020	$15,488
2021	35,743
2022	63,286
2023	244,127
2024	123,331
Years subsequent to 2024	70,991
$552,966

As of June 30, 2020, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $58.1 million, of which $4.2 million was construction reserve funds held as cash. Additionally, the Company had $1.4 million available under subsidiary credit facilities. In addition, as a result of the CARES Act and the entry into the Tax Refund Agreement, the Company expects to receive a net amount of cash tax refunds of approximately $28.2 million, with approximately $23.7 million expected to be received within the next nine months, subject to the filing of the necessary tax refund claims and the refund schedule of the Internal Revenue Service.

Summary of Cash Flows

For the six months ended June 30, the following is a summary of the Company’s cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows provided by or (used in):
Operating Activities	$(20,138)	$(1,693)
Investing Activities	1,508	(25,093)
Financing Activities	(8,724)	(11,380)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(1,643)	2,068
Net Increase in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	—	258
Net (Decrease) Increase in Cash, Restricted Cash and Cash Equivalents	$(28,997)	$(35,840)

Operating Activities

Cash flows used in continuing operating activities decreased by $18.4 million in the Current Six Months compared with the Prior Six Months. The components of cash flows used in operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2020	2019
DVP:
United States, primarily Gulf of Mexico	$(229)	$1,098
Africa, primarily West Africa	9,691	6,544
Middle East and Asia	11,369	8,414
Latin America	3,970	4,756
Europe, Continuing Operations	10,287	6,374
Operating, leased-in equipment (excluding amortization of deferred gains)	(7,652)	(9,728)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(23,128)	(20,151)
SEACOR Holdings management and guarantee fees	(25)	(61)
Dividends received from 50% or less owned companies	—	400
	4,283	(2,354)
Changes in operating assets and liabilities before interest and income taxes	(16,437)	7,845
Director share awards	755	894
Restricted stock vested	(178)	(282)
Cash settlements on derivative transactions, net	(493)	200
Interest paid, excluding capitalized interest (1)	(9,273)	(10,564)
Interest received	1,205	569
Income taxes refunded, net	—	1,999
Total cash flows provided by (used in) operating activities	$(20,138)	$(1,693)
(1)

During the Current Six Months and the Prior Six Months, capitalized interest paid and included in purchases of property and equipment for continuing operations was $0.5 million and $0.7 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Six Months, net cash provided by investing activities was $1.5 million, primarily for the following:

•	capital expenditures were $19.8 million;
•

the Company sold two AHTS vessels and one specialty vessel previously retired and removed from service, four FSVs, one vessel under construction and other equipment for net proceeds of $18.6 million ($17.7 million cash and $0.6 million in previously received deposits). In addition, the Company received $0.6 million in deposits for future sales;

•	construction reserve funds account transactions included withdrawals of $12.9 million;
•

the Company completed the acquisition of the SEACOSCO Interests that it did not already own from the SEACOSCO Sellers. As a result of the completion of the acquisition, the Company owns 100% of the membership interests in SEACOR Offshore Delta LLC (formerly known as SEACOSCO Offshore LLC). The price payable by SEACOR Offshore Asia for the membership interests is $28.2 million, $8.4 million of which was paid to the Sellers at the closing of the transaction.

•	the Company made investments in, and advances to, its 50% or less owned companies of $0.3 million.

During the Prior Six Months, net cash used in investing activities was $25.1 million, primarily as a result of the following:

•	capital expenditures were $40.0 million;
•

the Company sold three AHTS vessels and one specialty vessel previously retired and removed from service, one ERRV, two FSVs, two supply vessels and one vessel under construction for net proceeds of $14.0 million ($9.7 million cash plus $4.3 million previously received deposit);

•	construction reserve funds account transactions included withdrawals of $7.9 million; and
•	the Company made investments in, and advances to, its 50% or less owned companies of $2.7 million, comprised primarily of its capital contribution in the SEACOSCO joint venture.

Financing Activities

During the Current Six Months, net cash used in financing activities was $8.7 million. The Company made scheduled payments on long-term debt and obligations of $8.7 million.

During the Prior Six Months, net cash used in financing activities was $11.4 million. The Company:

•	made scheduled payments on long-term debt and obligations of $8.1 million;
•	purchased subsidiary shares from holders of noncontrolling interests for $3.4 million; and
•	issued Common Stok for proceeds of $0.1 million.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, construction reserve funds, cash generated from operating activities, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital and debt service requirements. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s liquidity and compliance with covenants in its credit facilities specifically as it relates to the COVID-19 pandemic. As noted above under “Overview”, there are a number of steps the Company has and can take to mitigate any further adverse effects to the Company’s liquidity stemming from the COVID-19 pandemic and the resulting depressed oil and natural gas price environment, including sales of assets, workforce reduction and other cost reduction measures. In addition, we expect to receive a meaningful amount of tax refunds over the next 9 months as a result of the changes in the current U.S. tax law included in the CARES Act. While the COVID-19 pandemic has reduced the demand for our products and services, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or, except as noted in “Note 5. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q, on the Company’s ability to meet its financial maintenance covenants in its various credit facilities. However, the Company's primary credit facility requires the Company to maintain a minimum of $35 million of cash on hand (including restricted cash) at all times. As of June 30, 2020 the Company's cash balances used to test compliance with this covenant was $58.1 million and the Company expects cash flow from operations and tax refunds the Company expects to receive (as described under "--Recent Developments-Tax Refund Agreement" which would be included in the covenant calculation) will be sufficient to maintain compliance with this covenant for the foreseeable future.  However, if the effect of the COVID-19 pandemic on the Company's business becomes more severe, for example by further reducing the demand for the Company’s products and services or causing customers not to make their payments on time, or the Company does not receive its expected tax refunds in a timely manner, the Company may be required to seek amendments to the covenant to avoid a default under the facility.

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources in the Company’s 2019 Annual Report. There has been no material change in the Company’s off-balance sheet arrangements during the six months ended June 30, 2020.

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

Contractual Obligations and Commercial Commitments

For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in the Company’s contractual obligations and commercial commitments.

Contingencies

As of June 30, 2020, SEACOR Holdings has guaranteed $14.6 million on behalf of the Company for various obligations including: performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the Merchant Navy Officers Pension Fund. SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2019 Annual Report. There has been no material change in the Company’s exposure to market risk during the six months ended June 30, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 solely as a result of the material weakness in the Company’s internal control over financial reporting described below.

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

Material Weakness in Internal Control Over Financial Reporting Existing as of June 30, 2020

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of the Company’s financial statements as of and for the three months ended March 31, 2020, prior to public dissemination of the condensed consolidated financial statements and related information for the period, an error was identified related to the accounting for the bifurcated conversion option liability derivative embedded in the Company’s Convertible Senior Notes (See “Note 8. Derivative Instruments and Hedging Strategies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q). As a result, the Company’s management evaluated the effectiveness of the related internal control over financial reporting as of March 31, 2020 and determined that a material weakness existed and re-evaluated the effectiveness of the related internal control over financial reporting as of June 30, 2020 and determined that the material weakness continued to exist. Specifically, management determined the Company did not maintain effective controls over the journal entry review of estimates utilizing third-party information, as the control did not operate at the designed level of precision to initially detect the error.

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

Remediation Plans

Management and the board of directors of SEACOR Marine (the “Board of Directors”) take the Company’s internal control over financial reporting and the integrity of its financial statements seriously. In an effort to remediate the material weakness discussed above, management has reviewed our current journal entry review process to determine appropriate improvements and implement enhanced procedures. These enhanced procedures include training and educating the applicable accounting employees over the journal entry “review controls” requirements. Specifically, these measures will include:

(i)

key and complex journal entries utilizing third party information going through a group review meeting including the preparer, reviewer, the Corporate Controller and the Chief Accounting Officer; the key and complex journal entries including, but not limited to the option derivative valuation;

(ii)	documenting written procedures for key and complex journal entries to ensure that the journal entries are accurately prepared and supported, and to facilitate the review of journal entries;

(iii)

expanding, formalizing and documenting additional variance analysis at a more precise level for the consolidated financial statements at corporate level and financial statements at the regional level; and

(iv)

reducing the established variance threshold to any variance over $500K; or any variance over $100K and 10% comparing Quarter-to-Date balances from current year vs last year for both Balance Sheet and Income Statements.

Management and the Board of Directors are committed to maintaining a strong internal control environment and will make every effort to ensure that the material weakness described above is promptly remediated, however, the material weakness cannot be considered remediated until the applicable remedial controls as discussed above are implemented and operate for a sufficient period of time to allow management to conclude, through testing, that this remediation plan is implemented and the control is operating effectively. As of June 30, 2020, management is in the process of implementing the remediation procedures designed to address the material weakness discussed above for the year ended 2020. The company expects that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

Changes in Internal Control Over Financial Reporting

Other than the identification of the material weakness discussed above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is exposed to fluctuating prices of oil and decreased demand for oil. The coronavirus (“COVID-19”) pandemic has resulted in a decrease in the price of and demand for oil, which has caused, and may continue to cause, a decrease in the demand for the Company’s services.

In the recent months, oil prices have experienced record declines in response to a significant amount of anticipated oversupply in oil and natural gas caused by (i) the COVID-19 pandemic that began in late 2019 and has led to a substantial decrease in global economic activity and (ii) supply decisions principally by Russia and Saudi Arabia resulting in failure to agree on terms to maintain production limits and the ensuing influx of additional oil to an already oversupplied market. These declines in oil and natural gas prices come on top of prices that have, for the last few years, been below historic averages. On January 2, 2020, WTI crude oil prices closed at a price of $61.18 per barrel. On April 20, 2020, the NYMEX WTI oil futures price for May 2020 went “negative” to -$37.63 per barrel. By June 30, 2020, the last trading date of the second quarter of 2020, WTI crude oil prices closed at a price of $39.27 per barrel, still well below historic average. While OPEC+ members have implemented production cut, the cuts have failed to return oil and natural gas prices to levels seen prior to the COVID-19 pandemic. To the extent that the outbreak of COVID-19 continues to negatively impact demand, the Company expects there to be excess supply of oil and natural gas for the foreseeable future. This excess supply could, in turn, result in transportation and storage capacity constraints in the United States, or even the elimination of available storage.

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

The Company’s business could be adversely affected by the effects of the COVID-19 pandemic. The pandemic may affect the health of the Company’s workforce, and international, national and local government interventions enacted to reduce the spread of COVID-19 may render the Company’s employees unable to commute to work and/or travel. Although the Company’s workforce is largely considered to be “essential” under guidance issued by the U.S. Cybersecurity and Infrastructure Security Agency, work, travel and other restrictions may vary in other regions of the world in which the Company has significant operations, such as Africa, Middle East and Asia, Latin America and Europe. Therefore, the Company may experience reduced productivity and an inability to fully support its offshore operations if the Company’s onshore personnel work remotely due to restrictions related to COVID-19.

Additionally, any outbreak of COVID-19 on any of the Company’s vessels may result in the vessel, or some or all of the vessel crew, being quarantined, which would hinder the vessel’s ability to generate revenue and the crew’s ability to man any substitute vessel. The Company may also experience challenges in connection with the Company’s offshore crew changes due to health and travel restrictions related to COVID-19. The duration and severity of the business disruption and related financial impact from the COVID-19 pandemic cannot be reasonably estimated at this time. If the impact of the COVID-19 pandemic continues for an extended period of time, not only could it materially adversely affect the demand for the Company’s services but also the ability of the Company to provide such services, either of which could have a material adverse effect on the Company’s business. To the extent the COVID-19 pandemic adversely affects the Company’s operations and business, it may also have the effect of heightening many of the other risks set forth in the Company’s SEC filings, such as those relating to the Company’s financial performance and debt obligations.

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

Many of the Company’s existing credit facilities impose restrictions, such as negative covenants and maintenance of financial ratio covenants, which may limit its operating and financial flexibility. Negative covenants such as limitations on additional indebtedness or liens may affect the Company’s ability to incur additional debt if needed, while asset sale covenants could affect its ability to sell assets to generate liquidity. The Company’s ability to maintain financial ratio covenants may be affected by general economic conditions or other events beyond the Company’s control and no assurance can be given that such ratios will be met in the future. If the Company is unable to meet such ratios, it may be unable to reach agreements with the lenders under such agreements for waivers and/or amendments to the applicable covenants. For example, the Company is currently in non-compliance with the net financial debt covenant included in the Sea-Cat Crewzer III Term Loan Facility and the Company and its lenders under this facility are in discussions to waive or otherwise modify the terms of this covenant.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company.

As a public company, SEACOR Marine is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, which would be no later than our annual report for the fiscal year ending December 31, 2022.

In connection with the preparation of its Quarterly Report on Form 10-Q for the period ended March 31, 2020, it was determined that there was a material weakness in the Company’s internal control over financial reporting limited to the journal entry review of estimates utilizing third-party information as described in Part II, Item 4 of this Quarterly Report on Form 10-Q. This material weakness continued to exist as of June 30, 2020.

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

For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to two more fiscal years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

The Company’s Third Amended and Restated By-Laws include a forum selection clause, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company.

The Company’s Third Amended and Restated By-Laws (“By-Laws”) require that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or (iv) any action asserting a claim governed by the internal affairs doctrine.

This exclusive forum provision will not apply to claims under the Securities Exchange Act of 1934, but will apply to other state and federal law claims including actions arising under the Securities Act of 1933 (although the Company’s stockholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder). Section 22 of the Securities Act of 1933, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act of 1933 or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act of 1933. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in the Company’s By-Laws may limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company. It is also possible that, notwithstanding the forum selection clause included in the Company’s By-Laws, a court could rule that such a provision is inapplicable or unenforceable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
April 1, 2020 to April 30, 2020	392	$4.38	—	—
May 1, 2020 to May 31, 2020	—	—	—	—
June 1, 2020 to June 30, 2020	636	$2.55	—	—

For the three months ended June 30, 2020, the Company acquired for treasury 1,028 shares of Common Stock for an aggregate purchase price of $3,339 from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan.

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

10.2

Sale and Purchase Agreement by and between China Shipping Fan Tai Limited, China Shipping Industry (Hong Kong) Co. Limited and SEACOR Offshore Asia LLC, dated May 31, 2020 (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966)).

10.3

Parent Guarantee by SEACOR Marine Holdings Inc. in favour of China Shipping Fan Tai Limited and China Shipping Industry (Hong Kong) Co., Limited, dated May 31, 2020 (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966)).

10.4

Form of Parent Guarantee by SEACOR Marine Holdings Inc. and COSCO Shipping Heavy Industry (Guangdong) Co., Ltd. (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966)).

10.5

Tax Refund and Indemnification Agreement, dated as of June 26, 2020, by and between SEACOR Marine Holdings Inc. and SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 29, 2020 (File No. 001-37966)).

10.6

Amendment No. 3 to Credit Agreement and Parent Guaranty, dated as of June 29, 2020, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., DNB Bank ASA, New York Branch, DNB Capital LLC, Clifford Capital Pte, Ltd, Hancock Whitney Bank, Citicorp North America, Inc., and the entities identified on schedules thereto (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on July 6, 2020 (File No. 001-37966)).

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	August 6, 2020	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

DATE:	August 6, 2020	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
DATE:	August 6, 2020	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)