Form 10-Q
period 2020-09-30
SEACOR Marine Holdings Inc.
filed 2020-11-05
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020               or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of October 30, 2020 was 23,435,254. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$45,179	$83,943
Restricted cash	3,352	3,104
Receivables:
Trade, net of allowance for credit loss accounts of $850 and $455 in 2020 and 2019, respectively	54,935	49,128
Other	17,914	18,531
Receivable from SEACOR Holdings	18,814	—
Tax Receivable	11,770	—
Inventories	573	1,228
Prepaid expenses and other	3,598	2,612
Total current assets	156,135	158,546
Property and Equipment:
Historical cost	1,078,169	976,978
Accumulated depreciation	(334,387)	(358,962)
	743,782	618,016
Construction in progress	56,709	74,344
Net property and equipment	800,491	692,360
Right-of-Use Asset - Operating Leases	8,327	17,313
Right-of-Use Asset - Finance Leases	137	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	88,933	124,680
Construction Reserve Funds	—	12,893
Other Assets	3,152	3,401
	$1,057,175	$1,009,193
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	9,632	$15,099
Current Portion of financing lease liabilities	27	—
Current portion of long-term debt:
Recourse	46,464	17,802
Non-recourse	5,644	—
Accounts payable and accrued expenses	29,542	25,691
Due to SEACOR Holdings	—	74
Accrued wages and benefits	1,551	1,832
Accrued interest	2,887	731
Deferred revenue and unearned revenue	3,131	5,327
Accrued capital, repair and maintenance expenditures	11,164	15,997
Accrued insurance deductibles and premiums	2,315	3,564
Derivatives	4,103	3,009
Other current liabilities	5,027	5,691
Total current liabilities	121,487	94,817
Long-Term Operating Lease Liabilities	5,694	9,822
Long-Term Financing Lease Liabilities	113	—
Long-Term Debt:
Recourse	315,326	239,939
Non-recourse	137,638	140,312
Conversion Option Liability on Convertible Senior Notes	1	5,205
Deferred Income Taxes	36,452	33,905
Deferred Gains and Other Liabilities	3,810	6,269
Total liabilities	620,521	530,269
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 23,435,234 and 21,928,674 shares issued in 2020 and 2019, respectively	235	219
Additional paid-in capital	450,320	429,318
(Accumulated Deficit) Retained earnings	(13,023)	27,076
Shares held in treasury of 73,284 and 47,187, respectively, at cost	(848)	(669)
Accumulated other comprehensive gain (loss), net of tax	(380)	1,548
	436,304	457,492
Noncontrolling interests in subsidiaries	350	21,432
Total equity	436,654	478,924
	$1,057,175	$1,009,193

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues	$45,697	54,700	$129,318	$152,422
Costs and Expenses:
Operating	29,128	27,211	77,661	97,747
Administrative and general	10,155	11,462	35,480	32,798
Lease expense	1,390	4,153	6,152	12,589
Depreciation and amortization	16,613	16,091	46,927	48,600
	57,286	58,917	166,220	191,734
Losses on Asset Dispositions and Impairments, Net	233	861	(15,792)	(2,719)
Operating Loss	(11,356)	(3,356)	(52,694)	(42,031)
Other Income (Expense):
Interest income	50	317	1,255	886
Interest expense	(8,598)	(7,362)	(23,231)	(22,659)
SEACOR Holdings guarantee fees	(11)	(26)	(36)	(87)
Derivative gains, net	5	3,057	5,204	734
Foreign currency losses, net	(853)	(370)	(959)	(624)
	(9,407)	(4,384)	(17,767)	(21,750)
Loss from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(20,763)	(7,740)	(70,461)	(63,781)
Income Tax Expense (Benefit)	(3,119)	1,277	(24,868)	(5,606)
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(17,644)	(9,017)	(45,593)	(58,175)
Equity in Earnings Gains (Losses) of 50% or Less Owned Companies	(433)	(1,325)	1,458	(11,879)
Loss from Continuing Operations	(18,077)	(10,342)	(44,135)	(70,054)
Loss on Discontinued Operations, Net of Tax (see Note 15)	—	(7,899)	—	(6,724)
Net Loss	(18,077)	(18,241)	(44,135)	(76,778)
Net Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	4	204	(4,036)	(4,395)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(18,081)	(18,445)	$(40,099)	$(72,383)

Basic and Diluted Loss Per Common Share and Warrants of SEACOR Marine Holdings Inc.
Continuing operations	$(0.72)	(0.34)	$(1.63)	$(2.80)
Discontinued operations	—	(0.44)	—	$(0.29)
	$(0.72)	(0.78)	$(1.63)	$(3.09)

Weighted Average Common Stock and Warrants Outstanding:
Basic and diluted shares	24,989,977	23,740,718	24,611,666	23,406,759

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Loss	$(18,077)	$(18,241)	$(44,135)	$(76,778)
Other Comprehensive Loss:
Foreign currency translation gains (losses)	2,068	(1,626)	(385)	(1,902)
Derivative losses on cash flow hedges	(82)	(329)	(2,028)	(2,263)
Reclassification of derivative losses on cash flow hedges to interest expense	457	158	964	357
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	(282)	(152)	(479)	(682)
	2,161	(1,949)	(1,928)	(4,490)
Income Tax Benefit	—	—	—	173
	2,161	(1,949)	(1,928)	(4,317)
Comprehensive Loss	(15,916)	(20,190)	$(46,063)	(81,095)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	4	204	(4,036)	(4,395)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(15,920)	$(20,394)	$(42,027)	$(76,700)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2020
December 31, 2019	21,881,487	219	429,318	47,187	(669)	27,076	1,548	21,432	478,924
Issuance of Common Stock	—	9	3,349	—	—	—	—	—	3,358
Forfeiture of employee share awards	(8,182)	—	—	—	—	—	—	—	—
Restricted stock grants	289,452	3	—	—	—	—	—	—	3
Amortization of employee share awards	—	—	3,210	—	—	—	—	—	3,210
Exercise of Warrants	338,320	3	—	354	(1)	—	—	—	2
Restricted stock vesting	(25,743)	—	—	25,743	(178)	—	—	—	(178)
Director share awards	59,900	1	754	—	—	—	—	—	755
Acquisition of consolidated joint venture	900,000	—	13,689	—	—	—	—	(17,046)	(3,357)
Net loss	—	—	—	—	—	(40,099)	—	(4,036)	(44,135)
Other comprehensive loss	—	—	—	—	—	—	(1,928)	—	(1,928)
September 30, 2020	23,435,234	$235	$450,320	73,284	$(848)	$(13,023)	$(380)	$350	$436,654

For the Three Months Ended September 30, 2020
June 30, 2020	23,096,914	232	449,116	72,930	(847)	5,058	(2,541)	346	451,364
Exercise of warrants	338,320	3	—	354	(1)	—	—	—	2
Amortization of employee share awards	—	—	1,204	—	—	—	—	—	1,204
Net loss	—	—	—	—	—	(18,081)	—	4	(18,077)
Other comprehensive income	—	—	—	—	—	—	2,161	—	2,161
September 30, 2020	23,435,234	$235	$450,320	73,284	$(848)	$(13,023)	$(380)	$350	$436,654

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2019
December 31, 2018	20,439,208	$204	$415,372	4,007	$(91)	$126,834	$(16,788)	$29,404	$554,935
Impact of adoption of new accounting standard for leases	—	—	—	—	—	10,416	—	—	10,416
December 31, 2018	20,439,208	204	415,372	4,007	(91)	137,250	(16,788)	29,404	565,351
Issuance of Common Stock	653,872	7	6,589	—	—	—	—	—	6,596
Restricted stock grants	211,500	2	—	—	—	—	—	—	2
Amortization of employee share awards	—	—	3,891	—	—	—	—	—	3,891
Exercise of options	86,494	1	1,080	—	—	—	—	—	1,081
Exercise of Warrants	444,391	4	—	49	(1)	—	—	—	3
Restricted stock vesting	(38,448)	—	(2)	38,448	(522)	—	—	—	(524)
Director share awards	30,197	1	893	—	—	—	—	—	894
Forfeiture of employee share awards	(1,000)	—	—	—	—	—	—	—	—
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(2,114)	(2,114)
Dissolution of an entity	—	—	—	—	—	62	—	—	62
Net loss	—	—	—	—	—	(72,383)	—	(4,395)	(76,778)
Other comprehensive loss	—	—	—	—	—	—	(4,317)		(4,317)
September 30, 2019	21,826,214	$219	$427,823	42,504	$(614)	$64,929	$(21,105)	$22,895	$494,147

Three Months Ended September 30, 2019
June 30, 2019	21,765,331	$218	$424,549	25,643	$(374)	$83,312	$(19,156)	$22,691	$511,240
Amortization of employee share awards	—	—	2,302	—	—	—	—	—	2,302
Exercise of options	77,744	1	972	—	—	—	—	—	973
Restricted stock vesting	(16,861)	—	—	16,861	(240)	—	—	—	(240)
Dissolution of an entity	—	—	—	—	—	62			62
Net loss	—	—	—	—	—	(18,445)	—	204	(18,241)
Other comprehensive loss	—	—	—	—	—	—	(1,949)	—	(1,949)
September 30, 2019	21,826,214	$219	$427,823	42,504	$(614)	$64,929	$(21,105)	$22,895	$494,147

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Continuing Operating Activities:
Net Loss	$(44,135)	$(77,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,927	48,600
Deferred financing costs amortization	976	883
Amortization of employee share awards	3,210	3,891
Restricted stock vesting	(178)	(522)
Director share awards	755	894
Debt discount amortization	4,755	4,201
Bad debt recoveries	376	(404)
Loss from equipment sales, retirements or impairments	15,792	2,719
Loss from sale of Boston Putford Offshore Safety	—	7,085
Derivative gains	(5,204)	(734)
Cash settlement payments on derivative transactions, net	(938)	(346)
Currency losses	959	624
Deferred income taxes	2,488	(9,840)
Equity losses	(1,458)	11,879
Dividends received from equity investees	2,117	1,273
Changes in Operating Assets and Liabilities:
Accounts receivables	(37,670)	(2,198)
Other assets	6,433	344
Accounts payable and accrued liabilities	(16,255)	7,971
Net cash used in operating activities	(21,050)	(818)
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(24,940)	(49,566)
Proceeds from disposition of property and equipment	20,674	19,765
Construction reserve funds utilized	9,148	9,900
Construction reserve funds transferred to short-term cash	3,745	—
Purchase of subsidiary from joint venture	(8,445)	—
Investments in and advances to 50% or less owned companies	(1,208)	(11,355)
Capital distributions from equity investees	—	413
Principal payments on notes due from equity investees	490	22
Net cash used in investing activities	(536)	(30,821)
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(16,970)	(20,075)
Proceeds from issuance of long-term debt	1,089	—
Purchase of subsidiary shares from noncontrolling interests	—	(3,392)
Proceeds from exercise of stock options and Warrants	2	1,084
Net cash used in financing activities	(15,879)	(22,383)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1,051)	2,018
Net Decrease in Cash, Restricted Cash and Cash Equivalents	(38,516)	(52,004)
Cash Flows from Discontinued Operations:
Operating Activities	—	1,695
Investing Activities	—	(1,107)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	(1,046)
Net Decrease in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	—	(458)
Net Decrease in Cash, Restricted Cash and Cash Equivalents	(38,516)	(52,462)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	87,047	96,852
Cash, Restricted Cash and Cash Equivalents, End of Period	$48,531	$44,390
Supplemental disclosures:
Cash paid for interest, including capitalized interest	(16,080)	(17,397)
Income taxes refunded, net	456	1,999
Noncash Investing and Financing Activities:
Increase in property, plant and equipment related to an acquisition	142,282	—
Decrease in joint venture investments related to an acquisition	22,222	—
Increase in long-term debt related to an acquisition	75,569	—
Increase in long-term debt related to asset purchases	21,252	10,626
(Decrease) Increase in capital expenditures in accounts payable and accrued liabilities	(5,444)	538

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

Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Marine Holdings Inc. and its consolidated subsidiaries, and any reference in this Quarterly Report on Form 10-Q to “SEACOR Marine” refers to SEACOR Marine Holdings Inc. without its consolidated subsidiaries.

The outbreak of the novel coronavirus (“COVID-19”) and related significant disruptions and volatility in the global economy and marketplace during the first three quarters of 2020 have caused decreases in commodity prices resulting from oversupply and demand weakness. There remains continuing uncertainty regarding the length and severity of the impact of COVID-19 on the energy industry and the outlook for the Company’s business. While the global marketplace has shown signs of stabilizing, recent rises in infection rates may lead to additional uncertainty and volatility. The decrease in oil and natural gas prices stemming from the effects COVID-19 has had on the global economy has led to a decrease in the demand for the Company’s products and services, and a prolonged period of severely depressed oil and natural gas prices compared to historic averages could have a material adverse effect on the business.

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

Recently Issued Accounting Standards

On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect that adoption of the standard will have a material impact on its consolidated financial position nor on its results of operations and cash flows.

On August 5, 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company has not yet determined the impact that the adoption of the standard will have on the Company’s consolidated financial position, results of operations and disclosures.

On March 12, 2020, the FASB issued ASU 2020-03, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, the ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. As of September 30, 2020, the reference rates for the Company’s existing debt and interest rate swaps have not changed as a result of any such amendment. The Company will continue to monitor changes to reference rates in applicable agreements and adopt the standard as needed.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for credit loss accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from estimates and those differences may be material.

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

The Company also contracts with various customers to carry out management services for vessels as agents for and on behalf of ship owners. These services include crew management, technical management, commercial management, insurance arrangements, sale and purchase of vessels, provisions and bunkering. As the manager of the vessels, the Company undertakes to use its best endeavors to provide the agreed management services as agents for and on behalf of the owners in accordance with sound ship management practice and to protect and promote the interest of the owners in all matters relating to the provision of services thereunder. The Company also contracts with various customers to carry out management services regarding engineering for vessel construction and vessel conversions. The vast majority of the ship management agreements span one to three years and are typically billed on a monthly basis. The Company transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred.

Revenue that does not meet these criteria is deferred until the criteria is met and such revenue is considered a contract liability and is recognized as such. Contract liabilities, which are included in other current liabilities in the accompanying consolidated balance sheets, for the nine months ended September 30, 2020 and September 30, 2019 were as follows (in thousands):

	2020	2019
Balance at beginning of period	$4,786	$1,327
Revenues deferred during the period	94	5,022
Revenues recognized during the period	(2,805)	(3,046)
Balance at end of period	$2,075	$3,303

As of September 30, 2020, the Company had deferred revenues of $2.1 million primarily related to $1.2 million of prepaid vessel management fees, and $0.9 million related to the time charter of offshore support vessels to customers from which collections were not reasonably assured.

Cash and Cash Equivalents. The Company considers all highly liquid investments, with an original maturity of three months or less, when purchased, to be cash equivalents. Cash from current construction reserve funds (“CRF”) is also classified as cash and cash equivalents. The balance in the current CRF at September 30, 2020 was $4.2 million.

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

As of September 30, 2020, the estimated useful life (in years) of each of the Company’s major categories of new equipment was as follows:

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

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. During the three and nine months ended September 30, 2020, capitalized interest totaled $0.3 million and $0.7 million, respectively.

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

Market conditions caused by COVID-19, including the decrease in oil and natural gas prices as well as the affect the pandemic has had on SEACOR Marine’s stock price, caused a triggering event to occur requiring the

Company to test its assets for impairment. For the nine months ended September 30, 2020, the Company impaired the right-to-use assets on two of its leased liftboats. Based on the current market environment, it was determined that neither of these two vessels would return to active service during their remaining lease terms. Therefore, the Company recorded an impairment of $7.4 million in total for these two leased-in vessels. The Company also recorded a partial impairment on four liftboats for an aggregate of $3.9 million based on outside valuations of its remaining liftboat fleet. Estimated fair values for the Company’s owned vessels were established by independent appraisers based on researched market information, replacement cost information, and other data. If market conditions further decline from the depressed utilization and rates per day worked experienced over the last three years, fair values based on future appraisals could decline significantly. In addition, the Company further impaired one specialty vessel for $1.2 million due to a reduced sales price for the vessel. There were no other impairments of right-to-use assets or any other assets for the nine months ended September 30, 2020.

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

For vessel classes and individual vessels with indicators of impairment as of September 30, 2020, the Company has estimated that their future undiscounted cash flows exceed their current carrying values. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the affect COVID-19 has had on the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2020 and 2019, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the nine months ended September 30, 2020, the Company’s effective income tax rate of 35.2% was primarily due to taxes on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and an adjustment for the acquisition of the remaining minority membership interest in Falcon Global Holdings LLC (“Falcon Global Holdings”) (see “Note 10. Stockholder’s Equity”).

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Income (Losses) on Cash Flow Hedges, net	Other Comprehensive Loss
December 31, 2019	$4,685	$(3,137)	$1,548	$(1,445)	$(11)	$6,716
Other comprehensive loss	(385)	(1,543)	(1,928)	—	—	$(1,928)
Balance as of September 30, 2020	$4,300	$(4,680)	$(380)	$(1,445)	$(11)	$4,788

Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares and warrants to purchase common shares at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic loss per common share because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted loss per common share of the Company is computed based on the weighted average number of common shares and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes unless anti-dilutive. For both the nine months ended September 30, 2020 and 2019, diluted earnings per common share of the Company excluded 2,183,708 common shares, respectively, issuable pursuant to the Company’s Convertible Senior Notes (see “Note 5. Long-Term Debt”) as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the nine months ended September 30, 2020 and 2019, diluted loss per common share of the Company excluded 469,964 and 282,050 shares of restricted stock, respectively, and 1,120,541 and 397,119 shares of stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

2.TRANSFORMATION, FACILITY RESTRUCTURING AND SEVERANCE CHARGES

Due to the highly competitive nature of the Company’s business and the continuing losses incurred over the last few years, the Company continues to reduce its overall cost structure and workforce to better align with current activity levels. The transformation plan, which began in the third quarter of 2019 and extended through the third quarter of 2020 (the “Transformation Plan”), included a workforce reduction, organization restructuring, facility consolidations and other cost reduction measures and efficiency initiatives across the Company’s geographic regions. The Transformation Plan was initiated due to activity levels of oil and gas exploration and production, and the Company continues to evaluate additional opportunities for further cost reductions to adapt to changing conditions caused by COVID-19.

In connection with the Transformation Plan, the Company recognized restructuring and transformation charges of $1.2 million for the nine months ended September 30, 2020, which include severance charges of $1.1 million and other restructuring charges of $0.1 million. Other restructuring charges included contract termination costs, relocation costs and other associated costs. The restructuring and transformation charges are reflected in the Company’s general and administration expense.

The components of restructuring charges by segment for the three and nine months ended September 30, 2020 were as follows (in thousands):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Three Months Ended September 30, 2020
Transformation Plan
Severance Charges	$1	$—	$346	$—	$—	$347
Other Charges	(96)	—	—	—	—	(96)
Total Charges	$(95)	$—	$346	$—	$—	$251

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Nine Months Ended September 30, 2020
Transformation Plan
Severance Charges	$275	$—	$665	$—	$185	$1,125
Other Charges	31	—	31	—	—	62
Total Charges	$306	$—	$696	$—	$185	$1,187

The severance and other restructuring charges gave rise to certain liabilities primarily related to liabilities accrued as part of the Transformation Plan. For the nine months ended September 30, 2020, all related liabilities associated with the Transformation Plan have been recognized.

The Transformation Plan was completed during the third of quarter of 2020. No material future costs related to these efforts are expected, but to the extent the Company identifies additional opportunities for further costs reductions beyond the Transformation Plan, these opportunities may give rise to restructuring charges. On a cumulative basis, the Company recognized $4.9 million in restructuring charges.

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

The SEACOR Delta PSVs were initially acquired by vessel owning subsidiaries (“SEACOR Delta SPVs”) of SEACOR Offshore Delta pursuant to existing deferred purchase agreements with the COSCO (Guangdong) Shipyard (“Guangdong DPAs”) under which an aggregate of approximately $100.8 million was outstanding as of June 30, 2020 (the “SEACOR Delta Shipyard Financing”). As of September 30, 2020, $97.2 million was outstanding. The Guangdong DPAs provide for amortization of the purchase price for each vessel over a period of 10 years from delivery bearing floating interest rate of three-month LIBOR plus 4.0%. SEACOR Offshore Delta has taken delivery of all eight SEACOR Delta PSVs, seven with a 2018 or 2019 year of build, and one with a 2020 year of build. The payment obligations of the SEACOR Delta SPVs under the Guangdong DPAs for each vessel is secured by a first lien mortgage on the vessel and a pledge of the SEACOR Delta SPV’s equity, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the short-fall in vessel collateral value, if any, in the event the COSCO (Guangdong) Shipyard exercises its remedies under the mortgages.

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
		(50,484)

4.EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2020, capital acquisitions were $24.9 million. Equipment deliveries during the nine months ended September 30, 2020 include three PSVs and two CTVs.

During the nine months ended September 30, 2020, the Company sold two anchor handling towing supply (“AHTS”) vessels and one specialty vessel previously removed from service, four FSVs, one specialty vessel, one vessel under construction and other equipment for $21.6 million ($20.7 million cash and $0.9 million in previously received deposits) and gains of $1.2 million.

As part of the completion of the SEACOSCO Acquisition, seven SEACOR Delta PSVs, which were previously included in the Company’s joint ventured fleet, and one SEACOR Delta PSV under construction (which has subsequently been delivered), were acquired (See “Note 3. SEACOSCO Acquisition”).

5.	LONG-TERM DEBT

The Company’s long-term debt obligations as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Recourse Long-term debt(1):
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Credit Facility	104,000	113,750
Sea-Cat Crewzer III Term Loan Facility	21,653	24,128
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	19,705	—
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing(2)	97,189	—
SEACOR Alpine Shipyard Financing(3)	31,410	10,534
SEACOR 88/888 Term Loan	5,500	5,500
BNDES Equipment Construction Finance Notes	2,682	3,332
Total recourse Long-term debt	407,139	282,244
Non-recourse Long-term debt(4):
Falcon Global USA Term Loan Facility	102,350	102,349
Falcon Global USA Revolver	15,000	15,000
Windcat Workboats Facilities	26,478	24,730
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse Long-term debt	149,328	147,579
Total principal due for long-term debt	556,467	429,823
Current portion due within one year	(52,107)	(17,802)
Unamortized debt discount	(46,778)	(26,343)
Deferred financing costs	(4,617)	(5,427)
Long-term debt, less current portion	$452,965	$380,251

(1)	Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine as defined in the relevant debt agreements.
(2)	SEACOR Delta Shipyard Financing includes vessel financing on the eight vessels acquired in the SEACOSCO Acquisition (see “Note 3. SEACOSCO Acquisition”).
(3)	SEACOR Alpine Shipyard Financing includes vessel financing on the SEACOR Alps, the SEACOR Andes and the SEACOR Atlas vessels.
(4)

Non-recourse debt represents debt issued by the Company’s Consolidated Subsidiaries with no recourse to SEACOR Marine or its other non-debtor subsidiaries, other than certain limited support obligations as defined in the respective debt agreements, which in aggregate are not considered to be material to the Company’s business and financial condition.

As of September 30, 2020, the Company was in compliance with all debt covenants except for a covenant included in the Sea-Cat Crewzer III Term Loan Facility, which is guaranteed by SEACOR Marine. Under the facility, SEACOR Marine is required to maintain a net financial debt to equity ratio of 70%. As of September 30, 2020, SEACOR Marine’s net financial debt to equity ratio was 101%. The Company and the lenders under this facility are in discussions to waive or otherwise modify the terms of this covenant. Sea-Cat Crewzer III LLC, an indirect wholly-owned subsidiary of SEACOR Marine and the borrower under the Sea-Cat Crewzer III Term Loan Facility, is otherwise in compliance with all financial covenants and payment obligations under this facility, as is SEACOR Marine. The aforementioned non-compliance does not cause any cross defaults under the Company’s other credit facilities or the immediate acceleration of the Sea-Cat Crewzer III Term Loan Facility. Until a waiver or modification of the terms of this guarantor covenant is received from the lenders under this facility, the Company has classified the balance of this debt as current.

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

SEACOR Alpine.  In 2019, the Company committed to take possession of three Rolls Royce UT1771 CDL designed diesel electric powered PSVs of 3,800 tons delivered deadweight capacity with dynamic position class 2 and firefighting class 1 notations. As part of this transaction, the shipbuilder, COSCO Shipping Heavy Industry (Zhoushan) Co. Ltd., agreed to finance 70% of the cost of each of these vessels pursuant to a deferred payment agreement. The deferred payment agreement calls for increasing quarterly payments of principal and interest payments that bear interest at an annual rate of 5% over a four-year term from delivery. The Company took delivery of the SEACOR Alps, the SEACOR Andes and the SEACOR Atlas on September 30, 2019, April 20, 2020 and August 10, 2020, respectively.

Windcat Workboats. On March 3, 2020, Windcat Workboats Holdings Ltd, an indirect wholly-owned subsidiary of SEACOR Marine (“Windcat Workboats”), together with certain other obligors that are its subsidiaries entered into an agreement (the “RCF Amendment”) with Coöperatieve Rabobank U.A. to amend the €25 million revolving credit facility agreement, originally dated as of May 24, 2016, as amended and restated from time to time. Amended provisions included, among other things, the extension of the maturity date from December 31, 2021 to December 31, 2022. Applicable fees in the amount of €0.1 million were paid in conjunction with the RCF Amendment and will be amortized over the credit facility term. During the nine months ended September 30, 2020, the Company borrowed an additional €1.0 million under the Windcat Workboats credit facilities, resulting in a net increase in USD borrowings of $1.1 million. As of September 30, 2020, the Company has $1.5 million available under its Windcat Workboats credit facilities.

SEACOR Delta (f/k/a SEACOSCO). On June 30, 2020, the Company completed the acquisition of the SEACOSCO Interests that it did not already own. The deferred portion of the SEACOSCO Purchase Price is payable in annual installment payments of $1.0 million, $2.5 million and $2.5 million in the first, second and third year after the SEACOSCO SPA Signing Date, respectively, with the remaining $13.7 million due four years after such date. The deferred portion of the SEACOSCO Purchase Price accrues interest at a fixed rate of 1.5%, 7.0%, 7.5% and 8.0% for the first through fourth years after the signing date, respectively. The Guangdong DPAs comprising the SEACOR Delta Shipyard Financing provide for amortization of the purchase price for each vessel over a period of 10 years from delivery with the unpaid amount bearing floating interest rate of three-month LIBOR plus 4.0% (see “Note 3. SEACOSCO Acquisition”).

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

BNDES. In October 2019, Oceanpact purchased from the Company the two vessels securing the BNDES Equipment Construction Finance Notes, but the transfer of title of the vessels from the Company to Oceanpact was subject to the assignment of the BNDES Equipment Construction Finance Notes to Oceanpact. On June 9, 2020, Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), a Brazilian government-owned entity, provided a suspension for a period of six months, from May 11, 2020 to October 10, 2020, on the payment of principal and compensatory interest under the BNDES Equipment Construction Finance Notes, without changing the final term of the debt amortization period nor the interest rate thereunder. Collection on the receivable balance from Oceanpact was also deferred. Oceanpact continued to work with BNDES to follow through with the assignment of the loan or accept another form of guarantee provided by Oceanpact in order to obtain a debt release from BNDES. On October15, 2020, the Company’s outstanding debt balance to BNDES was paid in full and the receivable from OceanPact was paid in full. In addition, on October 23, 2020, the Company received a notification that the guarantor letter of credit had been released. The Company has no further obligations under the BNDES Equipment Construction Finance Notes.

Letters of Credit. As of September 30, 2020, the Company had outstanding letters of credit of $0.5 million securing lease obligations, labor and performance guaranties.

6.	LEASES

As of September 30, 2020, the Company leased in two AHTS vessels, two liftboats, one FSV and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of September 30, 2020, the remaining lease terms of the vessels have remaining durations ranging from two to 15 months. The lease terms of the other equipment range in duration from six to 315 months.

As of September 30, 2020, future minimum payments for leases for the remainder of 2020 and the years ended December 31 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$3,718	$3
2021	7,955	39
2022	714	39
2023	727	39
2024	793	36
Years subsequent to 2024	4,982	—
	18,889	156
Interest component	(3,563)	(16)
	15,326	140
Current portion of long-term lease liabilities	9,632	27
Long-term lease liabilities	$5,694	$113

For the three and nine months ended September 30, 2020 the components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost (1)	$1,083	$3,446	$5,460	$10,669
Finance lease cost:
Amortization of finance lease assets (1)	3	—	3	—
Short-term lease costs (1)	307	725	692	1,967
	$1,393	$4,171	$6,155	$12,636

(1)	Included in selling, general and administrative expenses in the consolidated statements of income

For the nine months ended September 30, 2020, supplemental cash flow information related to leases were as follows (in thousands):

2020
Operating cash flows from operating leases	$11,252
Right-of-use assets obtained for operating lease liabilities	1,483
Right-of-use assets obtained for finance lease liabilities	$140

For the nine months ended September 30, 2020, other information related to leases were as follows:

2020
Weighted average remaining lease term, in years - operating leases	6.1
Weighted average remaining lease term, in years - finance leases	4.2
Weighted average discount rate - operating leases	4.4%
Weighted average discount rate - finance leases	5.3%

7.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the nine months ended September 30, 2020:

Statutory rate	21.0%
Foreign taxes not creditable against U.S. income tax	(4.3)
Falcon Global Acquisition	4.5
Noncontrolling interests	(1.3)
CARES Act NOL Carryback	16.4
Other	(1.1)
35.2%

On June 26, 2020, the Company entered into a Tax Refund and Indemnification Agreement (the “Tax Refund Agreement”) with SEACOR Holdings Inc. (“SEACOR Holdings”), the Company’s former parent company. The Tax Refund Agreement will enable the Company to utilize net operating losses (“NOLs”) generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that are now permitted to be carried back pursuant to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and for which SEACOR Holdings needs to claim the refund on behalf of the Company. As a result, the Company expects to receive cash tax refunds of approximately $31.2 million within the next 12 months, subject to the refund schedule of the Internal Revenue Service. The Internal Revenue Service has been recently experiencing delays in processing refund claims due in part to the COVID-19 pandemic.

SEACOR Holdings will retain certain of the funds to facilitate tax savings realized by SEACOR Holdings of no less than 35% of the amount of its own 2019 NOLs. Additionally, a $3.0 million transaction fee was paid to SEACOR Holdings concurrently with the signing of the agreement as consideration for its cooperation in connection with the filing of the applicable tax refund returns. As of September 30, 2020, the Tax Refund Agreement does not restrict the use of approximately $19.7 million of the refund, with the remaining approximately $11.5 million required to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings. These obligations primarily relate to vessel operating leases of approximately $10.4 million as of September 30, 2020. Two of these vessel operating leases expire in the fourth quarter of 2020, with the remaining three vessel operating leases that SEACOR Holdings guarantees expiring in 2021.

During the third quarter the Company received a $1.6 million tax refund that had been withheld by the State of Qatar from vessel revenues between 2010 and 2016. Of this amount, approximately $0.3 million will be claimed as foreign tax credits by SEACOR Holdings on its U.S. tax return prior to the spin-off of SEACOR Marine in 2017. Subject to final resolution of taxes with the State of Qatar, these amounts are expected to be remitted to SEACOR Holdings Inc. The remaining amount relates to foreign taxes that were considered in computing earnings and profits and available foreign taxes of foreign subsidiaries of the Company and will require the Company to recompute its 2017 tax liability under IRC Section 965. The additional U.S. tax liability of the Company under Section 965 due to these refunds is expected to be approximately $0.4 million.

8.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$4,103	$—	$3,009
	—	4,103	—	3,009
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	—	1	—	5,205
	$—	$4,104	$—	$8,214

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $1.1 million for the nine months ended September 30, 2020, and losses of $1.9 million for the nine months ended September 30, 2019 as a component of other comprehensive loss. As of September 30, 2020, the interest rate swaps held by the Company and certain of the Company’s 50% or less owned companies were as follows:

•

Windcat Workboats had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03%) plus a margin on the aggregate notional value of €15.0 million (approximately $17.6 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value;

•

SMFH had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $8.0 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $44.4 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88 LLC and SEACOR 888 LLC, both indirect wholly-owned subsidiaries of SEACOR Marine (collectively, “SEACOR 88/888”), have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.175% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), in which the Company has a 49% noncontrolling interest, has five interest rate swap agreements with maturities in 2023 that call for MexMar to pay fixed rates of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $72.8 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three and nine months ended September 30, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Conversion option liability on Convertible Senior Notes	$5	$3,057	$5,204	$734
	$5	$3,057	$5,204	$734

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes issued to investment funds managed and controlled by The Carlyle Group (see “Note 9. Fair Value Measurements”).

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

The Company’s financial assets and liabilities as of September 30, 2020 and December 31, 2019 that are measured at fair value on a recurring basis were as follows (in thousands):

September 30, 2020	Level 1	Level 2	Level 3
LIABILITIES
Derivative instruments	—	4,103	—
Conversion Option Liability on Convertible Senior Notes	—	—	1
December 31, 2019
ASSETS
Construction reserve funds	$12,893	$—	$—
LIABILITIES
Derivative instruments	—	3,009	—
Conversion Option Liability on Convertible Senior Notes	—	—	5,205

Level 3 Measurement. The fair value of the conversion option liability embedded in the Convertible Senior Notes is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. The Company used a binomial lattice model that assumes the holders will maximize their value by finding the optimal decision between redeeming at the redemption price or converting into shares of Common Stock.  This model estimates the fair value of the conversion option as the differential in the fair value of the notes including the conversion option compared with the fair value of the notes excluding the conversion option. The significant observable inputs used in the fair value measurement include the price of Common Stock and the risk-free interest rate. The significant unobservable inputs are the estimated Company credit spread and Common Stock volatility, which were based on comparable companies in the transportation and energy industries.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

		Estimated Fair Value
September 30, 2020	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$48,531	$48,531	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	505,072	—	477,430	—
December 31, 2019
ASSETS
Cash, cash equivalents and restricted cash	$87,047	$87,047	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	398,053	—	380,815	—

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

The Company’s other assets and liabilities that were measured at fair value during the nine months ended September 30, 2020 and the year ended December 31, 2019 were as follows (in thousands):

September 30, 2020	Level 1	Level 2	Level 3
ASSETS
Property and equipment:
Liftboats	$—	$36,602	$—
December 31, 2019
ASSETS
Property and equipment:
AHTS	$—	$520	$—
FSVs	—	1,858	—

Property and equipment. During the three months ended September 30, 2020, the Company recognized no impairment charges and during the nine months ended September 30, 2020 the Company recognized impairment charges of $12.5 million, associated with liftboat and specialty vessel impairments. During the three months ended September 30, 2020 the Company sold its only remaining specialty vessel. The Level 2 fair values were determined based on ordinary liquidation value and indicative sales price.
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

On September 1, 2020 and September 18, 2020, 255,307 and 83,367 Warrants were exercised, respectfully, for a penny per share resulting in 1,488,292 Warrants outstanding at September 30, 2020. In connection with the exercise of Warrants on September 18, 2020, 354 Common Shares were withheld as payment for the exercise price of the exercised Warrants.

11.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries were as follows (in thousands):

	Noncontrolling Interests		September 30, 2020	December 31, 2019
Falcon Global Holdings	0%	(1)	—	$21,119
Other	1.8-3.0%		350	313
			$350	$21,432

(1)	Before March 20, 2020, noncontrolling interest was 28%.

Falcon Global Holdings.  Prior to March 20, 2020, the Company held 72% of the equity interest in Falcon Global Holdings. On March 20, 2020, the Company completed the acquisition of the remaining 28% minority interest in Falcon Global Holdings, resulting in the Company’s 100% ownership of Falcon Global Holdings. Consideration paid by the Company was 900,000 shares of Common Stock issued in a private placement to the seller of the minority interest, Montco.

Prior to the acquisition of the remaining noncontrolling interest in Falcon Global Holdings the net loss attributable to Falcon Global was $16.6 million, of which $4.6 million was attributable to noncontrolling interest.

12.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, the Company’s unfunded capital commitments were $13.1 million for two PSVs, one CTV and miscellaneous vessel equipment. Of the amount of unfunded capital commitments, $1.5 million is payable during the remainder of 2020 and $11.6 million is payable during 2021. The Company has indefinitely deferred an additional $9.6 million of orders with respect to one FSV that the Company had previously reported unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. Recently, a local Brazilian law was enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$18.05 million based on a historical potential levy of R$12.87 million (USD $3.2 million and USD $2.3 million, respectively, based on the exchange rate as of September 30, 2020).

As of September 30, 2020, SEACOR Holdings has guaranteed $10.4 million on behalf of the Company for performance obligations under sale-leaseback arrangements. Pursuant to a Distribution Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts which declines as the obligations are settled by the Company.

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
13.	STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the nine months ended September 30, 2020 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2019	303,609
Granted	289,452
Vested	(115,185)
Forfeited	(8,182)
Outstanding as of September 30, 2020	469,694

Stock Option Activity:
Outstanding as of December 31, 2019	913,569
Granted	261,972
Exercised	(20,000)
Forfeited	(35,000)
Outstanding as of September 30, 2020	1,120,541

For the nine months ended September 30, 2020, the Company acquired for treasury 26,097 shares of Common Stock for an aggregate purchase price of 0.2 million from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan.

On June 9, 2020, the Company filed a registration statement on Form S-8 with the SEC pursuant to which it registered 2,114,821 Common Shares in connection with the approval by the shareholders of the Company of the 2020 Equity Incentive Plan. Refer to “Note 10. Stockholders’ Equity” for discussion of the Common Share registration under both the 2017 Equity Incentive Plan and the 2020 Equity Incentive Plan.

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

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Three Months Ended September 30, 2020
Operating Revenues:
Time charter	$1,668	$7,641	$13,672	$8,621	$11,984	$43,586
Bareboat charter	731	—	—	—	(55)	676
Other marine services	473	(385)	296	212	839	1,435
	2,872	7,256	13,968	8,833	12,768	45,697
Direct Costs and Expenses:
Operating:
Personnel	2,481	2,597	5,171	2,342	3,922	16,513
Repairs and maintenance	338	1,066	1,564	704	967	4,639
Drydocking	—	481	104	—	—	585
Insurance and loss reserves	778	267	451	138	239	1,873
Fuel, lubes and supplies	251	994	482	307	354	2,388
Other	85	686	1,771	444	144	3,130
	3,933	6,091	9,543	3,935	5,626	29,128
Direct Vessel Profit	$(1,061)	$1,165	$4,425	$4,898	$7,142	16,569
Other Costs and Expenses:
Lease expense	$716	$430	$46	$9	$189	1,390
Administrative and general						10,155
Depreciation and amortization	4,961	2,667	4,379	1,708	2,898	16,613
						28,158
Loss on Asset Dispositions, Net						233
Operating Loss						$(11,356)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Nine Months Ended September 30, 2020
Operating Revenues:
Time charter	$7,521	$28,680	$39,044	$16,268	$31,170	$122,683
Bareboat charter	2,178	—	—	—	(55)	2,123
Other marine services	1,628	(698)	1,230	529	1,823	4,512
	11,327	27,982	40,274	16,797	32,938	129,318
Direct Costs and Expenses:
Operating:
Personnel	7,693	7,838	12,777	4,934	10,355	43,597
Repairs and maintenance	1,269	3,880	4,390	1,351	2,864	13,754
Drydocking	1,167	745	718	(114)	—	2,516
Insurance and loss reserves	1,267	648	1,220	312	954	4,401
Fuel, lubes and supplies	964	2,193	2,102	574	917	6,750
Other	257	1,822	3,273	872	419	6,643
	12,617	17,126	24,480	7,929	15,509	77,661
Direct Vessel Profit	$(1,290)	$10,856	$15,794	$8,868	$17,429	51,657
Other Costs and Expenses:
Lease expense	$3,595	$1,973	$123	$27	$434	6,152
Administrative and general						35,480
Depreciation and amortization	15,573	8,160	12,090	3,557	7,547	46,927
						88,559
Gain on Asset Dispositions and Impairments						(15,792)
Operating Loss						$(52,694)
As of September 30, 2020
Property and Equipment:
Historical Cost	258,710	203,890	365,049	109,802	140,718	1,078,169
Accumulated Depreciation	(128,390)	(57,861)	(75,013)	(11,545)	(61,578)	(334,387)
	$130,320	$146,029	$290,036	$98,257	$79,140	$743,782
Total Assets (1)	$172,218	$156,551	$312,622	$175,164	$121,428	$937,983

(1)	Total assets by region does not include corporate assets of $119,192 as of September 30, 2020.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
For the Three Months Ended September 30, 2019
Operating Revenues:
Time charter	$10,914	$11,738	$14,798	$1,951	$10,346	$49,747
Bareboat charter	597	-	-	1,168	-	1,765
Other marine services	838	129	414	221	1,586	3,188
	12,349	11,867	15,212	3,340	11,932	54,700
Direct Costs and Expenses:
Operating:
Personnel	4,353	3,308	4,023	846	3,349	15,879
Repairs and maintenance	1,508	1,323	1,387	298	979	5,495
Drydocking	547	(53)	20	-	1	515
Insurance and loss reserves	371	230	333	31	233	1,198
Fuel, lubes and supplies	739	961	701	187	322	2,910
Other	88	499	567	(87)	147	1,214
	7,606	6,268	7,031	1,275	5,031	27,211
Direct Vessel Profit	$4,743	$5,599	$8,181	$2,065	$6,901	$27,489
Other Costs and Expenses:
Lease expense	$2,758	$761	$43	$—	$591	$4,153
Administrative and general						11,462
Depreciation and amortization	5,634	2,681	3,914	1,573	2,289	16,091
						31,706
Loss on Asset Dispositions, Net						861
Operating Loss						$(3,356)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Nine Months Ended September 30, 2019
Operating Revenues:
Time charter	$31,547	$32,911	$40,472	$8,919	$23,987	$137,836
Bareboat charter	830	—	—	3,467	—	4,297
Other	3,290	245	991	1,129	4,634	10,289
	35,667	33,156	41,463	13,515	28,621	152,422
Direct Costs and Expenses:
Operating:
Personnel	14,059	10,603	12,569	3,378	9,807	50,416
Repairs and maintenance	6,801	3,459	6,209	1,114	3,103	20,686
Drydocking	4,342	237	454	47	2	5,082
Insurance and loss reserves	1,804	682	1,041	232	616	4,375
Fuel, lubes and supplies	2,529	2,654	2,135	929	671	8,918
Other	291	3,378	2,460	994	1,147	8,270
	29,826	21,013	24,868	6,694	15,346	97,747
Direct Vessel Profit, from Continuing Operations	$5,841	$12,143	$16,595	$6,821	$13,275	$54,675
Other Costs and Expenses:
Lease expense	$8,611	$2,333	$131	$1	$1,513	$12,589
Administrative and general	—	—	—	—	—	32,798
Depreciation and amortization	16,473	7,796	12,437	5,168	6,726	48,600
						93,987
Loss on Asset Dispositions and Impairments						(2,719)
Operating Loss, for Continuing Operations						$(42,031)
As of September 30, 2019
Property and Equipment:
Historical Cost	329,913	221,080	297,735	108,224	113,422	1,070,374
Accumulated Depreciation	(161,315)	(64,748)	(74,225)	(50,928)	(49,412)	(400,628)
	$168,598	$156,332	$223,510	$57,296	$64,010	$669,746
Total Assets (1)	$251,547	$167,714	$257,294	$125,138	$92,861	$894,554

(1)	Total assets by region does not include corporate assets of $145,952 as of September 30, 2019.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of September 30, 2020, and 2019, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $88.9 million and $118.2 million, respectively. Equity in gains (losses) earnings of 50% or less owned companies for the nine months ended September 30, 2020 and 2019 were $1.5 million and ($11.9) million, respectively.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Boston Putford Offshore Safety Ltd
Operating Revenues:
Time charter	$11,223	$34,034
Other revenue	(11)	50
	11,212	34,084
Costs and Expenses:
Operating	9,847	27,113
Direct Vessel Profit	1,365	6,971

General and Administrative Expenses	1,047	3,350
Lease Expense	18	47
Depreciation	1,035	3,213
	2,100	6,610
(Loss) on Asset Dispositions and Impairments, Net	-	91
Operating Income	(735)	452
Other Income (Expense)
Interest income	—	10
Interest expense	(55)	(184)
Foreign currency translation loss	(42)	(82)
	(97)	(256)
Operating Loss Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	$(832)	$196
Income Tax Expense	—	4
Operating Loss Before Equity Earnings of 50% or Less Owned Companies	$(832)	$192
Loss on the Sale of Boston Putford Offshore Safety Ltd	(7,084)	(7,084)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	17	168
Net (Loss) Income from Discontinued Operations	$(7,899)	$(6,724)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2019 Annual Report.

The Company provides global marine and support transportation services to offshore oil, natural gas exploration and windfarm development and production facilities worldwide. As of September 30, 2020, the Company and its joint ventures operated a diverse fleet of 147 support and specialty vessels, of which 105 were owned or leased-in, 39 were joint ventured and three were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of September 30, 2020, 20 of the Company’s 105 owned and leased-in, in-service vessels were cold-stacked worldwide, and an additional two owned vessels and one leased-in vessel were retired and removed from service.

The Company’s business is, to a large extent, tied to the level of offshore exploration, development and production activity by oil and gas companies around the world. In the recent months, oil prices have experienced record declines in response to a significant amount of anticipated oversupply in oil and natural gas caused by (i) the COVID-19 pandemic that began in late 2019 and has led to a substantial decrease in global economic activity and (ii) supply decisions principally by Russia and Saudi Arabia resulting in failure to agree on terms to maintain production limits and the ensuing influx of additional oil to an already oversupplied market. These recent declines in oil and natural gas prices come on top of prices that have, for the last few years, been below historic averages. On January 2, 2020, West Texas Intermediate (“WTI”) crude oil prices closed at a price of $61.18 per barrel. On April 20, 2020, the New York Mercantile Exchange (“NYMEX”) WTI oil futures price for May 2020 went “negative” to -$37.63 per barrel. While OPEC+ members have implemented production cuts, the cuts have failed to return oil and natural gas prices to levels seen prior to the COVID-19 pandemic. On September 30, 2020, the last trading date of the third quarter of 2020, WTI crude oil prices closed at a price of $40.22 per barrel, still below historic averages. To the extent that the outbreak of COVID-19 continues to negatively impact demand, the Company expects there to be excess supply of oil and natural gas for the foreseeable future. This excess supply could, in turn, result in transportation and storage capacity constraints in the United States, or even the elimination of available storage.

The decrease in oil and natural gas prices has led to a decrease in demand for the Company’s products and services as oil and gas companies delay or otherwise reduce activity levels of offshore oil and gas projects, and to the extent that oil and gas companies decide to abandon or further delay these projects due to the lower demand for oil and natural gas and resulting lower prices, it could have a material adverse effect on the Company’s business and financial condition.

There are a number of steps the Company has and can take to mitigate any adverse effects to its business stemming from the COVID-19 pandemic and the resulting depressed oil and natural gas price environment, including sales of assets, workforce reductions and other cost reduction measures. In addition, as a result of the changes in the current U.S. tax law included in the CARES Act, the Company expects to receive cash tax refunds of approximately $31.2 million within the next 12 months, subject to the refund schedule of the Internal Revenue Service. These tax refunds are subject to the terms of a Tax Refund Agreement with SEACOR Holdings. As of September 30, 2020, the Tax Refund Agreement does not restrict the use of approximately $19.7 million of the refund, with the remaining approximately $11.5 million required to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings. (see “Recent Developments - Tax Refund Agreement” below).

Recent Developments

SEACOSCO Acquisition. On June 30, 2020, the Company completed the acquisition of the SEACOSCO Interests. As a result of the completion of the acquisition, the Company owns 100% of the membership interests in SEACOR Offshore Delta LLC, formerly known as SEACOSCO Offshore LLC (“SEACOR Offshore Delta”). The price paid by SEACOR Offshore Asia, a wholly-owned subsidiary of SEACOR Marine, for the membership interests was $28.2 million (the “SEACOSCO Purchase Price”), $8.4 million of which was paid to the Sellers at the closing of the transaction, with annual installment payments of $1.0 million, $2.5 million and $2.5 million payable in the first, second and third year after the signing date (the “SEACOSCO SPA Signing Date”), respectively, and the remaining $13.7 million, due four years after such signing date. The deferred portion of the SEACOSCO Purchase Price accrues interest at a fixed rate of 1.5%, 7.0%, 7.5% and 8.0% for the first through fourth years after the SEACOSCO SPA Signing Date, respectively. The SEACOSCO Sellers obtained a second lien mortgage on the SEACOR Delta PSVs to secure the payment of the deferred portion of the SEACOSCO Purchase Price, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the short-fall in vessel collateral value, if any, in the event the SEACOSCO Sellers exercise their remedies under the mortgages. The SEACOR Delta PSVs were initially acquired by the SEACOR Delta SPVs pursuant to the Guangdong DPAs under which an aggregate of approximately $97.2 million was outstanding as of September 30, 2020. The Guangdong DPAs provide for amortization of the purchase price for each vessel over a period of 10 years from delivery at a floating interest rate of three-month LIBOR plus 4.0%. SEACOR Offshore Delta has taken delivery of seven of the eight SEACOR Delta PSVs, each with a 2018 or 2019 year of build, and expects to take delivery of the final SEACOR Delta PSV in 2020. The payment obligations of the SEACOR Delta SPVs under the Guangdong DPAs for each vessel is secured by a first lien mortgage on the applicable vessel and a pledge of the SEACOR Delta SPV’s equity, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the short-fall in vessel collateral value, if any, in the event the COSCO (Guangdong) Shipyard exercises its remedies under the mortgages.

Tax Refund Agreement. On June 26, 2020, the Company entered into the Tax Refund Agreement with SEACOR Holdings. The Tax Refund Agreement will enable the Company to utilize NOLs generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that are now permitted to be carried back pursuant to the provisions of the CARES Act and for which SEACOR Holdings needs to claim the refund on behalf of the Company. As a result, the Company expects to receive cash tax refunds of approximately $31.2 million within the next 12 months, subject to the refund schedule of the Internal Revenue Service. The Internal Revenue Service has been recently experiencing delays in processing refund claims due in part to the COVID-19 pandemic.

SEACOR Holdings will retain certain of the funds to facilitate tax savings realized by SEACOR Holdings of no less than 35% of the amount of its own 2019 NOLs. The $31.2 million of refunds the Company expects to receive is net of these holdbacks. Additionally, a $3.0 million transaction fee was paid to SEACOR Holdings concurrently with the signing of the agreement as consideration for its cooperation in connection with the filing of the applicable tax refund returns. As of September 30, 2020, the Tax Refund Agreement does not restrict the use of approximately $19.7 million of the refund, with the remaining approximately $11.5 million required to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings. These obligations primarily relate to vessel operating leases of approximately $10.4 million as of September 30, 2020. Two of these vessel operating leases expire in the fourth quarter of 2020, with the remaining three vessel operating leases that SEACOR Holdings guarantees expiring in 2021.

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

Amendment of FGUSA Credit Facility. On February 7, 2020, SEACOR Marine, FGUSA, and certain subsidiaries of FGUSA, entered into an FGUSA Omnibus Amendment to that certain (i) FGUSA Credit Facility and (ii) FGUSA Guaranty. The FGUSA Omnibus Amendment provides for, among other things (i) the extension from March 2020 to March 2021 of the commencement of monthly repayment of the term loan, with payments being the lesser of (a) $0.8 million per month and (b) the amount outstanding under the term loan and (ii) the extension of the term of the FGUSA Guaranty for an additional one year from February 8, 2020 to February 8, 2021.

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

Costs and Restructuring Initiatives. In the third quarter of 2020, the Company completed certain cost reduction initiatives to better align the Company’s operating expenses with the current state of its business as well as the offshore marine industry which it began in the third quarter of 2019, including a reduction of workforce, reorganization of the Company’s management structure, closure and/or consolidation of certain facilities and streamlining of operations. These initiatives impacted all of the Company’s reportable segments in the third quarter of 2020 and are expected to result in annualized recurring savings of at least $8.0 million once completed. For the nine months ended September 30, 2020, the Company incurred one-time restructuring charges totaling $1.2 million related to these restructuring activities. Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the nine months (“Current Year Quarter”) ended September 30, 2020 compared with the nine months (“Prior Year Quarter”) ended September 30, 2019. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Time Charter Statistics:
Average Rates Per Day Worked (excluding crew transfer)	$11,323		$10,946		$11,168		$10,387
Average Rates Per Day	$6,656		$6,981		$6,808		$6,970
Fleet Utilization (excluding crew transfer)	54%		64%		56%		60%
Fleet Utilization	70%		74%		67%		67%
Fleet Available Days (excluding crew transfer)	5,715		6,048		16,092		19,034
Fleet Available Days	9,379		9,578		26,735		29,484
Operating Revenues:
Time charter	$43,586	95%	$49,747	91%	$122,683	95%	$137,836	90%
Bareboat charter	676	1%	1,765	3%	2,123	2%	4,297	3%
Other marine services	1,435	3%	3,188	6%	4,512	3%	10,289	7%
	45,697	100%	54,700	100%	129,318	100%	152,422	100%
Costs and Expenses:
Operating:
Personnel	16,513	36%	15,879	29%	43,597	34%	50,416	33%
Repairs and maintenance	4,639	10%	5,495	10%	13,754	11%	20,686	14%
Drydocking	585	1%	515	1%	2,516	2%	5,082	3%
Insurance and loss reserves	1,873	4%	1,198	2%	4,401	3%	4,375	3%
Fuel, lubes and supplies	2,388	5%	2,910	5%	6,750	5%	8,918	6%
Other	3,130	7%	1,214	2%	6,643	5%	8,270	5%
	29,128	64%	27,211	50%	77,661	60%	97,747	64%
Administrative and general	10,155	22%	11,462	21%	35,480	27%	32,798	22%
Depreciation and amortization	16,613	36%	16,091	29%	46,927	36%	48,600	32%
Lease expense - operating	1,390	3%	4,153	8%	6,152	4%	12,589	8%
	57,286	125%	58,917	108%	166,220	129%	191,734	126%
Loss on Asset Dispositions and Impairments, Net	233	1%	861	2%	(15,792)	(12)%	(2,719)	—%
Operating Loss	(11,356)	(25%)	(3,356)	(6%)	(52,694)	(41)%	(42,031)	(26)%
Other Expense, Net	(9,407)	(21%)	(4,384)	(8%)	(17,767)	(14)%	(21,750)	(14)%
Loss Before from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(20,763)	(45%)	(7,740)	(14%)	(70,461)	(55)%	(63,781)	(40)%
Income Tax Benefit	(3,119)	(7%)	1,277	2%	(24,868)	(19)%	(5,606)	(3)%
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(17,644)	(39%)	(9,017)	(16%)	(45,593)	(36)%	(58,175)	(37)%
Equity in Gains (Losses) of 50% or Less Owned Companies	(433)	(1%)	(1,325)	(2%)	1,458	1%	(11,879)	(8)%
Loss from Continuing Operations	(18,077)	(40%)	(10,342)	(19%)	(44,135)	(35)%	(70,054)	(45)%
Income from discontinued operations, Net of Tax	—	—%	(7,899)	(14%)	-	0%	(6,724)	(5)%
Net Loss	(18,077)	(40%)	(18,241)	(33%)	(44,135)	(35)%	(76,778)	(49)%
Net Gain (Loss) attributable to Noncontrolling Interests in Subsidiaries	4	0%	204	0%	(4,036)	(3)%	(4,395)	(3)%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(18,081)	(40%)	$(18,445)	(34%)	$(40,099)	(32)%	$(72,383)	(47)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended September 30, 2020
Time Charter Statistics:
Average Rates Per Day	$19,397	$8,364	$9,670	$13,355	$3,434	$6,656
Fleet Utilization	5%	71%	78%	99%	93%	70%
Fleet Available Days	1,871	1,288	1,809	655	3,756	9,379
Operating Revenues:
Time charter	$1,668	$7,641	$13,672	$8,621	$11,984	$43,586
Bareboat charter	731	-	-	-	(55)	676
Other marine services	473	(385)	296	212	839	1,435
	2,872	7,256	13,968	8,833	12,768	45,697
Direct Costs and Expenses:
Operating:
Personnel	2,481	2,597	5,171	2,342	3,922	16,513
Repairs and maintenance	338	1,066	1,564	704	967	4,639
Drydocking	-	481	104	-	-	585
Insurance and loss reserves	778	267	451	138	239	1,873
Fuel, lubes and supplies	251	994	482	307	354	2,388
Other	85	686	1,771	444	144	3,130
	3,933	6,091	9,543	3,935	5,626	29,128
Direct Vessel Profit	$(1,061)	$1,165	$4,425	$4,898	$7,142	16,569
Other Costs and Expenses:
Lease expense	$716	$430	$46	$9	$189	1,390
Administrative and general						10,155
Depreciation and amortization	4,961	2,667	4,379	1,708	2,898	16,613
						28,158
Loss on Asset Dispositions and Impairments						233
Operating Loss						$(11,356)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Nine Months Ended September 30, 2020
Time Charter Statistics:
Average Rates Per Day	$19,317	$8,912	$9,852	$11,601	$3,445	$6,808
Fleet Utilization	7%	82%	78%	97%	85%	67%
Fleet Available Days	5,578	3,938	5,092	1,452	10,675	26,735
Operating Revenues:
Time charter	$7,521	$28,680	$39,044	$16,268	$31,170	$122,683
Bareboat charter	2,178	—	—	—	(55)	2,123
Other marine services	1,628	(698)	1,230	529	1,823	4,512
	11,327	27,982	40,274	16,797	32,938	129,318
Direct Costs and Expenses:
Operating:
Personnel	7,693	7,838	12,777	4,934	10,355	43,597
Repairs and maintenance	1,269	3,880	4,390	1,351	2,864	13,754
Drydocking	1,167	745	718	(114)	—	2,516
Insurance and loss reserves	1,267	648	1,220	312	954	4,401
Fuel, lubes and supplies	964	2,193	2,102	574	917	6,750
Other	257	1,822	3,273	872	419	6,643
	12,617	17,126	24,480	7,929	15,509	77,661
Direct Vessel Profit, from Continuing Operations	$(1,290)	$10,856	$15,794	$8,868	$17,429	51,657
Other Costs and Expenses:
Lease expense	$3,595	$1,973	$123	$27	$434	6,152
Administrative and general						35,480
Depreciation and amortization	15,573	8,160	12,090	3,557	7,547	46,927
						88,559
Loss on Asset Dispositions and Impairments						(15,792)
Operating Loss, for Continuing Operations						$(52,694)
As of September 30, 2020
Property and Equipment:
Historical cost	$258,710	$203,890	$365,049	$109,802	$140,718	$1,078,169
Accumulated depreciation	(128,390)	(57,861)	(75,013)	(11,545)	(61,578)	(334,387)
	$130,320	$146,029	$290,036	$98,257	$79,140	$743,782
Total Assets (1)	$172,218	$156,551	$312,622	$175,164	$121,428	$937,983

(1)	Total assets by region does not include corporate assets of $119,192 as of September 30, 2020.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Three Months Ended September 30, 2019
Time Charter Statistics:
Average Rates Per Day	$17,851	$9,316	$8,795	$6,867	$3,146	$6,981
Fleet Utilization	26%	91%	83%	71%	96%	74%
Fleet Available Days	2,340	1,380	2,020	399	3,439	9,578
Operating Revenues:
Time charter	$10,914	$11,738	$14,798	$1,951	$10,346	$49,747
Bareboat charter	597	—	—	1,168	—	1,765
Other	838	129	414	221	1,586	3,188
	12,349	11,867	15,212	3,340	11,932	54,700
Direct Costs and Expenses:
Operating:
Personnel	4,353	3,308	4,023	846	3,349	15,879
Repairs and maintenance	1,508	1,323	1,387	298	979	5,495
Drydocking	547	(53)	20	—	1	515
Insurance and loss reserves	371	230	333	31	233	1,198
Fuel, lubes and supplies	739	961	701	187	322	2,910
Other	88	499	567	(87)	147	1,214
	7,606	6,268	7,031	1,275	5,031	27,211
Direct Vessel Profit, from Continuing Operations	$4,743	$5,599	$8,181	$2,065	$6,901	27,489
Other Costs and Expenses:
Lease expense	$2,758	$761	$43	$—	$591	4,153
Administrative and general						11,462
Depreciation and amortization	5,634	2,681	3,914	1,573	2,289	16,091
						31,706
Loss on Asset Dispositions and Impairments						861
Operating Loss, for Continuing Operations						$(3,356)

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe, Continuing Operations	Total
For the Nine Months Ended September 30, 2019
Time Charter Statistics:
Average Rates Per Day	$13,924	$9,378	$8,462	$9,704	$2,890	$6,970
Fleet Utilization	29%	87%	78%	69%	81%	67%
Fleet Available Days	7,707	4,058	6,107	1,340	10,272	29,484
Operating Revenues:
Time charter	$31,547	$32,911	$40,472	$8,919	$23,987	$137,836
Bareboat charter	830	—	—	3,467	—	4,297
Other	3,290	245	991	1,129	4,634	10,289
	35,667	33,156	41,463	13,515	28,621	152,422
Direct Costs and Expenses:
Operating:
Personnel	14,059	10,603	12,569	3,378	9,807	50,416
Repairs and maintenance	6,801	3,459	6,209	1,114	3,103	20,686
Drydocking	4,342	237	454	47	2	5,082
Insurance and loss reserves	1,804	682	1,041	232	616	4,375
Fuel, lubes and supplies	2,529	2,654	2,135	929	671	8,918
Other	291	3,378	2,460	994	1,147	8,270
	29,826	21,013	24,868	6,694	15,346	97,747
Direct Vessel Profit, from Continuing Operations	$5,841	$12,143	$16,595	$6,821	$13,275	54,675
Other Costs and Expenses:
Lease expense	$8,611	$2,333	$131	$1	$1,513	12,589
Administrative and general						32,798
Depreciation and amortization	16,473	7,796	12,437	5,168	6,726	48,600
						93,987
Loss on Asset Dispositions and Impairments						(2,719)
Operating Loss, for Continuing Operations						$(42,031)
As of September 30, 2019
Property and Equipment:
Historical cost	$329,913	$221,080	$297,735	$108,224	$113,422	$1,070,374
Accumulated depreciation	(161,315)	(64,748)	(74,225)	(50,928)	(49,412)	(400,628)
	$168,598	$156,332	$223,510	$57,296	$64,010	$669,746
Total Assets(1)	$251,547	$167,714	$257,294	$125,138	$92,861	$894,554

(1)	Total assets by region does not include corporate assets of $145,952 as of September 30, 2019.

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Three Months Ended September 30, 2020
Time Charter Statistics:
Average Rates Per Day	$7,388	$8,421	$11,355	$—	$27,947	$2,565	$—	$6,656
Fleet Utilization	54%	63%	74%	—%	23%	95%	—%	70%
Fleet Available Days	644	2,300	1,257	42	1,472	3,664	—	9,379
Operating Revenues:
Time charter	$2,564	$12,212	$10,541	$—	$9,319	$8,950	$—	$43,586
Bareboat charter	—	731	(55)	—	—	—	—	676
Other marine services	(147)	(256)	92	—	316	710	720	1,435
	2,417	12,687	10,578	—	9,635	9,660	720	45,697
Direct Costs and Expenses:
Operating:
Personnel	950	4,180	3,821	—	3,963	3,184	415	16,513
Repairs and maintenance	432	1,642	968	35	624	891	47	4,639
Drydocking	(2)	587	—	—	—	—	—	585
Insurance and loss reserves	139	353	230	13	1,055	109	(26)	1,873
Fuel, lubes and supplies	148	976	601	(8)	370	263	38	2,388
Other	370	1,489	1,022	32	538	80	(401)	3,130
	2,037	9,227	6,642	72	6,550	4,527	73	29,128
Direct Vessel Profit (Loss)	$380	$3,460	$3,936	$(72)	$3,085	$5,133	$647	$16,569
Other Costs and Expenses:
Lease expense	$505	$351	$—	$—	$31	$107	$396	$1,390
Administrative and general								10,155
Depreciation and amortization	495	5,105	2,673	27	5,980	1,766	567	16,613
								28,158
Loss on Asset Dispositions and Impairments								233
Operating Loss								$(11,356)

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Nine Months Ended September 30, 2020
Time Charter Statistics:
Average Rates Per Day	$7,892	$8,498	$9,816	$—	$26,686	$2,484	$—	$6,808
Fleet Utilization	45%	71%	77%	—%	28%	85%	—%	67%
Fleet Available Days	2,020	7,247	2,217	224	4,384	10,643	—	26,735
Operating Revenues:
Time charter	$7,202	$43,574	$16,774	$—	$32,659	$22,474	$—	$122,683
Bareboat charter	—	2,178	(55)	—	—	—	—	2,123
Other marine services	275	(983)	(30)	—	872	1,573	2,805	4,512
	7,477	44,769	16,689	—	33,531	24,047	2,805	129,318
Direct Costs and Expenses:
Operating:
Personnel	2,695	13,005	6,618	13	11,605	8,497	1,164	43,597
Repairs and maintenance	1,519	5,842	1,691	92	1,681	2,701	228	13,754
Drydocking	1	897	197	—	1,418	3	—	2,516
Insurance and loss reserves	343	989	403	49	2,627	308	(318)	4,401
Fuel, lubes and supplies	532	3,060	939	12	1,203	723	281	6,750
Other	970	3,692	1,665	200	904	281	(1,069)	6,643
	6,060	27,485	11,513	366	19,438	12,513	286	77,661
Direct Vessel Profit (Loss)	$1,417	$17,284	$5,176	$(366)	$14,093	$11,534	$2,519	$51,657
Other Costs and Expenses:
Lease expense	$2,239	$1,055	$—	$—	$1,572	$174	$1,112	$6,152
Administrative and general								35,480
Depreciation and amortization	1,556	15,628	4,460	282	18,189	5,120	1,692	46,927
								88,559
Loss on Asset Dispositions and Impairments								(15,792)
Operating Loss								$(52,694)
As of September 30, 2020
Property and Equipment:
Historical cost	$50,189	$378,387	$216,769	$—	$323,145	$85,308	$24,371	$1,078,169
Accumulated depreciation	(31,284)	(102,455)	(12,931)	—	(111,355)	(57,484)	(18,878)	(334,387)
	$18,905	$275,932	$203,838	$—	$211,790	$27,824	$5,493	$743,782

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Three Months Ended September 30, 2019
Time Charter Statistics:
Average Rates Per Day	$7,790	$8,133	$6,755	$—	$26,172	$2,220	$—	$6,981
Fleet Utilization	53%	78%	96%	—%	39%	92%	—%	74%
Fleet Available Days	736	3,156	398	92	1,665	3,531	—	9,578
Operating Revenues:
Time charter	$3,059	$20,079	$2,589	$—	$16,830	$7,190	$—	$49,747
Bareboat charter	—	597	1,168	—	—	—	—	1,765
Other marine services	365	(200)	863	—	795	577	788	3,188
	3,424	20,476	4,620	—	17,625	7,767	788	54,700
Direct Costs and Expenses:
Operating:
Personnel	1,418	5,486	1,266	13	4,824	2,432	440	15,879
Repairs and maintenance	524	2,204	276	1	1,656	775	59	5,495
Drydocking	8	(27)	1	—	532	—	1	515
Insurance and loss reserves	179	347	66	18	484	113	(9)	1,198
Fuel, lubes and supplies	252	1,395	205	2	899	152	5	2,910
Other	404	959	57	75	221	96	(598)	1,214
	2,785	10,364	1,871	109	8,616	3,568	(102)	27,211
Direct Vessel Profit (Loss), from Continuing Operations	$639	$10,112	$2,749	$(109)	$9,009	$4,199	$890	27,489
Other Costs and Expenses:
Lease expense	$1,357	$351	$517	$—	$1,498	$—	$430	4,153
Administrative and general								11,462
Depreciation and amortization	568	5,646	1,167	128	6,247	1,819	516	16,091
								31,706
Loss on Asset Dispositions and Impairments								861
Operating Loss, for Continuing Operations								$(3,356)

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Crew Transfer	Other activity	Total
For the Nine Months Ended September 30, 2019
Time Charter Statistics:
Average Rates Per Day	$7,922	$7,798	$6,877	$—	$21,349	$2,323	$—	$6,970
Fleet Utilization	46%	72%	69%	—%	44%	80%	—%	67%
Fleet Available Days	2,546	9,726	1,385	273	5,104	10,450	—	29,484
Operating Revenues:
Time charter	$9,294	$54,871	$6,558	$—	$47,639	$19,474	$—	$137,836
Bareboat charter	—	830	3,467	—	—	—	—	4,297
Other marine services	576	(630)	2,443	—	4,356	1,398	2,146	10,289
	9,870	55,071	12,468	—	51,995	20,872	2,146	152,422
Direct Costs and Expenses:
Operating:
Personnel	4,809	16,793	4,561	101	15,281	7,406	1,465	50,416
Repairs and maintenance	1,786	7,223	1,980	8	6,673	2,804	212	20,686
Drydocking	179	459	245	—	4,198	—	1	5,082
Insurance and loss reserves	567	1,058	249	46	2,289	310	(144)	4,375
Fuel, lubes and supplies	576	4,099	702	9	2,980	508	44	8,918
Other	1,407	5,136	2,043	247	916	322	(1,801)	8,270
	9,324	34,768	9,780	411	32,337	11,350	(223)	97,747
Direct Vessel Profit (Loss), from Continuing Operations	$546	$20,303	$2,688	$(411)	$19,658	$9,522	$2,369	54,675
Other Costs and Expenses:
Lease expense	$4,423	$1,055	$1,268	$—	$4,493	$—	$1,350	12,589
Administrative and general								32,798
Depreciation and amortization	1,718	17,519	3,426	383	18,355	5,770	1,429	48,600
								93,987
Loss on Asset Dispositions and Impairments								(2,719)
Operating Loss, for Continuing Operations								$(42,031)
As of September 30, 2019
Property and Equipment:
Historical cost	$112,590	$423,783	$93,338	$14,806	$326,981	$73,639	$25,237	$1,070,374
Accumulated depreciation	(88,685)	(106,635)	(40,024)	(10,337)	(87,030)	(49,244)	(18,673)	(400,628)
	$23,905	$317,148	$53,314	$4,469	$239,951	$24,395	$6,564	$669,746

Fleet Counts. The Company’s fleet count as of September 30, 2020 and December 31, 2019 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
September 30, 2020
AHTS	4	—	3	—	7
FSV	26	5	1	1	33
Supply	14	27	—	2	43
Specialty	—	3		—	3
Liftboats	14	—	2	—	16
Crew transfer	41	4	—	—	45
	99	39	6	3	147
December 31, 2019
AHTS	4	—	4	—	8
FSV	30	5	1	1	37
Supply	4	34	—	2	40
Specialty	1	3	—	1	5
Liftboats	14	—	2	—	16
Crew transfer	38	5	—	—	43
	91	47	7	4	149

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and nine months ended September 30, the Company’s time charter statistics and direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$7,156		$—		$7,155
FSV	7,363		9,781		7,392		8,387
Supply	—		—		7,380		—
Liftboats	20,996		23,469		24,778		18,434
Overall	19,397		17,851		19,317		13,924
Utilization:
AHTS		—%		12%		—%		12%
FSV		3%		36%		11%		39%
Supply		0%		—%		10%		—%
Liftboats		6%		26%		8%		32%
Overall		5%		26%		7%		29%
Available Days:
AHTS	276		276		822		1,181
FSV	368		584		1,118		2,240
Supply	—		—		44		—
Specialty	42		92		224		273
Liftboats	1,186		1,389		3,370		4,013
Overall	1,872		2,341		5,578		7,707
Operating revenues:
Time charter	$1,668	58%	$10,914	88%	$7,521	66%	$31,547	88%
Bareboat charter	731	25%	597	5%	2,178	19%	830	2%
Other marine services	473	16%	838	7%	1,628	14%	3,290	9%
	2,872	100%	12,349	100%	11,327	100%	35,667	100%
Direct operating expenses:
Personnel	2,481	86%	4,353	35%	7,693	67%	14,059	39%
Repairs and maintenance	338	12%	1,508	12%	1,269	11%	6,801	19%
Drydocking	-	—%	547	4%	1,167	10%	4,342	12%
Insurance and loss reserves	778	27%	371	3%	1,267	11%	1,804	5%
Fuel, lubes and supplies	251	9%	739	6%	964	9%	2,529	7%
Other	85	3%	88	1%	257	2%	291	1%
	3,933	137%	7,606	62%	12,617	111%	29,826	83%
Direct Vessel Profit	$(1,061)	(37)%	$4,743	38%	$(1,290)	(11)%	$5,841	17%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $9.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $7.7 million lower due to lower utilization of the core fleet and $1.4 million lower due to fleet dispositions. As of September 30, 2020, the Company had 17 of 22 owned and leased-in vessels (three AHTS vessels, four FSVs, and 10 liftboats) cold-stacked in this region compared with 10 of 24 vessels as of September 30, 2019.

Direct Operating Expenses. Direct operating expenses were $3.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $3.0 million lower for the core fleet, primarily due to reduced repair and drydocking costs, and $0.7 million lower due to net fleet dispositions.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Charter revenues were $22.7 million lower in the Current Nine Months. Charter revenues were $17.6 million lower due to lower utilization of the core fleet and $5.1 million lower due to net fleet dispositions. Other marine services were $1.7 million lower primarily due to less liftboat catering revenues.

Direct Operating Expenses. Direct operating expenses were $17.2 million lower in the Current Nine Months compared with the Prior Nine Months. Direct operating expenses were $13.6 million lower for the core fleet, primarily due to reduced repair and drydocking costs, and $3.6 million lower due to net fleet dispositions.

Africa, primarily West Africa. For the three and nine months ended September 30, the Company’s time charter statistics and direct vessel profit in Africa was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$7,778		$8,408		$8,174		$8,712
FSV	8,674		9,701		9,195		9,925
Supply	5,294		9,000		8,726		8,239
Overall	8,364		9,316		8,912		9,378
Utilization:
AHTS		100%		100%		87%		96%
FSV		68%		87%		81%		83%
Supply		12%		100%		70%		89%
Overall		71%		91%		82%		87%
Available Days:
AHTS	276		276		924		819
FSV	920		920		2,740		2,598
Supply	92		184		274		640
Overall	1,288		1,380		3,938		4,057
Operating revenues:
Time charter	$7,641	105%	$11,738	99%	$28,680	102%	$32,911	99%
Other marine services	(385)	(5%)	129	1%	(698)	(2%)	245	1%
	7,256	100%	11,867	100%	27,982	100%	33,156	100%
Direct operating expenses:
Personnel	2,597	36%	3,308	28%	7,838	28%	10,603	32%
Repairs and maintenance	1,066	15%	1,323	11%	3,880	14%	3,459	10%
Drydocking	481	7%	(53)	(0%)	745	3%	237	1%
Insurance and loss reserves	267	4%	230	2%	648	2%	682	2%
Fuel, lubes and supplies	994	14%	961	8%	2,193	8%	2,654	8%
Other	686	9%	499	4%	1,822	7%	3,378	10%
	6,091	84%	6,268	53%	17,126	61%	21,013	63%
Direct Vessel Profit	$1,165	16%	$5,599	47%	$10,856	39%	$12,143	37%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Charter revenues were $4.1million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.4 million lower due to reduced utilization of the core fleet and $1.7 million lower due to net fleet dispositions. Other marine services were $0.5 million lower due to the recognition, in the Prior Year Quarter, of previously deferred revenue, following the receipt of cash, from a customer that was flagged for collection concerns. As of September 30, 2020, the Company had one of 14 owned and leased-in vessels (one Supply) cold stacked in this region.

Direct Operating Expenses.  Direct operating expenses were flat in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating costs were $0.9 million lower due to net fleet dispositions. Operating costs were $0.9 million higher for the core fleet, of which $0.7 million was primarily due to the timing of drydockings.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Charter revenues were $4.2 million lower in the Current Nine Months compared with the Prior Nine Months. Charter revenues were $4.9 million lower due to net fleet dispositions, $0.9 million lower due to the repositioning of vessels between geographic regions and $0.4 million lower for the core fleet. Charter revenues were $2.0 million higher due to one vessel commencing a time charter after previously having revenues recognized only on receipt of cash, due to collection concerns.

Direct Operating Expenses. Direct operating expenses were $3.9 million lower in the Current Nine Months compared with the Prior Nine Months, primarily due to the repositioning of vessels between geographic regions and net fleet dispositions.

Middle East and Asia. For the three and nine months ended September 30, the Company’s time charter statistics and direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,875		$5,981		$5,836		$5,826
FSV	8,432		6,987		8,178		6,449
Supply	7,170		5,067		6,922		5,058
Liftboats	27,318		27,150		27,790		27,150
Crew transfer	2,025		1,528		2,011		1,931
Overall	9,670		8,795		9,852		8,462
Utilization:
AHTS		77%		45%		40%		45%
FSV		76%		93%		78%		87%
Supply		75%		100%		78%		67%
Liftboats		89%		100%		91%		100%
Crew transfer		100%		23%		82%		41%
Overall		78%		83%		78%		78%
Available Days:
AHTS	92		184		274		546
FSV	828		1,284		2,705		3,923
Supply	613		184		1,231		546
Liftboats	184		184		548		546
Crew transfer	92		184		334		546
Overall	1,809		2,020		5,092		6,107
Operating revenues:
Time charter	$13,672	98%	$14,798	97%	$39,044	97%	$40,472	98%
Other marine services	296	2%	414	3%	1,230	3%	991	2%
	13,968	100%	15,212	100%	40,274	100%	41,463	100%
Direct operating expenses:
Personnel	5,171	37%	4,023	26%	12,777	32%	12,569	30%
Repairs and maintenance	1,564	11%	1,387	9%	4,390	11%	6,209	15%
Drydocking	104	1%	20	(0%)	718	2%	454	1%
Insurance and loss reserves	451	3%	333	2%	1,220	3%	1,041	3%
Fuel, lubes and supplies	482	3%	701	4%	2,102	5%	2,135	5%
Other	1,771	13%	567	4%	3,273	8%	2,460	6%
	9,543	68%	7,031	46%	24,480	61%	24,868	60%
Direct Vessel Profit	$4,425	32%	$8,181	54%	$15,794	39%	$16,595	40%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.0 million lower for the core fleet, primarily due to reduced utilization, and $0.9 million higher due to net fleet additions. As of September 30, 2020, the Company had one of 21 owned and leased-in vessels (one Supply) cold stacked in this region compared with one of 21 vessels as of September 30, 2019.

Direct Operating Expenses. Direct operating expenses were $2.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.0 million higher for the core fleet, and $0.5 million higher due to net fleet additions.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Charter revenues were $1.4 million lower in the Current Nine Months compared with the Prior Nine Months. Charter revenues were $1.2 million lower for the core fleet, primarily due to reduced utilization, and $0.2 million lower due to net fleet dispositions.

Direct Operating Expenses. Direct operating expenses were $0.4 million lower in the Current Nine Months compared with the Prior Nine Months, primarily due to the timing of dry dockings and certain repair expenditures.

Latin America (Brazil, Mexico, Central and South America). For the three and nine months ended September 30, the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
FSV	$7,577		$7,254		7,389		6,995
Supply	15,658		—		15,306		—
Liftboats	15,913		—		15,913		16,304
Overall	13,355		6,567		11,601		9,704
Utilization:
FSV		100%		73%		98%		65%
Supply		100%		51%		95%		—%
Liftboats		14%		—%		95%		81%
Overall		99%		71%		97%		69%
Available Days:
FSV	184		369		683		965
Supply	460		30		576		30
Liftboats	11		1		193		346
Overall	655		400		1,452		1,341
Operating revenues:
Time charter	$8,621	98%	$1,951	58%	$16,268	97%	$8,919	66%
Bareboat charter	-	—%	1,168	35%	-	0%	3,467	26%
Other marine services	212	2%	221	7%	529	3%	1,129	8%
	8,833	100%	3,340	100%	16,797	100%	13,515	100%
Direct operating expenses:
Personnel	2,342	27%	846	25%	4,934	29%	3,378	25%
Repairs and maintenance	704	8%	298	9%	1,351	8%	1,114	8%
Drydocking	—	—%	—	(0%)	(114)	-1%	47	0%
Insurance and loss reserves	138	2%	31	1%	312	2%	232	2%
Fuel, lubes and supplies	307	3%	187	5%	574	3%	929	7%
Other	444	5%	(87)	(3%)	872	5%	994	7%
	3,935	45%	1,275	38%	7,929	47%	6,694	49%
Direct Vessel Profit	$4,898	55%	$2,065	62%	$8,868	53%	$6,821	51%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $5.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $7.2 million higher due to net fleet additions, $1.2 million lower due to the sale of two vessels on bareboat charter and $0.5 million lower due to the repositioning of vessels between geographic regions. As of September 30, 2020, the Company had no owned and leased-in vessels cold-stacked in this region compared with two of seven vessels as of September 30, 2019.

Direct Operating Expenses. Direct operating expenses were $2.7 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to net fleet additions.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Charter revenues were $3.9 million higher in the Current Nine Months compared with the Prior Nine Months. Charter revenues were $9.8 million higher due to net fleet additions, $3.5 million lower due to the sale of two vessels on bareboat charter and $2.4 million lower due to the repositioning of vessels between geographic regions.

Direct Operating Expenses. Direct operating expenses were $1.2 million higher in the Current Nine Months compared with the Prior Nine Months. Direct operating expenses were $4.1 million higher due to net fleet additions and $2.9 million lower due to the repositioning of vessels between geographic regions.

Europe, primarily North Sea. For the three and nine months ended September 30, the Company’s time charter statistics and direct vessel profit in Europe was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
Liftboats	35,000		35,000		33,748		35,001
Crew Transfer	2,579		2,229		2,499		2,334
Overall	3,434		3,146		3,445		2,890
Utilization:
Liftboats		100%		100%		100%		71%
Crew Transfer		95%		95%		85%		82%
Overall		93%		96%		85%		81%
Available Days:
Supply	92		—		92		169
Liftboats	92		92		274		199
Crew Transfer	3,572		3,347		10,309		9,904
Overall	3,756		3,439		10,675		10,272
Operating revenues:
Time charter	$11,984	94%	$10,346	87%	$31,170	95%	$23,987	84%
Bareboat charter	$(55)				$(55)
Other marine services	839	7%	1,586	13%	1,823	6%	4,634	16%
	12,768	100%	11,932	100%	32,938	100%	28,621	100%
Direct operating expenses:
Personnel	3,922	31%	3,349	28%	10,355	31%	9,807	34%
Repairs and maintenance	967	8%	979	8%	2,864	9%	3,103	11%
Drydocking	—	—%	1	0%	-	0%	2	0%
Insurance and loss reserves	239	2%	233	2%	954	3%	616	2%
Fuel, lubes and supplies	354	3%	322	3%	917	3%	671	2%
Other	144	1%	147	1%	419	1%	1,147	4%
	5,626	44%	5,031	42%	15,509	47%	15,346	54%
Direct Vessel Profit, for Continuing Operations	$7,142	56%	$6,901	58%	$17,429	53%	$13,275	46%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. For CTVs, Charter revenues were $1.6 million higher. Charter revenues were $0.8 million higher due to net fleet additions, and $0.8 million higher for the core fleet due to improved dayrates and fluctuations in the US Dollar to Pound Sterling exchange rate.

For liftboats, Charter revenues were flat.

Other marine services were $0.7 million lower primarily due to the termination of a charter of a PSV owned by a joint venture.

As of September 30, 2020, the Company had one of 41 owned and leased-in vessels (one Supply) cold-stacked in this region compared with one of 36 vessels as of September 30, 2019.

Direct Operating Expenses. Direct operating expenses were $0.6 million higher in the Current Year Quarter compared to the Prior Year Quarter. On an overall basis, vessel operating expenses were $0.5 million higher for the core fleet and $0.3 million higher due to net fleet additions. Vessel operating expenses were $0.2 million lower due to the termination of a charter-in of a PSV from a joint venture.

Current Nine Months compared with Prior Nine Months

For CTVs, Charter revenues were $2.8 million higher. Charter revenues were $1.7 million higher due to net fleet additions, and $1.1 million higher for the core fleet.

For liftboats, Charter revenues were $4.3 million higher due to the repositioning of vessels between geographic regions.

Other marine services were $2.8 million lower primarily due to the termination of a charter of a PSV owned by a joint venture.

Direct Operating Expenses. Direct operating expenses were $0.2 million higher in the Current Nine Months compared to the Prior Nine Months. On an overall basis, vessel operating expenses were $0.8 million higher due to the repositioning of vessels between geographic regions, $0.7 million higher due to net fleet additions and $0.6 million higher for the core fleet. Vessel operating expenses were $1.9 million lower due to the termination of a charter-in of a PSV from a joint venture.

Leased Expense. Leased-in equipment expenses for the Current Year Quarter and Current Nine Months were $2.8 million and $6.4 million lower compared with the Prior Year Quarter and Prior Nine Months, respectively, primarily due to the impairment of three leased in vessels and one leased-in vessel having been returned to the lessor in the first quarter of 2020.

Administrative and general. Administrative and general expenses for the Current Year Quarter were $1.3 million lower compared to the Prior Year Quarter primarily due larger sum of insurance payments in the Prior Year Quarter. Administrative and general expenses for the Current Nine Months were $2.7 million higher compared to the Prior Nine Months primarily due to a $3.0 million transaction fee paid to SEACOR Holdings under the Tax Refund Agreement.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter was $0.5 million higher compared to the Prior Year Quarter primarily due to net fleet additions. Such expenses for current Nine Months were $1.7 million lower compared with the Prior Nine Months primarily due to net fleet dispositions.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one specialty vessel and other equipment for $3.0 million in cash and resulting in gains of $0.3 million all of which was recognized currently. During the Prior Year Quarter, the Company sold two AHTS vessels previously retired and removed from service, one FSV, three liftboats, one CTV and other equipment for net proceeds of $10.2 million and a gain of $6.6 million, all of which was recognized currently. In addition, the Company recorded aggregate impairment charges of $5.7 million related to two leased-in vessels (one AHTS and one PSV).

During the Current Nine Months, the Company sold two AHTS vessels and one specialty vessel previously removed from service, four FSVs, one specialty, one vessel under construction and other equipment for $21.6 million ($20.7 million in cash and $0.9 million in previously received deposits) resulting in gains of $1.2 million all of which was recognized currently. In addition, the Company recorded aggregate impairment charges of $12.5 million related to six liftboats (two leased in and two owned) and one specialty vessel and recognized net losses of $4.5 million ($4.8 million loss due to the disposal of one vessel under construction, offset by a $0.3 million gain due to the redelivery of one leased-in AHTS vessel). During the Prior Nine Months, the Company sold five AHTS vessels and one specialty vessel previously retired and removed from service, three FSVs, two supply vessels, three liftboats, one CTV, one vessel under construction and other equipment for net proceeds of $24.2 million ($19.9 million in cash and $4.3 million of previously received deposits) and a gain of $7.4 million, all of which was recognized currently. In addition, the Company recorded aggregate impairment charges of $11.7 million related to two leased-in vessels (one AHTS and one PSV), two AHTS vessels previously removed from service, two AHTS vessels and four FSVs which were all adjusted to indicative sales price.

Other Income (Expense), Net

For the periods ended September 30, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other Income (Expense):
Interest income	$50	$317	$1,255	$886
Interest expense	(8,598)	(7,362)	(23,231)	(22,659)
SEACOR Holdings guarantee fees	(11)	(26)	(36)	(87)
Derivative gains, net	5	3,057	5,204	734
Foreign currency losses, net	(853)	(370)	(959)	(624)
	$(9,407)	$(4,384)	$(17,767)	$(21,750)

Interest income. Interest income for the Current Year Quarter compared with the Prior Year Quarter decreased primarily related to interest earned on a note receivable from the SEACOSCO joint venture (see “Note 3. SEACOSCO Acquisition”) which was included in consolidated Current Year Quarter due to the purchase of the joint venture on June 30, 2020. We also saw a decrease in interest income from the Company’s construction reserve funds deposits which were substantially lower in Current Year Quarter. For the Current Nine Months compared with the Prior Nine Months, interest income increased due to interest earned on Notes Receivable with our non-consolidated joint ventures.

Interest expense. Interest expense in the Current Year Quarter and Current Nine Months compared with the Prior Year Quarter and Prior Nine Months was higher primarily due to the SEACOSCO Acquisition and partially offset due to lower interest rates on the floating rate debt.

Derivative gains, net. Net derivative gains during the Current Nine Months compared to Prior Nine Months were primarily due to decreases in the fair value of the Company’s conversion option liability embedded in the Company’s Convertible Senior Notes. The decrease in the conversion option liability was primarily the result of the drop in the Company’s stock price. Net derivative gains for the Current Year Quarter compared to the Prior Year Quarter decreased due to the fair value of the conversion option liability approximating zero in the Current Year Quarter.

Foreign currency losses, net. Foreign currency losses for the Current Year Quarter and Current Nine Months compared to the Prior Year Quarter and Prior Nine Months were higher due to the weakening of the pound sterling.

Income Tax Benefit

For the nine months ended September 30, 2020, the Company’s effective income tax rate of 35.2% was primarily due to income tax benefits recognized as a result of the CARES signed into law in March 2020, as well as taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and the adjustment for the acquisition of the remaining minority membership interest in Falcon Global Holdings.  For the nine months ended September 30, 2019, the Company’s effective income tax rate of 8.3% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and a reversal of an unrecognized tax benefit.

Equity in Earnings (Losses) of 50% or Less Owned Companies

Equity in earnings (losses) of 50% or less owned companies for the Current Nine Months compared with the Prior Nine Months were $13.3 million higher due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
MexMar	$(327)	$199	$2,552	$188
SEACOR Arabia	298	$228	2,099	$683
OSV Partners	(315)	(349)	(1,094)	(1,237)
Dynamic Offshore Drilling	—	(320)	—	(1,996)
SEACOR Offshore Delta (f/k/a SEACOSCO)	—	(1,614)	(1,702)	(5,016)
Mexmar Offshore International	—	—	—	(4,901)
Timsah	—	—	17	(379)
Other	(89)	531	(414)	779
	$(433)	$(1,325)	$1,458	$(11,879)

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

As of September 30, 2020, the Company had unfunded capital commitments of $13.1 million that included purchased commitments for two PSVs, one CTV and miscellaneous vessel equipment. Of the amount of unfunded capital commitments, $1.5 million is payable during the remainder of 2020 and $11.6 million is payable during 2021. The Company has indefinitely deferred an additional $9.6 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

As of September 30, 2020, the Company had outstanding debt of $505.1 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of September 30, 2020, are as follows:

Actual
Remainder 2020	$8,424
2021	34,767
2022	64,933
2023	244,984
2024	132,075
Years subsequent to 2024	71,283
$556,466

As of September 30, 2020, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $48.5 million, of which $4.2 million was construction reserve funds held as cash. Additionally, the Company had $0.5 million available under subsidiary credit facilities. In addition, as a result of the CARES Act and the entry into the Tax Refund Agreement, the Company expects to receive cash tax refunds of approximately $31.2 million within the next 12 months, subject to the refund schedule of the Internal Revenue Service. The Internal Revenue Service has been recently experiencing delays in processing refund claims due in part to the COVID-19 pandemic. These tax refunds are subject to the terms of the Tax Refund Agreement, which does not restrict the use of approximately $19.7 million of the refund, with the remaining approximately $11.5 million required to be deposited into an account to be used to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings.

Summary of Cash Flows

For the nine months ended September 30, the following is a summary of the Company’s cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by or (used in):
Operating Activities	$(21,050)	$(818)
Investing Activities	(536)	(30,821)
Financing Activities	(15,879)	(22,383)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(1,051)	2,018
Net Increase in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	—	(458)
Net Decrease in Cash, Restricted Cash and Cash Equivalents	$(38,516)	$(52,462)

Operating Activities

Cash flows used in continuing operating activities decreased by $20.2 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows used in operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2020	2019
DVP:
United States, primarily Gulf of Mexico	$(1,290)	$5,841
Africa, primarily West Africa	10,856	12,143
Middle East and Asia	15,794	16,595
Latin America	8,868	6,821
Europe, Continuing Operations	17,429	13,275
Operating, leased-in equipment	(11,252)	(14,691)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(31,894)	(29,311)
SEACOR Holdings management and guarantee fees	(36)	(87)
Dividends received from 50% or less owned companies	2,117	1,273
	10,592	11,859
Changes in operating assets and liabilities before interest and income taxes	(17,648)	608
Director share awards	755	894
Restricted stock vested	(178)	(522)
Cash settlements on derivative transactions, net	(938)	(346)
Interest paid, excluding capitalized interest (1)	(15,344)	(16,196)
Interest received	1,255	886
Income taxes refunded, net	456	1,999
Total cash flows used in operating activities	$(21,050)	$(818)
(1)

During the Current Nine Months and the Prior Nine Months, capitalized interest paid and included in purchases of property and equipment for continuing operations was $0.7 million and $1.2 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Nine Months, net cash used in investing activities was $0.5 million, primarily for the following:

•	capital expenditures were $24.9 million;
•

the Company sold two AHTS vessels and one specialty vessel previously retired and removed from service, four FSVs, one specialty vessel and one vessel under construction and other equipment for net proceeds of $21.6 million ($20.7million cash and $0.9 million in previously received deposits);

•	construction reserve funds account transactions included withdrawals of $ 12.9 million;
•

the Company completed the acquisition of the SEACOSCO Interests that it did not already own from the SEACOSCO Sellers. As a result of the completion of the acquisition, the Company owns 100% of the membership interests in SEACOR Offshore Delta LLC (formerly known as SEACOSCO Offshore LLC). The aggregate purchase price for the membership interests is $28.2 million, $8.4 million of which was paid to the Sellers at the closing of the transaction and the remainder of which will be paid over the next four years;

•	the Company made investments in, and advances to, its 50% or less owned companies of $1.2 million; and
•	the Company received $0.5 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes.

During the Prior Nine Months, net cash used in investing activities was $30.8 million, primarily as a result of the following:

•	capital expenditures were $49.6 million;
•

the Company sold five AHTS vessels and one specialty vessel previously retired and removed from service, three FSVs, two supply vessels, three liftboats, one CTV and one vessel under construction for net proceeds of $24.2 million ($19.9 million cash plus $4.3 million previously received deposit);

•	construction reserve funds account transactions included withdrawals of $9.9 million;
•	the Company made investments in, and advances to, its 50% or less owned companies of $11.4 million, comprised primarily of its capital contribution in the SEACOSCO joint venture; and
•	the Company received $0.4 million as a return of its capital investment in 50% or less owned companies.

Financing Activities

During the Current Nine Months, net cash used in financing activities was $15.9 million.

•	The Company made schedule payments on long-term debt and obligations of $17.0 million; and
•	The Company borrowed an additional €1.0 million in regards to the Windcat Workboats credit facilities, resulting in a net increase in USD borrowings of $1.1 million.

During the Prior Nine Months, net cash used in financing activities was $22.4 million. The Company:

•	made scheduled payments on long-term debt and offer obligations of $20.1 million, including the repayment of $6.75 million of FGUSA debt with proceeds acquired through the sale of three liftboats;
•	purchased additional subsidiary shares from a joint venture in which it had a noncontrolling interest of $3.4 million; and
•	received proceeds from the exercise of Stock Options and Warrants of $1.1 million.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, construction reserve funds, cash generated from operating activities, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital and debt service requirements. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s liquidity and compliance with covenants in its credit facilities specifically as it relates to the COVID-19 pandemic. As noted above under “Overview”, there are a number of steps the Company has and can take to mitigate any further adverse effects to the Company’s liquidity stemming from the COVID-19 pandemic and the resulting depressed oil and natural gas price environment, including sales of assets, workforce reduction and other cost reduction measures. In addition, the Company expects to receive a meaningful amount of tax refunds over the next 12 months as a result of the changes in the current U.S. tax law included in the CARES Act. While the COVID-19 pandemic has reduced the demand for the Company’s products and services, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or, except as noted in “Note 5. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q, on the Company’s ability to meet its financial maintenance covenants in its various credit facilities. However, the Company's primary credit facility requires the Company to maintain a minimum of $35 million of cash on hand (including restricted cash) at all times. As of September 30, 2020 the Company's cash balances used to test compliance with this covenant was $48.5 million and the Company expects cash flow from operations and tax refunds the Company expects to receive (as described under "Recent Developments – Tax Refund Agreement" which would be included in the covenant calculation) will be sufficient to maintain compliance with this covenant for the foreseeable future.  However, if the effect of the COVID-19 pandemic on the Company's business becomes more severe, for example by further reducing the demand for the Company’s products and services or causing customers not to make their payments on time, or the Company does not receive its expected tax refunds in a timely manner, the Company may be required to seek amendments to the covenant to avoid a default under the facility.

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to Liquidity and Capital Resources in the Company’s 2019 Annual Report. There has been no material change in the Company’s off-balance sheet arrangements during the nine months ended September 30, 2020.

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

Contractual Obligations and Commercial Commitments

For a discussion of the Company’s contractual obligations and commercial commitments, refer to Liquidity and Capital Resources in the Company’s 2019 Annual Report. There has been no material change in the Company’s contractual obligations and commercial commitments.

Contingencies

As of September 30, 2020, SEACOR Holdings has guaranteed $10.4 million on behalf of the Company for various obligations including: performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the Merchant Navy Officers Pension Fund. SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2019 Annual Report. There has been no material change in the Company’s exposure to market risk during the nine months ended September 30, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 solely as a result of the material weakness in the Company’s internal control over financial reporting described below.

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

Material Weakness in Internal Control Over Financial Reporting Existing as of September 30, 2020

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of the Company’s financial statements as of and for the three months ended March 31, 2020, prior to public dissemination of the condensed consolidated financial statements and related information for the period, an error was identified related to the accounting for the bifurcated conversion option liability derivative embedded in the Company’s Convertible Senior Notes (See “Note 8. Derivative Instruments and Hedging Strategies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q). As a result, the Company’s management evaluated the effectiveness of the related internal control over financial reporting as of March 31, 2020 and determined that a material weakness existed and re-evaluated the effectiveness of the related internal control over financial reporting as of September 30, 2020 and determined that the material weakness continued to exist. Specifically, management determined the Company did not maintain effective controls over the journal entry review of estimates utilizing third-party information, as the control did not operate at the designed level of precision to initially detect the error.

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

Remediation Plans

Management and the board of directors of SEACOR Marine (the “Board of Directors”) take the Company’s internal control over financial reporting and the integrity of its financial statements seriously. In an effort to remediate the material weakness discussed above, management has reviewed the Company’s current journal entry review process to determine appropriate improvements and implement enhanced procedures. These enhanced procedures include training and educating the applicable accounting employees over the journal entry “review controls” requirements. Specifically, these measures will include:

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

Management and the Board of Directors are committed to maintaining a strong internal control environment and will make every effort to ensure that the material weakness described above is promptly remediated, however, the material weakness cannot be considered remediated until the applicable remedial controls as discussed above are implemented and operate for a sufficient period of time to allow management to conclude, through testing, that this remediation plan is implemented and the control is operating effectively. As of September 30, 2020, management is in the process of implementing the remediation procedures designed to address the material weakness discussed above for the year ended 2020. The company expects that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts discussed above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the recent months, oil prices have experienced record declines in response to a significant amount of anticipated oversupply in oil and natural gas caused by (i) the COVID-19 pandemic that began in late 2019 and has led to a substantial decrease in global economic activity and (ii) supply decisions principally by Russia and Saudi Arabia resulting in the failure to agree on terms to maintain production limits and the ensuing influx of additional oil to an already oversupplied market. These declines in oil and natural gas prices come on top of prices that have, for the last few years, been below historic averages. On January 2, 2020, WTI crude oil prices closed at a price of $61.18 per barrel. On April 20, 2020, the NYMEX WTI oil futures price for May 2020 went “negative” to -$37.63 per barrel. By September 30, 2020, the last trading date of the third quarter of 2020, WTI crude oil prices closed at a price of $40.22 per barrel, still below historic average. While OPEC+ members have implemented production cut, the cuts have failed to return oil and natural gas prices to levels seen prior to the COVID-19 pandemic. To the extent that the outbreak of COVID-19 continues to negatively impact demand, the Company expects there to be excess supply of oil and natural gas for the foreseeable future. This excess supply could, in turn, result in transportation and storage capacity constraints in the United States, or even the elimination of available storage.

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

The Company’s business could be adversely affected by the effects of the COVID-19 pandemic. The pandemic may affect the health of the Company’s workforce, and international, national and local government interventions enacted to reduce the spread of COVID-19 may render the Company’s employees unable to commute to work and/or travel. Although the Company’s workforce is largely considered to be “essential” under guidance issued by the U.S. Cybersecurity and Infrastructure Security Agency, work, travel and other restrictions may vary in other regions of the world in which the Company has significant operations, such as Africa, Middle East and Asia, Latin America and Europe. Therefore, the Company may experience reduced productivity and an inability to fully support its offshore operations if the Company’s onshore personnel work remotely due to restrictions related to COVID-19. In addition, while many governments relaxed COVID-19 related restrictions during the northern hemisphere’s summer months, recent increases in infection rates have caused many restrictions to be reinstituted and, in some cases, such restrictions have been more severe than they were initially.

Additionally, an outbreak of COVID-19 on any of the Company’s vessels may result in the vessel, or some or all of the vessel crew, being quarantined, which would hinder the vessel’s ability to generate revenue and the crew’s ability to man any substitute vessel. The Company may also experience challenges in connection with the Company’s offshore crew changes due to health and travel restrictions related to COVID-19. The duration and severity of the business disruption and related financial impact from the COVID-19 pandemic cannot be reasonably estimated at this time. If the impact of the COVID-19 pandemic continues for an extended period of time, not only could it materially adversely affect the demand for the Company’s services but also the ability of the Company to provide such services, either of which could have a material adverse effect on the Company’s business. To the extent the COVID-19 pandemic adversely affects the Company’s operations and business, it may also have the effect of heightening many of the other risks set forth in the Company’s SEC filings, such as those relating to the Company’s financial performance and debt obligations.

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

As a public company, SEACOR Marine is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires that the Company evaluate and determine the effectiveness of its internal control over financial reporting and provide a management report on the internal control over financial reporting. The Company’s independent registered public accounting firm is not required to audit the effectiveness of the internal control over financial reporting until after the Company is no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, which would be no later than the annual report for the fiscal year ending December 31, 2022.

In connection with the preparation of its Quarterly Report on Form 10-Q for the period ended March 31, 2020, it was determined that there was a material weakness in the Company’s internal control over financial reporting limited to the journal entry review of estimates utilizing third-party information as described in Part II, Item 4 of this Quarterly Report on Form 10-Q. This material weakness continued to exist as of September 30, 2020.

To address this material weakness, the Company immediately began evaluating a comprehensive remediation plan, which includes enhancements to the journal entry review of estimates utilizing third-party information control. While we are implementing such enhancements to this review process to remediate this material weakness, we cannot predict the success of such plan or the outcome of the Company’s assessment of this plan at this time. If the Company’s steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of the Company’s financial reporting, investor confidence in the Company and the value of SEACOR Marine Common Stock could be materially and adversely affected. The Company can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in the Company’s internal control over financial reporting will not be identified in the future. If the Company is unable to maintain adequate internal control over financial reporting, it may be unable to report its financial information on a timely basis, may violate applicable stock exchange listing rules or suffer other adverse regulatory consequences and may breach the covenants under its credit facilities. There could also be a negative reaction in the price of the Company’s Common Stock due to a loss of investor confidence in the Company and the reliability of its financial statements. It cannot be assumed that the Company will not have another material weakness in its internal controls over financial reporting in the future.

Moreover, the Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

For as long as the Company is an “emerging growth company” under the JOBS Act, the Company’s independent registered public accounting firm will not be required to attest to the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404. The Company could be an “emerging growth company” for up to two more fiscal years. An independent assessment of the effectiveness of the Company’s internal control over financial reporting could detect problems that management’s assessment might not. Undetected material weaknesses in the Company’s internal control over financial reporting could lead to financial statement restatements and require the Company to incur the expense of remediation.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
July 1, 2020 to July 31, 2020	—	—	—	—
August 1, 2020 to August 31, 2020	—	—	—	—
September 1, 2020 to September 30, 2020	354	$2.37	—	—

For the three months ended September 30, 2020, the Company acquired for treasury 354 shares of Common Stock for an aggregate purchase price of $838.98 from investment funds managed and controlled by The Carlyle Group (“Carlyle”) to satisfy the exercise price of the Warrants exercised by Carlyle.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

*	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	November 5, 2020	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

DATE:	November 5, 2020	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
DATE:	November 5, 2020	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)