Form 10-K
period 2020-12-31
SEACOR Marine Holdings Inc.
filed 2021-03-12
CIK 1690334

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2020 was approximately $52.0 million based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock outstanding as of March 1, 2021 was 23,416,567.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company’s corporate governance documents, including SEACOR Marine’s Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters as well as the Company’s Corporate Governance Guidelines and Code of Ethics are available, free of charge, on SEACOR Marine’s website or in print for stockholders.

All of the Company’s periodic reports filed with the SEC pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available, free of charge, on SEACOR Marine’s website, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those reports. These reports and amendments are available on SEACOR Marine’s website as soon as reasonably practicable after the Company electronically files the reports or amendments with the SEC. The SEC maintains a website (www.sec.gov) that contains these reports, proxy and information statements and other information.

Business

The Company provides global marine and support transportation services to offshore energy facilities worldwide. The Company and its joint ventures operate and manage a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations including wind farms, (ii) handle anchors and mooring equipment required to tether rigs to the seabed, (iii) tow rigs and assist in placing them on location and moving them between regions, (iv) provide construction, well work-over, maintenance and decommissioning support and (v) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists, safety support and emergency response services.

As a result of the announced sale of Windcat Workboats Holdings Ltd (“Windcat Workboats”), the Company’s indirect wholly owned subsidiary, and the crew transfer vessel (“CTV”) business of Windcat Workboats (the “Windcat Workboats CTV Business”) on December 18, 2020, the Company classified the CTV assets of the Windcat Workboats CTV Business as held for sale as of the end of the fourth quarter 2020. Unless the context indicates otherwise, all of the results for all periods presented exclude the CTV operations of the Windcat Workboats CTV Business which are classified as Assets held for sale.

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

						Owned Fleet
	Owned (1)	Joint- Ventured	Leased - in	Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2020 (2)
Supply	15	27	—	1	43	4	1	14
FSV	26	5	1	1	33	8	8	18
Liftboats	14	—	1	—	15	13	12	2
AHTS	4	—	2	—	6	12	1	3
Specialty	—	3	—	—	3	—	—	—
CTV Assets Held for Sale	40	5	—	—	45	10	—	40
CTV Continuing Operations	1	—	—	—	1	12	—	1
	100	40	4	2	146	7	22	78
2019
Supply	4	34	—	2	40	8	—	4
FSV	30	5	1	1	37	10	10	20
Liftboats	14	—	2	—	16	12	12	2
CTV Assets Held for Sale	37	5	—	—	42	9	—	37
CTV Continuing Operations	1	—	—	—	1	11	—	1
AHTS	4	—	4	—	8	11	1	3
Specialty	1	3	—	1	5	9	—	1
	91	47	7	4	149	9	23	68
2018
Supply	7	30	—	2	39	12	0	7
FSV	32	5	1	3	41	9	11	21
Liftboats	17	—	2	—	19	13	15	2
CTV Assets Held for Sale	37	4	—	—	41	8	—	37
CTV Continuing Operations	1	—	—	—	1	10	—	1
AHTS	8	0	4	0	12	14	4	4
Specialty	1	4	—	2	7	13	—	1
Standby safety Discontinued Operations	18	1	—	—	19	31	—	18
	121	44	7	7	179	13	30	91

(1)	CTV Assets Held for Sale excludes one CTV owned and removed from service as of December 31, 2020.
(2)

As of December 31, 2020, 51 of the Company’s owned and leased-in vessels were outfitted with dynamic positioning (“DP”) systems. DP systems enable vessels to maintain a fixed position in close proximity to a rig or platform. The most technologically advanced DP systems have enhanced redundancy in the vessel’s power, electrical, computer and reference systems enabling vessels to maintain accurate position-keeping even in the event of failure of one of those systems (“DP-2”) and, in some cases, in the event of fire and flood (“DP-3”).

Supply vessels (also known as platform supply vessels (“PSVs”)) generally range from 190 to more than 300 feet in length and are primarily used to deliver general cargo, drilling fluids, bulk products, methanol, diesel fuel and water to rigs and platforms where drilling and work-over activity is underway. These vessels are capable of being modified for a wide variety of other uses and missions, including, but not limited to, construction support typically when fitted with a crane, standby, security, firefighting, and accommodation. Relevant differentiating features of supply vessels are total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and bulk products used in the drilling process, tank storage for water and fuel oil, fuel efficiency and accommodation capacity. Additional factors in the commercial marketability of supply vessels are operating draft because certain markets are limited in the size of vessel that can work safely, local flag preference, cabotage requirements and regulations. To improve station keeping ability, many modern supply vessels have DP systems capabilities. As of December 31, 2020, 14 of the 15 owned supply vessels, 17 of the 27 joint-ventured supply vessels and one managed supply vessel were equipped with DP-2. The remaining joint-ventured supply vessels were equipped with DP-1 and the remaining owned vessel was not equipped with DP. To improve fuel efficiency, reduce carbon and other emissions, and provide greater redundancy, supply vessels are sometimes equipped with hybrid power systems. As of December 31, 2020, six of the 15 owned supply vessels, and three of the 27 joint-ventured supply vessels were equipped with hybrid power systems.

Fast support vessels (“FSVs”) are aluminum hull vessels used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations at greater speeds than traditional steel hull support vessels. FSVs can be catamaran or mono-hull vessels ranging from 145 to 205 feet in length and capable of speeds between 20 to 45 knots with capacities to carry special cargo, support both drilling operations and production services and transport passengers. The Company’s FSV fleet includes vessels that have a passenger capacity of 36 to 150 and, on certain newer FSVs, include reclining seating, ambient lighting and other features to enhance comfort and marketability for passenger transport. FSVs built within the last ten years are sometimes equipped with DP-2 systems, firefighting equipment, hospitals, walk to work and ride control systems for greater comfort and performance. As of December 31, 2020, 24 of the 27 owned and leased-in FSVs were equipped with DP-2, one was equipped with DP-1, and two were equipped with DP-3. As of December 31, 2020, three of the four joint-ventured FSVs were not equipped with DP and the remaining joint-ventured vessel was equipped with a DP-2 system.

Liftboats provide a self-propelled, stable platform to perform wind farm installation and maintenance, production platform construction, inspection, maintenance and removal, well intervention and work-over, well production enhancement, well plug and abandonment, pipeline installation and maintenance and diving operations. The length of jacking legs (235 feet to 335 feet for the Company’s liftboats) determines the water depth in which these vessels can work. Other differentiating features are crane lifting capacity and reach, clear deck area, helipad and electrical generating power and accommodation capacity. Liftboats are used in all of our operating areas. As of December 31, 2020, three of the 15 owned and leased-in liftboats were equipped with DP-2, one with DP-1 and the remaining liftboats were not equipped with DP.

CTVs are used primarily to move personnel and supplies to offshore wind farms. These are Windcat series vessels that feature a catamaran hull with flush foredeck, providing a stable platform from which personnel can safely transfer to wind turbines, and are capable of speeds between 25 and 31 knots. As a result of the sale of Windcat Workboats CTV Business on January 12, 2021 that was announced in December, 2020, the results of operations of CTV vessels owned by the Windcat Workboats CTV Business are classified in discontinued operations for 2020, 2019 and 2018, and the assets of the Windcat Workboats CTV Business are classified as Assets held-for-sale as of December 31, 2020.

Anchor handling towing supply (“AHTS”) vessels are used primarily to support offshore drilling activities by towing, positioning and mooring drilling rigs and other marine equipment. AHTS vessels are also used to carry and launch equipment such as remote operated vehicles (“ROVs”) used underwater in drilling and well installation, maintenance, and repair and transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations, including floating wind farm installations. The defining characteristics of AHTS vessels are: (i) horsepower (“bhp”); (ii) bollard pull, which is the pulling capacity of the AHTS vessel and is important for towing and positioning rigs; (iii) winch size in terms of “line pull” and brake holding capacity; and (iv) wire storage capacity. The Company’s fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with DP systems and can also carry drilling fluids and bulk products below-deck. As of December 31, 2020, all six of the Company’s owned and leased-in AHTS vessels were equipped with DP-2.

Specialty vessels include anchor handling tugs, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services. As of December 31, 2020, two of the three joint-ventured specialty vessels were equipped with DP-2 and the remaining specialty vessel was equipped with DP-1.

In addition to its existing fleet, the Company has new construction projects in progress, as of December 31, 2020, for two offshore support vessels, including:

•	one U.S.-flag, DP-2 supply vessel scheduled for delivery in the second quarter of 2021; and
•	one U.S.-flag, DP-2 FSV with an uncertain delivery date as the Company, at its option, may defer its construction for an indefinite period of time.

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

	2020	2019	2018
United States, primarily U.S. Gulf of Mexico:
Supply	2	2	3
FSV	7	7	10
Liftboats	12	12	15
AHTS	2	3	6
Specialty	—	1	1
	23	25	35
Africa, primarily West Africa:
Supply	2	6	5
FSV	10	10	9
AHTS	3	4	4
	15	20	18
Middle East and Asia:
Supply	10	9	6
FSV	9	12	15
Liftboats	2	2	2
Crew transfer Assets Held for Sale	—	1	1
Crew transfer Continuing Operations	1	1	1
AHTS	1	1	2
Specialty	—	1	3
	23	27	30
Latin America:
Supply	28	22	22
FSV	7	8	7
Liftboats	—	1	2
Specialty	3	3	3
	38	34	34
Europe, primarily North Sea:
Supply	1	1	3
Liftboat	1	1	—
Crew transfer Assets Held for Sale	45	41	40
Standby safety Discontinued Operations	—	—	19
	47	43	62
Total Foreign Fleet	123	124	144
Total Fleet	146	149	179

United States, primarily U.S. Gulf of Mexico. As of December 31, 2020, 23 vessels were located in the U.S. Gulf of Mexico, including 17 owned, three leased-in, two joint-ventured and one managed-in. The Company’s vessels in this market support deepwater anchor handling, fast cargo transport, general cargo transport, well intervention, work-over, decommissioning and diving support operations.

Africa, primarily West Africa. As of December 31, 2020, 15 vessels were located in West Africa, including 13 owned, one leased-in and one joint-ventured. The Company’s vessels in this area generally support projects for major oil companies, primarily in Angola and Nigeria.

Middle East and Asia. As of December 31, 2020, 23 vessels were located in the Middle East and Asia, including 20 owned, two joint-ventured and one managed. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Egypt, Israel and Malaysia and countries along the Arabian Gulf and Arabian Sea, such as Saudi Arabia, the United Arab Emirates and Qatar.

Latin America. As of December 31, 2020, 38 vessels were located in this region, including eight owned and 30 joint-ventured. Of these joint-ventured vessels, (i) 16 are owned by Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), a joint venture company that is 49% owned by SEACOR Marine International LLC (“SMI”), a wholly owned subsidiary of SEACOR Marine, and 51% owned by subsidiaries of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), (ii) 13 are owned by MEXMAR Offshore International LLC (“MEXMAR Offshore”), a joint venture company that is 49% owned by SMI and 51% owned by a subsidiary of CME, and (iii) one is owned by Offshore Vessel Holdings, S.A.P.I. DE. C.V. (“OVH”), a joint venture company that is 49% owned by SMI and 51% owned by a subsidiary of CME. These vessels, consisting of a fleet of FSVs, supply, specialty and liftboat vessels, provide support for exploration and production activities in Mexico, Brazil and Guyana. From time to time, the Company’s vessels also work in Trinidad and Tobago, and Colombia.

Europe, primarily North Sea. As of December 31, 2020, the Company had two owned vessels located in this region, primarily supporting the construction and maintenance of offshore wind turbines. On January 12, 2021, the Company completed the sale of its Windcat Workboats CTV Business, comprised of 46 CTVs located in Europe providing crew transfer to offshore wind platforms.

Seasonality

The demand for the Company’s fleet can fluctuate with weather conditions because maintenance, construction and decommissioning activities are planned during times of the year with more favorable weather conditions. Seasonality is most pronounced for the liftboat fleet in the U.S. Gulf of Mexico and Europe, and offshore support vessels in the Middle East and West Africa, with peak demand normally occurring during the summer months. As a consequence of this seasonality, the Company typically schedules drydockings or other repair and maintenance activity during the winter months.

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

During the year ended December 31, 2020, two customers, SEACOR Marine Arabia LLC, a joint venture through which vessels are in service to Saudi Aramco, and Exxon Mobil, were each responsible for over 10% of the Company’s consolidated operating revenues from continuing operations. Saudi Aramco and Exxon Mobil were responsible for 21% and 17%, respectively, of the Company’s consolidated revenues from continuing operations. The Company’s ten largest customers accounted for approximately 76% of the consolidated revenues from continuing operations in 2020. The loss of one or more of these customers could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Risks of Foreign Operations

For the years ended December 31, 2020, 2019, and 2018, 89%, 75% and 71%, respectively, of the Company’s operating revenues was from continuing operations and ($6.6) million, ($13.0) million, and ($1.9) million, respectively, of the Company’s equity in losses from 50% or less owned companies, net of tax, were derived from its foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows or prospects. See the risk factors regarding international operations in “Item 1A. Risk Factors.”

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

Regulatory Matters

Domestically registered vessels are subject to the jurisdiction of the U.S. Coast Guard (“USCG”), the National Transportation Safety Board (“NTSB”), the U.S. Customs and Border Protection (“CBP”), the U.S. Environmental Protection Agency (“EPA”) and the U.S. Maritime Administration (“MARAD”), as well as in certain instances applicable state and local laws. The Company’s operations may, from time to time, also fall under the jurisdiction of the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) and its Safety and Environmental Management System regulations, and the Company must also periodically certify that its maritime operations adhere to those regulations. These agencies and organizations establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards.

The Company is subject to regulation under the Jones Act and related U.S. cabotage laws, which restrict ownership and operation of vessels in the U.S. coastwise trade (defined as trade between points in the U.S.), including the transportation of cargo. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the U.S., registered under the U.S.-flag, manned by predominantly U.S. crews, and be owned and operated by U.S. citizens within the meaning of the Jones Act. Violation of the Jones Act could prohibit operation of vessels in the U.S. coastwise trade during the period of such non-compliance, result in material fines and subject Company vessels to seizure and forfeiture.

To facilitate compliance with the Jones Act, the Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws: (i) limit the aggregate percentage ownership by non-U.S. citizens of any class of the Company’s capital stock (including Common Stock) to 22.5% of the outstanding shares of each such class to ensure that ownership by non-U.S. citizens will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorize the Company’s Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%; (ii) permit the institution of a dual stock certification system to help determine such ownership; (iii) provide that any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against the Company and that neither the Company nor its transfer agent shall register such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as a stockholder of the Company for any purpose whatsoever except to exercise its remedies; (iv) provide that any such excess shares shall not have any voting or dividend rights; (v) permit the Company to redeem any such excess shares; and (vi) permit the Board of Directors to make such reasonable determinations as may be necessary to ascertain such ownership and implement such limitations. In addition, the Company’s Third Amended and Restated By-Laws limit the number of non-U.S. citizens that may serve as directors and restrict any non-U.S. citizen officer from acting in the absence or disability of the Chairman of the Board of Directors, the Chief Executive Officer or the President.  For more information, see the Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws, which are filed as exhibits to this Annual Report on Form 10-K.

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

The Maritime Labour Convention, 2006 (the “MLC”) establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC defines seafarer to include all persons engaged in work on a vessel in addition to the vessel's crew. Under this MLC definition, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be potentially responsible for salaries and/or benefits of third-parties that may board one of its vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. Although the U.S. is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when visiting a port in a country that is a party to the MLC. The Company has developed and implemented a fleetwide plan designed to comply with the MLC to the extent applicable to its vessels.

The hull and machinery of most commercial vessels are classed by an international classification society authorized by its country of registry and subject to survey and inspection by shipping regulatory bodies. The international classification society certifies that a vessel is maintained in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. Certain of the Company's vessels are subject to the periodic inspection, survey, drydocking and maintenance requirements of the USCG, the American Bureau of Shipping and other marine classification societies.

Under provisions of the Merchant Marine Act of 1936 and Chapter 563 of Title 46 of the United States Code, the Company’s U.S.-flag vessels are subject to requisition or purchase by the U.S. government under certain terms and conditions during a national emergency as described further in the risk factor under the heading “The Company’s U.S.-flag vessels are subject to requisition for ownership or use by the U.S. in case of national emergency or national defense need” under “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Vessels registered under other flag states may also be subject to requisition or purchase in accordance with local law.

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

Although the Company faces some risk when responding to third-party oil spills, a responder engaged in emergency and crisis activities has qualified immunity from liability under U.S. federal law and all U.S. coastal state laws for any spills arising from its response efforts, except in the event of death or personal injury or as a result of its gross negligence or willful misconduct. The Company may also have derivative immunity when working under the orders of a Federal On Scene Coordinator.

The International Safety Management Code (“ISM Code”), adopted by the International Maritime Organization (the “IMO”) as an amendment to SOLAS, provides international standards for the safe management and operation of ships and for the prevention of marine pollution from ships. The U.S. enforces the ISM Code for all U.S.-flag vessels and those foreign-flag vessels that call at U.S. ports. All of the Company’s vessels that are 500 or more gross tons are required to be certified under the standards set forth in the ISM Code’s safety and pollution protocols. The Company also voluntarily complies with these protocols for some vessels that are under the mandatory 500-gross ton threshold and many of the Company’s customers contractually require compliance with these protocols regardless of the gross tonnage of the vessel. Under the ISM Code, vessel operators are required to develop an extensive safety management system (“SMS”) that includes, among other things, the adoption of a written system of safety and environmental protection policies setting forth instructions and procedures for operating their vessels subject to the ISM Code and describing procedures for responding to emergencies. The Company has developed such a SMS. These SMS policies apply to both the vessel and shore-side personnel and are vessel specific. The ISM Code also requires a Document of Compliance (“DOC”) to be obtained for the vessel manager and a Safety Management Certificate (“SMC”) to be obtained for each vessel subject to the ISM Code that it operates or manages. The Company has obtained DOCs for its shore side offices that have responsibility for vessel management and SMCs for each of the vessels that such offices operate or manage.

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

The Company does not expect that it will be required to make capital expenditures in the near future to comply with environmental laws and regulations that would have a material adverse effect on its financial position, results of operations, cash flows or prospects. However, because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations.

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

Under OPA 90, owners and operators of regulated facilities and owners and operators or bareboat charterers of vessels are “responsible parties” and may be jointly, severally and strictly liable for removal costs and damages arising from facility and vessel oil spills or threatened spills up to certain limits of liability as discussed below. Damages are defined broadly to include: (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from, the destruction of real and personal property; (iii) net loss by various governmental bodies of taxes, royalties, rents, fees or profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire or other hazards or taking additional safety precautions; and (vi) loss of subsistence use of available natural resources.

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

Under the Nontank Vessel Response Plan Final Rule issued by the USCG in 2013, owners and operators of nontank vessels are required to prepare Nontank Vessel Response Plans. The Company expects its current pollution liability insurance to cover spill removal costs, subject to coverage deductibles and limitations, including a cap of $1.0 billion. There could be a material adverse effect on the Company’s business, financial position, results of operations, cash flows or prospects if the Company incurs spill liability under circumstances in which the insurance carrier fails or refuses to provide coverage or the loss exceeds the Company’s coverage limitations.

MARPOL is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental discharges. It is implemented in the U.S. pursuant to the Act to Prevent Pollution from Ships. Since the 1990s, the Department of Justice (“DOJ”) has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crew members, shore side personnel, and corporate officers related to violations of MARPOL. Violations have related to pollution prevention devices, such as the oily-water separator, and include falsifying records, obstructing justice, and making false statements. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required most defendants to implement a comprehensive environmental compliance plan (“ECP”) or risk losing the ability to trade in U.S. waters. If the Company is subjected to a DOJ prosecution, it could suffer material adverse effects, including substantial criminal penalties and defense costs, reputational damages and costs associated with the implementation of an ECP.

The Clean Water Act (“CWA”) prohibits the discharge of “pollutants” into the navigable waters of the U. S. The CWA also prohibits the discharge of oil or hazardous substances into navigable waters of the U. S. and the EEZ around the U. S. and imposes civil and criminal penalties for unauthorized discharges, thereby exposing the Company to potential liability that is in addition to its exposure arising under OPA 90 and CERCLA.

The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the U.S. Pursuant to the NPDES permitting program, the EPA has issued Vessel General Permits covering discharges incidental to normal vessel operations. The EPA issued the 2013 Vessel General Permit (“2013 VGP”) in 2013 with an initial five-year term. In light of the legislation described below, the 2013 VGP continues to apply to the Company’s U.S.-flag and foreign-flag commercial vessels that are at least 79 feet in length and operate within the three-mile territorial sea of the U.S. The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges that occur normally in the operation of a vessel, including ballast water, and implements various training, inspection, monitoring, record keeping, and reporting requirements, as well as corrective actions upon identification of deficiencies. The Company has filed a Notice of Intent to be covered by the 2013 VGP for each of its ships that operate in U.S. waters.

On December 4, 2018, the Vessel Incidental Discharge Act (“VIDA”) was enacted, establishing a new framework for the regulation of discharges incidental to the normal operations of vessels.  In October of 2020, the EPA published proposed performance standards for vessel incidental discharges and the EPA is expected to publish final standards in 2021. VIDA requires the USCG to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards. VIDA extends the 2013 VGP’s provisions, leaving them in effect until new regulations are final and enforceable.  Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the 2013 VGP, including submission of annual reports. The Company can provide no assurance as to when the new regulations and performance standards will be issued, nor can it predict what additional costs it may incur to comply with any such new regulations and performance standards.

Many countries have ratified and are thus subject to the liability scheme adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the “1992 Protocol”). Under both the 1969 Convention and the 1992 Protocol, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil from ships carrying oil in bulk as cargo, subject to certain complete defenses. These conventions also limit the liability of the shipowner under certain circumstances, provided the discharge was not caused by the shipowner’s actual fault or intentional or reckless misconduct.

Vessels trading to countries that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its Protection and Indemnity insurance will cover any liability under these conventions, subject to applicable policy deductibles, exclusions and limitations.

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

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, was adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in the EEZs, of the countries that are party to it. Although the U.S. has not ratified this convention, U.S.-flag vessels operating internationally would be subject to it if they sail within the territorial waters of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.

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

The IMO ratified the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, otherwise known as the Ballast Water Management Convention (the “BWM Convention”), effective September 8, 2017. Under the BWM Convention, all ships engaged in international voyages are required to manage their ballast water and sediments under a ship-specific ballast water management plan. The U.S. is not a party to the BWM Convention, but U.S. flagged vessels that undertake international voyages may have to install a USCG/EPA approved ballast water treatment system (“BWTS”) or use one of the other management options under the USCG/EPA ballast water management rules and the BWM Convention to achieve compliance. The Company installs BWTS on its vessels as required by the USCG/EPA and BWM Convention.

The Endangered Species Act, related regulations and comparable state laws protect species threatened with possible extinction. Protection may include restrictions on the speed of vessels in certain ocean waters and may require the Company to change the routes of vessels during particular periods.

The Clean Air Act (as amended, the “CAA”) requires the EPA to promulgate standards applicable to emissions of various air contaminants. The CAA also requires states to submit State Implementation Plans (“SIPs”), which are designed to attain national health-based air quality standards throughout the U.S., including major metropolitan and industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. The EPA and some U.S. states have each proposed more stringent regulations of air emissions from propulsion and auxiliary engines on oceangoing vessels.

MARPOL also addresses air emissions, including emissions of sulfur and nitrous oxide (“NOx”), from vessels, including a requirement to use low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. As of January 1, 2020, vessels worldwide are required to use fuel with a sulfur content no greater than 0.5%, which is a reduction from the prior limit of 3.5%. As a result of this reduction, fuel costs for vessel operations could rise dramatically, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. MARPOL also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes irrespective of the tonnage of the vessel into which such an engine is installed. The actual NOx limit is determined by a variety of factors, including the vessel’s construction date, the rated speed of the vessel’s engine, and the area in which the vessel is operating.

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

The Company’s operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject in the U.S. to the requirements of the Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. From time to time the Company arranges for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. Moreover, vessel owners and operators may be subject to more stringent state hazardous waste requirements. If such materials are improperly disposed of by third-parties with which the Company contracts, the Company could potentially still be held liable for cleanup costs under applicable laws.

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

Various international conventions and federal, state and local laws and regulations have been considered or implemented to address the environmental effects of emissions of greenhouse gases, such as carbon dioxide and methane. The U.S. Congress has considered, but not adopted, legislation designed to reduce emission of greenhouse gases. At United Nations climate change conferences over the past few decades, various countries have agreed to specific international accords or protocols to establish limitations on greenhouse gas emissions. In December 1997, the Kyoto Protocol was adopted pursuant to which member parties agreed to implement national programs to reduce emissions of greenhouse gases. At the 2015 United Nations climate change conference in Paris, various countries adopted the Paris Agreement, which seeks to reduce emissions in an effort to slow global warming. While the U.S. signed the Paris Agreement in 2016, it formally withdrew from the agreement in 2020. In January 2021, President Biden issued an executive order announcing that the U.S. will be rejoining the Paris Agreement. The Paris Agreement does not specifically mention shipping.

The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The first step toward this goal occurred in October 2016, when the IMO adopted a system for collecting data on ships’ fuel-oil consumption, which will be mandatory and apply globally. In 2020, the IMO proposed amendments to MARPOL that would require vessels to combine a technical and an operational approach to reduce their carbon intensity. The measures are aimed at reducing carbon intensity of international shipping by 40% by 2030, compared to 2008.

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

The Company manages exposure to losses from the above-described laws through its development of appropriate risk management programs, including compliance programs, safety management systems and insurance programs. Although the Company believes these programs mitigate its legal risk, there can be no assurance that these programs will be able to prevent all infractions, nor can the Company provide assurances that future regulations or requirements or any discharge or emission of pollutants by the Company will not have a material adverse effect on its business, financial position, results of operations, cash flows or prospects.

Security

The USCG, the IMO, states and local ports continue to adopt heightened security procedures related to ports and vessels.

To implement certain portions of the U.S. Maritime Transportation Security Act of 2002 (“MTSA”), in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the U.S. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the International Ship and Port Facility Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The chapter imposes various detailed security obligations on vessels and port authorities. Included in the various requirements under MTSA and/or the ISPS Code are the following:

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

In response to these security programs, the Company has implemented security plans and procedures for each of its U.S.-flag vessels pursuant to rules implementing MTSA that have been issued by the USCG.

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

Employees and Human Capital Management

On September 17, 2020, the Company announced the formation of a sustainability council to oversee the Company’s enhanced environmental, social and governance (“ESG”) program (the “Sustainability Council”). In conjunction with this announcement, the Sustainability Council published an ESG presentation and launched a new section of the Company’s website to highlight both the Company’s track record of sustainable practices, as well as its future plans to further enhance its ESG efforts.

The Sustainability Council is an internal committee that reports to the Board of Directors’ Nominating and Corporate Governance Committee and includes senior executives, operational heads, and safety and health, compliance, and human resources professionals, led by the Company’s Chief Executive Officer. The Sustainability Council collaborates and drives initiatives on all matters related to sustainability, including, but not limited to environmental protection, clean energy technology, social responsibility, employee, contractor and community engagement, health and safety, and community empowerment. Together with the Board of Directors, the Sustainability Council helps establish sustainability goals and integrate them into strategic and tactical business activities across the Company to contribute to risk management and long-term value for all stakeholders.

As part of the Company’s ESG efforts and with the assistance of the Sustainability Council, the Company’s Chief Executive Officer has the primary responsibility for developing, managing, and executing the Company’s human capital strategy. As of December 31, 2020, the Company employed 1,386 individuals directly and indirectly (through crewing or manning agreements), none of whom are members of a union under the terms of an ongoing agreement. Management considers relations with its employees to be satisfactory. The Company believes that its success is driven by its employees, and its human capital strategy focuses on the following key areas:

Health and Safety:  The Company’s health and safety programs, namely its SMS, are implemented to comply with applicable regulations and follow global standards, as well as address the specific hazards of its work environments. The Company regularly conducts management reviews, audits, and inspections onboard its vessels and shore side locations to ensure compliance with applicable regulations, policies, and procedures. The Company is also audited annually by independent classification societies to confirm compliance with applicable regulations and standards. The Company utilizes several metrics to assess the performance of its health and safety policies, procedures, and initiatives, including lost time incidents, medical incidents, and fatalities. In fiscal year 2020, SEACOR Marine achieved the best safety performance in its history while working over 5.4 million man hours across its global businesses. This included zero pollution incidents, zero medical incidents, and a total recordable incident rate of 0.037.

COVID-19 Health Measures:  Since the onset of the COVID-19 pandemic, the health and safety of the Company’s employees has been its highest priority, with the Company conducting weekly COVID-19 Response Management Meetings. Management has been mandated to immediately implement several changes to enhance COVID-19 safety and to mitigate related work environment health risks. For the Company’s offshore operations, these changes included providing personal protective equipment such as protective eyewear, medical suits, medical nitrile gloves, boot covers, face masks, anti-bacterial hand soap and alcohol sanitizers, digital infrared thermometers, and Biohazard Spill-Paks. In addition to providing personal protective equipment, the Company implemented COVID-19 vessel response plans across its global fleet which included quarterly fleet-wide shoreside pandemic illness drills and onboard illness drills, as well as developed a health screening questionnaire and related guidelines. For the Company’s other employees, this included enhancing remote working capabilities as well as other arrangements. In addition, the Company provided access to short-term counseling for any employees dealing with the stress of COVID-19 or other issues. SEACOR Marine will continue to enhance its COVID-19 response and is, among other initiatives, evaluating the use of hydroxyl generators in vessel heating, ventilation, and air conditioning systems primarily to destroy pathogens, viruses and bacteria on surfaces and in the air.

Diversity and Inclusion:  The Company recognizes the value of diversity and inclusion within its organization and strives to ensure that its workplace reflects the diverse communities in which it operates in order to promote collaboration, innovation, creativity and belonging. The Sustainability Council is mandated to develop strategies to promote diversity and inclusion in the workplace, and oversees the Company’s Diversity and Inclusion Committee which is responsible for developing policies and practices to recruit, support, promote and retain staff with diverse backgrounds, experiences and attributes.

The Company is proud of its diverse workforce and cross-cultural competences and, as of December 31, 2020, employed individuals from over 34 countries. The Company further recognizes that the maritime industry has traditionally been male dominated, and as a result, the Company is seeking to increase the representation of women by developing practical and innovative strategies. As of December 31, 2020, 29% of SEACOR Marine’s onshore workforce was female, while only a small fraction of its at sea workforce was represented by female seafarers. SEACOR Marine is committed to continue to recruit and employ qualified candidates regardless of their gender or cultural background.

Training and Talent Development: The Company is committed to the education of its employees and has committed to provide its employees with a variety of learning opportunities, including, but not limited to, leadership training, technical skill development, soft skills development, workplace conduct guidance, and health, safety and security training. The Sustainability Council is working collaboratively with SEACOR Marine’s Human Resources department to continually enhance and promote its training programs to attract new talent as well as develop and retain talent within the organization.

Employee Benefits:  The Company believes in the importance of offering its employees competitive salaries and wages, together with comprehensive insurance options. The Company recognizes the importance of comprehensive healthcare benefits, including medical, prescription drug, vision and dental, and employees and their family members are provided with tools and resources to assist in adopting and maintaining a healthy lifestyle. The Company pays the cost of basic life insurance, accidental death and dismemberment insurance, and short-term disability for its employees. Additionally, employees may purchase supplemental life, dependent life, and long-term disability insurance. Other valuable benefits provided by the Company include life and travel assistance programs, will preparation and a 401(k) plan.

ITEM 1A.	RISK FACTORS

Summary of Risk Factors

The Company’s business, financial position, results of operations, cash flows and prospects may be materially adversely affected by numerous risks. Carefully consider the risks described below, which represent the material risk factors that affect the Company and are known to the Company at this time, as well as the other information that has been provided in this Annual Report on Form 10-K. Additional risks, not presently known to the Company or not perceived as material, may also materially and adversely affect the Company’s business, financial position, results of operations, cash flows and prospects. Material risks that may affect the Company’s business, financial position, results of operations, cash flows and prospects include, but are not necessarily limited to, those relating to:

Risk Factors Related to the Company’s Business and Industry

•	fluctuating prices and decreased demand for oil and natural gas;
•	decreased demand for offshore oil and natural gas exploration, development and production;
•	COVID-19 pandemic and its impact on the price of oil, demand for oil, and demand for services;.
•	COVID-19 pandemic, health epidemics and other outbreaks and their impact and disruption to business operations and workforce;
•	restrictions and limitations imposed by credit facilities on operating and financial flexibility;
•	debt structure;
•

downward pricing pressures on the price of crude oil and natural gas resulting from unconventional crude oil and natural gas sources and improved economics of producing natural gas and oil from such sources;

•	losses or impairment charges related to sold or idle vessels;
•	ability to retain customers due to a failure to maintain an acceptable safety record;
•	increase in competition in the offshore marine service industry;
•	oversupply of vessels or equipment serving offshore oil and natural gas operations may adversely impact charter rates for vessels and equipment;
•	loss of significant customers;
•	consolidation of customer base may adversely affect demand for services and reduction in revenue;
•	inability to maintain or replace offshore support vessels as they age;
•	failure to successfully complete construction or conversion of vessels, repairs, maintenance or routine drydockings on schedule and on budget;
•	seasonal factors and their impact on business operations and workforce;
•	incurring high levels of fixed costs regardless of business activity levels;
•	incurring higher than expected costs to return previously cold-stacked vessels to class as the markets recovers or marketing strategies change;
•	inability to renew or replace expiring contracts for vessels;
•	early termination of vessel contracts may adversely affect operations;
•	increased domestic and international laws and regulations, including additional laws and regulations in the event of high-profile incidents;
•	changes in federal government regulation of offshore resources for the production of oil and natural gas;
•	changes in laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business;
•	changes in climate change and environmental regulations;
•	instability of political, military and economic conditions in foreign countries;
•	business operation disruptions and exposure to liability caused by hazards customary for the operation of vessels;
•	inadequacy of insurance coverage;

•	adverse affects and additional risks to business resulting from significant corporate transactions;
•	prohibition of operation of offshore support vessels in the U.S. resulting from failure to restrict the amount of ownership of the Company’s Common Stock by non-U.S. citizens;
•	repeal, amendment, suspension or non-enforcement of the Jones Act;
•	inability to sell off a portion of the business or forfeiture of vessels resulting from restrictions placed on non-U.S. citizen ownership;
•

restrictions placed by the Company’s incorporation and formation documents limiting ownership of Common Stock by individuals and entities that are not U.S. citizens may affect liquidity of Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights;

•	inability to access funds, redeem any excess shares and suspension of operations in the U.S. coastwise trade due to non-U.S. citizens owning more than 22.5% of the Company’s Common Stock;
•	U.S. national emergency or national defense needs;
•	inadequate indemnification by customers for damage to their property or the property of their other contractors;
•

inability to improve cash flow and liquidity through vessel sales resulting from inability to locate buyers with access to financing or to complete any sales on acceptable terms or within a reasonable time frame;

•	inability to collect amounts owed by customers;
•	lack of sole decision-making authority and disputes between joint ventures and investments in joint ventures;
•	exposure to potential future losses due to participation in industry-wide, multi-employer, defined benefit pension plans;
•	inability to improve operations and financial systems, and recruitment of additional staff;
•	inability to attract and retain qualified personnel and crew vessels appropriately;
•	federal law and state law job-related claims;
•	inability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches;
•	inability to install ballast water treatment systems and modify vessels;

Risk Factors Related to the Company’s Spin-off

•	indemnifications and liabilities arising out of the Company’s Spin-off from SEACOR Holdings;
•	U.S. federal income tax liabilities related to the Company’s Spin-off from SEACOR Holdings;

Risk Factors Related to the Company’s Common Stock

•	fluctuations in Common Stock price;
•	ownership dilution;
•	Common Stock price and trading volume decline due to securities or industry analyst reports and recommendations;
•	“Emerging Growth Company” requirements;
•	costs associated with the development and maintenance of proper and effective internal controls over financial reporting;
•	failure to achieve and maintain effective internal controls over financial reporting;
•

depression of Common Stock price due to provisions in the Company’s incorporation and formation documents that may discourage, delay or prevent a change of control of the Company or changes in the Company’s management;

•	limitations to Common Stockholders ability to obtain favorable judicial forum for disputes due to forum selection clause restrictions placed by the Company’s incorporation and formation documents; and
•	intention not to pay dividends on our Common Stock for the foreseeable future.

Risk Factors Related to the Company’s Business and Industry

The Company is exposed to fluctuating prices of oil and natural gas and decreased demand for oil and natural gas.

The market for the Company’s offshore support services is impacted by the comparative price for exploring, developing, and producing oil and natural gas and by the corresponding supply and demand for oil and natural gas, both globally and regionally. Among other factors, the increased supply of oil and natural gas from the development of unconventional oil and natural gas supply sources, particularly shale, and technologies to improve recovery from current sources have caused a reduction in the price of oil and natural gas as well as demand and prices charged for offshore support services globally. The advent of electric cars, development of alternative sources of energy to hydrocarbons, such as solar and wind power and other developing technology, could also diminish the demand for oil and natural gas. Such diminution of demand could place continued or additional pressure on the price of oil and therefore demand for the Company’s services, as developing offshore oil fields, particularly in deep waters, is one of the most expensive sources of hydrocarbons. Other factors that influence the supply and demand and the relative price of oil and natural gas include operational issues, natural disasters, weather, political instability, conflicts, civil unrest, the worldwide economic, political and military environment, acts of terrorism, foreign exchange rates, economic conditions and actions by major hydrocarbon-producing countries. The price of oil and natural gas and the relative cost to extract, proximity to market and political imperatives of countries with offshore deposits affect the willingness to commit investment for contract drilling rigs and offshore support vessels used for offshore exploration, field development and production activities, which in turn affects the Company’s results of operations. Prolonged periods of low oil and natural gas prices or rising costs result in lower demand for the Company’s services and can give rise to impairments of the Company’s assets.

The Company’s operations depend on the level of spending by oil and natural gas companies for exploration, development and production, maintenance and decommissioning activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile over the past few years and are expected to continue to be volatile for the foreseeable future. For example, oil prices were as high as $107 per barrel during 2014, followed by a near ten-year low of $26 per barrel in February 2016, and then a high of $76 per barrel in October 2018. The fallout of the novel strain of coronavirus (“COVID-19”) pandemic has pushed oil prices to a new low. The West Texas Intermediate (“WTI”) front month oil prices experienced unprecedented volatility during 2020, including going negative for a short period of time. While oil prices increased to a high of around $65 per barrel in early March 2021, no assurances can be given that the increases will continue or be sustained. Declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand. Since developing offshore oil fields, particularly in deep waters, is one of the most expensive sources of hydrocarbons and providing transportation and logistics services to these markets is the largest component of the Company’s business, the Company is particularly exposed to depressed oil and natural gas prices that last for some period of time. When the Company’s customers experience low commodity prices or come to believe that they will be low in the future, they generally reduce their capital spending for offshore drilling, exploration and field development. The significant decrease in oil and natural gas prices that began in the second half of 2014 caused a reduction in many of the Company’s customers’ exploratory, drilling, completion and other production activities and, as a result, related spending on the Company’s services. As such, the Company’s overall fleet utilization for the years ended December 31, 2020, 2019 and 2018, was 55%, 60% and 52%, respectively. The prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, has materially and adversely affected the Company by negatively impacting its fleet utilization, which in turn has negatively affected its revenues, cash flows, profitability and the fair market value of the Company’s vessels. It could also affect the collectability of the Company’s receivables and its ability to retain skilled personnel. Periods of low activity intensify price competition in the industry, which erodes operating margin, and can lead to the Company’s vessels being idle for long periods of time.

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

The prolonged material downturn in oil and natural gas prices has caused a substantial decline in expenditures for exploration, development and production activity, which has resulted in a decline in demand and lower rates for the Company’s offshore energy support services and, in turn, lower utilization levels over the last five years. The continuation or worsening of such decrease in activity is likely to further reduce the Company’s day rates and its utilization, which may in turn have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. In addition, an increase in commodity demand and prices will not necessarily result in an immediate increase in offshore drilling activity since project development lead and planning times, reserve replacement needs, expectations of future commodity demand, prices and supply of available competing vessels all combine to affect demand for the Company’s vessels.

Moreover, for the years ended December 31, 2020, 2019, and 2018, approximately 11%, 25%, and 30%, respectively, of the Company’s operating revenues were earned in the U.S. Gulf of Mexico. Historically, the Company has been and continues to be dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world due to more localized factors. The Company has some ability to shift the location of its assets between regions depending upon local regulation and cost of doing business, among many other factors, and, while it has repositioned some assets from the U.S. Gulf of Mexico to other regions and may continue to do so in the future, such efforts may not be sufficient to counter the localized downturn in the region.

The COVID-19 pandemic has resulted in a decrease in the price of and demand for oil, which has caused, and may continue to cause, a decrease in the demand for the Company’s services.

During 2020, oil prices have experienced record declines in response to a significant amount of oversupply in oil and natural gas caused by (i) the COVID-19 pandemic that began in late 2019 and has led to a substantial decrease in global economic activity and (ii) supply decisions made principally by Russia and Saudi Arabia resulting in the failure to agree on terms to maintain production limits and the ensuing influx of additional oil to an already oversupplied market. These declines in oil and natural gas prices come on top of prices that have, for the last few years, been below historic averages. On January 2, 2020, WTI crude oil prices closed at a price of $61.18 per barrel. On April 20, 2020, the NYMEX WTI oil futures price for May 2020 went “negative” to -$37.63 per barrel. By December 31, 2020, WTI front month crude oil prices closed at a price of $48.52 per barrel, still below historic average. While the Organization of the Petroleum Exporting Countries Plus (“OPEC+”) members have implemented a production cut, the cuts failed to return oil and natural gas prices to pre-COVID-19 pandemic during 2020. To the extent that the COVID-19 pandemic continues to negatively impact the demand for oil and natural gas, the Company expects there to be an excess supply of oil and natural gas. This excess supply could, in turn, result in transportation and storage capacity constraints in the United States, or even the elimination of available storage. The decrease in prices caused by the COVID-19 pandemic could cause the Company’s customers’ to further reduce exploratory, drilling, completion and other production activities, which could have a material adverse effect on the Company’s business and liquidity.

The Company’s operation and workforce faces risks related to the COVID-19 pandemic, health epidemics and other outbreaks, which could significantly disrupt the Company’s operations.

The Company’s operations and financial results were adversely affected by the COVID-19 pandemic as a result of decreased demand and the increase in costs due to operational changes enacted to enhance crew and on-share employee safety.  However, the Company believes that it has sufficient liquidity to meet its obligations for the foreseeable future, especially after receipt of the proceeds from the sale of Windcat Workboats and the anticipated tax refund under the CARES Act.

In addition, the pandemic may affect the health of the Company’s workforce, and international, national and local government interventions enacted to reduce the spread of COVID-19 may render the Company’s employees unable to commute to work and/or travel. Although the Company’s workforce is largely considered to be “essential” under guidance issued by the U.S. Cybersecurity and Infrastructure Security Agency, work, travel and other restrictions may vary in other regions of the world in which the Company has significant operations, such as Africa, Middle East and Asia, Latin America and Europe. Therefore, the Company may experience reduced productivity and an inability to fully support its offshore operations if the Company’s onshore personnel work remotely due to restrictions related to COVID-19. In addition, while many governments relaxed COVID-19 related restrictions during the northern hemisphere’s summer months, subsequent increases in infection rates have caused many restrictions to be reinstituted and, in some cases, such restrictions have been more severe than they were initially.

Additionally, an outbreak of COVID-19 on any of the Company’s vessels may result in the vessel, or some or all of the vessel crew, being quarantined, which would hinder the vessel’s ability to generate revenue and the crew’s ability to man any substitute vessel. The Company may also experience challenges in connection with the Company’s offshore crew changes due to health and travel restrictions related to COVID-19. The duration and severity of the business disruption and related financial impact from the COVID-19 pandemic cannot be reasonably estimated at this time and will depend on, among other things, sustained decreases of infections rates as well as the pace of production and deployment of vaccines. If the impact of the COVID-19 pandemic continues for an extended period of time, not only could it materially adversely affect the demand for the Company’s services but also the ability of the Company to provide such services, either of which could have a material adverse effect on the Company’s business. Adverse affects of the COVID-19 pandemic could exacerbate many of the other risks set forth in this “Risk Factors” section and the Company’s other SEC filings, such as those relating to the Company’s financial performance and debt obligations.

Any further outbreak of contagious diseases and other adverse public health developments, or the fear of such events, may cause similar issues or require the implementation of additional restrictions and precautionary measures. Any such restrictions or precautionary measures may curtail travel or impact the delivery or mobilization of vessels to and from certain countries, or geographic regions, or the ability to crew vessels appropriately. Any prolonged disruption of our delivery or mobilization schedule would likely impact our sales and operating results. A health epidemic or other outbreak may impact certain of our crews, which may materially and adversely affect our business, financial condition and results of operations. In addition, to the extent an outbreak of any such diseases cause a deterioration of the global economy it could impact oil and gas prices, which in turn could impact our business.

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

Many of the Company’s existing credit facilities impose, and its future credit facility may impose, restrictions, such as negative covenants and maintenance of financial ratio covenants, which may limit its operating and financial flexibility. Negative covenants such as limitations on additional indebtedness or liens may affect the Company’s ability to incur additional debt if needed, while asset sale covenants could affect its ability to sell assets to generate liquidity. Requirements to maintain a minimum level of liquidity could also affect cash available for working capital, capital expenditures and general corporate purposes The Company’s ability to maintain financial ratio covenants may be affected by general economic conditions or other events beyond the Company’s control and no assurance can be given that such ratios will be met in the future. If the Company is unable to meet such ratios, it may be unable to reach agreements with the lenders under such agreements for waivers and/or amendments to the applicable covenants. Failure to comply with these restrictions could result in the lenders accelerating all amounts due under the debt facility and potentially trigger a default or acceleration of the Company’s other debt facilities.

There are risks associated with the Company’s debt structure.

As of December 31, 2020, the Company has $521.9 million of outstanding indebtedness, including the Convertible Senior Notes and obligations under secured notes and credit facilities secured by mortgages on various vessels. This includes the $130.0 million loan facility that was entered into by SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly owned subsidiary of the Company, on September 26, 2018.

The Company’s ability to meet its debt service obligations and refinance its current indebtedness, as well as any future debt that it may incur, will depend upon its ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, the Company’s results of operations, industry cycles, seasonality and financial, business, the general state of the capital markets at the time it seeks to refinance its debt and other factors, some of which may be beyond the Company’s control. If the Company cannot repay or refinance its debt as it becomes due, the Company may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, dedicating an unsustainable level of the Company’s cash flow from operations to the payment of principal and interest on its indebtedness and/or reducing the amount of liquidity available for working capital, capital expenditures and general corporate purposes. The Company’s failure to pay or refinance its current or future debt under a credit facility when it becomes due could lead to the acceleration of all amounts due under such facility and potentially trigger a default or acceleration of the Company’s other debt facilities. The Company’s obligations to repay indebtedness and comply with restrictive and/or financial maintenance covenants could also impair its ability to rapidly respond to changes in its business or industry and withstand competitive pressures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information. The Company’s overall debt level and/or market conditions could limit its ability to issue additional debt in amounts and/or on terms that it considers reasonable.

Unconventional crude oil and natural gas sources and improved economics of producing natural gas and oil from such sources has and will likely continue to exert downward pricing pressures on the price of crude oil and natural gas.

The rise in production of crude oil and natural gas from shale in North America and the increased use of large Liquefied Natural Gas export facilities around the world are, at least to date, significant contributors to an over-supplied natural gas market and a similar environment for the crude oil market. Production of crude oil and natural gas from unconventional sources has also benefited from improved drilling efficiencies that have lowered the costs of extraction from these sources. The rise in production of natural gas and oil from these sources not only affects the price of oil but can also result in a reduction of capital invested in offshore oil and natural gas exploration. Because the Company provides vessels servicing offshore oil and natural gas exploration, a significant reduction in investments in offshore exploration and development in favor of investments in these unconventional resources could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company may record additional losses or impairment charges related to sold or idle vessels

During 2020, 2019, and 2018, the Company recognized impairment charges of $18.8 million, $12.0 million, and $14.6 million, respectively, related to tangible assets. Prolonged periods of low utilization or low day or charter rates, the sale of assets below their then carrying value or the decline in market value of the Company’s assets may cause the Company to experience further losses. If there are indications that the carrying value of any of the Company’s vessels may not be recoverable or if the Company sells assets for less than their then carrying value, the Company may recognize additional impairment charges on its fleet.

Failure to maintain an acceptable safety record may have an adverse impact on the Company’s ability to retain customers.

The Company’s customers consider safety and reliability a primary concern in selecting a service provider. The Company must maintain a record of safety and reliability that is acceptable to its customers. Should this not be achieved, the ability to retain current customers and attract new customers may be adversely affected, which in turn could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

The process of obtaining new charter agreements is highly competitive and generally involves an intensive screening and a competitive bidding process, which, in certain cases, may extend for several months. The Company’s existing and potential competitors may have significantly greater financial resources than the Company. In addition, competitors with greater resources may have larger fleets, or could operate larger fleets through consolidations, acquisitions, new buildings or pooling of their vessels with other companies, and, therefore, may be able to offer a more competitive service than the Company, including better charter rates. The Company expects competition from a number of experienced companies providing contracts to potential customers, including state-sponsored entities and major energy companies affiliated with the projects requiring offshore vessel services. As a result, the Company may be unable to expand its relationships with existing customers or to obtain new customers on a profitable basis, if at all. If the Company is unable to successfully compete, it could have a materially adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

An oversupply of vessels or equipment that serve offshore oil and natural gas operations could have an adverse impact on the charter rates earned by the Company’s vessels and equipment.

The Company’s industry is highly competitive, with oversupply of vessel capacity and intense price competition. Expansion of the supply of vessels and equipment that serve offshore oil and natural gas operations has increased competition in the markets in which the Company operates and affected prices charged by operators. Further, the refurbishment of disused or "mothballed" vessels, conversion of vessels from uses other than oil and natural gas exploration and production support and related activities or construction of new vessels and equipment could add vessel and equipment capacity to current worldwide levels. The current oversupply of vessels and equipment capacity in the offshore marine market could lower charter rates and result in lower operating revenues, which in turn could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company relies on several customers for a significant share of its revenues, the loss of any of which could adversely affect the Company’s business and operating results.

The Company derives a significant portion of its revenues from a limited number of oil and natural gas exploration, development and production companies. During the years ended December 31, 2020, 2019, and 2018, the Company’s ten largest customers accounted for approximately 76%, 61%, and 57%, respectively, of its operating revenues. During the year ended December 31, 2020, two customers, Seacor Marine Arabia LLC, a joint venture through which vessels are chartered to Saudi Aramco, and Exxon Mobil, were each responsible for 10% or more of the Company’s operating revenues from continuing operations. In addition, one or more of the Company’s joint ventures rely primarily on a single customer for their revenues. The portion of the Company’s revenues or any of its joint ventures’ revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, the Company’s ability to meet the customer's needs and other factors, many of which are beyond the Company’s control. In addition, most of the Company’s contracts with its oil and natural gas customers can be canceled on relatively short notice and do not commit its customers to acquire specific amounts of services or require the payment of significant liquidated damages upon cancellation. The loss of business from any of the Company’s significant customers could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, it may have a material adverse effect on the Company’s business, financial position, results of operation, cash flows and prospects.

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

As of December 31, 2020, the average age of the Company’s owned vessels was approximately 7 years. The Company believes that after a vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. In addition, the Company must maintain its vessels to remain attractive to its customers and comply with regulations, including updating or replacing systems and equipment, however, the Company may be unable to carry out drydockings of its vessels, may be limited by insufficient shipyard capacity or its systems and equipment may become obsolete and unsupported by the manufacturer or other service providers, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels, all of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The failure to successfully complete construction or conversion of the Company’s vessels, repairs, maintenance or routine drydockings on schedule and on budget could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

From time to time, the Company may have a number of vessels under conversion and may plan to construct or convert other vessels in response to current and future market conditions. The Company also routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance. Construction and conversion projects and drydockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in either construction or drydockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or undergoing drydockings. Significant cost overruns or delays for vessels under construction, conversion or retrofit could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The operations of the Company’s fleet may be subject to seasonal factors.

Demand for the Company’s offshore support services is directly affected by the levels of offshore drilling and production activity of its oil and gas customers, and construction and maintenance activity for its wind farm customers. Budgets of many of the Company’s customers are based upon a calendar year, and demand for the Company’s services has historically been stronger in the second and third calendar quarters when allocated budgets are expended by its customers and weather conditions are more favorable for offshore activities. In particular, the demand for the Company’s liftboat fleet in the U.S. Gulf of Mexico and Europe and offshore support vessels in the Middle East and West Africa, are seasonal with peak demand normally occurring during the summer months. Adverse events relating to the Company’s vessels or business operations during peak demand periods could have a significant adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. In addition, seasonal volatility can create unpredictability in activity and utilization rates, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company has high levels of fixed costs that will be incurred regardless of its level of business activity.

The Company’s business has high fixed costs. Maintenance downtime or low productivity due to reduced demand can have a significant negative effect on the Company’s operating results and financial condition. Some of the Company’s fixed costs will not decline during periods of reduced revenue or activity. During times of reduced utilization, the Company may not be able to reduce its costs immediately as it may incur additional costs associated with preparing vessels for cold stacking. Moreover, the Company may not be able to fully reduce the cost of its support operations in a particular geographic region due to the need to support the remaining vessels in that region. A decline in revenue due to lower day rates and/or utilization may not be offset by a corresponding decrease in the Company’s fixed costs and could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

As the markets recover or the Company changes its marketing strategies or for other reasons, the Company may be required to incur higher than expected costs to return previously cold-stacked vessels to class.

In response to the decrease in demand stemming from lower oil and natural gas prices, the Company has cold-stacked a number of offshore support vessels. As of December 31, 2020, 22 of 64 owned and leased-in offshore support vessels were cold-stacked worldwide. No assurance can be given that the Company will be able to quickly bring these cold-stacked offshore support vessels back into service or that the cost of doing so would not be significant. Cold-stacked vessels do not receive the same level of maintenance as active vessels. As a result and depending on the length of time the vessels are cold-stacked, the Company could incur deferred drydocking costs for regulatory recertification to return these vessels to active service and may incur costs to hire and train mariners to operate such vessels. These costs are difficult to estimate and could be substantial. Delay in reactivating cold stacked offshore support vessels and the costs and other expenses related to the reactivation of cold-stacked offshore support vessels could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company may not be able to renew or replace expiring contracts for its vessels.

The Company’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of its customers. Given the highly competitive and historically cyclical nature of the industry, the Company may not be able to renew or replace expiring contracts or it may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing day rates, or that have terms that are less favorable to the Company than its existing contracts, or it may be unable to secure contracts for these vessels. This could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The early termination of contracts on the Company’s vessels could have a material adverse effect on its operations.

Most of the long-term contracts for the Company’s vessels contain early termination options in favor of the customer. Although some of such contracts have early termination remedies or other provisions designed to discourage the customer from exercising such options, the Company cannot assure investors that its customers would not choose to exercise their termination rights in spite of such remedies or the threat of litigation with the Company. Until replacement of such business with other customers, any termination could temporarily disrupt the Company’s business or otherwise adversely affect its financial condition and results of operations. The Company might not be able to replace such business on economically equivalent terms. In addition, during the current and prior downturns, the Company has experienced customers requesting contractual concessions even though such concessions were contrary to existing contractual terms. While the Company may not be legally required to give concessions, commercial considerations may dictate that it do so. If the Company is unable to collect amounts owed to it or long-term contracts for its vessels are terminated and its vessels are not sufficiently utilized, this could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

Increased domestic and international laws and regulations may materially adversely impact the Company, and the Company may become subject to additional international laws and regulations in the event of high-profile incidents.

Regulation of the offshore marine industry has intensified over the past several decades, and the Company expects this trend to continue. Changes in laws or regulations regarding offshore oil and natural gas exploration and development activities and technical and operational measures, whether or not in connection with specific incidents, may increase the Company’s costs and the costs of its customers’ operations. For instance, in response to fatalities and environmental damages caused by a 2010 explosion on the Deepwater Horizon, a drilling rig operating in the Gulf of Mexico, various regulatory agencies imposed temporary moratoria on drilling operations and enacted several permanent regulations designed to enhance the safety of operations in the Gulf of Mexico. Compliance with these new regulations and new interpretations of existing regulations have materially increased the cost of drilling operations in the U.S. Gulf of Mexico. New or additional government regulations or laws concerning drilling operations in the U.S. Gulf of Mexico and other regions have in the past and could in the future materially increase the cost of drilling operations in the U.S. Gulf of Mexico and/or cause additional moratoria on drilling activities. These changes may influence decisions by customers or other industry participants that could reduce the demand for the Company’s services. Moreover, continuing changes in regulation make it more difficult for the Company to implement long-term plans. For these reasons, further changes in regulation could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and natural gas.

The Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the release or continued use of offshore resources for oil and natural gas production. The current extent of permitted offshore leasing is uncertain. A moratorium on new offshore oil and gas drilling had been in place for a number of years. Although officials in the Trump Administration took steps to lift the moratorium to allow new offshore oil and gas drilling in nearly all U.S. coastal waters, these efforts were not successful. Because the Company’s operations rely on offshore oil and gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and natural gas leases (for example, due to a serious incident of pollution) could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company is subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business.

Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the staffing, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation and oversight, including by the USCG, Occupational Safety and Health Administration ("OSHA"), the NTSB, the EPA, the IMO, the U.S. Department of Homeland Security, MARAD, CBP, BSEE, and state environmental protection agencies for those jurisdictions in which the Company operates, and to regulation by states and classification societies (such as the American Bureau of Shipping). The Company is also subject to regulation under international treaties, such as (i) MARPOL, (ii) SOLAS, (iii) MLC, (iv) BWM Convention, (v) STCW and (vi) other port regulations. These agencies, organizations, regulations and treaties establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved safety standards. CBP and USCG are authorized to inspect vessels at will. The Company has and will continue to spend significant funds to comply with these regulations and treaties. Failure to comply with these regulations and treaties may cause the Company to incur significant liabilities or restrictions on its operations, any of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company’s business and operations are also subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws and regulations that govern the discharge of oil and pollutants into waters regulated thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, or the suspension or termination of the Company’s operations. Compliance with such laws and regulations frequently require installation of costly equipment, increased staffing, increased fuel costs, specific training, or operational changes. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it is negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the removal costs and damages resulting from the discharge of oil within the navigable waters of the U.S. and the EEZ. In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. Liability for a catastrophic spill could exceed the Company’s available insurance coverage and result in it having to liquidate assets to pay claims. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ongoing cost of complying with these laws and regulations. Additionally, reduced enforcement of existing safety and other laws or regulations may result in a decline in the demand for the Company’s offshore support services that are provided in connection with compliance with such laws or regulations. The Company cannot be certain that existing laws, regulations or standards (and the enforcement thereof), as currently interpreted or reinterpreted in the future, or future laws and regulations and standards will not have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Regulation of the offshore marine services industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident that results in significant pollution or injury could result in additional regulation and lead to strict governmental enforcement or other legal challenges. The variability and uncertainty of current and future shipping regulations could hamper the ability of the Company and its customers to plan for the future or establish long-term strategies. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. For more information, see “Item 1. Business—Governmental Regulations and —Environmental Compliance.”

The Company is required by various governmental and quasi-governmental agencies to obtain, maintain and periodically renew certain permits, licenses and certificates with respect to its operations or vessels. In certain instances, the failure to obtain, maintain or renew these authorizations could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

There are risks associated with climate change and environmental regulations.

Governments, supranational groups and various other parties around the world have, in recent years, proposed or adopted new laws or regulations pertaining to climate change, carbon emissions or energy use that in turn could result in a reduction in demand for hydrocarbon-based fuel. In fact, a number of countries and organizations have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures or international treaties may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions. Additionally, some institutional investors and other groups have indicated a focus on matters affecting the environment, which may result in reduced investment in, or financing available to, the hydrocarbon-based industry. Many of these groups have developed environmental, social and governance standards as benchmarks. Although the Company formed a new Sustainability Council in 2020 to oversee the Company’s enhanced environmental, social and governance program, the Company may not meet these evolving standards or benchmarks; and our failure to do so could adversely impact our business, stock price or access to capital.

Governments could also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy. These requirements could reduce demand for oil and natural gas and therefore the services provided by the Company. Alternatively, changes in U.S. law permitting additional drilling on federal lands could divert capital from offshore exploration. In addition, new environmental or emissions control laws or regulations may require an increase in the Company’s operating costs and/or in its capital spending for additional equipment or personnel to comply with such requirements and could also result in a reduction in revenues due to downtime required for the installation of such equipment. Moreover, various international conventions and federal, state or international laws have significantly increased their regulation of vessel fuel and emissions in recent years, and this trend is likely to continue. Any of these developments, requirements or initiatives could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company has significant international operations, which subjects it to risks. Unstable political, military and economic conditions in foreign countries where a significant proportion of the Company’s operations is conducted could materially adversely impact its business.

The Company operates vessels and transacts other business worldwide. For the years ended December 31, 2020, 2019 and 2018, 89%, 75% and 71%, respectively, of the Company’s operating revenues and ($6.6) million, ($13.0) million and ($1.9) million respectively, of its equity in losses from 50% or less owned companies, net of tax, were derived from its foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas, tariffs and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and natural gas industry and, correspondingly, on the Company should it operate vessels in a country subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.

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

On January 31, 2020, the U.K. formally left the E.U.(“Brexit”) and on December 24, 2020 the U.K. and E.U. agreed to a trade deal (the “Trade and Cooperation Agreement”) which was ratified by the U.K. on December 30, 2020. The Trade and Cooperation Agreement is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. The Trade and Cooperation Agreement allows the U.K and E.U. to continue trading without tariffs or quotas, however, the movement of goods between the U.K. and the remaining member states of the E.U. may be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. In addition, there are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and Cooperation Agreement, and Brexit-related matters may take several years to be clarified and resolved. In particular, the Trade and Cooperation Agreement only covers the trade of goods and, therefore, uncertainly remains over the U.K.’s long-term trading of services relationship with the E.U. At this time, we cannot predict the potential impact of Brexit on our business, if any. Brexit also may create global economic uncertainty, which may cause the Company’s customers and potential customers to monitor their costs and reduce their budgets for the Company’s services. Any of these effects, and others the Company cannot anticipate, could materially adversely affect its business, financial position, results of operations, cash flows and prospects.

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

Although the Company maintains insurance coverage against the risks related to its business, risks may arise for which it may not be insured. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material, and certain policies impose caps on coverage. Insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. There also can be no assurance that existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, or the carrier is unable or unwilling to cover the claim, the Company could be exposed to substantial liability. Further, to the extent the proceeds from insurance are not sufficient to repair or replace a damaged asset, the Company would be required to expend funds to supplement the insurance and in certain circumstances may decide that such expenditures are not justified, which, in either case, could adversely affect the Company’s business, financial position, results of operations, cash flows and prospects.

The Company may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect its financial condition and its results of operations, and may result in additional risks to its business.

The Company continuously evaluates the acquisition and disposition of assets relevant to participants in the offshore energy industry and may in the future undertake significant transactions. Any such transaction could be material to the Company’s business and could take any number of forms, including mergers, joint ventures, investments in new lines of business and the purchase of equity interests or other assets. The form of consideration associated with such transactions may include, among other things, cash, Common Stock, securities convertible into Common Stock or other securities (privately or through a public offering), equity interests in the Company’s subsidiaries, or other assets of the Company. The Company also evaluates the disposition of its assets, in whole or in part, which could take the form of asset sales, mergers or sales of equity interests in its subsidiaries (privately or through a public offering).

These types of significant transactions may present material risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, unexpected expenses, inadequate return of capital, potential acceleration of taxes currently deferred, regulatory or compliance issues, the triggering of certain covenants in the Company’s debt instruments (including accelerated repayment) and other unidentified issues not discovered in due diligence. If the Company was to complete such an acquisition, disposition, investment or other strategic transaction, it may require additional debt or equity financing that could result in a significant increase in the amount of debt the Company has or the number of outstanding shares of its Common Stock. As a result of the risks inherent in such transactions, the Company cannot guarantee that any such transaction will ultimately result in the realization of the anticipated benefits of the transaction or that significant transactions will not have a material adverse impact on the Company’s business, financial positions, results of operations, cash flows and prospects.

If the Company does not restrict the amount of ownership of its Common Stock by non-U.S. citizens, it could be prohibited from operating offshore support vessels in the United States, which would adversely impact the Company’s business and operating results.

The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of vessels used to carry passengers and cargo between points in the U.S. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews and be owned and operated by "U.S. citizens" within the meaning of the Jones Act. Compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own or operate the vessels that the Company operates in U.S. coastwise trade. Although the Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects and could temporarily or permanently prohibit the Company from operating vessels in the U.S. coastwise trade. In addition, the Company could be subject to fines and its vessels could be subject to seizure and forfeiture for violations of the Jones Act and the related U. S. vessel documentation laws.

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

Repeal, substantial amendment, waiver or substantial reinterpretation of provisions of the Jones Act could significantly adversely affect the Company by, among other things, resulting in additional competition from competitors with lower operating costs, because of their ability to use vessels built in lower-cost foreign shipyards, owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. points could be opened to foreign-flag or foreign-built vessels. Because foreign vessels may have lower construction costs and operate at significantly lower costs than companies operating in the U.S. coastwise trade, such a change could significantly increase competition in the U.S. coastwise trade, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

Restrictions on non-U.S. citizen ownership of the Company’s vessels could limit its ability to sell off any portion of its business or result in the forfeiture of its vessels.

As noted above, compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own or operate the vessels that the Company operates in the U.S. coastwise trade. If the Company were to seek to sell any portion of its business that owns any of these vessels, it may have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the U.S. citizenship restrictions described above. As a result, the sales price for that portion of the Company’s business may not attain the amount that could be obtained through unconstrained bidding. Furthermore, if at any point the Company or any of the entities that directly or indirectly own its vessels cease to satisfy the requirements to be a U.S. citizen within the meaning of the Jones Act, the Company would become ineligible to operate in the U.S. coastwise trade and may become subject to penalties and risk forfeiture of its vessels.

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

Under the Jones Act, at least 75% of the outstanding shares of each class or series of the Company’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of the Company’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-Laws are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of the Company’s Common Stock. These restrictions may affect the liquidity of the Company’s Common Stock.

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

The Company’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-Laws contain provisions prohibiting ownership of its Common Stock by persons who are not U.S. citizens within the meaning of the Jones Act, in the aggregate, in excess of 22.5% of such shares, in order to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. The Company’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-Laws permit the Company to redeem such excess shares in the event that the transfer of such excess shares to a trust for sale would be ineffective. The per share redemption price may be paid, as determined by the Company’s Board of Directors, by cash, promissory notes or warrants. However, the Company may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, the Company is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25% of any such class or series of its capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, the Company will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would likely have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company’s U.S.-flag vessels are subject to requisition for ownership or use by the United States in case of national emergency or national defense need.

The Merchant Marine Act of 1936 provides that, during a national emergency declared by presidential proclamation or a period for which the U.S. President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes the Company) and any vessel under construction in the U.S. If any of the Company’s vessels were purchased or chartered by the federal government under this law, the Company would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages it may suffer. The purchase or charter for an extended period of time by the federal government of one or more of the Company’s vessels under this law could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

The Company typically grants its customers credit on a short-term basis. Related credit risks are inherent as the Company does not typically collateralize receivables due from customers. In addition, many of its international customers are state controlled and, as a result, the Company’s receivables may be subject to local political priorities, which are out of the Company’s control. The Company provides estimates for uncollectible accounts based primarily on its judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivables valuations stated on the Company’s financial statements. However, the Company’s receivables valuation estimates may not be accurate and receivables due from customers reflected in its financial statements may not be collectible. The Company’s inability to perform under its contractual obligations, or its customers’ inability or unwillingness to fulfill their contractual commitments to the Company, may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company participates in joint ventures, and its investments in joint ventures could be adversely affected by its lack of sole decision-making authority and disputes between its partners and itself.

The Company participates in domestic and international joint ventures to further expand its capabilities, share risks and gain access to local markets. Due to the nature of joint venture arrangements, the Company does not unilaterally control the operating, strategic and financial policies of these business ventures. Decisions are often made on a collective basis, including the purchase and sale of assets, charter arrangements with customers and management of cash, including cash distributions to partners. In addition, joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions, which means that each joint venture party may have a veto right with respect to such decisions, which could lead to deadlock in the operations of the joint venture or partnership. Decisions made by the managers or the boards of these entities may not always be the decision that is most beneficial to the Company as one of the equity holders of the entity and may be contrary to the Company’s objectives and may limit the Company’s ability to transfer its interests. Investments in joint ventures involve risks that would not be present were a third-party not involved, including the possibility that the Company’s co-ventures might become bankrupt or fail to fund their share of required capital contributions. Any failure of such other companies to meet their obligations to the Company or to third-parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, in turn, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Attracting and retaining skilled personnel is an important factor in the Company’s future success. In addition, the success of the Company is dependent upon its ability to adequately crew its vessels. The market for qualified personnel is highly competitive and the Company cannot be certain that it will be successful in attracting and retaining qualified personnel and crewing its vessels in the future. If the Company fails to retain key personnel and hire, train and retain qualified employees, the Company may not be able to compete effectively and may have increased incident rates as well as regulatory and other compliance failures, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Further, data protection laws apply to the Company in certain countries in which the Company does business. Specifically, the E.U. General Data Protection Regulation (the “GDPR”), increased penalties up to a maximum of 4% of global annual turnover for breach of the regulation. The GDPR requires mandatory breach notification, the standard for which is also followed outside the E.U., particularly in Asia. Non-compliance with data protection laws could expose the Company to regulatory investigations, which could result in fines and penalties. In addition to imposing fines, regulators may also issue orders to stop processing personal data, which could disrupt operations. The Company could also be subject to litigation from persons or corporations allegedly affected by data protection violations. Violation of data protection laws is a criminal offence in some countries, and individuals can be imprisoned or fined. Any violation of these laws or harm to the Company’s reputation could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects.

In order to comply with new ballast water treatment requirements, the Company will have to install expensive ballast water treatment systems and modify its vessels to accommodate such systems.

The BWM Convention, adopted by the UN International Maritime Organization in February 2004, calls for the prevention, reduction or elimination of the transfer of harmful aquatic organisms and pathogens through the control and management of ships' ballast water and sediments. The BWM Convention entered into force on September 8, 2017, with all vessels having to comply by 2024. In order to comply with these living organism limits, vessel owners will have to install expensive ballast water treatment systems and modify existing vessels to accommodate those systems or make port facility disposal arrangements, which may have a material impact on the Company’s business, financial condition and results of operations, depending on the cost of available ballast water treatment systems and the extent to which existing vessels or vessels under construction must be modified to accommodate such systems.

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

If the Company is required to indemnify SEACOR Holdings for certain liabilities and related losses arising in connection with any of these agreements, the Company may be subject to substantial liabilities, which could materially adversely affect its financial position. Specifically, pursuant to the Distribution Agreement, the Company and SEACOR Holdings are required to use their commercially reasonable efforts to cause SEACOR Holdings to be released from any guarantees it has given to third-parties on the Company’s behalf or on behalf of the Company’s 50% or less owned companies. If SEACOR Holdings is not released under any of these guarantees, the Company is required to indemnify SEACOR Holdings for any liabilities incurred as a guarantor. As of December 31, 2020, the aggregate amount of obligations that SEACOR Holdings has guaranteed on the Company’s behalf was $7.0 million. Under the Distribution Agreement, the Company must pay SEACOR Holdings a fee of 0.5% per annum of the aggregate amount of guaranteed by SEACOR Holdings.

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

The Company’s obligations under the Tax Matters Agreement are not limited in amount or subject to any cap. Further, even if the Company is not responsible for tax liabilities of SEACOR Holdings and its subsidiaries under the Tax Matters Agreement, the Company nonetheless could be liable under applicable tax law for such liabilities if SEACOR Holdings were to fail to pay them. If the Company is required to pay any liabilities under the circumstances set forth in the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

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

As with any publicly traded company, an investor’s percentage ownership in the Company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that the Company has and will continue to grant to its directors, officers and employees. For instance, in April 2018, the Company issued 2,168,586 shares of Common Stock, and warrants to purchase 674,164 shares of Common Stock at a purchase price of $0.01 per share, in a private placement for cash, in January 2019, the Company issued 603,872 shares of Common Stock in a private placement to purchase three FSVs, and in March 2020, the Company issued 900,000 shares of Common Stock in a private placement to purchase the remaining 28% minority equity interests in Falcon Global Holdings LLC (“Falcon Global Holdings”) that the Company did not already own. In addition, an investor’s percentage ownership in the Company will be diluted if any of the holders of the Convertible Senior Notes exercise their right to convert the principal amount of their outstanding notes, in whole or in part, into shares of the Company’s Common Stock. Holders of the Convertible Senior Notes are entitled to convert the principal amount of their outstanding notes into shares of the Company’s Common Stock at an initial conversion rate of 23.26 shares of the Company’s Common Stock per $1,000 principal amount of the Convertible Senior Notes through November 29, 2022. The Company has granted the holders of the Convertible Senior Notes certain registration rights to assist them with the sale of Common Stock issuable upon conversion of such notes. Any substantial issuance of the Company’s Common Stock, including Common Stock issuable upon the conversion of the Convertible Senior Notes, could significantly affect the trading price of the Company’s Common Stock.

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

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “Emerging Growth Companies,” including certain requirements relating to accounting standards and compensation disclosure. The Company is classified as an “Emerging Growth Company,” which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. For as long as the Company is an “Emerging Growth Company,” which may be up to five fiscal years, unlike other public companies, unless the Company elects not to take advantage of applicable JOBS Act provisions, it will not be required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholder advisory and other votes on executive compensation. The Company cannot predict if investors will find its Common Stock less attractive if it chooses to rely on these exemptions. If some investors find the Company’s Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for the Company’s Common Stock and its stock price may be more volatile.

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

The Company has historically operated its business as a segment of a public company. As a separate company, it is required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. The Company is also required to ensure that it has the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, the Company is subject to other reporting and corporate governance requirements, including the requirements of the New York Stock Exchange (“NYSE”), and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon the Company. As a public company, the Company is required to:

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

These changes require a significant commitment of additional resources, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. The Company may not be successful in fully and efficiently implementing these requirements and implementing them could materially adversely affect its business, financial position, results of operations, cash flows and prospects.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 could have a material adverse effect on the Company.

The Company’s internal controls were initially developed when it was a subsidiary of SEACOR Holdings. However, section 404 of the Sarbanes-Oxley Act (“Section 404”) requires the Company to establish effective internal controls over financial reporting and disclosure controls and procedures pursuant to Section 404 and to assess the effectiveness of such controls beginning with the fiscal year ended December 31, 2022.

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

The Company’s Third Amended and Restated By-Laws require that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine.

This exclusive forum provision will not apply to claims under the Exchange Act, but will apply to other state and federal law claims including actions arising under the Securities Act of 1933 (although the Company’s stockholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder). Section 22 of the Securities Act of 1933, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act of 1933 or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act of 1933. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in the Company’s Third Amended and Restated By-Laws may limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company. It is also possible that, notwithstanding the forum selection clause included in the Company’s Third Amended and Restated By-Laws, a court could rule that such a provision is inapplicable or unenforceable.

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

General Risk Factors

Difficult economic conditions and volatility in the capital markets could materially adversely affect the Company.

The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside the Company’s control and are difficult to predict. Factors such as commodity prices and demand for commodities, interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation, such as amendments to provisions of the CARES Act that permit us to carryback NOLs not permitted prior to adoption of the act), trade barriers, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts, security operations or pandemics) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Uncertainty about global economic conditions may cause or require businesses to postpone capital spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts because their access to capital is impeded. This would in turn affect the Company’s profitability or results of operations. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial conditions of its customers. Volatility in the conditions of the global economic markets can also affect the Company’s ability to raise capital at attractive prices. The Company’s ongoing exposure to credit risks on its accounts receivable balances are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables,  however, there can be no assurance that such procedures will effectively limit the Company’s credit risk and avoid losses that could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Unstable economic conditions may also increase the volatility of the Company’s stock price.

The Company’s operations are subject to certain foreign currency, interest rate, fixed-income, equity and commodity price risks.

The Company is exposed to certain foreign currency, interest rate, fixed-income, equity and commodity price risks and, although some of these risks may be hedged, fluctuations could impact its financial position and its results of operations. The Company has, and anticipates that it will continue to have, contracts denominated in foreign currencies. It is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates during a contract period. The Company’s financial position, results of operations and cash flows have been negatively impacted for certain periods and positively impacted for other periods, and may continue to be affected to a material extent by the impact of foreign currency exchange rate fluctuations. For example, strengthening of the U.S. dollar could give rise to reduced prices from shipyards and incentivize additional investment in new equipment notwithstanding the current state of such market. The Company’s financial position, results of operations and cash flows may also be affected by the cost of hedging activities that it undertakes. Volatility in the financial markets and overall economic uncertainty also increase the risk that the actual amounts realized in the future on the Company’s debt and equity instruments could differ significantly from the fair values currently assigned to them. In addition, changes in interest rates may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Specifically, rising interest rates, including a potential rapid rise in interest rates, could increase the Company’s cost of capital.

The Company engages in hedging activities which exposes it to risks.

For corporate purposes and also as part of its trading activities, the Company has in the past and may in the future use futures and swaps to hedge risks, such as escalation in fuel costs and movements in foreign exchange rates and interest rates. Such activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. The Company may also purchase inventory in larger than usual levels to lock in costs when it believes there may be large increases in the price of raw materials or other material used in its business. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counter-party risk due to failure of an exchange or institution with which it has entered into a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile. If the Company fails to offset such volatility, this could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company’s results could be impacted by U.S. social, political, regulatory and economic conditions as well as by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. government.

Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade (including the U.S. trade agreements and U.S. tariff policies), travel to and from the U.S., immigration, manufacturing, development and investment in the territories and countries in which the Company operates, and any negative sentiments or retaliatory actions towards the U.S. as a result of such changes, could adversely affect the global marine and support transportation services industry. Recent changes in U.S. foreign policy have created significant uncertainty about the future relationship between the U.S. and China, as well as with other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. Changes in these policies may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

A violation of the Foreign Corrupt Practices Act of 1977 ("FCPA") or similar worldwide anti-bribery laws may adversely affect the Company’s business and operations.

In order to effectively compete in certain foreign jurisdictions, the Company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the Company is subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. The Company has stringent policies and procedures in place to enforce compliance with the FCPA. Nevertheless, the Company does business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary and the Company may be held liable for actions taken by its strategic or local partners even though these partners may not be subject to the FCPA. The Company’s personnel and intermediaries, including its local operators and strategic partners, may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which it operates or may operate in the future. As a result, the Company faces the risk that an unauthorized payment or offer of payment could be made by one of its employees or intermediaries, even if such parties are not always subject to the Company’s control or are not themselves subject to the FCPA or other similar laws to which the Company may be subject. Any allegation or determination that the Company has violated the FCPA (or any other applicable anti-bribery laws in countries in which the Company does business, including the U.K. Bribery Act 2010) could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

Adverse results of legal proceedings could materially adversely affect the Company.

The Company is subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of its business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to the Company’s operations and may cause significant expenditure and diversion of management attention. The Company may be faced with significant monetary damages or injunctive relief against it that which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects should it fail to prevail in certain matters.

Negative publicity may adversely impact the Company.

Media coverage and public statements that insinuate improper actions by the Company, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on the Company’s reputation and the morale of its employees, which could materially adversely affect its business, financial position, results of operations, cash flows and prospects.

The Company’s success depends on key members of its management, the loss of whom could disrupt its business operations.

The Company depends to a large extent on the efforts and continued employment of its executive officers and key management personnel. It does not maintain key-man insurance. The loss of services of one or more of its executive officers or key management personnel could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Offshore support vessels are the principal physical properties owned by the Company as more fully described in “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third-parties for alleged property damages and personal injuries. In the opinion of the Company's management, while the outcome of these matters is uncertain, the likely results of these matters are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR Marine serve at the pleasure of the Board of Directors. The name, age and offices held by each of SEACOR Marine’s current executive officers are as follows:

Name	Age	Position
John Gellert	50

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

Jesús Llorca	45

Executive Vice President and Chief Financial Officer since April 2, 2018. Prior to his appointment, Mr. Llorca was Executive Vice President of Corporate Development since June 1, 2017. Prior to the Spin-off, Mr. Llorca was a Vice President of SEACOR Holdings since 2007. From 2004 to 2007, Mr. Llorca worked in the corporate group of SEACOR Holdings. From 2000 to 2004, Mr. Llorca worked at Nabors Drilling where he held various operational and management positions internationally. Mr. Llorca graduated from ICADE with degrees in business and law.

Gregory Rossmiller	51

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

Andrew H. Everett II	38

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

Market for the Company’s Common Stock

SEACOR Marine’s Common Stock began trading on the NYSE on June 2, 2017 under the trading symbol “SMHI.” The last reported sales price on the Company’s Common Stock of March 1, 2021 was $4.18.

As of March 1, 2021, there were 154 holders of record of Common Stock.

Dividend Policy

The Company currently does not intend on paying any dividends for the foreseeable future. Any payment of future dividends will be at the discretion of SEACOR Marine’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and legal and contractual restrictions, including the provisions of the Company’s other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2020:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shared (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
10/01/20-10/31/20	—	—	—	—
11/01/20-11/30/20	—	—	—	—
12/01/20-12/31/20	—	—	—	—
Total	—	$—	—	—

ITEM 6.	SELECTED FINANCIAL DATA

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

	For the years ended December 31,
	2020	2019	2018	2017	2016
Net Operating Revenues	$141,141	$174,453	$179,161	$98,499	$132,589
Net Loss from Continuing Operations	$(83,413)	$(90,963)	$(82,980)	$(38,979)	$(130,857)
Loss from Continuing Operations Per Common Share	$(3.20)	$(3.22)	$(3.75)	$(1.89)	$(7.34)
Total Assets	$1,017,663	$1,009,193	$1,102,938	$1,008,504	$1,015,119
Long-term Obligations (debt, leases, preferred stock)	$444,960	$364,969	$363,335	$267,321	$196,223
Cash Dividends Per Common Share	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) below presents the Company’s operating results for each of the three years in the period ended December 31, 2020, and its financial condition as of December 31, 2020 and 2019. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements. See “Forward Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of December 31, 2020, excluding its CTV Assets Held for Sale, the Company and its joint ventures operated a diverse fleet of 101 support and specialty vessels, of which 64 were owned or leased-in, 35 were joint-ventured, and 2 were managed on behalf of unaffiliated third-parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

The Company and its joint ventures operate and manage a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations including wind farms, (ii) handle anchors and mooring equipment required to tether rigs to the seabed, and assist in placing them on location and moving them between regions, (iii) provide construction, well work-over, maintenance and decommissioning support and (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists.

Recent Developments

Amendment to FGUSA Credit Facility. On February 24, 2021, SEACOR Marine, Falcon Global USA LLC (“FGUSA”), a wholly owned subsidiary of the Company, and certain subsidiaries of FGUSA, entered into a Seventh Consent, Agreement and Omnibus Amendments (the “Seventh FGUSA Credit Facility Amendment”) to that certain (i) $131.1 million term and revolving loan facility, dated as of February 8, 2018, with a syndicate of lenders administered by JP Morgan Chase Bank, N.A. (as amended, the “FGUSA Credit Facility”) and (ii) obligation guaranty issued by SEACOR Marine, dated February 8, 2018, pursuant to which SEACOR Marine provides a guarantee of certain limited obligations of FGUSA under the Credit Facility (as amended, the “FGUSA Guaranty”).

The Seventh FGUSA Credit Facility Amendment provides for, among other things, (i) the extension from March 2021 to June 2021 of the commencement of monthly repayment of the term loan, with such monthly payments being the lesser of (a) $0.8 million and (b) the amount outstanding under the term loan, (ii) the extension of the FGUSA Guaranty for an additional three months from February 8, 2021 to May 8, 2021, (iii) that the audited financial statements of FGUSA and its consolidated subsidiaries for the fiscal year ended December 31, 2020 are not required to be without a “going concern” or like qualification, commentary or exception, and (iv) the extension of the deadline for delivery of certain physical vessel appraisals from April 30, 2021 to December 31, 2021.

Sale of Windcat Workboats. On January 12, 2021, a wholly-owned subsidiary of the Company, completed the sale of the Windcat Workboats CTV Business through the sale of 100% of the equity of Windcat Workboats (together with its subsidiaries, the “Windcat Group”), to CMB N.V. (the “Windcat Buyer”) pursuant to a Sale and Purchase Agreement entered into on December 18, 2020 (the “Windcat Sale”). At closing, the Windcat Buyer paid to the Company an aggregate purchase price of £32.8 million. After deducting transaction costs and expenses and giving effect to foreign exchange rate hedges, the Company received net cash proceeds of approximately US$42.6 million. The Windcat Buyer also assumed all of the approximately £20.4 million of debt outstanding under Windcat Holdings’ existing revolving credit facility.  As of December 31, 2020, the Windcat Group owned a total of 41 CTVs and held interests in an additional five CTVs through its joint ventures, all of which were included in the Windcat Sale. These vessels have been classified as and included as Assets held-for sale as of December 31, 2020. The Company recognized a gain on the sale of Windcat Workboats in January 2021 of approximately $22.8 million.

Amendment to SEACOR Marine Foreign Holdings Credit Facility. On December 18, 2020, SEACOR Marine, as parent guarantor, SMFH, and DNB Bank ASA, New York Branch, as facility agent on behalf of the lenders under that certain credit agreement and related parent guaranty, dated September 26, 2018 (as amended), entered into a letter agreement (the “Letter Agreement”) pursuant to which an estimated $31.2 million tax refund receivable from the IRS under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) will be treated as cash or cash equivalents, for the period up to and including January 31, 2021, for purposes of calculating the Company’s cash or cash equivalent balances required under the parent guaranty of the Company.

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

Offshore oil and natural gas market conditions are highly volatile.  Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices were as high as $76 per barrel in October 2018 and, during the beginning of COVID-19 pandemic in the US and elsewhere throughout the globe, WTI front month oil prices were pushed for a short period of time to a new low of -$37.63 per barrel in April 2020 before recovering to $48 per barrel by year end. The Company has continued to experience difficult market conditions as the overall decline and continued volatility in oil and natural gas prices, have led to a general decrease in exploration and production activities, and a particular decrease in offshore drilling associated activity. The Company’s operating results have been negatively impacted as oil and gas producing companies focused on cost reduction and cut capital spending budgets. Although the underlying commodity prices supporting activity have recovered substantially since year end 2020, with oil hitting a high of approximately $65 per barrel in early March 2021, the risk of continued volatility in the commodity prices remains.

Certain macro drivers somewhat independent of oil and natural gas prices have the ability to continue to support the Company’s business, including: (i) underspending by oil and gas producers during the current industry downturn leading to pent up demand for maintenance and growth capital expenditures; and (ii) improved extraction technologies. While alternative forms of energy may continue to grow and add to the world’s energy mix, for the foreseeable future, the Company believes demand for gasoline and oil will be sustained, as well as demand for electricity from natural gas. These alternative forms of energy include offshore wind facilities which also have the opportunity to support the Company’s business.

Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which is creating situations of oversupply, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels, and (ii) continued excess supply of offshore support vessels whether from laid up fleets or newly built vessels could, in isolation or together, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel's physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of December 31, 2020, 22 of the Company’s 64 owned and leased-in in-service vessels were cold-stacked worldwide.

The Company’s operations and financial results were adversely affected by the COVID-19 pandemic as a result of decreased demand and the increase in costs due to operational changes enacted to enhance crew and on-share employee safety.  However, the Company believes that it has sufficient liquidity to meet its obligations for the foreseeable future, especially after receipt of the proceeds from the sale of Windcat Workboats and the anticipated tax refund under the CARES Act.

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

Leased-in Equipment. In addition to the Company’s owned fleet, it operates leased-in vessels from lessors under bareboat charter arrangements that currently expire in 2021. Certain of these vessels were previously owned and subject of sale and leaseback transactions with their lessors.

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

During 2020, the Company recorded impairment charges of $13.5 million associated with its liftboat fleet (five owned and two leased-in vessels), and one specialty vessel and recognized net losses of $5.3 million as a result of asset disposals ($4.8 million loss due to the disposal of one vessel under construction, and $0.5 million loss due to the redelivery of one leased-in AHTS vessel and one leased-in liftboat). During 2019, the Company recorded impairment charges of $12.0 million primarily associated with its AHTS fleet (four owned and one leased-in vessel), four FSVs and one leased-in specialty vessel. During 2018, the Company recorded impairment charges of $14.6 million primarily associated with its AHTS fleet (four owned and three leased-in vessels) and one specialty vessel. Estimated fair values for the Company’s owned vessels were established by independent appraisers and other market data such as recent sales of similar vessels. For information regarding the Company’s vessel fair value measurement determinations, see “Note 11. Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If market conditions continue to decline from the presently depressed utilization and rates per day worked experienced over the last three years, fair values based on future appraisals could decline significantly.

The Company’s other vessel classes and other individual vessels in active service and cold-stacked status, for which no impairment was deemed necessary, have generally experienced a less severe decline in utilization and rates per day worked based on specific market factors. The market factors include vessels with more general utility to a broader range of customers (e.g., FSVs), vessels required for customers to meet regulatory mandates and operating under multiple year contracts or vessels that service customers outside of the offshore oil and natural gas market (e.g., CTVs).

For vessel classes and individual vessels with indicators of impairment, but which were not impaired as of December 31, 2020, the Company has estimated that their future undiscounted cash flows exceed their current carrying values by more than 40%. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, or remain stagnant at current levels, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

Consolidated Results of Operations

For the years ended December 31, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	2020		2019		2018
Time Charter Statistics:
Average Rates Per Day Worked	$10,905		$10,369		$9,877
Fleet Utilization	55%		60%		52%
Fleet Available Days	22,250		25,306		29,470
Operating revenues:
Time charter	$133,454	94%	$157,052	90%	$150,064	84%
Bareboat charter	2,855	2%	5,131	3%	4,635	3%
Other marine services	5,528	4%	12,270	7%	24,462	14%
	141,837	100%	174,453	100%	179,161	100%
Costs and Expenses:
Operating:
Personnel	48,348	34%	55,975	32%	58,532	33%
Repairs and maintenance	14,661	10%	21,401	12%	24,385	14%
Drydocking	4,269	3%	5,848	3%	7,792	4%
Insurance and loss reserves	5,763	4%	5,622	3%	5,970	3%
Fuel, lubes and supplies	8,128	6%	10,622	6%	12,904	7%
Other	9,976	7%	10,055	6%	10,004	6%
Leased-in equipment	7,525	5%	15,840	9%	12,964	7%
	98,670	70%	125,363	72%	132,551	74%
Administrative and general	40,051	28%	39,791	23%	41,616	23%
Depreciation and amortization	57,167	40%	57,166	33%	61,419	34%
	195,888	138%	222,320	127%	235,586	131%
Losses on Asset Dispositions and Impairments, Net	(17,588)	(12)%	(6,461)	(4)%	(11,989)	(7)%
Operating Loss	(71,639)	(51)%	(54,328)	(31)%	(68,414)	(38)%
Other Expense, Net	(26,468)	(19)%	(30,146)	(17)%	(24,019)	(13)%
Loss Before Income Tax Benefit and Equity in Losses of 50% or Less Owned Companies	(98,107)	(69)%	(84,474)	(48)%	(92,433)	(52)%
Income Tax Benefit	(22,924)	(16)%	(7,969)	(5)%	(13,463)	(8)%
Loss Before Equity in Losses of 50% or Less Owned Companies	(75,183)	(53)%	(76,505)	(44)%	(78,970)	(44)%
Equity in Losses of 50% or Less Owned Companies	(8,163)	(6)%	(14,459)	(8)%	(4,009)	(2)%
Loss from Continuing Operations	(83,346)	(59)%	(90,964)	(52)%	(82,979)	(46)%
Income (Loss) from Discontinued Operations, Net of Tax (including loss on disposal of $9,106)	364	0%	(7,731)	(4)%	927	1%
Net Loss	(82,982)	(59)%	(98,695)	(57)%	(82,052)	(46)%
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(4,067)	(3)%	(5,858)	(3)%	(4,444)	(2)%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(78,915)	(56)%	$(92,837)	(53)%	$(77,608)	(43)%

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2020
Time Charter Statistics:
Average Rates Per Day	$19,092	$8,864	$9,749	$11,989	$34,015	$10,905
Fleet Utilization	7%	77%	77%	92%	63%	55%
Fleet Available Days	7,374	5,226	6,932	2,167	550	22,250
Operating Revenues:
Time charter	$9,873	$35,876	$52,052	$23,806	$11,847	$133,454
Bareboat charter	2,910	—	—	—	(55)	2,855
Other	2,422	(465)	2,157	1,084	330	5,528
	15,205	35,411	54,209	24,890	12,122	141,837
Direct Costs and Expenses:
Operating:
Personnel	10,065	10,552	18,188	6,698	2,845	48,348
Repairs and maintenance	1,655	5,175	5,232	2,131	468	14,661
Drydocking	1,167	2,014	759	329	—	4,269
Insurance and loss reserves	1,774	1,026	1,721	462	780	5,763
Fuel, lubes and supplies	1,172	2,940	2,706	990	320	8,128
Other	373	984	6,891	1,369	359	9,976
	16,206	22,691	35,497	11,979	4,772	91,145
Direct Vessel (Loss) Profit	$(1,001)	$12,720	$18,712	$12,911	$7,350	50,692
Other Costs and Expenses:
Operating:
Leased-in equipment	$4,272	$3,029	$170	$45	$9	7,525
Administrative and general						40,051
Depreciation and amortization	21,427	10,833	16,595	5,481	2,831	57,167
						104,743
Losses on Asset Dispositions and Impairments, Net						(17,588)
Operating Loss						$(71,639)

As of December 31, 2020
Property and Equipment:
Historical cost	$257,592	$204,079	$361,514	$130,769	$58,919	1,012,873
Accumulated depreciation	(134,391)	(60,535)	(75,349)	(13,312)	(7,951)	(291,538)
	$123,201	$143,544	$286,165	$117,457	$50,968	$721,335
Total Assets(1)	$164,656	$153,399	$289,314	$179,942	$74,495	$861,806

(1)	Total assets excludes $105.6 million of corporate assets, and $50.2 million of assets held for sale.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2019
Time Charter Statistics:
Average Rates Per Day	$14,701	$9,392	$8,556	$9,449	$35,001	$10,369
Fleet Utilization	27%	87%	79%	69%	51%	60%
Fleet Available Days	9,663	5,407	8,008	1,769	460	25,306
Operating Revenues:
Time charter	$38,955	$44,160	$54,312	$11,460	$8,165	$157,052
Bareboat charter	1,562	-	-	3,569	-	5,131
Other	3,806	1,461	1,669	1,390	3,944	12,270
	44,323	45,621	55,981	16,419	12,109	174,453
Direct Costs and Expenses:
Operating:
Personnel	17,491	13,833	16,698	4,459	3,494	55,975
Repairs and maintenance	7,583	4,701	7,182	1,348	587	21,401
Drydocking	4,594	490	600	161	3	5,848
Insurance and loss reserves	2,370	1,051	1,449	311	441	5,622
Fuel, lubes and supplies	2,936	3,471	2,904	1,056	255	10,622
Other	393	4,354	3,095	1,182	1,031	10,055
	35,367	27,900	31,928	8,517	5,811	109,523
Direct Vessel Profit	$8,956	$17,721	$24,053	$7,902	$6,298	64,930
Other Costs and Expenses:
Operating:
Leased-in equipment	$10,894	$3,090	$173	$10	$1,673	15,840
Administrative and general						39,791
Depreciation and amortization	$21,947	$10,404	$16,400	$6,205	$2,210	57,166
						112,797
Losses on Asset Dispositions and Impairments, Net						(6,461)
Operating Loss						$(54,328)

As of December 31, 2019
Property and Equipment:
Historical cost	$297,392	$207,107	$292,446	$57,534	$44,545	$899,024
Accumulated depreciation	(157,514)	(57,136)	(73,039)	(16,239)	(4,989)	(308,917)
	$139,878	$149,971	$219,407	$41,295	$39,556	$590,107
Total Assets(1)	$224,229	$161,915	$250,890	$116,736	$64,156	$817,926

(1)	Total assets excludes $145.5 million of corporate assets, and $45.7 million of assets held-for-sale.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2018
Time Charter Statistics:
Average Rates Per Day	$11,292	$9,421	$8,320	$15,991	$—	$9,877
Fleet Utilization	24%	87%	74%	67%	—%	52%
Fleet Available Days	14,176	5,376	8,170	1,626	122	29,470
Operating Revenues:
Time charter	$38,802	$43,847	$50,072	$17,343	$—	$150,064
Bareboat charter	—	—	—	4,635	—	4,635
Other	14,762	7,661	(887)	1,554	1,372	24,462
	53,564	51,508	49,185	23,532	1,372	179,161
Direct Costs and Expenses:
Operating:
Personnel	18,708	16,538	16,806	4,399	2,081	58,532
Repairs and maintenance	5,152	6,330	11,172	1,011	720	24,385
Drydocking	1,957	2,085	1,362	128	2,260	7,792
Insurance and loss reserves	2,922	1,096	1,371	495	86	5,970
Fuel, lubes and supplies	3,568	3,826	4,027	1,225	258	12,904
Other	393	4,313	3,980	1,130	188	10,004
	32,700	34,188	38,718	8,388	5,593	119,587
Direct Vessel Profit (Loss)	$20,864	$17,320	$10,467	$15,144	$(4,221)	59,574
Other Costs and Expenses:
Operating:
Leased-in equipment	8,240	$4,281	$224	$5	$214	12,964
Administrative and general						41,616
Depreciation and amortization	$23,227	$10,453	$18,762	$7,908	$1,069	61,419
						115,999
Losses on Asset Dispositions and Impairments, Net						(11,989)
Operating Loss						$(68,414)

As of December 31, 2018
Property and Equipment:
Historical cost	$432,336	$184,361	$306,897	$124,177	$26	$1,047,797
Accumulated depreciation	(224,737)	(55,206)	(81,378)	(57,002)	(17)	(418,340)
	$207,599	$129,155	$225,519	$67,175	$9	$629,457
Total Assets(1)	$351,748	$140,335	$260,002	$137,983	$(28,450)	$861,618

(1)	Total assets excludes $153.1 million of corporate assets, and $88.2 million of assets held-for-sale.

The following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS	FSV	Supply	Specialty	Liftboats	Crew transfer	Other Activity	Total
For the year ended December 31, 2020
Time Charter Statistics:
Average Rates Per Day	$7,910	$8,408	$10,335	$—	$26,180	$2,014	$—	$10,905
Fleet Utilization	45%	68%	72%	—%	28%	86%	—%	55%
Fleet Available Days	2,661	9,547	3,576	224	5,816	426	—	22,250
Operating Revenues:
Time charter	$9,438	$54,725	$26,488	$—	$42,065	$738	$—	$133,454
Bareboat charter	—	2,910	(55)	—	—	—	—	2,855
Other	708	(1,266)	452	—	1,267	(29)	4,396	5,528
	10,146	56,369	26,885	—	43,332	709	4,396	141,837
Direct Costs and Expenses:
Operating:
Personnel	3,844	17,414	9,982	13	15,347	260	1,488	48,348
Repairs and maintenance	2,061	7,446	2,426	92	2,205	197	234	14,661
Drydocking	848	1,809	195	—	1,417	—	—	4,269
Insurance and loss reserves	542	1,460	641	42	3,317	5	(244)	5,763
Fuel, lubes and supplies	790	3,896	1,561	12	1,552	23	294	8,128
Other	1,505	5,777	2,870	200	2,546	75	(2,997)	9,976
	9,590	37,802	17,675	359	26,384	560	(1,225)	91,145
Direct Vessel Profit (Loss) (1)	$556	$18,567	$9,210	$(359)	$16,948	$149	$5,621	50,692
Other Costs and Expenses:
Operating:
Leased-in equipment	$3,366	$1,407	$—	$—	$1,591	$—	$1,161	7,525
Administrative and general								40,051
Depreciation and amortization	$2,050	$20,741	$7,520	$282	$24,198	$1,696	$680	57,167
								104,743
Losses on Asset Dispositions and Impairments, Net								(17,588)
Operating Loss								$(71,639)

As of December 31, 2020
Property and Equipment:
Historical cost	$50,189	$375,746	$238,624	$—	$321,751	$3,163	$23,400	$1,012,873
Accumulated depreciation	(31,778)	(104,739)	(15,991)	—	(117,364)	(3,138)	(18,528)	(291,538)
	$18,411	$271,007	$222,633	$—	$204,387	$25	$4,872	$721,335

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

	AHTS	FSV	Supply	Specialty	Liftboats	Crew transfer	Other Activity	Total
For the year ended December 31, 2019
Time Charter Statistics:
Average Rates Per Day	$7,961	$7,910	$6,948	$—	$22,509	$1,957	$—	$10,369
Fleet Utilization	46%	74%	72%	—%	42%	43%	—%	60%
Fleet Available Days	3,251	12,661	1,723	365	6,576	730	—	25,306
Operating Revenues:
Time charter	$12,008	$73,748	$8,672	$—	$62,014	$610	$—	$157,052
Bareboat charter	—	1,562	3,569	—	—	—	—	5,131
Other	1,652	(670)	3,025	—	5,088	(3)	3,178	12,270
	13,660	74,640	15,266	—	67,102	607	3,178	174,453
Direct Costs and Expenses:
Operating:
Personnel	6,021	21,864	5,930	107	19,869	304	1,880	55,975
Repairs and maintenance	2,116	9,096	2,139	13	7,449	229	359	21,401
Drydocking	179	816	387	—	4,465	0	1	5,848
Insurance and loss reserves	775	1,599	314	55	3,000	18	(139)	5,622
Fuel, lubes and supplies	721	5,197	1,079	9	3,530	23	63	10,622
Other	1,773	6,482	2,357	311	1,254	121	(2,243)	10,055
	11,585	45,054	12,206	495	39,567	695	(79)	109,523
Direct Vessel Profit (Loss) (1)	$2,075	$29,586	$3,060	$(495)	$27,535	$(88)	$3,257	64,930
Other Costs and Expenses:
Operating:
Leased-in equipment	$5,295	$1,407	$1,649	$—	$5,990	$—	$1,499	15,840
Administrative and general								39,791
Depreciation and amortization	$2,240	$22,966	$4,249	$511	$24,491	$794	$1,915	57,166
								112,797
Losses on Asset Dispositions and Impairments, Net								(6,461)
Operating Loss								$(54,328)

As of December 31, 2019
Property and Equipment:
Historical cost	$94,078	$388,460	$44,958	$14,805	$327,028	$5,032	$24,663	$899,024
Accumulated depreciation	(73,095)	(101,295)	(8,471)	(10,466)	(93,166)	(4,518)	(17,906)	(308,917)
	$20,983	$287,165	$36,487	$4,339	$233,862	$514	$6,757	$590,107

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

	AHTS	FSV	Supply	Specialty	Liftboats	Crew transfer	Other Activity	Total
For the year ended December 31, 2018
Time Charter Statistics:
Average Rates Per Day	$10,170	$7,382	$7,018	$—	$18,482	$2,025	$—	$9,877
Fleet Utilization	24%	60%	76%	—%	46%	44%	—%	52%
Fleet Available Days	4,150	14,495	2,295	365	7,329	836	—	29,470
Operating Revenues:
Time charter	$10,339	$64,046	$12,224	$—	$62,716	$739	$—	$150,064
Bareboat charter	—	—	4,635	—	—	—	—	4,635
Other	5,017	(2,947)	1,706	337	7,173	(11)	13,187	24,462
	15,356	61,099	18,565	337	69,889	728	13,187	179,161
Direct Costs and Expenses:
Operating:
Personnel	5,936	21,168	7,418	371	19,299	481	3,859	58,532
Repairs and maintenance	3,686	11,186	1,656	93	6,485	784	495	24,385
Drydocking	2,523	539	3,232	(6)	1,493	11	—	7,792
Insurance and loss reserves	857	1,579	511	85	3,042	47	(151)	5,970
Fuel, lubes and supplies	1,788	4,194	1,847	152	4,788	66	69	12,904
Other	2,239	5,706	2,783	334	2,040	259	(3,357)	10,004
	17,029	44,372	17,447	1,029	37,147	1,648	915	119,587
Direct Vessel (Loss) Profit (1)	$(1,673)	$16,727	$1,118	$(692)	$32,742	$(920)	$12,272	59,574
Other Costs and Expenses:
Operating:
Leased-in equipment	$7,411	$1,367	$212	$—	$2,561	$1,414	$(1)	12,964
Administrative and general								41,616
Depreciation and amortization	$3,390	$24,475	$6,276	$1,129	$23,644	$844	$1,661	61,419
								115,999
Losses on Asset Dispositions and Impairments, Net								(11,989)
Operating Loss								$(68,414)

As of December 31, 2018
Property and Equipment:
Historical cost	$197,344	$404,310	$64,284	$25,683	$329,473	$5,031	$21,672	$1,047,797
Accumulated depreciation	(168,731)	(98,580)	(37,202)	(20,433)	(71,887)	(3,724)	(17,783)	(418,340)
	$28,613	$305,730	$27,082	$5,250	$257,586	$1,307	$3,889	$629,457

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

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the years ended December 31, the Company’s direct vessel profit (loss) in the U.S. as follows (in thousands, except statistics):

	2020		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$7,155		$31,648
FSV	7,375		8,768		6,779
Supply	7,380		—		6,953
Liftboats	22,844		19,563		13,869
Specialty	—		—		—
Overall	19,092		14,701		11,292
Utilization:
AHTS	—%		9%		1%
FSV	8%		39%		25%
Supply	10%		—%		11%
Liftboats	9%		29%		36%
Specialty	—%		—%		—%
Overall	7%		27%		24%
Available Days:
AHTS	1,095		1,457		2,550
FSV	1,486		2,689		5,264
Supply	44		—		124
Specialty	224		365		365
Liftboats	4,526		5,152		5,873
Overall	7,374		9,663		14,176

Operating revenues:
Time charter	$9,873	65%	$38,955	88%	$38,802	72%
Bareboat charter	2,910	19%	1,562	4%	—	—%
Other marine services	2,422	16%	3,806	9%	14,762	28%
	15,205	100%	44,323	100%	53,564	100%
Direct operating expenses:
Personnel	10,065	66%	17,491	39%	18,708	35%
Repairs and maintenance	1,655	11%	7,583	17%	5,152	10%
Drydocking	1,167	8%	4,594	10%	1,957	4%
Insurance and loss reserves	1,774	12%	2,370	5%	2,922	5%
Fuel, lubes and supplies	1,172	8%	2,936	7%	3,568	7%
Other	373	2%	393	1%	393	1%
	16,206	107%	35,367	80%	32,700	61%
Direct Vessel (Loss) Profit	$(1,001)	-7%	$8,956	20%	$20,864	39%

2020 compared with 2019

Operating Revenues. Time charter and bareboat charter revenues were $27.7 million lower in 2020 compared with 2019. On an overall basis, charter revenues were $21.5 million lower due to lower utilization of the core fleet and $6.2 million lower due to net fleet dispositions. Other Marine Services were $1.4 million lower primarily due to lower liftboat catering revenues. As of December 31, 2020, the Company had 15 of 20 owned and leased-in vessels cold-stacked in this region (two AHTS, four FSVs, and nine liftboats) compared with 14 of 25 vessels as of December 31, 2019.

Direct Operating Expenses. Direct operating expenses were $19.2 million lower in 2020 compared with 2019. Direct operating expenses were $15.4 million lower for the core fleet, primarily due to reduced personnel, repair and drydocking cost, and $3.8 million lower due to net fleet dispositions.

2019 compared with 2018

Operating Revenues. Time charter revenues were $0.2 million higher in 2019 compared with 2018. On an overall basis, time charter revenues were $2.7 million higher due to net fleet additions and $0.5 million higher due to improved utilization and an increase in average dayrates. Time charter revenues were $3.0 million lower due to the repositioning of vessels between geographic regions. Other Marine Services were $9.4 million lower primarily due to the recognition in 2018 of revenue previously deferred due to collection concerns following the receipt of cash and due to the commencement of a bareboat contract in 2019. As of December 31, 2019, the Company had 14 of 25 owned and leased-in vessels cold-stacked in this region (two AHTS vessels, three FSVs, eight liftboats and one specialty vessel) compared with 18 of 30 vessels as of December 31, 2018. As of December 31, 2018, the Company had two AHTS vessels retired and removed from service in this region.

Direct Operating Expenses. Direct operating expenses were $2.7 million higher in 2019 compared with 2018, primarily due to the repositioning of vessels between geographic regions and higher repair and maintenance costs.

Africa, primarily West Africa. For the years ended December 31, the Company’s direct vessel profit in Africa was as follows (in thousands, except statistics):

	2020		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$8,208		$8,753		$11,260
FSV	9,108		9,840		9,926
Supply	8,726		8,429		7,512
Specialty	—		—		—
Overall	8,864		9,392		9,421
Utilization:
AHTS	85%		94%		77%
FSV	78%		85%		88%
Supply	52%		88%		90%
Specialty	—%		—%		—%
Overall	77%		87%		87%
Available Days:
AHTS	1,200		1,095		914
FSV	3,660		3,518		2,941
Supply	366		794		1,521
Specialty	—		—		—
Overall	5,226		5,407		5,376
Operating revenues:
Time charter	$35,876	101%	$44,160	97%	$43,847	85%
Other marine services	(465)	-1%	1,461	3%	7,661	15%
	35,411	100%	45,621	100%	51,508	100%
Direct operating expenses:
Personnel	10,552	30%	13,833	30%	16,538	32%
Repairs and maintenance	5,175	15%	4,701	10%	6,330	12%
Drydocking	2,014	6%	490	1%	2,085	4%
Insurance and loss reserves	1,026	3%	1,051	2%	1,096	2%
Fuel, lubes and supplies	2,940	8%	3,471	8%	3,826	7%
Other	984	3%	4,354	10%	4,313	8%
	22,691	64%	27,900	61%	34,188	66%
Direct Vessel Profit	$12,720	36%	$17,721	39%	$17,320	34%

2020 compared with 2019

Operating Revenues. Time charter revenues were $8.3 million lower in 2020 compared with 2019. On an overall basis, time charter revenues were $3.9 million lower due to the effect of cold-stacking vessels, $3.5 million lower due to net fleet dispositions, $2.5 million lower due to the repositioning of vessels between geographic regions and $1.1 million lower for the core fleet primarily due to reduced utilization. Charter revenues were $2.7 million higher, and Other Marine Services were $1.9 million lower, primarily due to one vessel commencing a time charter after previously having revenues recognized only on receipt of cash (and therefore included in Other Marine Services) due to collection concerns. As of December 31, 2020, the Company had three of 14 owned and leased-in vessels cold stacked in this region (two FSVs and one Supply vessel).

Direct Operating Expenses. Direct operating expenses were $5.2 million lower in 2020 compared with 2019. Direct operating expenses were $4.2 million lower due to net fleet dispositions and $1.4 million lower due to the repositioning of vessels between geographic regions, and $0.4 million higher for the core fleet primarily due to the timing of dry dockings and certain repair expenditures.

2019 compared with 2018

Operating Revenues. Time charter revenues were $0.3 million higher in 2019 compared with 2018. On an overall basis, time charter revenues were $1.7 million higher due to net fleet additions, $1.1 million lower due to the repositioning of vessels between geographic regions and $0.3 million lower for the core fleet. Other Marine Services were $6.2 million lower primarily due to the recognition in 2018 of revenue previously deferred due to collection concerns with regard to one customer following receipt of cash. As of December 31, 2019, the Company had one specialty vessel retired and removed from service in this region.

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

Middle East and Asia. For the years ended December 31, the Company’s direct vessel profit (loss) in the Middle East and Asia was as follows (in thousands, except statistics):

	2020		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$6,153		$5,873		$5,871
FSV	8,014		6,582		6,110
Supply	7,215		5,087		5,181
CTV	2,014		1,957		2,025
Liftboats	26,855		27,177		30,505
Overall	9,749		8,556		8,320
Utilization:
AHTS	47%		49%		42%
FSV	78%		87%		81%
Supply	73%		73%		69%
CTV	86%		43%		44%
Liftboats	93%		100%		85%
Overall	77%		79%		74%
Available Days:
AHTS	366		699		686
FSV	3,533		5,088		5,390
Supply	1,875		761		528
CTV	426		730		836
Liftboats	732		730		730
Overall	6,932		8,008		8,170
Operating revenues:
Time charter	$52,052	96%	$54,312	97%	$50,072	102%
Other marine services	2,157	4%	1,669	3%	(887)	-2%
	54,209	100%	55,981	100%	49,185	100%
Direct operating expenses:
Personnel	18,188	34%	16,698	30%	16,806	34%
Repairs and maintenance	5,232	10%	7,182	13%	11,172	23%
Drydocking	759	1%	600	1%	1,362	3%
Insurance and loss reserves	1,721	3%	1,449	3%	1,371	3%
Fuel, lubes and supplies	2,706	5%	2,904	5%	4,027	8%
Other	6,891	13%	3,095	6%	3,980	8%
	35,497	65%	31,928	57%	38,718	79%
Direct Vessel Profit	$18,712	35%	$24,053	43%	$10,467	21%

2020 compared with 2019

Operating Revenues. Time charter revenues were $2.2 million lower in 2020 compared with 2019. Time charter revenues were $3.6 million lower for the core fleet, primarily due to reduced utilization, and $1.4 million higher due to net fleet additions. As of December 31, 2020, the Company had three of 20 owned and leased-in vessels cold-stacked in this region (two Supply vessels and one FSV).

Direct Operating Expenses. Direct operating expenses were $3.6 million higher in 2020 compared with 2019. Direct operating expenses were $2.1 million higher for the core fleet, and $1.5 million higher due to net fleet additions.

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

Latin America. For the years ended December 31, the Company’s direct vessel profit in Latin America was as follows (in thousands, except statistics):

	2020		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
FSV	$7,435		$7,059		$6,800
Supply	14,906		—		—
Liftboats	15,913		16,259		21,852
Overall	11,989		9,449		15,991
Utilization:
FSV	92%		66%		47%
Supply	91%		—%		—%
Liftboats	95%		78%		91%
Overall	92%		69%		67%
Available Days:
FSV	867		1,366		900
Supply	1,108		—		—
Liftboats	192		403		726
Overall	2,167		1,769		1,626
Operating revenues:
Time charter	$23,806	96%	$11,460	70%	$17,343	74%
Bareboat charter	—	—%	3,569	22%	4,635	20%
Other marine services	1,084	4%	1,390	8%	1,554	7%
	24,890	100%	16,419	100%	23,532	100%
Direct operating expenses:
Personnel	6,698	27%	4,459	27%	4,399	19%
Repairs and maintenance	2,131	9%	1,348	8%	1,011	4%
Drydocking	329	1%	161	1%	128	1%
Insurance and loss reserves	462	2%	311	2%	495	2%
Fuel, lubes and supplies	990	4%	1,056	6%	1,225	5%
Other	1,369	6%	1,182	7%	1,130	5%
	11,979	48%	8,517	52%	8,388	36%
Direct Vessel Profit	$12,911	52%	$7,902	48%	$15,144	64%

2020 compared with 2019

Operating Revenues. Total operating revenues were $8.5 million higher in 2020 compared with 2019. On an overall basis, time charter and bareboat revenues were $14.7 million higher due to fleet additions, $3.6 million lower due to the sale of two vessels on bareboat charter, and $2.6 million lower due to the repositioning of vessels between geographic regions. As of December 31, 2020, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $3.5 million higher in 2020 compared with 2019. On an overall basis, direct operating expenses were $6.9 million higher due to net fleet additions and $3.4 million lower due to the repositioning of vessels between geographic regions.

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

Europe, primarily North Sea. For the years ended December 31, the Company’s direct vessel profit from continuing operations in Europe was as follows (in thousands, except statistics):

	2020		2019		2018
Time Charter Statistics:
Rates Per Day Worked:
Liftboat	34,015		35,001		—
Supply	—		—		—
Overall	34,015		35,001		—
Utilization:
Liftboat	95%		80%		—%
Supply	—%		—%		—%
Overall	63%		51%		—%
Available Days:
Liftboat	366		291		—
Supply	184		169		122
Overall	550		460		122
Operating revenues:
Time charter	$11,847	98%	$8,165	67%	$—	—%
Bareboat charter	(55)	—%	—	—%	—	—%
Other marine services	330	3%	3,944	33%	1,372	100%
	12,122	100%	12,109	100%	1,372	100%
Direct operating expenses:
Personnel	2,845	23%	3,494	29%	2,081	152%
Repairs and maintenance	468	4%	587	5%	720	52%
Drydocking	—	—%	3	0%	2,260	165%
Insurance and loss reserves	780	6%	441	4%	86	6%
Fuel, lubes and supplies	320	3%	255	2%	258	19%
Other	359	3%	1,031	9%	188	14%
	4,772	39%	5,811	48%	5,593	408%
Direct Vessel Profit (Loss)	$7,350	61%	$6,298	52%	$(4,221)	-308%

2020 compared with 2019

Operating Revenues. Time charter revenues were $3.7 million higher in 2020 compared to 2019, due to the repositioning of vessels between geographic regions. Other Marine Services were $3.6 million lower in 2020 compared with 2019, primarily due to the termination of a charter of a PSV from a joint venture. As of December 31, 2020, the Company had one of two owned vessels cold-stacked in this region (one PSV) compared with no cold-stacked vessels as of December 31, 2019.

Direct Operating Expenses. Vessel operating expenses were $1.0 million lower in 2020 compared to 2019, primarily due to the termination of a charter-in of a PSV from a joint venture.

2019 compared with 2018

Operating Revenues. Time charter revenues were $8.2 million higher in 2019 compared to 2018, due to the repositioning of vessels between geographic regions. Other Marine Services were $2.6 million higher in 2019 compared with 2018, primarily due to the charter in of a PSV from a joint venture.

Direct Operating Expenses. Direct operating expenses were $0.3 million higher in 2019 compared to 2018, primarily due to increased costs associated with the repositioning of one liftboat between geographic regions.

Leased-in Equipment. Leased-in expenses were $8.3 million lower for 2020 compared with 2019 primarily due to the impairment of three leased-in vessels and one leased-in vessel having been returned to the lessor in the first quarter of 2020. Leased-in equipment expenses were $2.6 million higher for 2019 compared with 2018 primarily due to the implementation of the new lease accounting standard, which removed the quarterly $2.3 million benefit of amortization of deferred gains on sale-leaseback vessels recognized in 2018 under the old standard. Had this benefit been allowed to be recognized in 2019, this benefit would have been partially reduced by the impairment and removal from service of two leased-in vessels during 2018.

Administrative and general. Administrative and general expenses were $0.3 million higher in 2020 compared with 2019 primarily due to a transaction fee paid to SEACOR Holdings under the Tax Refund and Indemnification Agreement entered into by the Company and SEACOR Holdings on June 26, 2020 (the “Tax Refund Agreement”), offset by decreases in employee and director compensation expenses.

Administrative and general expenses were $1.8 million lower in 2019 compared with 2018, primarily due to lower shared service fees, offset by costs associated with the transformation plan (the “Transformation Plan”). The Transformation Plan contains $3.7 million of Administration and General expenses. Absent the $3.7 million of expense related to the Transformation Plan, Administrative and General expenses would have been $5.5 million lower than 2018.

Depreciation and amortization. Depreciation and amortization expenses were flat when comparing 2020 with 2019.

Depreciation and amortization expenses were $4.3 million lower in 2019 compared with 2018 primarily due to net fleet dispositions.

Losses on Asset Dispositions and Impairments, Net. During 2020, the Company recorded impairment charges of $13.5 million associated with its liftboat fleet (five owned and two leased-in vessels), one specialty vessel and recognized net losses of $5.3 million ($4.8 million loss due to the disposal of one vessel under construction, and $0.5 million loss due to the redelivery of one leased-in AHTS vessel and one leased-in liftboat). The Company sold two AHTS vessels and one specialty vessel previously removed from service, four FSVs, one specialty, one vessel under construction and other equipment for $21.6 million and gains of $1.2 million.

During 2019, the Company recorded impairment charges of $12.0 million associated with its AHTS fleet (four owned and one leased vessel), four FSVs and one leased-in supply vessel.  The Company sold one AHTS vessel, seven FSVs, five supply vessels and three liftboats.  In addition, the Company sold five AHTS vessels and one specialty vessel previously retired and removed from service and other equipment for aggregate net proceeds of $55.3 million and gains of $5.5 million.

During 2018, the Company recorded impairment charges of $14.6 million associated with its AHTS fleet (four owned and three leased vessels) and one specialty vessel.  The Company sold one AHTS vessel, nine FSVs, one supply vessel and two liftboats. In addition, the Company sold one FSV, one tow-supply vessel and one supply vessel previously retired and removed from service and other equipment for net proceeds of $10.7 million and gains of $5.0 million.

Other (Expense) Income, Net

For the years ended December 31, the Company’s other income (expense) was as follows (in thousands):

	2020	2019	2018
Other Income (Expense):
Interest income	$1,273	$1,389	$1,171
Interest expense	(30,691)	(28,956)	(26,726)
SEACOR Holdings guarantee fees	(47)	(108)	(29)
Loss on extinguishment debt	—	—	(638)
Derivative gains, net	4,310	71	2,854
Foreign currency losses, net	(1,294)	(2,541)	(1,328)
Other, net	(19)	(1)	677
	$(26,468)	$(30,146)	$(24,019)

Interest Income. Interest Income in 2020 was lower due to decreases in interest income from the Company’s construction reserve funds deposits which were substantially lower offset by increased income due to interest earned on loans and advances to Joint Ventures. Interest income in 2019 was higher due to loans and advances to Joint Ventures.

Interest expense. Interest expense was higher in 2020 compared to 2019 primarily due to the debt acquired in connection with the Company’s acquisition 100% of SEACOR Offshore Delta (f/k/a SEACOSCO), and partially offset due to lower interest rates on floating rate debt and payments of principal on outstanding debt. Interest expense was higher in 2019 compared to 2018 primarily due to higher interest rates early in the year, and interest for the financing of the vessel SEACOR Alps following its delivery.

SEACOR Holdings guarantee fees. As of December 31, 2020, SEACOR Holdings had issued guarantees in respect of certain of the Company’s obligations with a value of $7.0 million. Pursuant to the Distribution Agreement executed in connection with the Spin-off, SEACOR Holdings charges the Company a guarantee fee of 0.5% per annum on the amount of outstanding guarantees. See “Contractual Obligations and Commercial Commitments.”

Loss on debt extinguishment. On September 26, 2018, the Company entered into a $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA. A portion of the proceeds ($99.9 million) was used towards the extinguishment of prior term loans. (See “Note 8. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). As a result of this transaction, the Company recognized a loss of $0.6 million in fees related to the extinguishment of debt.

Derivative gains, net. For all periods, derivative gains were primarily due to reductions in the fair value of the Company’s conversion option liability on its Convertible Senior Notes. The reductions in the conversion option liability were primarily the result of declines in the Company’s share price and estimated credit spread.

Foreign currency losses, net. Foreign currency losses in 2020 were lower primarily due to the strengthening of the pound sterling and the euro in relation to the U.S. Dollar.

Income Tax Benefit

For the year ending December 31, 2020, the Company’s effective income tax rate of 23.4% was primarily due to income tax benefits recognized as a result of the CARES Act signed into law in March 2020, as well as taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and the adjustment for the acquisition of the remaining minority membership interest in Falcon Global Holdings.

For the year ended December 31, 2019 the Company’s effective income tax rate of 9.4% was lower than the Company’s statutory tax rate of 21% primarily due to foreign subsidiaries with current losses for which there is no current or future federal income tax benefit.

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

Equity in (Losses) Earnings of 50% or Less Owned Companies, Net of Tax

For the years ended December 31, the Company’s equity in earnings (losses) from continuing operations of 50% or less owned companies, net of tax, was as follows (in thousands):

	2020	2019	2018
MexMar	$(4,056)	$1,054	$2,736
MEXMAR Offshore	—	(4,901)	—
Offshore Vessel Holdings	(4,053)	(848)	—
OSV Partners	(1,575)	(1,497)	(2,133)
SEACOR Grant DIS	—	403	(1,058)
Dynamic Offshore Drilling	—	(2,263)	(2,695)
SEACOR Offshore Delta (f/k/a SEACOSCO)	(1,703)	(7,118)	(2,359)
SEACOR Marine Arabia	3,373	1,071	983
Other	(149)	(360)	517
	$(8,163)	$(14,459)	$(4,009)

2020 compared with 2019

MexMar. Equity earnings from MexMar decreased by $5.1 million as compared to 2019 due to an increase in the provision for doubtful accounts due to a default on a loan agreement with UP Offshore (Bahamas) Ltd (“UP Offshore”), a wholly owned subsidiary of MEXMAR Offshore.

MEXMAR Offshore. Equity losses from MEXMAR Offshore increased by $4.9 million due to losses in the value of the investment.

Offshore Vessel Holdings (“OVH”).  Equity losses increased by $3.2 million due to higher maintenance and repair costs, depreciation and amortization primarily due to the addition of vessels operated under financial leases and increasing financial and other expenses.

OSV Partners. Equity losses from SEACOR OSV Partners GP LLC and SEACOR OSV Partners I LP LLC (collectively, “OSV Partners”) increased by less than $0.1 million, primarily due to utilization.

SEACOR Grant DIS. Change in equity earnings from SEACOR Grant DIS LLC (“SEACOR Grant DIS”) was due to the joint venture dissolution in 2019.

Dynamic Offshore Drilling.  The investment in Dynamic Offshore Drilling Limited (“Dynamic Offshore Drilling”) was fully impaired in 2019.

SEACOR Offshore Delta (f/k/a SEACOSCO). The decrease of $5.4 million in equity losses from SEACOR Offshore Delta LLC (“SEACOR Offshore Delta”) was primarily due to the acquisition of and consolidation of the joint venture in July 2020.

SEACOR Marine Arabia. The increase of $2.3 million in equity gains from SEACOR Marine Arabia was due to increased revenues and recording of a true-up of fees related to the management agreement with our joint venture partner of $0.9 million recognized in 2020.

2019 compared with 2018

MexMar. Equity earnings from MexMar decreased by $1.7 million as compared to 2018 due to lower utilization.

MEXMAR Offshore. Equity losses from MEXMAR Offshore increased by $4.9 million due to losses in the value of the investment.

Offshore Vessel Holdings (“OVH”). On December 28, 2018, the Company invested $4.9 million for a 49% interest in OVH. The remaining 51% is owned by a subsidiary of CME. OVH invests in offshore assets and charters marine equipment. During the year ended December 31, 2019 OVH loaned $10.0 million to Operadora Productura Mexsicana, a drilling company in Mexico which owns and operates two jackup drilling rigs “OPM”, chartered in three PSV’s from UP Offshore and purchased one FSV from the Company for $2.4 million through a seller’s finance agreement.

OSV Partners. Equity losses from OSV Partners were $0.6 million lower than 2018 primarily due to an increased utilization in 2019.

SEACOR Grant DIS. Change in equity earnings from SEACOR Grant DIS LLC was due to $1.1 million loss from operations in 2018 and $0.4 million gain resulting from a release of capital call liability due to the joint venture dissolution in 2019.

Dynamic Offshore Drilling. Equity losses were reduced by $0.4 million due to decreased interest expense. The investment was fully impaired in 2019.

SEACOR Offshore Delta (f/k/a “SEACOSCO”). The increase of $4.8 million in equity losses from SEACOR Offshore Delta was primarily due to operating expenses associated with the additional new vessels entering service in the joint venture.

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

As of December 31, 2020, the Company’s unfunded capital commitments from continuing operations were $11.7 million for one PSV and miscellaneous vessel equipment. Of the unfunded capital commitments, $10.7 million is payable during 2021 and $1.0 million is payable during 2022. As of December 31, 2020, the Company had indefinitely deferred an additional $9.6 million of orders with respect to one FSV that the Company had previously reported unfunded capital commitments.

As of December 31, 2020, the Company had outstanding debt of $472.9 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of December 31, 2020 are as follows (in thousands):

Actual
2021	$32,377

2022	38,484
2023	244,983
2024	134,523
2025	11,365
Years subsequent to 2025	60,145
$521,877

As of December 31, 2020, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $36.0 million, of which $4.2 million was construction reserve funds held as cash. In January 2021, the Company received cash proceeds of $42.6 million for the sale of Windcat Workboats. In addition, as a result of the CARES Act and the entry into the Tax Refund Agreement, the Company expects to receive cash tax refunds of approximately $31.2 million within the next 12 months, subject to the refund schedule of the IRS. The IRS has been recently experiencing delays in processing refund claims due in part to the COVID-19 pandemic. These tax refunds are subject to the terms of the Tax Refund Agreement, which does not restrict the use of approximately $23.1 million of the refund, with the remaining $8.1 million required to be deposited into an account to be used to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings.

For the years ended December 31, the following is a summary of the Company’s cash flows (in thousands):

	2020	2019	2018
Cash flows provided by or (used in):
Operating Activities	$(29,723)	$1,662	$(63,591)
Investing Activities	3,823	31,030	(26,796)
Financing Activities	(22,598)	(25,942)	68,252
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	30	(16,619)	299
Net increase in Cash, Cash Equivalents and Restricted Cash from Discontinued Operations	959	64	6,137
Decrease in Cash, Cash Equivalents and Restricted Cash	$(47,509)	$(9,805)	$(15,699)

Operating Activities

Cash flows provided by operating activities decreased by $31.4 million in 2020 compared with 2019. For the years ended December 31, the components of cash flows provided by (used in) operating activities were as follows (in thousands):

	2020	2019	2018
DVP:
United States, primarily Gulf of Mexico	$(1,001)	$8,956	$20,864
Africa, primarily West Africa	12,720	17,721	17,320
Middle East and Asia	18,712	24,053	10,467
Latin America	12,911	7,902	15,144
Europe, Continuing Operations	7,350	6,298	(4,221)
Operating, leased-in equipment (excluding amortization of deferred gains)	(14,785)	(19,151)	(21,000)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(35,752)	(35,149)	(39,002)
SEACOR Holdings management and guarantee fees	(47)	(108)	(29)
Other, net (excluding non-cash losses)	(19)	(1)	245
Dividends received from 50% or less owned companies	2,117	2,073	1,724
	2,206	12,594	1,512
Changes in operating assets and liabilities before interest and income taxes	(9,377)	7,324	(48,151)
Director share awards	755	894	893
Restricted stock vesting	(178)	(577)	(88)
Cash settlements on derivative transactions, net	(1,331)	(482)	1,407
Interest paid, excluding capitalized interest (1)	(21,977)	(21,479)	(20,014)
Interest received	1,273	1,389	1,171
Income taxes refunded, net	(1,094)	1,999	(321)
Total cash flows (used in) provided by operating activities	$(29,723)	$1,662	$(63,591)

(1)	During 2020, 2019 and 2018, capitalized interest paid and included in purchases of property and equipment was $0.9 million, $1.5 million, and $2.4 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During 2020, net cash provided by investing activities was $3.8 million primarily comprised of the following:

•	capital expenditures were $20.8 million. Equipment deliveries during the period included a total of four PSVs through construction;
•

the Company sold two AHTS vessels and one specialty vessel previously retired and removed from service, four FSVs, one specialty vessel and one vessel under construction and other equipment for net proceeds of $21.6 million ($20.7 million cash and $0.9 million in previously received deposits);

•	construction reserve funds account transactions included withdrawals of $9.2 million and a reclassification of $3.7 million to short-term cash deposits, which is expected to be utilized in 2021;
•

the Company completed the acquisition of its joint venture SEACOR Offshore Delta (f/k/a SEACOSCO) and as a result, the Company owns 100% of the membership interests in SEACOR Offshore Delta (f/k/a SEACOSCO). The aggregate purchase price for the membership interests was $28.2 million, $8.4 million of which was paid to the sellers at the closing of the transaction and the remainder of which will be paid over the next four years;

•	the Company made investments in, and advances to, its 50% or less owned companies of $2.2 million; and
•	the Company received $1.7 million from investments in, and advances to, its 50% or less owned companies for principal payments on the notes.

During 2019, net cash provided by investing activities was $31.0 million primarily comprised of the following:

•

capital expenditures were $44.8 million. Equipment deliveries during the period included a total of five FSVs (three purchased from managed entities, one from an outside party and one through construction); and two new construction PSVs;

•

the Company sold six vessels removed from service (five AHTS vessels and one specialty), seven FSVs, five PSVs, three liftboats, one AHTS vessel and other equipment, resulting in $55.3 million in proceeds;

•	proceeds from the sale of the emergency response and rescue vessels (“ERRV”) fleet, less cash retained by the purchaser was $22.3 million;
•	loans and advances to investments in 50% or less owned companies of $17.4 million, including $13.6 million to the SEACOSCO joint venture; and
•	net decrease in construction reserve funds of $15.2 million.

During 2018, net cash used in investing activities was $26.8 million primarily comprised of the following:

•

capital expenditures were $35.6 million. Equipment deliveries during the period included two AHTS vessels purchased from a managed entity and six liftboats acquired through a contribution from Montco Offshore LLC (“MOI”) to Falcon Global;

•

the Company sold one AHTS vessel, nine FSVs, one Supply vessel and two liftboats. In addition, the Company sold one FSV, one tow-supply vessel and one Supply vessel previously retired and removed from service and other equipment for cash proceeds of $10.7 million and gains of $5.0 million ($10.6 million cash and $0.1 million of previously received deposits);

•

the Company made investments in 50% or less owned companies of $43.4 million, including $29.6 million to the SEACOSCO joint venture, $3.2 million to OSV Partners, $4.9 million to MEXMAR Offshore and $4.9 million to OVH;

•	construction reserve funds account transactions included withdrawals of $17.3 million;
•	the Company received a return of capital advances of $9.8 million from MexMar and capital distributions of $6.5 million from Nautical Power, LCC (“Nautical Power”); and

•	the Company sold 51% of SEACOR Marlin LLC (“SEACOR Marlin”) to a wholly owned subsidiary of MexMar for $8.0 million.

Financing Activities

During 2020, net cash used by financing activities was $22.6 million. In the period, the Company:

•	made scheduled payments on long-term debt of $22.6 million.

During 2019, net cash used by financing activities was $25.9 million. In the period, the Company:

•	made scheduled payments on long-term debt of $24.0 million;
•	purchased subsidiary shares from holders of noncontrolling interests for $3.4 million; and
•	received $1.4 million from the exercise of stock options.

During 2018, net cash provided by financing activities was $68.3 million. In the period, the Company:

•	made scheduled payments on long-term debt of $26.9 million;
•	borrowed $15.0 million under the FGUSA revolving loan facility (“FGUSA Revolving Loan Facility”);
•	paid $15.0 million in debtor-in-possession obligations assumed from MOI;
•	borrowed $11.0 million for the purchase of the vessels SEACOR 88 and SEACOR 888;
•	refinanced $99.9 million in debt secured by eight vessels under the SMFH Loan Facility and borrowed an additional $30.1 million under the same syndicated loan facility;
•	incurred issuance costs on various debt facilities of $2.6 million;
•	issued Common Stock for proceeds of $1.8 million in a private placement;
•	issued Common Stock for proceeds of $41.2 million and warrants to purchase Common Stock for proceeds of $12.8 million in a private placement; and
•	received $0.8 million from the exercise of stock options.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, construction reserve funds, cash generated from operating activities, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital and debt service requirements. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s liquidity and compliance with covenants in its credit facilities specifically as it relates to the COVID-19 pandemic. As noted above under “Overview”, there are a number of steps the Company has and can take to mitigate any further adverse effects to the Company’s liquidity stemming from the COVID-19 pandemic and the resulting depressed oil and natural gas price environment, including sales of assets, workforce reduction and other cost reduction measures. In addition, the Company expects to receive a meaningful amount of tax refunds over the next 12 months as a result of the changes in the current U.S. tax law included in the CARES Act. While the COVID-19 pandemic has reduced the demand for the Company’s products and services, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or, except as noted in “Note 8. Long-Term Debt” in the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K, on the Company’s ability to meet its financial maintenance covenants in its various credit facilities. However, the Company's primary credit facility requires the Company to maintain a minimum of $35.0 million of cash on hand (including restricted cash) at all times. As of December 31, 2020 the Company's cash balances used to test compliance with this covenant was $36.0 million and the Company expects its cash on hand (including proceeds received from the sale of Windcat Workboats described below, together with its cash flow from operations and tax refunds the Company expects to receive (as described under “Recent Developments – Tax Refund Agreement” which would be included in the covenant calculation) will be sufficient to maintain compliance with this covenant for the foreseeable future.  However, if the effect of the COVID-19 pandemic on the Company's business becomes more severe, for example by further reducing the demand for the Company’s products and services or causing customers not to make their payments on time, or the

Company does not receive its expected tax refunds in a timely manner, the Company may be required to seek amendments to the covenant to avoid a default under the facility.

The Company completed the sale of Windcat Workboats on January 12, 2021 to Compagnie Maritime Belge (“CMB”), and as consideration for the sale, the Company received £32.8 million in cash and CMB assumed all of the approximately £20.4 million of debt outstanding under Windcat’s existing revolving credit facility. After deducting transaction costs and expenses and giving effect to foreign exchange rate hedges, the Company received net cash proceeds of approximately $42.6 million. The net cash proceeds received in the sale of Windcat adds to the Company’s cash on hand and further supports covenant compliance and the operational and financing needs of the Company.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any obligations on behalf of 50% or less owned companies or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

Prior to the Spin-Off, in the ordinary course of business, SEACOR Holdings issued guarantees in respect of certain of the Company’s obligations, including obligations under debt instruments and credit facilities, sale-leaseback transactions, letters of credit and certain invoiced amounts for funding deficits of a multi-employer defined benefit pension plan. As of December 31, 2020, the aggregate amount of obligations that SEACOR Holdings had guaranteed on the Company’s behalf was $7.0 million. Pursuant to the Distribution Agreement entered into with SEACOR Holdings in connection with the Spin-off, the Company is required to use commercially reasonable efforts to cause SEACOR Holdings to be released from these guarantees in favor of a guarantee issued by the Company. To the extent the Company is unable to cause SEACOR Holdings to be released from any of these guarantees under reasonable terms, the Company pays SEACOR Holdings a guarantee fee equal to 0.5% per annum of the amount of outstanding guarantees, which declines as the guarantee obligations are settled by the Company. The Company recognized guarantee fees in connection with sale-leaseback arrangements of $0.1 million, $0.2 million, and $0.3 million during 2020, 2019, and 2018, respectively, as additional leased-in equipment operating expenses. Guarantee fees paid to SEACOR Holdings for all other obligations are recognized as SEACOR Holdings guarantee fees. The Company indemnifies SEACOR Holdings in respect of any payments that SEACOR Holdings is required to make under any of these guarantees.

The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2020 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long-term Debt (including principal and interest) (1)	$594,185	$53,659	321,975	153,835	64,716
Capital Purchase Obligations (2)	11,666	10,709	957	—	—
Operating Leases (3)	14,435	7,855	1,267	1,098	4,215
Financing Leases (4)	156	42	78	36	—
Purchase Obligations (5)	4,428	4,428	—	—	—
	624,870	76,693	324,277	154,969	68,931
Other Commercial Commitments:
Letters of Credit	469	469	—	—	—
	$625,339	$77,162	$324,277	$154,969	$68,931

(1)	Estimated interest payments of the Company’s borrowings are based on contractual terms and maturities, using current rates for variable instruments.
(2)	Capital purchase obligations represent commitments for the purchase of property and equipment.
(3)	Operating leases primarily include leases of vessels and other property that have a remaining term in excess of one year.
(4)	Financing leases includes equipment that has a remaining term in excess of one year.
(5)	These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by the Company’s vendors within a short period of time.

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

Contingencies

MNOPF and MNRPF. Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the U.K.: the MNOPF and the MNRPF.

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

Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2015, the Company was invoiced and expensed $19.4 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. As of December 31, 2020, all amounts invoiced have been paid in full.

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

The cumulative funding deficits of the MNRPF were being recovered by additional annual contributions from current employers that were subject to adjustment following the results of future tri-annual actuarial valuations. In 2015, the Company was invoiced and expensed $6.9 million for its share of a funding deficit in the MNRPF. The Company had a repayment plan with the trustees of the MNRPF, for the amount to be repaid in four installments, commencing in 2015, and the amount was repaid in full during 2018. On July 20, 2018, the Company was notified of additional contributions due and recognized in the second quarter of 2018 payroll related expenses of $1.2 million (£0.9 million) for its allocated share of the cumulative funding deficit including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. These additional contributions were invoiced in September 2018 and are payable in four annual installments beginning in October 2018. As of December 31, 2020, all invoices related to the MNRPF have been settled in full. Depending upon the results of future actuarial valuations it is possible that the plan could experience further funding deficits that will require the Company to recognize payroll related operating expenses for those periods.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for credit losses, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from estimates and those differences may be material.

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

Trade and Other Receivables. Customers are primarily major integrated national and international oil companies and large independent oil and natural gas exploration and production companies. Customers are granted credit on a short-term basis and related credit risks are minimal. Other receivables consist primarily of operating expenses incurred by the Company related to vessels it manages for others and insurance and income tax receivables. The Company routinely reviews its receivables and makes provisions for credit losses; however, those allowances are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

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

As of December 31, 2020, the estimated useful life (in years) of each of the Company’s major categories of new offshore support vessels was as follows:

Offshore Support Vessels:
CTVs	10
All other offshore support vessels (excluding crew transfer utility)	20

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

Prior to 2017, SEACOR Marine was included in the consolidated U.S. federal income tax return of SEACOR Holdings. SEACOR Holdings’ policy for allocation of U.S. federal income taxes required its domestic subsidiaries included in the consolidated U.S. federal income tax return to compute their provision for U.S. federal income taxes on a separate company basis and settle with SEACOR Holdings.

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

Critical Accounting Estimates

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

On occasion, the Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s business conducted in Europe, Africa, Latin America, the Middle East and Asia. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. As of December 31, 2020 the Company had a foreign currency forward contract from which we recorded a loss of $0.9 million related to a £31.5 million swap that settled on January 12, 2021.

The Company’s outstanding debt from continuing operations is primarily in fixed interest rate instruments or variable interest rate instruments that have been fixed through corresponding interest rate swaps. As a result, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2020 the Company had outstanding variable rate debt instruments (due 2021 through 2029) subject to interest rate fluctuations totaling $288.2 million that call for the Company to pay interest based on LIBOR plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2020 the average interest rate on these variable rate borrowings was 4.1%. For each 1% increase in the applicable LIBOR rate, the Company’s annual interest payments on the non-hedged portion of the facility would increase by approximately $2.8 million. After the sale of the Windcat Workboats on January 12, 2021, the Company no longer had any variable debt denominated in pound sterling.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the U.S. and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2020 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed pursuant to this Item 10 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

NYSE Annual Certification. The Chief Executive Officer of the Company has previously submitted to the NYSE the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual, and there were no qualifications to such certification. SEACOR Marine has filed the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 with the SEC as exhibits to this Form 10-K.

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

4.8*

Warrant, originally issued by SEACOR Marine Holdings Inc., to CEOF II Coinvestment (DE), L.P., on May 2, 2018, (incorporated herein by reference to Exhibit 4.9 of SEACOR Marine Holdings Inc.’s Shelf Registration on Form S-3 filed with the Commission on June 15, 2018 (File No. 333-225686)).

4.9*

Registration Rights Agreement, dated as of April 26, 2018, by and among SEACOR Marine Holdings Inc. and the Purchasers, (incorporated herein by reference to Exhibit 10.6 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2018 (File No. 1-37966)).

4.10*

Registration Rights Agreement, dated as of March 20, 2020, by and between SEACOR Marine Holdings Inc. and Montco Offshore, LLC (incorporated herein by reference to Exhibit 4.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on March 20, 2020 (File No. 001-37966)).

4.11*	Description of Registrant’s Securities.

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

10.31*

Sixth Consent and Agreement, dated April 29, 2020, by and among Falcon Global USA LLC, the other loan parties thereto, JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on May 1, 2020 (File No. 001-37966)).

10.32*

Sale and Purchase Agreement, dated May 31, 2020, by and between China Shipping Fan Tai Limited, China Shipping Industry (Hong Kong) Co. Limited and SEACOR Offshore Asia LLC (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966)).

10.33*

Parent Guarantee, dated May 31, 2020, by SEACOR Marine Holdings Inc. in favour of China Shipping Fan Tai Limited and China Shipping Industry (Hong Kong) Co., Limited (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966)).

10.34*

Form of Parent Guarantee by SEACOR Marine Holdings Inc. and COSCO Shipping Heavy Industry (Guangdong) Co., Ltd (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966).

10.35*

Tax Refund and Indemnification Agreement, dated as of June 26, 2020, by and between SEACOR Marine Holdings Inc. and SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 29, 2020 (File No. 001-37966)).

10.36*

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

10.37*

Agreement for the Sale and Purchase of the Share Capital of Windcat Workboats Holdings Limited, dated December 18, 2020, by and among Seabulk Overseas Transport, Inc., CMB N.V. and SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on December 18, 2020 (File No. 001-37966)).

10.38*

Letter Agreement, dated December 18, 2020, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc. and DNB Bank ASA, New York Branch, as facility agent and on behalf of the majority lenders (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on December 18, 2020 (File No. 001-37966)).

Exhibit Number	Description
10.39*+

SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex A of SEACOR Marine Holding Inc.’s definitive proxy statement on Schedule 14A as filed with the Commission on April 22, 2020 (SEC File No. 001-37966)).

10.40+	Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan.

10.41+	Form of Stock Option Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan.

10.42+	Form of Performance Restricted Stock Unit Grant Agreement under the SECOR Marine Holdings Inc. 2020 Equity Incentive Plan.

10.43+	Form of Director Stock Option Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan.

10.44*

Seventh Consent, Agreement and Omnibus Amendments, dated February 24, 2021, by and among Falcon Global USA LLC, the other loan parties, SEACOR Marine Holdings Inc., JP Morgan Chase Bank, N.A., as administrative agent for the lenders, and the lenders party thereto.

21.1	List of subsidiaries of SEACOR Marine Holdings Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

*	Incorporated by reference.
+	Management contract or compensatory plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Marine Holdings Inc. (Registrant)

By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ John Gellert	President, Chief Executive Officer and Director	March 11, 2021
John Gellert	(Principal Executive Officer)

/s/ Jesús Llorca	Executive Vice President and Chief Financial Officer	March 11, 2021
Jesús Llorca	(Principal Financial Officer)

/s/ Gregory S. Rossmiller	Senior Vice President and Chief Accounting Officer	March 11, 2021
Gregory S. Rossmiller	(Principal Accounting Officer)

/s/ Charles Fabrikant	Non-Executive Chairman of the Board	March 11, 2021
Charles Fabrikant

/s/ Andrew R. Morse	Director	March 11, 2021
Andrew R. Morse

/s/ R. Christopher Regan	Director	March 11, 2021
R. Christopher Regan

/s/ Alfredo Miguel Bejos	Director	March 11, 2021
Alfredo Miguel Bejos

/s/ Robert D. Abendschein	Director	March 11, 2021
Robert D. Abendschein

/s/ Julie Persily	Director	March 11, 2021
Julie Persily

INDEX TO FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC

Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SEACOR Marine Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of loss, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

March 11, 2021

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$32,666	$81,382
Restricted cash	3,352	3,104
Receivables:
Trade, net of allowance for credit loss reserve of $582 and $455 in 2020 and 2019, respectively	45,325	43,050
Other	10,924	18,239
Receivables from SEACOR Holdings	18,832	—
Tax Receivable	13,556	—
Inventories	576	1,228
Prepaid expenses and other	3,230	1,940
Assets held for sale	50,235	45,718
Total current assets	178,696	194,661
Property and Equipment:
Historical cost	1,012,873	899,024
Accumulated depreciation	(291,538)	(308,917)
	721,335	590,107
Construction in progress	32,327	70,806
Net property and equipment	753,662	660,913
Right-of-Use Asset - Operating Leases	7,134	16,537
Right-of-Use Asset - Finance Leases	129	—
Investments, at Equity, and Advances to 50% or Less Owned Companies	75,308	120,831
Construction Reserve Funds	—	12,893
Other Assets	2,734	3,358
	$1,017,663	$1,009,193
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$7,030	$14,896
Current portion of finance lease liabilities	36	—
Current portion of long-term debt
Recourse	26,734	17,802
Non Recourse	5,643	—
Accounts payable and accrued expenses	29,967	24,598
Due to SEACOR Holdings	—	74
Accrued wages and benefits	1,744	1,545
Accrued interest	1,664	729
Accrued capital, repair and maintenance expenditures	11,328	15,978
Deferred and Unearned revenues	4,452	5,296
Accrued insurance deductibles and premiums	2,274	3,564
Accrued professional fees	975	871
Derivatives	4,591	2,925
Other current liabilities	4,439	4,479
Liabilities associated with assets held for sale	30,927	27,540
Total current liabilities	131,804	120,297
Long-Term Operating Lease Liabilities	4,345	9,255
Long-Term Finance Lease Liabilities	105	—
Long-Term Debt
Recourse	328,690	239,939
Non Recourse	111,820	115,775
Conversion Option Liability on Convertible Senior Notes	2	5,205
Deferred Income Taxes	35,822	33,564
Deferred Gains and Other Liabilities	3,239	6,234
Total liabilities	615,827	530,269
Equity:
SEACOR Marine Holdings Inc. stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued nor outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 23,504,050 and 21,928,674 shares issued in 2020 and 2019, respectively	235	219
Additional paid-in capital	451,179	429,318
Retained earnings	(51,839)	27,076
Shares held in treasury of 73,284 and 47,185 in 2020 and 2019, respectively, at cost	(848)	(669)
Accumulated other comprehensive loss, net of tax	2,790	1,548
	401,517	457,492
Noncontrolling interests in subsidiaries	319	21,432
Total equity	401,836	478,924
	$1,017,663	$1,009,193

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF LOSS

(in thousands, except share data)

	For the years ended December 31,
	2020	2019	2018
Operating Revenues	$141,837	$174,453	$179,161
Costs and Expenses:
Operating	91,145	109,523	119,587
Administrative and general	40,051	39,791	41,616
Lease expense	7,525	15,840	12,964
Depreciation and amortization	57,167	57,166	61,419
	195,888	222,320	235,586
Losses on Asset Dispositions and Impairments, Net	(17,588)	(6,461)	(11,989)
Operating Loss	(71,639)	(54,328)	(68,414)
Other Income (Expense):
Interest income	1,273	1,389	1,171
Interest expense	(30,691)	(28,956)	(26,726)
SEACOR Holdings guarantee fees	(47)	(108)	(29)
Loss on Debt Extinguishment	—	—	(638)
Derivative gains, net	4,310	71	2,854
Foreign currency losses, net	(1,294)	(2,541)	(1,328)
Other, net	(19)	(1)	677
	(26,468)	(30,146)	(24,019)
Loss from Continuing Operations Before Tax Benefit and Equity in Losses of 50% or Less Owned Companies	(98,107)	(84,474)	(92,433)
Income Tax (Benefit) Expense:
Current	(25,182)	4,921	9,297
Deferred	2,258	(12,890)	(22,760)
	(22,924)	(7,969)	(13,463)
Loss Before Equity in Losses of 50% or Less Owned Companies	(75,183)	(76,505)	(78,970)
Equity in Losses of 50% or Less Owned Companies, Net of Tax	(8,163)	(14,459)	(4,009)
Loss from Continuing Operations	(83,346)	(90,964)	(82,979)
Income (Loss) on Discontinued Operations, Net of Tax	364	(7,731)	927
Net Loss	(82,982)	(98,695)	(82,052)
Net Loss attributable to Noncontrolling Interests in Subsidiaries	(4,067)	(5,858)	(4,444)
Net Loss attributable to SEACOR Marine Holdings Inc.	$(78,915)	$(92,837)	$(77,608)

Basic and Diluted (Loss) Income Per Common Share and Warrants of SEACOR Marine Holdings Inc.
Continuing operations	$(3.20)	$(3.62)	$(3.74)
Discontinued operations	0.02	(0.33)	0.04
	$(3.18)	$(3.95)	$(3.70)

Weighted Average Common Shares and Warrants Outstanding:
Basic and diluted shares	24,785,744	23,513,925	20,926,307

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the years ended December 31,
	2020	2019	2018
Net Loss	$(82,982)	$(98,695)	$(82,052)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses), net	2,112	20,157	(2,365)
Derivative losses on cash flow hedges	(2,139)	(1,901)	(1,939)
Reclassification of derivative losses on cash flow hedges to interest expense	1,425	552	31
Reclassification of derivative losses on cash flow hedges to equity in losses of 50% or less owned companies	(156)	(645)	(76)
	1,242	18,163	(4,349)
Income tax benefit (expense)	—	173	(46)
	1,242	18,336	(4,395)
Comprehensive Loss	(81,740)	(80,359)	(86,447)
Comprehensive Loss attributable to Noncontrolling Interests in Subsidiaries	(4,067)	(5,858)	(4,544)
Comprehensive Loss attributable to SEACOR Marine Holdings Inc.	$(77,673)	$(74,501)	$(81,903)

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

		SEACOR Marine Holdings Inc. Stockholders' Equity
	Shares of Common Stock	Common Stock		Additional Paid-in Capital	Shares of Treasury Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2017	17,675,356	177		303,996	—	—	204,442	(12,493)	14,975	511,097
Issuance of Common Stock	2,291,084	23		42,973	—	—	—	—	—	42,996
Issuance of Warrants	—	—		62,809	—	—	—	—	—	62,809
Amortization of employee share awards	—	—		3,494	—	—	—	—	—	3,494
Exercise of options	66,625		1	832	—	—	—	—	—	833
Exercise of Warrants	289,442	3		—	108	(3)	—	—	—	—
Restricted stock vesting	116,701	—		—	3,899	(88)	—	—	—	(88)
Director share awards	—	—		893	—	—	—	—	—	893
Acquisition of consolidated joint venture	—	—		—	—	—	—	—	(12,037)	(12.037)
Issuance of noncontrolling interests	—	—		375	—	—	—	—	31,010	31,010
Net loss	—	—		—	—	—	(77,608)	—	(4,444)	(82,052)
Other comprehensive income	—	—		—	—	—	—	(4,295)	(100)	(4,395)
Year Ended December 31, 2018	20,439,208	204		415,372	4,007	$(91)	$126,834	$(16,788)	$29,404	$554,935
Impact of adoption of accounting principle	—	—		—	—	—	10,416	—	—	10,416
Year Ended December 31, 2018	20,439,208	$204		$415,372	4,007	(91)	137,250	(16,788)	29,404	565,351
Issuance of Common Stock	653,872	7		6,589	—	—	—	—	—	6,596
Issuance of Warrants	—	—		—	—	—	—	—	—	—
Restricted stock grants	245,400	2		—	—	—	—	—	—	2
Cancellation of restricted stock grants	(2,200)	—		—	—	—	—	—	—	—
Amortization of employee share awards	—	—		5,046	—	—	—	—	—	5,046
Exercise of options	113,750	1		1,420	—	—	—	—	—	1,421
Exercise of Warrants	444,391	4		—	—	(1)	—	—	—	3
Restricted stock vesting	(43,129)	—		(2)	43,129	(577)	—	—	—	(579)
Director share awards	30,197	1		893	49	—	—	—	—	894
Acquisition of consolidated joint venture	—	—		—	—	—	—	—	(2,114)	(2,114)
Sale of Standby Safety Fleet	—	—		—	—	—	(17,399)	—	—	(17,399)
Dissolution of Entity	—	—		—	—	—	62	—	—	62
Net loss	—	—		—	—	—	(92,837)	—	(5,858)	(98,695)
Other comprehensive loss	—	—		—	—	—	—	18,336	—	18,336
Year Ended December 31, 2019	21,881,489	$219		$429,318	$47,185	$(669)	$27,076	$1,548	$21,432	$478,924
Restricted stock grants	289,452	3		—	—	—	—	—		3
Cancellation of grants and options	(12,650)	—		101	—	—	—	—		101
Amortization of employee share awards	—	—		3,969	—	—	—	—		3,969
Exercise of Warrants	338,320	3		—	354	(1)	—	—		2
Restricted stock vesting	(25,745)	—			25,745	(178)	—	—		(178)
Director share awards	59,900	1		754	—	—	—	—		755
Acquisition of consolidated joint venture	900,000	9		17,037	—	—	—	—	(17,046)	—
Net loss	-	—		—	—	—	(78,915)		(4,067)	(82,982)
Other comprehensive loss	-	—		—	—	—	—	1,242		1,242
Year Ended December 31, 2020	23,430,766	$235		$451,179	$73,284	$(848)	$(51,839)	$2,790	$319	$401,836

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2020	2019	2018
Cash Flows from Continuing Operating Activities:
Net Loss	$(83,346)	$(100,070)	$(82,979)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	57,167	57,166	61,419
Deferred financing cost amortization	1,107	1,055	1,886
Amortization of deferred gains against charter expense	—	—	(8,037)
Amortization of employee share awards	4,069	5,046	3,494
Restricted stock vesting	(178)	(577)	(88)
Director share awards	755	894	893
Debt discount amortization	6,672	5,662	5,348
Provision for expected credit losses	230	(404)	(880)
Losses from equipment sales, retirements or impairments	17,588	6,461	11,989
Loss from sale of Boston Putford Offshore Safety	—	9,106	—
Gain from other sales	—	—	(428)
Derivative gains	(4,310)	(71)	(2,854)
Cash settlement payments on derivative transactions, net	(1,331)	(482)	1,407
Currency losses	1,294	2,541	1,328
Deferred income taxes	2,258	(12,890)	(22,760)
Equity losses	8,163	14,459	4,009
Dividends received from equity investees	2,117	2,073	1,724
Changes in operating assets and liabilities:
Accounts Receivables	(30,165)	10,182	(18,734)
Other Assets	6,530	554	925
Accounts payable and accrued liabilities	(18,343)	957	(21,253)
Net cash (used in) provided by operating activities	(29,723)	1,662	(63,591)
Cash Flows from Investing Activities:
Purchases of property and equipment	(20,808)	(44,775)	(35,645)
Proceeds from disposition of property and equipment	20,674	55,321	10,655
Proceeds from sale of ERRV fleet	—	27,390	—
Cash impact of sale of ERRV fleet	—	(5,140)	—
Purchase of subsidiary from joint venture	(8,445)	—	8,017
Investments in and advances to 50% or less owned companies	(2,206)	(17,395)	(43,386)
Return of investments and advances from 50% or less owned companies	—	461	16,263
Construction reserve funds transferred to short-term cash	3,745	—	—
Construction reserve funds utilized	9,148	15,168	17,300
Principal payments on notes due from equity investees	1,715	—	—
Net cash provided by (used in) investing activities	3,823	31,030	(26,796)
Cash Flows from Financing Activities:
Payments on long-term debt	(22,601)	(23,974)	(41,932)
Proceeds from issuance of long-term debt	—	—	53,546
Proceeds from exercise of stock options and warrants	2	1,424	833
Interest on Finance Leases	1	—	—
Issuance of stock	—	—	42,996
Issuance of warrants	—	—	12,809
Purchase of subsidiary shares from noncontrolling interests	—	(3,392)	—
Net cash (used in) provided by financing activities	(22,598)	(25,942)	68,252
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	30	(16,619)	299
Net Decrease in Cash, Cash Equivalents and Restricted Cash, Continuing Operations	(48,468)	(9,869)	(21,836)
Cash Flows from Discontinued Operations:
Operating Activities	8,217	13,778	10,566
Investing Activities	(8,318)	(15,388)	(4,353)
Financing Activities	941	—	998
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	119	1,674	(1,074)
Net Increase in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	959	64	6,137
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(47,509)	(9,805)	(15,699)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	87,047	96,852	112,551
Cash, Cash Equivalents and Restricted Cash, End of Year	$39,538	$87,047	$96,852
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	21,977	21,479	20,014
Income taxes refunded, net	1,094	1,999	321
Noncash Investing and Financing Activities:
Increase in property, plant and equipment related to an acquisition	142,282	—	140,257
Decrease in joint venture investments related to an acquisition	22,222	—	—
Increase in long-term debt related to an acquisition	75,569	—	106,640
Increase in long-term debt related to asset purchases	21,252	10,626	—
Increase in capital expenditures in accounts payable and accrued liabilities	3,193	2,409	—

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations and Segmentation. The consolidated financial statements include the accounts of SEACOR Marine and its consolidated subsidiaries (collectively referred to as the “Company”). The Company provides global marine and support transportation services to offshore oil, natural gas and windfarm facilities worldwide. The Company and its joint ventures operate a diverse fleet of offshore support and specialty vessels that (i) deliver cargo and personnel to offshore installations, (ii) handle anchors and mooring equipment required to tether rigs to the seabed, (iii) tow rigs and assist in placing them on location and moving them between regions, (iv) provide construction, well work-over and decommissioning support and (v) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists, safety support and emergency response services. The Company’s fleet also includes crew transfer vessels (“CTVs”) used primarily in windfarm operations.

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

As a result of the announced sale of Windcat Workboats Holdings Ltd (“Windcat Workboats”), the Company’s indirect wholly owned subsidiary, and the CTV business of Windcat Workboats (the “Windcat Workboats CTV Business”) on December 18, 2020, the Company classified the CTV assets of the Windcat Workboats CTV Business as Assets held for sale as of December 31, 2020. Unless the context indicates otherwise, all of the results presented exclude the CTV operations of the Windcat Workboats CTV Business which are classified as Assets held for sale. The Company has identified the following five principal geographic regions as its reporting segments:

United States, primarily Gulf of Mexico. As of December 31, 2020, 23 vessels were located in the U.S. Gulf of Mexico, including 17 owned, three leased-in, two joint-ventured and one managed-in. The Company’s vessels in this market support deep-water anchor handling, fast cargo transport, general cargo transport, well intervention, work-over, decommissioning and diving support operations.

Africa, primarily West Africa. As of December 31, 2020, 15 vessels were located in West Africa, including 13 owned, one leased-in and one joint-ventured. The Company’s vessels in this area generally support projects for major oil companies, primarily in Angola and Nigeria.

Middle East and Asia. As of December 31, 2020, 23 vessels were located in the Middle East and Asia, including 20 owned, two joint-ventured and one managed. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Egypt, Israel and Malaysia and countries along the Arabian Gulf and Arabian Sea, such as Saudi Arabia, the United Arab Emirates and Qatar.

Latin America. As of December 31, 2020, 38 vessels were located in this region, including eight owned and 30 joint ventured. Of these joint-ventured vessels, (i) 16 are owned by Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), a joint venture company that is 49% owned by SEACOR Marine International LLC (“SMI”), a wholly owned subsidiary of SEACOR Marine, and 51% owned by subsidiaries of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), and (ii) 13 are owned by MEXMAR Offshore International LLC (“MEXMAR Offshore”), a joint venture company that is 49% owned by SMI and 51% owned by a subsidiary of CME. These vessels, consisting of a fleet of FSVs, supply, specialty and liftboat vessels, provide support for exploration and production activities in Mexico, Brazil and Guyana. From time to time, the Company’s vessels also work in Trinidad and Tobago, and Colombia.

Europe, primarily North Sea. As of December 31, 2020, the Company had two owned vessels that are were classified in our continuing operations, located in this region, supporting the construction and maintenance of offshore wind turbines as well as supporting oil and gas explorations and production operations in the North Sea. On December 18, 2020, the Company announced the sale of its Windcat Workboats CTV Business (“Windcat Sale”), comprised of 46 CTVs located in Europe providing crew transfer to offshore wind platforms, which closed on January 12, 2021. As a result of the announced sale of the Windcat Workboats CTV Business on December 18, 2020, the Company classified the CTV assets of the Windcat Workboats CTV Business as Assets held for sale as of December 31, 2020.

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

The Company reports its qualifying investments at cost, less impairment if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer for its investments in 50% or less owned companies it does not control or exercise significant influence. These investments in private companies are adjusted for capital distributions and other-than-temporary declines in fair value.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current period presentation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for credit losses, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from estimates and those differences may be material.

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

Revenue that does not meet these criteria is deferred until the criteria is met and such revenue is considered a contract liability. Contract liabilities, which are included in other current liabilities from continuing operations in the accompanying consolidated balance sheets, for the years ended December 31 were as follows (in thousands):

	2020	2019	2018
Balance at beginning of year	$4,755	$1,327	$10,104
Revenues deferred during the year	2,042	8,134	3,518
Revenues recognized during the year	(3,490)	(4,706)	(12,295)
Balance at end of year	$3,307	$4,755	$1,327

As of December 31, 2020 the Company deferred revenues of $3.3 million primarily related to $2.0 million of prepaid vessel management fees, $0.8 million related to the time charter of offshore support vessels to customers from which collections were not reasonably assured and $0.5 million of prepaid charter modification and reservation fees.

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

Restricted Cash. Restricted cash primarily relates to banking facility requirements.

For the year ended December 31, cash, cash equivalents and restricted cash from continuing operations consists of:

	2020	2019
Cash	$32,666	$81,382
Restricted cash	3,352	3,104
Total	$36,018	$84,486

Trade and Other Receivables. Customers are primarily major integrated national and international oil companies, large independent oil and natural gas exploration and production companies, and offshore windfarm operations. Customers are granted credit on a short-term basis and the related credit risks are minimal. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables. The Company routinely reviews its receivables and makes provisions for credit losses; however, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

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

Inventories.

Inventories, which consist of fuel and supplies, are stated at the lower of cost (using the first-in, first-out method) or market. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market. In the year ended December 31, 2020, 2019 and 2018, there were no inventory reserves.

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

As of December 31, 2020, the estimated useful life (in years) of each of the Company’s major categories of new offshore support vessels was as follows:

Offshore Support Vessels:
CTVs	10
All other offshore support vessels (excluding crew transfer)	20

The Company’s property and equipment from continuing operations as of December 31 was as follows (in thousands):

	Historical Cost (1)	Accumulated Depreciation	Net Book Value
2020
Offshore support vessels:
AHTS(2)	$50,189	$(31,779)	$18,410
FSV(3)	375,747	(104,739)	271,008
Supply	238,624	(15,991)	222,633
Liftboats	321,751	(117,364)	204,387
Crew transfer	3,163	(3,138)	25
General machinery and spares	7,746	(7,733)	13
Other (4)	15,653	(10,794)	4,859
	$1,012,873	$(291,538)	$721,335
2019
Offshore support vessels:
AHTS(2)	$94,078	$(73,095)	$20,983
FSV(3)	388,460	(101,295)	287,165
Supply	44,958	(8,471)	36,487
Specialty	14,805	(10,466)	4,339
Liftboats	327,028	(93,166)	233,862
Crew transfer	5,032	(4,518)	514
General machinery and spares	7,650	(7,648)	2
Other (4)	17,013	(10,258)	6,755
	$899,024	$(308,917)	$590,107

(1)	Includes property and equipment acquired in business acquisitions at acquisition date fair value, and net of the impact of recognized impairment charges.
(2)	Anchor Handling Towing Supply (“AHTS”).
(3)	Fast support vessels (“FSVs”).
(4)	Includes land, buildings, leasehold improvements, vehicles and other property and equipment.

Depreciation and amortization expense from continuing operations totaled $57.2 million, $57.2 million and $61.4 million in 2020, 2019 and 2018, respectively. Depreciation and amortization from discontinued operations totaled $6.2 million, $6.8 million and $7.4 million in 2020, 2019 and 2018.

On December 2, 2019, the Company completed the sale of its North Sea standby business, comprised of 18 emergency response and rescue vehicles (“ERRVs”) with a net book value of $24.3 million. Depreciation and amortization expense totaled $3.5 million and $3.4 million in 2019 and 2018, respectively.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of vessels, as well as major renewals and improvements to other properties, are capitalized.

Certain interest costs incurred during the construction of vessels are capitalized as part of the vessels’ carrying values and are amortized over such vessels estimated useful lives. Capitalized interest totaled $0.7 million, $1.5 million and $2.4 million in 2020, 2019 and 2018, respectively.

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

During the year ended December 31, 2020, the Company recorded non-cash impairment charges totaling $18.8 million. The Company recorded partial impairments ($5.3 million) on the five-company owned liftboat vessels based on outside valuations of its remaining fleet. Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data. If market conditions further decline from the depressed utilization and rates per day worked experienced over the last three years, fair values based on future appraisals could decline significantly. In addition, the Company impaired ($7.0 million) on two leased-in liftboat vessels that based on current market environment, were determined that neither of these two leased-in vessels would return to active service during their remaining lease terms. Additionally, one leased-in anchor-handling towing supply (“AHTS”) was impaired ($0.5 million), one specialty vessel was impaired ($1.2 million) and one hull that was included in construction in progress was impaired ($4.8 million).

During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $12.0 million, primarily related to four AHTS vessels previously removed from service and adjusted to scrap value, and four fast support vessels (“FSV”), each of which has been adjusted to indicative sales price, and two leased-in vessels (one AHTS and one platform supply vessel “PSV”), adjusted for indicative future cash flows. During the year ended December 31, 2018, the Company recorded non-cash impairment charges of $14.6 million primarily associated with its AHTS fleet (four owned vessels and three leased-in vessels) and one specialty vessel.

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

For vessel classes and individual vessels with indicators of impairment but not recently impaired as of December 31, 2020 the Company has estimated that their future undiscounted cash flows exceed their current carrying values. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. No impairment charges of investments in 50% or less owned companies were incurred for the years ended December 31, 2020 and 2019. During the year ended  December 31, 2018 the Company recognized impairment charges of $1.2 million net of tax, related to its 50% or less owned companies (see “Note 5. Investments, at Equity, and Advances to 50% or Less Owned Companies”).

Business Combinations. The Company recognizes 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of loss from the date of acquisition (see “Note 3 Business Acquisitions”).

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

SEACOR Marine was included in the consolidated U.S. federal income tax return of SEACOR Holdings Inc. (“SEACOR Holdings”) through 2016. SEACOR Holdings’ policy for allocation of U.S. federal income taxes required its domestic subsidiaries included in the consolidated U.S. federal income tax return to compute their provision for U.S. federal income taxes on a separate company basis and settle with SEACOR Holdings.

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

On June 26, 2020, the Company entered into the Tax Refund Agreement with SEACOR Holdings (see “Note 17. Related Party Transactions”).

Deferred Gains - Vessel Sale-Leaseback Transactions and Financed Vessel Sales. Prior to the implementation of ASC 842, the Company entered into vessel sale-leaseback transactions with finance companies or provided seller financing on sales of its vessels to third-parties or to 50% or less owned companies. A portion of the gains realized from these transactions was not immediately recognized in income but rather was recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions, gains were deferred to the extent of the present value of future minimum lease payments and were amortized as reductions to rental expense over the applicable lease terms (see “Note 7. Leases”). When the Company determines that future cash inflows do not support future lease cash obligations, the Company records an impairment expense for the amount of the cash flow shortage of all future lease costs, costs to maintain the vessel to the end of the lease term, and costs to return the vessel to its owner, less the amount of any unamortized deferred gains. In financed vessel sales, gains were deferred to the extent that the repayment of purchase notes were dependent on the future operations of the sold vessels and were amortized based on cash received from the buyers. Unamortized deferred gains for four vessels under sale-leaseback agreements were fully recognized in 2019 as an adjustment to the opening balance of Retained Earnings with the implementation of the new leasing standard (see “Note 7. Leases”). Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2019	2018
Balance at beginning of year	$11,026	$23,553
Amortization of deferred gains included in operating expenses as reduction to rental expense	—	(8,037)
Reclass of gain to Retained Earnings	(11,026)	—
Recognition of deferred gains included in losses on asset dispositions and impairments, net	—	(4,490)
Balance at end of year	$—	$11,026

Deferred Gains - Vessel Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels to its 50% or less owned companies has been deferred and recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In most instances, the sale of a Company vessel to a 50% or less owned company is considered a sale of a business in which the Company relinquishes control to its 50% or less owned company resulting in gain recognition; however, the Company defers gains to the extent of any uncalled capital commitment it has with the 50% or less owned company. The Company no longer had any deferred gains as of the end of 2019. Activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2019	2018
Balance at beginning of year	$793	$1,453
Amortization of deferred gains included in losses on asset dispositions and impairments, net	—	(25)
Other	(793)	(635)
Balance at end of year	$—	$793

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

Accumulated Other Comprehensive (Loss) Income. The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders' Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Other Comprehensive (Loss) Income
Year Ended December 31, 2017	$(13,195)	$702	$(12,493)	$(1,357)	$1	$(881)
Other comprehensive loss	(2,277)	(1,972)	(4,249)	(88)	(12)	$(4,349)
Income tax (expense)	—	(46)	(46)	—	—	(46)
Year Ended December 31, 2018	(15,472)	(1,316)	(16,788)	(1,445)	(11)	$(4,395)
Other comprehensive income	20,157	(1,994)	18,163	—	—	$18,163
Income tax benefi	—	173	173	—	—	173
Year Ended December 31, 2019	4,685	(3,137)	1,548	(1,445)	(11)	$18,336
Other comprehensive income	2,112	(870)	1,242	—	—	$1,242
Income tax benefit (expense)	—	—	—	—	—	—
Year Ended December 31, 2020	$6,797	$(4,007)	$2,790	$(1,445)	$(11)	$1,242

Loss Per Share. Basic loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted loss per common share of the Company is computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury stock and if-converted methods. Dilutive securities for this purpose assume restricted stock grants have vested, common shares have been issued pursuant to the exercise of outstanding stock options and common shares have been issued pursuant to the conversion of the Convertible Senior Notes. For the years ended December 31, 2020, 2019 and 2018, diluted loss per common share of the Company excluded 1,488,292 shares, 1,826,966 shares, and 2,183,708 shares, respectively, issuable upon the conversion of the Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the years ended December 31, 2020, 2019 and 2018, diluted loss per common share of the Company excluded 436,714 shares, 303,609 shares and 192,346 shares, respectively, of restricted stock and 1,120,541, 913,569 and 805,566 outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive. In 2020 and 2019, the Company issued 149,200 and 109,600 performance share awards, of which 240,800 were still outstanding as of December 31, 2020. These performance share awards are not considered outstanding until such time as they would be probable of being exercised, therefore they were not included in the computation of earnings (loss) per share.

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

On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). This new guidance modifies the disclosure requirements related to fair value measurement. The new guidance is effective for fiscal years beginning after December 15, 2019.  The effects of this standard on our financial position or reporting was not material.

On August 29, 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. The effects of this standard on our financial position, results of operations or cash flows was not material.

On June 30, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU represents a significant change in the Accounting for Credit Losses. The ASU introduced a new accounting model, the Current Expected Credit Losses model (CECL), which required earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaced the multiple existing impairment models in prior U.S. GAAP, which generally required that a loss be incurred before it is recognized. The standard applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. Management implemented the new standard in 2020 and it did not have a material impact on the consolidated financial statements.

2.	TRANSFORMATION, FACILITY RESTRUCTURING AND SEVERANCE CHARGES

Due to the highly competitive nature of the Company’s business and the continuing losses incurred over the last few years, the Company reduced its overall cost structure and workforce to better align the Company with current activity levels. The transformation plan, which began in the third quarter of 2019 and extended through the third quarter of 2020 (the “Transformation Plan”), included a workforce reduction, organization restructuring, facility consolidations and other cost reduction measures and efficiency initiatives across the Company’s geographic regions. These initiatives impacted all of the Company’s reportable segments and are expected to result in annualized recurring savings of at least $8.0 million. The Company continues to evaluate additional opportunities for further cost reductions to adapt to changing conditions caused by COVID-19 and other market conditions.

In connection with the Transformation Plan, for the twelve months ended December 31, 2020, the Company recognized year-to-date restructuring and transformation charges of $1.2 million, which includes severance charges of $1.1 million and other restructuring charges of $0.1 million. Other restructuring charges included contract termination costs, relocation and other associated costs. The restructuring and transformation charges are reflected in the Company’s general and administrative expense.

The components of restructuring charges for the years ended December 31, 2020 and 2019, were as follows (in thousands):

December 31, 2020

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
Transformation Plan
Severance Charges	$275	$—	$665	$—	$185	$1,125
Other Charges	31	—	31	—	—	62
Total Charges	$306	—	$696	—	$185	$1,187

December 31, 2019

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe (primarily North Sea)	Total
Transformation Plan
Severance Charges	$2,995	$—	$184	$—	$200	$3,379
Other Charges	307	—	31	—	—	339
Total Charges	$3,302	—	$215	—	$200	$3,718

The severance and other restructuring charges gave rise to certain liabilities primarily related to liabilities accrued as part of the Transformation Plan. As of December 31, 2020, all related liabilities associated with the Transformation Plan have been recognized.

The Transformation Plan was completed during the third quarter of 2020. No material future costs related to these efforts are expected, but to the extent the Company identifies additional opportunities for further costs reductions beyond the Transformation Plan, these opportunities may give rise to restructuring charges. On a cumulative basis, the Company recognized $4.9 million in restructuring charges.

3.	BUSINESS ACQUISITIONS

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

SEACOR Offshore Delta is the owner of eight PSVs built by COSCO Shipping Heavy Industry (Guangdong) Co., Ltd. (the “COSCO (Guangdong) Shipyard” and such PSVs, the “SEACOR Delta PSVs”). The SEACOSCO Sellers obtained a second lien mortgage on the SEACOR Delta PSVs to secure the payment of the deferred portion of the SEACOSCO Purchase Price, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the short-fall in vessel collateral value, if any, in the event the SEACOSCO Sellers exercise their remedies under the mortgages.

The SEACOR Delta PSVs were initially acquired by vessel owning subsidiaries (“SEACOR Delta SPVs”) of SEACOR Offshore Delta pursuant to existing deferred purchase agreements with the COSCO (Guangdong) Shipyard (“Guangdong DPAs”) under which an aggregate of approximately $100.8 million was outstanding as of June 30, 2020 (the “SEACOR Delta Shipyard Financing”). As of December 31, 2020, $95.3 million was outstanding. The Guangdong DPAs provide for amortization of the purchase price for each vessel over a period of 10 years from delivery bearing floating interest rate of three-month LIBOR plus 4.0%. SEACOR Offshore Delta has taken delivery of all eight SEACOR Delta PSVs, seven with a 2018 or 2019 year of build, and one with a 2020 year of build. The payment obligations of the SEACOR Delta SPVs under the Guangdong DPAs for each vessel is secured by a first lien mortgage on the vessel and a pledge of the SEACOR Delta SPV’s equity, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the short-fall in vessel collateral value, if any, in the event the COSCO (Guangdong) Shipyard exercises its remedies under the mortgages.

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

Equipment Additions. The Company’s capital expenditures and payments on equipment were $20.8 million, $44.8 million, and $35.6 million in 2020, 2019 and 2018, respectively. Deliveries of offshore support vessels for the years ended December 31 were as follows:

	2020 (1)	2019 (2)	2018 (3)
FSV	—	2	6
Supply	4	2	5
Liftboat	—	—	—
	4	4	11

(1)	Excludes three CTVs as assets held for sale and seven PSVs acquired as part of the SEACOSCO Acquisition (See “Note 3. Business Acquisitions”).
(2)	Excludes two CTVs as assets held for sale.
(3)	Excludes two CTVs as assets held for sale.

Equipment Dispositions.

On January 12, 2021, a wholly-owned subsidiary of SEACOR Marine Holdings Inc. (the “Company”), completed the sale of the Company’s Windcat Workboats CTV business through the sale of 100% of the equity of Windcat Workboats, a wholly-owned subsidiary of the Company (“Windcat” and together with its subsidiaries, the “Windcat Group”), to CMB N.V. (the “Windcat Buyer”) pursuant to a Sale and Purchase Agreement entered into on December 18, 2020. At closing, the Windcat Buyer paid to the Company an aggregate purchase price of £32.8 million. After deducting transaction costs and expenses and giving effect to foreign exchange rate hedges, the Company received net cash proceeds of approximately US$42.6 million. The Windcat Buyer also assumed all of the approximately £20.4 million of debt outstanding under Windcat Workboat’s existing revolving credit facility. As of December 31, 2020, the Windcat Group owned a total of 41 CTVs and held interests in an additional five CTVs through its joint ventures, all of which were included in the sale. These vessels have been classified as and included as Assets held for sale as of December 31, 2020. The Company recognized a gain on the sale of Windcat Workboats in January 2021 of approximately $22.8 million.

During the year ended December 31, 2020, the Company sold two anchor handling towing supply (“AHTS”) vessels and one specialty vessel previously removed from service, four FSVs, one specialty vessels, one vessel under construction and other equipment for $21.6 million ($20.7 million cash and $0.9 million in previously received deposits) and gains of $1.2 million.

For the year ended December 31, 2019, the Company completed the sale of its ERRV fleet business, which consisted of 18 vessels with a net book value of $23.4 million. The net proceeds from the sale of the ERRV fleet, including property and equipment, were approximately $27.4 million resulting in a net loss on dispositions of $9.1 million. Additional consideration of up to £4 million (equivalent to approximately $5.2 million based on the exchange rate at the time of the sale) may be payable to the Company based on revenue targets being achieved in 2021. The revenue targets were not achieved in 2020 and as such no additional consideration payments were made.

In addition to the sale of the North Sea ERRV fleet, for the year ended December 31, 2019, the Company sold one AHTS vessels, five FSVs, five PSVs, three liftboats, and other equipment for net proceeds of $55.3 million ($54.2 million in cash and $1.1 million in cash deposits previously received) and gains of $5.5 million.

During the year ended December 31, 2018, the Company sold property and equipment for net proceeds of $12.3 million ($12.2 million in cash and $0.1 million in cash deposits previously received) and recorded gains of $5.7 million, all of which were recognized at the time of sale.

Major equipment dispositions for the years ended December 31 were as follows:

	2020 (1)	2019	2018 (2)
AHTS	2	1	1
FSV	4	5	9
Supply	1	5	—
CTV	—	—	—
Liftboats	1	3	2
Specialty	2	—	—
	10	14	12

(1)	Excludes three vessels that were previously removed from service (two AHTS vessels and one specialty vessel).
(2)	Excludes one CTV from assets held for sale.

5.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2020	2019
MexMar	49.0%	$50,037	$54,249
SEACOSCO(1)	50.0%	—	37,480
OSV Partners(2)	30.4%	9,094	10,668
SEACOR Marlin	49.0%	7,979	7,929
MEXMAR Offshore(3)	49.0%	1,960	—
Offshore Vessel Holdings	49.0%	2,388	7,905
Other	20.0% — 50.0%	3,850	2,600
		$75,308	$120,831
(1)	The Company acquired the remaining 50% of the SEACOSCO Joint Venture that it did not own on June 30, 2020.

(2)The Company owns 66.7% of the General Partner and 29.7% of the limited Partner.

(3)This Joint Venture holds the investment in UP Offshore.

Combined Condensed Financial Information of Other Investees. Summarized financial information of the Company’s other investees, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2020	2019
Current assets	$109,687	$106,051
Noncurrent assets	259,424	607,541
Current liabilities	109,074	104,423
Noncurrent liabilities	115,626	331,357

	2020	2019	2018
Operating Revenues	$160,781	$136,690	$105,163
Costs and Expenses:
Operating and administrative	142,228	116,517	75,529
Depreciation	27,044	27,412	25,359
	169,272	143,929	100,888
Loss on Asset Dispositions and Impairments, Net	—	(166)	(262)
Operating (Loss) Income	$(8,491)	$(7,405)	$4,013
Net Loss	$(18,229)	$(36,816)	$(14,861)

As of December 31, 2020 and 2019, cumulative undistributed net earnings of all 50% or less owned companies included in the Company’s consolidated retained earnings were $20.7 million and $14.7 million, respectively.

MexMar. MexMar owns and operates 16 offshore support vessels in Mexico and manages four PSV’s and one FSV on behalf of OVH in Mexico. During the years ended December 31, 2020 and 2019, there were no returns of capital advances or distributions to shareholders. During the year ended December 31, 2018, MexMar returned previously provided capital advances of $9.8 million. During the years ended December 31, 2020, 2019 and 2018 the Company charged $0.3 million of vessel management fees to MexMar.

SEACOSCO. On May 31, 2020, SEACOR Offshore Asia, entered into the SEACOSCO SPA, pursuant to which SEACOR Offshore Asia agreed to acquire the  SEACOSCO Interests held by the SEACOSCO Sellers that the Company did not already own.

On June 30, 2020, SEACOR Offshore Asia completed the SEACOSCO Acquisition  (see “Note 3. Business Acquisitions).

OSV Partners. SEACOR OSV Partners GP LLC and SEACOR OSV Partners I LP (collectively “OSV Partners”) own and operate five offshore support vessels. On September 28, 2018, OSV Partners amended its term loan facility to, among other things, extend its maturity to September 28, 2021, and in connection therewith, the Company participated in a $5.0 million preferred equity offering by OSV Partners and subordinated loan in the amount of $5.0 million issued by OSV Partners, investing $1.1 million in such preferred equity (and committing to invest an additional $1.1 million in such preferred equity if called by the general partner of OSV Partners prior to September 30, 2020) and providing $2.1 million of such loan. On December 18, 2019, the general partner of OSV Partners called the remaining commitments of the Company and other limited partners and the Company satisfied its commitment with an additional $1.1 million investment in such preferred equity. The Company has no further commitments to OSV Partners. On December 23, 2019, OSV Partners further amended its term loan facility to, among other things, provide for interest-only payments during 2020 with the next principal payment due March 31, 2021. The lenders to OSV Partners have no recourse to the Company for outstanding amounts under the facility, and the Company is not obligated to participate in any future investment in or loan any money to OSV Partners. For the years ended December 31, 2020 and 2019, vessel management fees were abated and not charged. For the year ended December 31, 2018, the Company received $0.6 million, of vessel management fees from OSV Partners.

SEACOR Marlin. SEACOR Marlin LLC (“SEACOR Marlin”) own and operate Seacor Marlin supply vessel.  On September 13, 2018, the Company sold 51% of SEACOR Marlin to MEXMAR Offshore (MI) LLC, a wholly owned subsidiary of MexMar, for $8.0 million in cash, which generated a gain of $0.4 million.  The Seacor Marlin supply vessel was pledged as collateral under the MexMar credit facility, for which the Company receives an annual collateral fee.

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

Offshore Vessel Holdings (“OVH”).  On December 28, 2018, the Company invested $4.9 million for a 49% interest in OVH, the remaining 51% is owned by a subsidiary of CME. OVH invests in offshore assets and charters marine equipment. During the year ended December 31, 2019 OVH loaned $10.0 million to Operadora Productura Mexsicana, a drilling company in Mexico which owns and operates two jackup drilling rigs (“OPM”), chartered in three PSV’s from UP Offshore and purchased one FSV from the Company for $2.4 million through a seller’s finance agreement.

Other. The Company’s other 50% or less owned companies own and operate no vessels. During the year ended December 31, 2020, the Company received dividends of $2.1 million from these 50% or less owned companies. During the year ended December 31, 2019, the Company received dividends of $2.1 million and $0.5 million of return capital from these 50% or less owned companies. During the year ended December 31, 2018, the Company recognized impairment charges of $1.2 million, net of tax, to reduce its investment carrying value in a certain 50% or less owned company to zero. During the year ended December 31, 2020, no vessel management fees were received from these 50% or less owned companies.  In the years ended December 31, 2019 and 2018, the Company received less than $0.1 million and $0.3 million, respectively.

6.	CONSTRUCTION RESERVE FUNDS

The Company has established, pursuant to Section 511 of the Merchant Marine Act, 1936, as amended, construction reserve fund accounts subject to agreements with the Maritime Administration (“MARAD”). In accordance with this statute, the Company is permitted to deposit proceeds from the sale of certain vessels into the construction reserve fund accounts and defer the taxable gains realized from the sale of those vessels. Qualified withdrawals from the construction reserve fund accounts are only permitted for the purpose of acquiring qualified U.S.-flag vessels as defined in the statute and approved by MARAD. To the extent that sales proceeds are reinvested in replacement vessels, the carryover depreciable tax basis of the vessels originally sold is attributed to the U.S.-flag vessels acquired using such qualified withdrawals. The construction reserve funds must be committed for expenditure within three years of the date of sale of the equipment, subject to two one-year extensions that can be granted at the discretion of MARAD or be released for the Company’s general use as nonqualified withdrawals. For nonqualified withdrawals, the Company is obligated to pay taxes on the previously deferred gains at the prevailing statutory tax rate plus penalties and interest thereon for the period such taxes were deferred.

As of December 31, 2020, the Company had $4.2 million in short-term construction reserve funds included in cash and cash equivalents. During the years ended December 31, 2020, 2019 and 2018, construction reserve fund withdrawals totaled $9.1 million, $15.2 million and $17.3 million, respectively.

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

As of December 31, 2020, the Company leases two AHTS vessels, one liftboat, one FSV and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of December 31, 2020, the remaining lease terms of the vessels have remaining durations from eight to 12 months. The lease terms of the other equipment range in duration from 11 to 312 months.

As of December 31, 2020, future minimum payments for leases for the years ended December 31 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$7,855	$42
2022	639	39
2023	628	39
2024	559	36
2025	539	—
Years subsequent to 2025	4,215	—
	14,435	156
Interest component	(3,060)	(15)
	11,375	141
Current portion of long-term operating lease liabilities	(7,030)	(36)
Long-term operating lease liabilities	$4,345	$105

For the years ended December 31, the components of lease expense were as follows (in thousands):

	2020	2019
Operating lease expense (1)	$6,205	$13,442
Finance lease cost:
Amortization of finance lease asset (1)	11	—
Interest on lease liabilities (2)	1	—
Short-term lease costs (1)	1,320	2,398
	$7,537	$15,840

(1)	Included in selling, general and administrative expenses and amortization costs in the consolidated statements of loss.
(2)	Included in interest expense in the consolidated statements of loss.

For the year ended December 31, 2020, supplemental cashflow information related to leases were as follows (in thousands):

2020
Operating cash flows from operating leases	$14,785
Right-of-use assets obtained for operating lease liabilities	1,706
Right-of-use assets obtained for finance lease liabilities	140

For the year ended December 31, 2020, other information related to leases were as follows:

2020
Weighted average remaining lease term, in years - operating leases	7.6
Weighted average remaining lease term, in years - finance leases	4.2
Weighted average discount rate - operating leases	4.7%
Weighted average discount - finance leases	5.3%

The Company performed an impairment analysis and determined that some of the leased offshore support vessels are impaired due to an operating or cash flow loss currently and in the forecasted future. The Company recorded impairment losses of $5.9 million for two such leases for the year ended December 31, 2020 and $5.3 million for one such lease for the year ended December 31, 2019.

8.	LONG-TERM DEBT

The Company’s long-term debt obligations as of December 31 were as follows (in thousands):

	December 31,2020	December 31, 2019
Recourse Long-term debt(1):
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Credit Facility	100,750	113,750
Sea-Cat Crewzer III Term Loan Facility	21,653	24,128
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	19,705	—
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing(2)	95,317	—
SEACOR Alpine Shipyard Financing(3)	31,103	10,534
SEACOR 88/888 Term Loan	5,500	5,500
BNDES Equipment Construction Finance Notes	-	3,332
Total recourse Long-term debt	399,028	282,244
Non-recourse Long-term debt(4):
Falcon Global USA Term Loan Facility	102,349	102,349
Falcon Global USA Revolver	15,000	15,000
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse Long-term debt	122,849	122,849
Total principal due for long-term debt	521,877	405,093
Current portion due within one year	(32,377)	(17,802)
Unamortized debt discount	(44,864)	(26,343)
Deferred financing costs	(4,126)	(5,234)
Long-term debt, less current portion	$440,510	$355,714
Long-Term Debt included in current liabilities associated with assets held for sale - Windcat Workboats Facilities	$27,626	$24,537

(1)	Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine as defined in the relevant debt agreements.
(2)	SEACOR Delta Shipyard Financing includes vessel financing on the eight vessels acquired in the SEACOSCO Acquisition (see “Note 3. Business Acquisitions”).
(3)	SEACOR Alpine Shipyard Financing includes vessel financing on the SEACOR Alps, the SEACOR Andes and the SEACOR Atlas vessels.
(4)

Non-recourse debt represents debt issued by the Company’s Consolidated Subsidiaries with no recourse to SEACOR Marine or its other non-debtor subsidiaries, other than certain limited support obligations as defined in the respective debt agreements, which in aggregate are not considered to be material to the Company’s business and financial condition.

The Company’s contractual long-term debt maturities from continuing operations for the years ended December 31 were as follows (in thousands):

2021	$32,377
2022	38,484
2023	244,983
2024	134,523
2025	11,365
Years subsequent to 2025	60,145
$521,877

As of December 31, 2020, the Company is in compliance with all debt covenants and lender requirements.

Falcon Global. On February 24, 2021, SEACOR Marine, Falcon Global USA LLC, an indirect wholly owned subsidiary of SEACOR Marine (“FGUSA”), and certain subsidiaries of FGUSA, entered into a Seventh Consent, Agreement and Omnibus Amendments (the “Seventh FGUSA Credit Facility Amendment”) to that certain (i) $131.1 million term and revolving loan facility, dated as of February 8, 2018, with a syndicate of lenders administered by JP Morgan Chase Bank, N.A. (as amended, the “FGUSA Credit Facility”) and (ii) obligation guaranty issued by SEACOR Marine, dated February 8, 2018, pursuant to which SEACOR Marine provides a guarantee of certain limited obligations of FGUSA under the Credit Facility (as amended, the “FGUSA Guaranty”).

The Seventh FGUSA Credit Facility Amendment provides for, among other things, (i) the extension from March 2021 to June 2021 of the commencement of monthly repayment of the term loan, with payments being the lesser of (a) $0.8 million and (b) the amount outstanding under the term loan, (ii) the extension of the FGUSA Guaranty for an additional three months from February 8, 2021 to May 8, 2021, (iii) that the audited financial statements of FGUSA and its consolidated subsidiaries for the fiscal year ended December 31, 2020 are not required to be without a “going concern” or like qualification, commentary or exception, and (iv) the extension of the deadline for delivery of certain physical vessel appraisals from April 30, 2021 to December 31, 2021. Except as provided in the Guaranty, the FGUSA Credit Facility, is non-recourse to SEACOR Marine and its subsidiaries other than FGUSA.

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

Windcat Workboats. On March 3, 2020, Windcat Workboats, together with certain other obligors that are its subsidiaries entered into an agreement (the “RCF Amendment”) with Coöperatieve Rabobank U.A. to amend the €25 million revolving credit facility agreement, originally dated as of May 24, 2016, as amended and restated from time to time. Amended provisions included, among other things, the extension of the maturity date from December 31, 2021 to December 31, 2022. Applicable fees in the amount of €0.1 million were paid in conjunction with the RCF Amendment and will be amortized over the credit facility term. During the year ended December 31, 2020, the Company borrowed an additional €1.0 million under the Windcat Workboats credit facilities, resulting in a net increase in USD borrowings of $1.1 million. On December 18, 2020, the Company announced the sale of Windcat Workboats, which was completed on January 12, 2021. Upon completion of the sale, the Windcat Buyer assumed all financial obligations related to Windcat Workboats. The long-term debt obligations as of December 31, 2020 are classified as liabilities associated with assets held for sale.

SEACOR Offshore Delta (f/k/a SEACOSCO). On June 30, 2020, the Company completed the acquisition of the SEACOSCO Interests that it did not already own. The deferred portion of the SEACOSCO Purchase Price is payable in annual installment payments of $1.0 million, $2.5 million and $2.5 million in the first, second and third year after the SEACOSCO SPA Signing Date, respectively, with the remaining $13.7 million due four years after such date. The deferred portion of the SEACOSCO Purchase Price accrues interest at a fixed rate of 1.5%, 7.0%, 7.5% and 8.0% for the first through fourth years after the signing date, respectively. The Guangdong DPAs comprising the SEACOR Delta Shipyard Financing provide for amortization of the purchase price for each vessel over a period of 10 years from delivery with the unpaid amount bearing floating interest rate of three-month LIBOR plus 4.0% (see “Note 3. Business Acquisitions”).

SEACOR Marine Foreign Holdings. On September 26, 2018, SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly-owned subsidiary of the Company, entered into a $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA (as amended from time to time, the “SMFH Loan Facility”). Subject to Amendment No. 1, Amendment No. 2, Amendment No. 3 and the Letter Agreement described below, SMFH’s obligations pursuant to the SMFH Loan Facility were initially secured by mortgages on 20 vessels owned by the Company’s vessel owning subsidiaries as well as an assignment of earnings from those subsidiaries. The loan matures in 2023 and bears interest at a variable rate based on LIBOR (currently 4%). The obligations of SMFH under the SMFH Loan Facility are guaranteed by SEACOR Marine (the “SMFH Loan Facility Guaranty”). The proceeds from the SMFH Loan Facility were used to pay off all obligations under other credit facilities of subsidiaries of the Company (Falcon Global International Term Loan Facility, Sea-Cat Crewzer II Term Loan Facility, Sea-Cat Crewzer Term Loan Facility and C-Lift Acquisition Notes totaling $101.3 million, consisting of $99.9 million principal and $1.4 million accrued interest), resulting in a net increase in term debt of $30.1 million.  Principal payments of $3.3 million per quarter under the SMFH Loan Facility began in December 2018. As a result of this transaction, the Company recognized a loss of $0.6 million upon the extinguishment of debt. In October 2018, the Company entered into an interest rate swap agreement on the notional value at inception of $65.0 million related to this debt. The SMFH Loan Facility provides for customary events of default and has customary affirmative and negative covenants for transactions of this type that are applicable to SEACOR Marine, SMFH and its subsidiaries.

On August 6, 2019, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 1 to the SMFH Loan Facility and SMFH Loan Facility Guaranty (the “Amendment No. 1”), which provided for, among other things, (i) the release of one vessel from a mortgage securing the SMFH Loan Facility and the substitution of mortgages over two other vessels owned by vessel-owning subsidiaries of SEACOR Marine, and (ii) the modification of certain financial maintenance and restrictive covenants contained in the SMFH Loan Facility or the SMFH Loan Facility Guaranty, including with respect to asset maintenance, vessel collateral releases, EBTIDA coverage ratios and the payment of dividends and distributions. On November 26, 2019, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 2 to the SMFH Loan Facility, as amended (the “Amendment No. 2”), which provided for, among other things, (i) the release of six vessels from mortgages securing the SMFH Loan Facility and the substitution of mortgages over three other vessels owned by vessel-owning subsidiaries of SEACOR Marine and (ii) the bareboat registration in Nigeria of a vessel subject to a mortgage securing the SMFH Loan Facility.

On June 29, 2020, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 3 to the SMFH Loan Facility, as amended (the “Amendment No. 3”), which provides for, among other things, (i) the modification of certain financial maintenance and restrictive covenants contained in the SMFH Loan Facility or the guaranty provided by SEACOR Marine with respect thereto, including with respect to EBITDA coverage ratios, mandatory prepayment events, and the exclusion of certain indebtedness associated with the acquisition of the SEACOSCO Interests, and (ii) the placement of mortgages on two additional vessels owned by vessel-owning subsidiaries of SEACOR Marine as security for the indebtedness under the SMFH Loan Facility.

On December 18, 2020, SEACOR Marine, SMFH and DNB Bank ASA, New York Branch, as facility agent on behalf of the lenders under the SMFH Loan Facility, and SMFH Loan Facility Guaranty, entered into a letter agreement (the “Letter Agreement”) pursuant to which an estimated $31,200,000 tax refund receivable from the IRS under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) will be treated as cash or cash equivalents, for the period up to and including January 31, 2021, for purposes of calculating the Company’s cash or cash equivalent balances required under the SMFH Loan Facility Guaranty.

BNDES. In October 2019, Oceanpact purchased from the Company the two vessels securing the BNDES Equipment Construction Finance Notes, but the transfer of title of the vessels from the Company to Oceanpact was subject to the assignment of the BNDES Equipment Construction Finance Notes to Oceanpact. On June 9, 2020, Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), a Brazilian government-owned entity, provided a suspension for a period of six months, from May 11, 2020 to October 10, 2020, on the payment of principal and compensatory interest under the BNDES Equipment Construction Finance Notes, without changing the final term of the debt amortization period nor the interest rate thereunder. Collection on the receivable balance from Oceanpact was also deferred. Oceanpact continued to work with BNDES to follow through with the assignment of the loan or accept another form of guarantee provided by Oceanpact in order to obtain a debt release from BNDES. On October 15, 2020, the Company’s outstanding debt balance to BNDES was paid in full and the receivable from OceanPact was paid in full. In addition, on October 23, 2020, the Company received a notification that the guarantor letter of credit had been released. The Company has no further obligations under the BNDES Equipment Construction Finance Notes.

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

Upon completion of the Spin-off, the Company bifurcated the embedded conversion option liability of $27.3 million from the Convertible Senior Notes and recorded an additional debt discount (see “Note 10. Derivative Instruments and Hedging Strategies” and “Note 11. Fair Value Measurements”). The adjusted unamortized debt discount and issue costs are being amortized as additional non-cash interest expense over the remaining maturity of the debt for an overall effective interest rate of 7.95% and the changes in the fair value of the bifurcated derivative are recorded as derivative income or loss.

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

Sea-Cat Crewzer III Term Loan Facility. On April 21, 2016, Sea-Cat Crewzer III LLC (“Sea-Cat Crewzer III”) entered into a €27.6 million term loan facility (payable in U.S. dollars) secured by the vessel owned by Sea-Cat Crewzer III and fully guaranteed by SEACOR Marine (the “Sea-Cat Crewzer III Loan Facility”). Borrowings under the facility bear interest at a Commercial Interest Reference Rate, currently 2.76%. During the years ended December 31, 2017 and 2016, Sea-Cat Crewzer III drew $7.1 million and $22.8 million, respectively, under the facility and incurred issue costs of $2.7 million in 2016 related to this facility. During the years ended December 31, 2018 Sea-Cat Crewzer III made scheduled payments of $3.1 million, related to this facility. On December 26, 2019, Sea-Cat Crewzer III, SEACOR Marine, Banco Santander S.A. (as mandated lead arranger and agent), and Santander Bank, N.A. (as lender) entered into Amendment No. 1 to the Sea-Cat Crewzer III Loan Facility, which provided for, among other things, an increase to the maximum debt to capitalization ratio required to be maintained thereunder. On December 24, 2020, Sea-Cat Crewzer III, SEACOR Marine, Banco Santander S.A. (as mandated lead arranger and agent), and Santander Bank, N.A. (as lender) entered into Amendment No. 2 to the Sea-Cat Crewzer III Loan Facility, which provided for, among other things, a waiver of the covenant breaches related to maximum debt to capitalization ratio and the exclusion of certain obligations of the guarantor from the guarantor’s net financial debt for purposes of calculating the guarantor’s permitted net financial debt to equity. The original loan agreement did not expressly exclude certain obligation of the guarantor, including but not limited to non-recourse obligations. This amendment allows Sea-Cat Crewzer III to be in compliance with its debt agreements.

SEACOR 88/888. On July 5, 2018, a wholly owned subsidiary of SEACOR Marine entered into a new term loan of $11.0 million and used the funds to acquire two vessels, the SEACOR 88 and SEACOR 888, that were previously managed (but not owned) by the Company.  The term loan matures in 2023, bears interest at a variable rate (currently 3.75%) and is secured by the two vessels. SEACOR Marine provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder. In October 2018, the Company entered into an interest rate swap agreement on the notional value at inception of $5.5 million related to this loan.

Letters of Credit. As of December 31, 2020, the Company had outstanding letters of credit totaling $0.5 million for one lease obligation and labor and performance guarantees.
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

In arriving at the 2020 results the Company took into account the impacts of the Tax Act based on our interpretation of the provisions enacted and the regulations issued as of this date

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law in response to the COVID-19 pandemic. The CARES Act lifts certain deduction limitations originally imposed by the 2017 Tax Act. Under the CARES Act, corporate taxpayers may carry back NOLs realized during 2018 through 2020 for up to five years. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018 through 2020, and increased the deductible interest expense limit, as discussed in further detail below.

As a result of the CARES Act, On June 26, 2020 the Company entered into a Tax Refund and Indemnification Agreement (the “Tax Refund Agreement”) with SEACOR Holdings, the Company’s former parent company (see “Note 17. Related Party Transactions”). The Tax Refund Agreement will enable the Company to utilize net operating losses (“NOLs”) generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that are now permitted to be carried back pursuant to the provisions of the CARES Act and for which SEACOR Holdings needs to claim the refund on behalf of the Company. As a result, the Company expects to receive cash tax refunds of approximately $31.2 million within the next 12 months, subject to the refund schedule of the Internal Revenue Service. The Internal Revenue Service has been recently experiencing delays in processing refund claims due in part to the COVID-19 pandemic.

SEACOR Holdings will retain certain of the funds to facilitate tax savings realized by SEACOR Holdings of no less than 35% of the amount of its own 2019 NOLs. Additionally, a $3.0 million transaction fee was paid to SEACOR Holdings concurrently with the signing of the agreement as consideration for its cooperation in connection with the filing of the applicable tax refund returns. As of December 31, 2020, the Tax Refund Agreement does not restrict the use of approximately $23.1 million of the refund, with the remaining approximately $8.1 million required to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings.

Loss before income tax benefit and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2020	2019	2018
United States	$(83,560)	$(71,833)	$(72,540)
Foreign	(17,748)	(23,663)	(28,675)
Eliminations	3,201	11,022	8,782
	$(98,107)	$(84,474)	$(92,433)

The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2020	2019	2018
Current:
Federal	$(30,838)	$(6)	$5,987
State	123	(78)	3
Foreign	5,533	5,005	3,307
	(25,182)	4,921	9,297
Deferred:
Federal	2,435	(12,594)	(21,466)
State	(139)	(224)	(1,404)
Foreign	(38)	(72)	110
	2,258	(12,890)	(22,760)
	$(22,924)	$(7,969)	$(13,463)

For the year ending December 31, 2020 the Company received a $1.6 million tax refund that had been withheld by the State of Qatar from vessel revenues between 2010 and 2016. Of this amount, approximately $0.3 million will be claimed as foreign tax credits by SEACOR Holdings on its U.S. tax return prior to the spin-off of SEACOR Marine in 2017. Subject to final resolution of taxes with the State of Qatar, these amounts are expected to be remitted to SEACOR Holdings Inc. The remaining amount relates to foreign taxes that were considered in computing earnings and profits and available foreign taxes of foreign subsidiaries of the Company and will require the Company to recompute its 2017 tax liability under Internal Revenue Code Section 965. The additional U.S. tax liability of the Company under Section 965 due to these refunds is expected to be approximately $0.4 million.

For the year ending December 31, 2019, the Company recorded a return to provision adjustment related to losses from a consolidated joint venture for the 2018 tax year. The resulting additional liability of $2.3 million was recorded in the Company’s financial statements during the third quarter of 2019.

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

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2020	2019	2018
Statutory rate	(21.0)%	(21.0)%	(21.0)%
U.S. federal income tax law changes	(11.8)%	—%	—%
SEACOR Holdings share awards to Company personnel	0.3%	—%	0.2%
Non-deductible expenses	—%	—%	—%
Exclusion of foreign subsidiaries with accumulated losses and withholding tax	7.7%	7.4%	9.3%
Noncontrolling interests	1.3%	1.7%	(1.6)%
State taxes	—%	(0.3)%	(1.5)%
Return to provision	(0.4)%	2.8%	(0.5)%
Other	0.5%	—%	0.5%
Effective Tax Rate	(23.4)%	(9.4)%	(14.6)%

For the year ending December 31, 2020, the Company’s effective income tax rate of 23.4% was primarily due to the effect of the NOL carrybacks pursuant to the CARES Act, foreign subsidiaries with current losses for which there is no federal income tax benefit, foreign taxes not creditable against U.S. income taxes, and taxes on income attributable to noncontrolling interests.

For the year ending December 31, 2019, the Company’s effective income tax rate of 9.4% was lower than the statutory tax rate of 21% primarily due to foreign subsidiaries with current losses for which there is no federal income tax benefit, foreign taxes not creditable against U.S. income taxes, and noncontrolling interests.

For the year ending December 31, 2018, the Company’s effective income tax rate of 14.6% was lower than the Company’s statutory tax rate of 21% primarily due to foreign subsidiaries with current losses for which there is no federal income tax benefit, foreign taxes not creditable against U.S. income taxes, and noncontrolling interests.

The components of net deferred income tax liabilities as of December 31 were as follows (in thousands):

	2020	2019
Deferred tax liabilities:
Property and equipment	$58,676	$63,827
Investments in 50% or Less Owned Companies	2,925	3,039
Other	4,819	10,612
Total deferred tax liabilities	66,420	77,478
Deferred tax assets:
Federal Net Operating Loss Carryforwards	23,061	28,664
Other	10,073	16,561
	33,134	45,225
Valuation Allowance	(2,536)	(1,311)
Total deferred tax assets	30,598	43,914
Net deferred tax liabilities	$35,822	$33,564

The Section 163(j) interest deduction limitations were amended to limit the ability of the Company to deduct net interest expense to thirty percent of adjusted taxable income.  The CARES Act modified the computation for 2020 to increase the limit to fifty percent of adjusted taxable income and to allow a deduction for fifty percent of partnership excess business interest from 2019.   For the year ended December 31, 2020, $4.4 million of interest expense was suspended and $3.3 million of 2019 suspended interest was deductible, and for the year ended December 31, 2019, $6.6 million of interest expense was suspended.  In addition to the $3.6 million of interest suspended in 2018 this results in a total interest expense amount available for carry forward of $11.3 million. This amount will be available to be deducted in future years subject to the 30% limitation.

Future utilization of NOL’s arising in tax years after December 31, 2017 are limited to eighty percent of taxable income and are allowed to be carried forward indefinitely. The CARES Act allowed a five-year carryback of NOL’s generated in 2018, 2019 and 2020.  The 2018 and 2019 NOLs were eligible to be carried back pursuant to the CARES Act. As of December 31, 2020, the Company has $42.2 million of net operating losses generated prior to December 31, 2017 and $67.6 million of net operating losses generated after 2017. Net operating losses generated in 2017 may carry forward 20 years (expiring in 2037). The 2020 NOL will carry forward indefinitely with no expiration period but its utilization will be subject to an annual 80 percent of taxable income limitation.

As of December 31, 2020, the Company's valuation allowance of $2.5 million related primarily to foreign tax credit carryforwards which the Company expects to expire unutilized and Louisiana state net operating loss carryforwards.

10.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments from continuing operations as of December 31 were as follows (in thousands):

		2020		2019
	Balance Sheet Classification	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	Current	$—	$3,698	$—	$2,925
		—	3,698	—	2,925
Derivatives not designated as hedging instruments:
Forward Exchange Contract	Current	—	893	—	—
Conversion option liability on Convertible Senior Notes	Long-Term	—	2	—	5,205
		$—	$895	$—	$5,205

Economic Hedges. The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. During the year ended December 31, 2020, the Company recognized losses of $0.9 million on these contracts which were recognized concurrently in earnings and included in derivative liabilities in the accompanying consolidated balance sheets.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges at their inception. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR or EURIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.7 million for the year ended December 31, 2020, losses of $1.3 million for the year ended December 31, 2019 and gains of $1.6 million for the year ended December 31, 2018 as a component of other comprehensive loss. As of December 31, 2020, the interest rate swaps held by the Company and certain of the Company’s 50% or less owned companies were as follows:

•

Windcat Workboats had two interest rate swap agreements maturing in 2021 that call for the Company to pay a fixed rate of interest of (0.03%) plus margin on the aggregate notional value of €15.0 million ($20.4 million) and receive a variable interest rate based on EURIBOR on the aggregate notional value. The swap agreements are classified in liabilities associated with assets held for sale;

•

SEACOR Marine Foreign Holdings had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% plus margin on the amortized notional value of $7.8 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR Marine Foreign Holdings had an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% plus margin on the amortized notional value of $43.0 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88/888 had an interest rate swap agreement maturing in 2023 that calls for Seacor 88/888 to pay a fixed rate of interest of 3.175% plus margin on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

MexMar, in which the Company has a 49% noncontrolling interest, had five interest rate swap agreements with maturities in 2023 that call for MexMar to pay a fixed rate of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of plus margin on the aggregate amortized notional value of $69.4 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments from continuing operations was a net liability of $4.6 million as of December 31, 2020. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was $0.3 million at December 31, 2020.

The following tables reflect amounts recorded in Other Comprehensive Income (Loss) (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Losses Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2020	2019	2018
Interest rate swap contracts	$(2,139)	$(1,901)	$(1,939)
Joint venture interest rate swap contracts	(156)	(645)	(76)
	Losses Reclassified from OCI into Income (Effective Portion)
Location of Loss	2020	2019	2018
Interest expense	$1,425	$552	$31

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

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2020	2019	2018
Conversion option liability on Convertible Senior Notes	$5,203	$71	$1,556
Interest rate swap agreements	—	—	1,298
Forward currency exchange, option and future contracts	(893)	—	—
	$4,310	$71	$2,854

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes (See “Note 8. Long-Term Debt”). The forward currency exchange contract relates to £31.5 million swap related to the proceeds to be received from the sale of Windcat Workboats (see “Note 4. Equipment Acquisitions and Dispositions”).
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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3(1)
2020
LIABILITIES
Derivative instruments (included in other current liabilities)	$—	$4,591	$—
Conversion Option Liability on Convertible Senior Notes	—	—	2
2019
ASSETS
Construction reserve funds	12,893	—	—
LIABILITIES
Derivative instruments (included in other current liabilities)	—	2,925	—
Conversion Option Liability on Convertible Senior Notes	—	—	5,205

(1)

For the year ended December 31, 2020, the Company recognized a $5.2 million gain in the fair market valuation of the Conversion Option on the Convertible Senior Notes, as valued by an independent third-party.

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

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
2020
ASSETS
Cash, cash equivalents and restricted cash	$36,018	$36,018	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	472,887	—	470,561	—
2019
ASSETS
Cash, cash equivalents and restricted cash	$84,486	$84,486	$—	$—
Investments, at cost, in 50% or less owned companies (included in other assets)	132	see below
LIABILITIES
Long-term debt, including current portion	373,516	—	356,086	—

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

The Company’s non-financial assets and liabilities that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2020
ASSETS
Property and equipment:
Liftboats	$—	$43,005	$—
2019
ASSETS
Property and equipment:
AHTS	$—	$520	$—
FSVs	—	1,858	—

Property and equipment. During the years ended December 31, 2020, 2019 and 2018 the Company recognized impairment charges of $18.8 million, $12.0 million, and $14.6 million, respectively, associated with certain offshore support vessels.  The Level 2 fair values were determined based on the contracted sales prices of the property and equipment, sales prices of similar property and equipment or scrap value, as applicable. The Level 3 fair values were determined based on third-party valuations using significant inputs that are unobservable in the market. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less estimated economic depreciation for comparably aged and conditioned assets less estimated economic obsolescence based on market data or utilization and rates per day worked trending of the vessels since 2014.

Investments, at equity, in 50% or less owned companies. During the year ended December 31, 2020, the Company marked two of its investments in 50% or less owned companies, Seabulk Tims I and Offshore Vessel Holdings, to zero due to a return of funds that exceeded the carrying value of the investment and continued losses, respectively. The Company did not make any further adjustments to any of its investments in 50% or less owned companies.

12.	WARRANTS

In connection with various transactions, the Company issued 2,560,456 warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (“Warrants”), of which 1,488,292 remain outstanding as of December 31, 2020.

On September 1, 2020 and September 18, 2020, 255,307 and 83,367 Warrants were exercised, respectively, for a penny per share, resulting in 1,488,292 Warrants outstanding as of December 31, 2020. In connection with the exercise of Warrants on September 18, 2020, 354 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

On May 28, 2019 and June 14, 2019, 380,000 and 64,440 Warrants were exercised, respectively, for a penny per share, resulting in 1,826,966 Warrants outstanding as of December 31, 2019. In connection with the exercise of Warrants on June 14, 2019, 49 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

13.	STOCKHOLDERS' EQUITY

On September 1, 2020 and September 18, 2020, 255,307 and 83,367 Warrants were exercised, respectively, for a penny per share, resulting in 1,488,292 Warrants outstanding as of December 31, 2020. In connection with the exercise of Warrants on September 18, 2020, 354 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

The Company has previously registered 2,174,000 shares of Common Stock for issuance under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The Company’s shareholders approved the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”) at the annual meeting of shareholders held on June 9, 2020 (the “Approval Date”), which authorized the issuance of 2,080,000 shares of Common Stock under the 2020 Plan. On June 9, 2020 the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission (“SEC”) with respect to the registration of 2,114,821 shares of Common Stock, representing the 2,080,000 shares of Common Stock approved by the Company’s shareholders for issuance under the 2020 Plan, plus 24,821 shares of Common Stock remaining available for issuance under the 2017 Equity Incentive Plan as of the Approval Date that will be available for issuance under the 2020 Plan, plus Common Stock subject to awards outstanding under the 2017 Plan, that pursuant to the terms of the 2017 Plan and the 2020 Plan, may be available for future issuance under the 2020 Plan.

On March 20, 2020, SEACOR LB Holdings LLC, an indirect wholly-owned subsidiary of SEACOR Marine (“SEACOR LB Holdings”), entered into a membership interest purchase agreement with SEACOR Marine, Montco Offshore, LLC (“Montco”) and Lee Orgeron, the principal of Montco, pursuant to which SEACOR LB Holdings purchased the 28% minority equity interest in Falcon Global Holdings held by Montco in exchange for 900,000 shares of Common Stock issued to Montco as consideration in a private placement. The purchase resulted in the Company owning 100% of Falcon Global Holdings.

On May 28, 2019 and June 8, 2019, 380,000 and 64,440 Warrants were exercised, respectively, for a penny per share. In connection with the exercise of Warrants on June 14, 2019, 49 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

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

On January 9, 2019, certain indirect wholly owned subsidiaries of SEACOR Marine acquired three FSVs in exchange for the private placement of 603,872 shares of Common Stock to domestic U.S. holders affiliated with the McCall family of Louisiana. The value of the vessels and the Common Stock was $7.8 million based on the closing price of a share of Common Stock on the NYSE on the day of the exchange. The Common Stock was issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company has operated the acquired vessels for the past ten years under a revenue sharing pooling agreement that included four of its owned FSVs of similar specification. In accordance with its terms, this pooling agreement was terminated.

On January 1, 2019, the Company adopted ASC 842 regarding the recording of lease on the balance sheet. This adoption resulted in an increase of $10.4 million, net of tax, to the Company’s opening retained earnings for the current period.
14.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests		2020	2019
Falcon Global Holdings	—%	(1)	$—	$21,119
Other	1.8%		319	313
			$319	$21,432

(1)	Before March 20, 2020, noncontrolling interest was [28]%.

Falcon Global Holdings. Prior to March 20, 2020, the Company held 72% of the equity interest in Falcon Global Holdings. On March 20, 2020, the Company completed the acquisition of the remaining 28% minority interest in Falcon Global Holdings, resulting in the Company’s 100% ownership of Falcon Global Holdings. Consideration paid by the Company was 900,000 shares of Common Stock issued in a private placement to the seller of the minority interest, Montco. Prior to the acquisition of the remaining noncontrolling interest in Falcon Global Holdings the net loss attributable to Falcon Global Holdings was $16.6 million, of which $4.6 million was attributable to noncontrolling interest.

15.	SAVINGS AND MULTI-EMPLOYER PENSION PLANS

SEACOR Marine Savings Plan. On January 1, 2016, the Company’s eligible U.S. based employees were transferred from the SEACOR Holdings sponsored defined contribution plan to the “SEACOR Marine 401(k) Plan,” a new Company sponsored defined contribution plan (the “Savings Plan”). Effective upon the June 1, 2017 Spin-off, the Company discontinued its contribution to the Savings Plan up until January 1, 2019, at which time the Company’s contribution were limited to 1% of an employee’s wages. In 2020, the Company increased its contributions to 2% of an employee’s wages. The Savings Plan costs for the year ended December 31, 2020 and 2019 were $0.3 million and $0.2 million, respectively.

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

Under the direction of a court order, any funding deficit of the MNOPF is to be remedied through funding contributions from all participating current and former employers. Prior to 2015, the Company was invoiced and expensed $19.4 million for its allocated share of the then cumulative funding deficits, including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. The invoiced amounts were re-paid in full, other than with respect to $2.6 million invoiced in 2013, for which the Company had a repayment plan with the trustees of the MNOPF to repay such invoice in full by December 31, 2023. As of December 31, 2020, the remaining liability due to the MNOPF had been settled in full.

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

The cumulative funding deficits of the MNRPF were being recovered by additional annual contributions from current employers that were subject to adjustment following the results of future tri-annual actuarial valuations. In 2015, the Company was invoiced and expensed $6.9 million for its share of a funding deficit in the MNRPF. The Company had a repayment plan with the trustees of the MNRPF for the amount to be repaid in full by October 30, 2018 and the amounts were settled by that date. On July 20, 2018, the Company was notified of additional contributions due and recognized in the second quarter of 2018 payroll related expenses of $1.2 million (£0.9 million) for its allocated share of the cumulative funding deficit including portions deemed uncollectible due to the non-existence or liquidation of certain former employers. As of December 31, 2020, all invoices related to the MNRPF have been settled in full. Depending upon the results of future actuarial valuations it is possible that the plan could experience further funding deficits that will require the Company to recognize payroll related operating expenses for those periods.

Other Plans. Certain employees participate in other defined contribution plans in various international regions. During the years ended December 31, 2020, 2019 and 2018, the Company incurred costs, primarily from employer matching contributions of $0.4  million, $0.3 million and $0.2 million, respectively.

16.	SHARE BASED COMPENSATION

Equity Incentive Plan. During 2017, the Company adopted the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan authorizes the Compensation Committee, or another committee designated by the Board and made up of two or more non-employee directors and outside directors, to provide equity-based or other incentive-based compensation for the purpose of attracting and retaining the Company and its affiliates’ directors, employees and certain consultants, and providing those directors, employees and consultants incentive opportunities and rewards for superior performance. The Board has authorized the issuance of 2,174,000 shares of Common Stock in connection with awards pursuant to the 2017 Plan, which was equal to 10% of the total number shares of Common Stock outstanding at the time of authorization. The types of awards under the 2017 Plan may include stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. The Company’s shareholders approved the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”) at the annual meeting of shareholders held on June 9, 2020 (the “Approval Date”), which authorized the issuance of 2,080,000 shares of Common Stock under the 2020 Plan. On June 9, 2020 the Company filed a registration statement on Form S-8 with the SEC with respect to the registration of 2,114,821 shares of Common Stock, representing the 2,080,000 shares of Common Stock approved by the Company’s shareholders for issuance under the 2020 Plan, plus 24,821 shares of Common Stock remaining available for issuance under the 2017 Plan as of the Approval Date that will be available for issuance under the 2020 Plan, plus shares of Common Stock subject to awards outstanding under the 2017 Plan, that pursuant to the terms of the 2017 Plan and the 2020 Plan, may be available for future issuance under the 2020 Plan. As of December 31, 2020, a total of 1,928,832 shares of Common Stock remained available for issuance under the 2020 Plan.

Restricted stock typically vests from one to four years after the date of grant and options to purchase shares of Common Stock typically vest and become exercisable from one to four years after date of grant. Options to purchase shares of Common Stock granted under the 2017 Plan and the 2020 Plan expire no later than the tenth anniversary of the date of grant. In the event of a participant’s death, retirement, termination by the Company without cause or a change in control of the Company, as defined in the 2017 Plan, restricted stock vests immediately and in the event of participant’s death or retirement, options to purchase shares of Common Stock vest and become immediately exercisable.

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

Share Award Transactions. The following transactions have occurred in connection with the Company’s share-based compensation under the 2017 Plan and the 2020 Plan during the years ended December 31:

	2020		2019
Director Stock Awards Granted	59,900		30,197

Restricted Stock Activity:
Outstanding as of the beginning of year	303,609		192,346
Granted	289,452	(1)	245,400
Vested	143,697		131,937
Forfeited	12,650		2,200
Outstanding as of the end of year	436,714		303,609

Stock Option Activity:
Outstanding as of the beginning of year	913,569		805,566
Granted	261,972		230,503
Exercised	—		113,750
Forfeited	55,000		8,750
Outstanding as of the end of year	1,120,541		913,569
(1)	Excludes 240,800 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

During the year ended December 31, 2020, the Company recognized $4.8 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the 2017 Plan and the 2020 Plan. As of December 31, 2020, the Company had approximately $4.7 million in total unrecognized compensation costs. The weighted average period over which the compensation cost of non-vested awards will be recognized is approximately 1.24 and 0.89 years for restricted stock and stock options, respectively.

During the year ended December 31, 2019, the Company recognized $5.3 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and Directors under the 2017 Plan. As of December 31, 2018, the Company had approximately $6.5 million in total unrecognized compensation costs.

During the year ended December 31, 2018, the Company recognized $4.4 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and Directors under the 2017 Plan. As of December 31, 2018, the Company had approximately $6.8 million in total unrecognized compensation costs.

The weighted average fair value of restricted stock granted under the 2017 Plan and the 2020 Plan were $6.40 and $13.28 for the year ended December 31, 2020 and 2019, respectively. The fair value was based the closing price of the Company’s stock on the day of the grant. The weighted average fair value of stock options granted under the 2017 Plan and the 2020 Plan was $3.60 and $8.73 for the year ended December 31, 2020 and 2019, respectively. The fair value of each option granted during the years ended December 31, 2020 and 2019, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield; (b) weighted average expected volatility of 76.1 and 51.1, respectively; (c) weighted average discount rate of 0.52% and 2.1%, respectively; and (d) expected life of 9.92 and 9.75 years, respectively. The intrinsic value of stock options exercised during 2019 was $1.6 million. There were no stock options exercised in 2020.

During the year ended December 31, 2020, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weight Average Grant Price
Non-Vested as of December 31, 2019	303,609	$20.46
Granted	289,452	6.81
Vested	143,697	13.43
Forfeited	12,650	12.30
Non-Vested as of December 31, 2020	436,714	11.60

During the year ended December 31, 2020, the number of shares and the weighted average exercise price on stock option transactions were as follows:

	Stock Options
	Number of Shares	Weight Average Grant Price
Non-Vested as of December 31, 2019	913,569	$14.81
Granted	261,972	3.68
Exercised	—	—
Forfeited	55,000	13.43
Non-Vested as of December 31, 2020	1,120,541	12.49
Exercisable as of December 31, 2020(1)	716,965	13.03

(1)	The weighted average remaining contractual term is 8.18 years.

   As of December 31, 2020, there was no aggregate intrinsic value for options outstanding.

17.	RELATED PARTY TRANSACTIONS

Transactions with SEACOR Holdings. In connection with the Spin-off, SEACOR Marine entered into certain agreements with SEACOR Holdings that govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement.

As of December 31, 2020, SEACOR Holdings had guaranteed $8.1 million for various obligations of the Company, including performance obligations under sale-leaseback arrangements (see “Note 7. Leases”). As of December 31, 2019 and 2018, SEACOR Holdings had guaranteed $22.8 million and $40.6 million, respectively, for various obligations of the Company, including performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the MNOPF (see “Note 15. Savings and Multi-Employer Pension Plans”). Pursuant to the Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charges the Company a fee of 0.5% on outstanding guaranteed amounts, which declines as the guaranteed obligations are settled by the Company. The Company recognized guarantee fees in connection with sale-leaseback arrangements of $0.1 million, $0.2 million and $0.3 million during 2020, 2019 and 2018, respectively. in the accompanying consolidated statements of loss. Guarantee fees paid to SEACOR Holdings for all other obligations are recognized as SEACOR Holdings guarantee fees in the accompanying consolidated statements of loss.

On June 26, 2020, the Company entered into a Tax Refund and Indemnification Agreement (the “Tax Refund Agreement”) with SEACOR Holdings Inc. (“SEACOR Holdings”), the Company’s former parent company. The Tax Refund Agreement will enable the Company to utilize net operating losses (“NOLs”) generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that are now permitted to be carried back pursuant to the provisions of the CARES Act and for which SEACOR Holdings needs to claim the refund on behalf of the Company. As a result, the Company expects to receive cash tax refunds of approximately $31.2 million within the next 12 months, subject to the refund schedule of the IRS. The IRS has been recently experiencing delays in processing refund claims due in part to the COVID-19 pandemic. SEACOR Holdings will retain certain of the funds to facilitate tax savings realized by SEACOR Holdings of no less than 35% of the amount of its own 2019 NOLs. Additionally, a $3.0 million transaction fee was paid to SEACOR Holdings concurrently with the signing of the Tax Refund Agreement as consideration for its cooperation in connection with the filing of the applicable tax refund returns. As of December 31, 2020, the Tax Refund Agreement does not restrict the use of approximately $23.1 million of the refund, with the remaining approximately $8.1 million required to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings which primarily relate to vessel operating leases. Two of these vessel operating leases expired in the fourth quarter of 2020, reducing the remaining guarantee on the three remaining vessels to $7.0 million. The remaining three vessel operating leases that SEACOR Holdings guarantees expire in 2021 and the Company will apply the amount deposited to satisfy these obligations.

Following the completion of the Spin-off, the Company is no longer charged for management fees or shared services allocation (see below) for administrative support by SEACOR Holdings; however, the Company continued to be supported by SEACOR Holdings for corporate services pursuant to the Transition Services Agreements with SEACOR Holdings under which it was initially charged $6.3 million annually for these services. The fees incurred have declined as the services and functions provided by SEACOR Holdings are terminated and replicated within the Company. For the year ended December 31, 2019 and 2018 the Company incurred fees of $0.6 million, and $4.5 million, respectively, for these services that were recognized as additional administrative and general expenses in the accompanying consolidated statements of loss. There were no services provided or any fees during 2020.

Transactions regarding OSV Partners. Charles Fabrikant (Non-Executive Chairman of SEACOR Marine), John Gellert (President, Chief Executive Officer and Director of SEACOR Marine), Jesús Llorca (Executive Vice President and Chief Financial Officer of SEACOR Marine), other members of the Company’s management and Board of Directors and other unaffiliated individuals indirectly invested in OSV Partners by purchasing interests from three unaffiliated limited partners of OSV Partners who wished to dispose of their interests. During 2018, OSV Partners (i) raised $7.5 million of cash: $5.0 million in the form of second lien debt and $2.5 million in the form of class A preferred interests and (ii) obtained commitments from the limited partners of OSV Partners for an additional $2.5 million in the form of Class A preferred interests. On December 18, 2019, the general partner of OSV Partners called these remaining commitments. As of December 31, 2020, limited liability companies controlled by management and Directors of the Company had invested $1.5 million, or 3.9%, in the limited partner interests; $0.3 million, or 5.0%, in preferred interests; $0.2 million, or 3.9%, in the form of second lien debt; and $0.2 million, or 3.9%, in the Class A preferred interests of OSV Partners. As of December 31, 2020, the investments of Messrs. Fabrikant, Gellert and Llorca in such limited liability companies were $0.3 million, $0.4 million and $0.2 million, respectively, representing 39.6% of such limited liability companies’ membership interests. The general partner of OSV Partners is a joint venture managed by the Company and an unaffiliated third-party. The Company owns 30.4% in the limited partner interests, 38.6% in the preferred interests, 43.0% of the second lien debt, and 43.0% in the Class A preferred interest of OSV Partners. The Company agreed to not charge OSV Partners the management fee it is contractually entitled to through December 31, 2020.

Transactions regarding Windcat Workboats. On January 25, 2019, Seabulk Overseas acquired a 6.25% minority interest in Windcat Workboats that it did not previously own upon the exercise of a put option by one of the two minority owners, each of whom was a member (or an affiliate of a member) of management of Windcat Workboats at the time of acquisition, pursuant to the terms of a certain Subscription and Shareholders Agreement, as amended, for consideration of £1.6 ($2.0 million).  On March 15, 2019, Seabulk Overseas acquired the other 6.25% minority interest in Windcat Workboats that it did not previously own for consideration of 50,000 shares of Common Stock and €1.2 million (approximately $1.4 million) in cash. The two acquisitions resulted in Seabulk Overseas owning 100% of Windcat Workboats, a consolidated subsidiary which owns and operates the Company’s CTV business that is primarily used to move personnel and supplies in Europe’s offshore wind markets.

On January 12, 2021, a wholly owned subsidiary of SEACOR Marine, completed the sale of the Windcat Workboats CTV business through the sale of 100% of the equity of Windcat Workboats to CMB N.V. pursuant to a Sale and Purchase Agreement entered into on December 18, 2020 (see “Note 1. Nature of Operations and Accounting Policies” and “Note 4. Equipment Acquisitions and Dispositions”).

Transactions with Carlyle. On December 1, 2015, the Company issued $175.0 million aggregate principal amount of its Convertible Notes to investment funds managed and controlled by Carlyle. Interest on the Convertible Notes is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2016 (see “Note 8. Long-Term Debt”).

Pursuant to the note purchase agreement for the Convertible Notes and the Investment Agreement, the Company must use reasonable best efforts, subject to its directors’ fiduciary duties, to cause a person designated by Carlyle to be appointed as a director on the Board of Directors, if Carlyle, solely as a result of the conversion of the Convertible Notes, collectively owns, continues to own, or would (upon conversion) own 10.0% or more of the Company’s outstanding shares of Common Stock. During 2017, Ferris Hussein served on the Board of Directors as the director designated by Carlyle until his resignation on April 17, 2018. Carlyle has not exercised this right subsequent to Mr. Hussein’s resignation but retains the right to appoint a member to the Board of Directors. Mr. Hussein has been designated by Carlyle to observe meetings of the Board of Directors pursuant to Carlyle’s observer rights under the Convertible Notes. This observation right will terminate at the time Carlyle owns less than $50.0 million in aggregate principal amount of the Convertible Notes or a combination of the Convertible Notes and our Common Stock representing less than 5.0% of the Company’s Common Stock outstanding on a fully diluted basis, assuming the conversion of all of the Convertible Notes and Warrants to purchase Common Stock held by Carlyle.

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

•

Carlyle purchased 750,000 shares of Common Stock in a private placement whereby the Company issued an aggregate of 2,168,586 shares of Common Stock and warrants to purchase 674,164 shares of Common Stock at an exercise price of $0.01 per share in a private placement exempt from registration under the Securities Act (the “PIPE Issuance”) for aggregate consideration of $15.0 million; and

•	During 2020 and 2019, Carlyle exercised 83,367 and 64,440 warrants, respectively. As of December 31, 2020, Carlyle still has 1,488,292 outstanding warrants.

Transactions with CME. Mr. Alfredo Miguel Bejos, a Director of SEACOR Marine, currently serves as President and Chief Executive Officer of CME.

During 2020 and 2019, CME exercised 255,307 and 380,000 warrants, respectively. As of December 31, 2020, all of CME’s outstanding warrants have been exercised.

On December 20, 2018, MEXMAR Offshore, a joint venture that is 49.0% owned by a subsidiary of the Company and 51.0% owned by a subsidiary of CME, acquired UP Offshore. UP Offshore was acquired for nominal consideration. In connection with the acquisition, UP Offshore’s existing debt was refinanced with $95.0 million of new indebtedness composed of (i) a $70.0 million six-year debt facility provided by UP Offshore’s existing lenders that is non-recourse to the Company, CME or any of their respective subsidiaries, (ii) a $15.0 million loan from MexMar, a joint venture between CME and the Company, to fund capital expenditures on two vessels and (iii) a $10.0 million loan from MEXMAR Offshore to fund working capital requirements funded by an approximate $5.0 million capital contribution to MEXMAR Offshore by each of the Company and CME. Due to losses from equity earnings, the Company’s investment in MEXMAR Offshore was written down to $0 in 2019. In July 2020, MEXMAR Offshore purchased from a consortium of banks in Brazil, $70 million of UP Offshore’s debt for $5.5 million, of which the Company’s commitment was $2.7 million to fund this purchase. As of December 31, 2020, the Company had loaned its proportional share of this commitment to MEXMAR Offshore of $1.96 million. The Company funded its remaining commitment in February 2021.

The Company also participates in a variety of other joint ventures with CME, including MexMar, SEACOR Marlin and OVH. These agreements with MexMar were negotiated at arms-length in the ordinary course of business.

In 2019, the Company sold an FSV to OVH for $2.4 million through a seller’s finance agreement.

Transaction with Talos Energy Inc. Mr. Robert D. Abendschein, a Director of SEACOR Marine, currently serves as Executive Vice President and Head of Operations of Talos Energy Inc. (together with its subsidiaries and affiliates, “Talos Energy”). Talos Energy is a customer of the Company and its subsidiaries, primarily with respect to the chartering of liftboats and other vessels. The Company recognized $1.5 million, $3.2 million and $2.9 million in revenue with Talos Energy in 2020, 2019 and 2018, respectively.

18.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, the Company’s unfunded capital commitments from continuing operations were $11.7 million for one PSV and miscellaneous vessel equipment. Of the unfunded capital commitments, $10.7 million is payable during 2021 and $1.0 million is payable during 2022. As of December 31, 2020, the Company had indefinitely deferred an additional $9.6 million of orders with respect to one FSV that the Company had previously reported as an unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. Recently, a local Brazilian law was enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$18.12 million based on a historical potential levy of R$12.87 million (USD $3.5 million and USD $2.5 million, respectively, based on the exchange rate as of December 31, 2020).

For a discussion of the Company’s potential obligations with respect to the MNOPF and MNRPF, see “Note 15. Savings and Multi-Employer Pension Plan.”

In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.
19.	MAJOR CUSTOMERS AND SEGMENT INFORMATION

During the year ended December 31, 2020, two customers, SEACOR Marine Arabia LLC, a joint venture through which vessels are in service to Saudi Aramco, and Exxon Mobil were each responsible for $30.7 million or 21% and $24.8 million or 17%, respectively, of the Company’s total consolidated operating revenues from continuing operations. During the year ended December 31, 2019, SEACOR Marine Arabia LLC was responsible for $30.8 million or 17% ($20.3 million or 11% from Zamil Offshore and $10.5 million or 6% from Saudi Aramco) of the Company’s total consolidated operating revenues from continuing operations. During the year ended December 31, 2018, SEACOR Marine Arabia LLC was responsible for $21.4 million or 12% ($12.2 million or 7% from Zamil Offshore and $9.2 million or 5% from Saudi Aramco) of the Company’s total consolidated operating revenues from continuing operations. Additionally, Exxon Mobil was responsible for revenues of $16.5 million or 9% and $3.1 million or 2% in 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, the ten largest customers of the Company accounted for approximately 76%, 61%, and 57%, respectively, of the Company’s operating revenues from continuing operations. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

For the years ended December 31, 2020, 2019 and 2018, approximately 89%, 75%, and 71%, respectively, of the Company’s operating revenues and ($6.6) million, ($13.0) million, and ($1.9) million, respectively, of equity in losses from 50% or less owned companies, net of tax, were derived from its continuing foreign operations.

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

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2020
Operating Revenues:
Time charter	$9,873	$35,876	$52,052	$23,806	$11,847	$133,454
Bareboat charter	2,910	—	—	—	(55)	2,855
Other	2,422	(465)	2,157	1,084	330	5,528
	15,205	35,411	54,209	24,890	12,122	141,837
Direct Costs and Expenses:
Operating:
Personnel	10,065	10,552	18,188	6,698	2,845	48,348
Repairs and maintenance	1,655	5,175	5,232	2,131	468	14,661
Drydocking	1,167	2,014	759	329	—	4,269
Insurance and loss reserves	1,774	1,026	1,721	462	780	5,763
Fuel, lubes and supplies	1,172	2,940	2,706	990	320	8,128
Other	373	984	6,891	1,369	359	9,976
	16,206	22,691	35,497	11,979	4,772	91,145
Direct Vessel (Loss) Profit	$(1,001)	$12,720	$18,712	$12,911	$7,350	50,692
Other Costs and Expenses:
Operating:
Leased-in equipment	$4,272	$3,029	$170	$45	$9	7,525
Administrative and general						40,051
Depreciation and amortization	$21,427	$10,833	$16,595	$5,481	$2,831	57,167
						104,743
Losses on Asset Dispositions and Impairments, Net						(17,588)
Operating Loss						$(71,639)
As of December 31, 2020
Property and Equipment:
Historical cost	$257,592	$204,079	$361,514	$130,769	$58,919	$1,012,873
Accumulated depreciation	(134,391)	(60,535)	(75,349)	(13,312)	(7,951)	(291,538)
	$123,201	$143,544	$286,165	$117,457	$50,968	$721,335
Total Assets(1)	$164,656	$153,399	$289,314	$179,942	$74,495	$861,806

(1)	Total assets exclude $105.6 million of corporate assets, and $50.2 million of assets held for sale.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2019
Operating Revenues:
Time charter	$38,955	$44,160	$54,312	$11,460	$8,165	$157,052
Bareboat charter	1,562	—	—	3,569	—	5,131
Other	3,806	1,461	1,669	1,390	3,944	12,270
	44,323	45,621	55,981	16,419	12,109	174,453
Direct Costs and Expenses:
Operating:
Personnel	17,491	13,833	16,698	4,459	3,494	55,975
Repairs and maintenance	7,583	4,701	7,182	1,348	587	21,401
Drydocking	4,594	490	600	161	3	5,848
Insurance and loss reserves	2,370	1,051	1,449	311	441	5,622
Fuel, lubes and supplies	2,936	3,471	2,904	1,056	255	10,622
Other	393	4,354	3,095	1,182	1,031	10,055
	35,367	27,900	31,928	8,517	5,811	109,523
Direct Vessel Profit	$8,956	$17,721	$24,053	$7,902	$6,298	64,930
Other Costs and Expenses:
Operating:
Leased-in equipment	$10,894	$3,090	$173	$10	$1,673	15,840
Administrative and general						39,791
Depreciation and amortization	$21,947	$10,404	$16,400	$6,205	$2,210	57,166
						112,797
Losses on Asset Dispositions and Impairments, Net						(6,461)
Operating Loss						$(54,328)
As of December 31, 2019
Property and Equipment:
Historical cost	$297,392	$207,107	$292,446	$57,534	$44,545	$899,024
Accumulated depreciation	(157,514)	(57,136)	(73,039)	(16,239)	(4,989)	(308,917)
	$139,878	$149,971	$219,407	$41,295	$39,556	$590,107
Total Assets(1)	$224,229	$161,915	$250,890	$116,736	$64,156	$817,926
(1)	Total assets exclude $145.5 million of corporate assets, and $45.7 million of assets held-for-sale.

	United States (primarily Gulf of Mexico)	Africa (primarily West Africa)	Middle East and Asia	Latin America	Europe Continuing Operations	Total
For the year ended December 31, 2018
Operating Revenues:
Time charter	$38,802	$43,847	$50,072	$17,343	$—	$150,064
Bareboat charter	—	—	—	4,635	—	4,635
Other	14,762	7,661	(887)	1,554	1,372	24,462
	53,564	51,508	49,185	23,532	1,372	179,161
Direct Costs and Expenses:
Operating:
Personnel	18,708	16,538	16,806	4,399	2,081	58,532
Repairs and maintenance	5,152	6,330	11,172	1,011	720	24,385
Drydocking	1,957	2,085	1,362	128	2,260	7,792
Insurance and loss reserves	2,922	1,096	1,371	495	86	5,970
Fuel, lubes and supplies	3,568	3,826	4,027	1,225	258	12,904
Other	393	4,313	3,980	1,130	188	10,004
	32,700	34,188	38,718	8,388	5,593	119,587
Direct Vessel Profit (Loss)	$20,864	$17,320	$10,467	$15,144	$(4,221)	59,574
Other Costs and Expenses:
Operating:
Leased-in equipment	$8,240	$4,281	$224	$5	$214	12,964
Administrative and general						41,616
Depreciation and amortization	$23,227	$10,453	$18,762	$7,908	$1,069	61,419
						115,999
Losses on Asset Dispositions and Impairments, Net						(11,989)
Operating Loss						$(68,414)
As of December 31, 2018
Property and Equipment:
Historical cost	$432,336	$184,361	$306,897	$124,177	$26	$1,047,797
Accumulated depreciation	(224,737)	(55,206)	(81,378)	(57,002)	(17)	(418,340)
	$207,599	$129,155	$225,519	$67,175	$9	$629,457
Total Assets(1)	$351,748	$140,335	$260,002	$137,983	$(28,450)	861,618
(1)	Total assets exclude $153.1 million of corporate assets, and $88.2 million of assets held-for-sale.

20.	DISCONTINUED OPERATIONS

On January 12, 2021, the Company completed the sale of Windcat Workboats, which on December 31, 2020 was classified as current assets held for sale. The Company’s discontinued operations as of December 31, 2019, consisted of both Windcat Workboats and Boston Putford Offshore Safety. The Company has no continuing involvement in either of these businesses, which is considered a strategic shift in the Company’s operations. Summarized selected operating result of the Company’s assets held for sale and discontinued operations were as follows for the years ended December 31, (in thousands):

	2020	2019
Assets from Discontinued Operations:
Current assets	$10,138	$9,603
Net property and equipment	34,580	31,447
Non-current assets	5,517	4,668
	50,235	45,718
Liability from Discontinued Operations:
Current liabilities	$2,418	$2,060
Long-term liabilities	28,509	25,480
	$30,927	$27,540

	Windcat Workboats		Boston Putford Offshore Safety
	2020	2019	2020	2019
Operating Revenues:
Time charter	$29,383	$25,249	$—	$41,214
Other revenue	2,305	1,790	—	45
	31,688	27,039	—	41,259
Costs and Expenses:
Operating	17,334	14,202	—	33,836
Direct Vessel Profit	14,354	12,837	—	7,423

General and Administrative Expenses	5,516	4,935	—	4,207
Lease Expense	628	318	—	60
Depreciation	6,166	6,846	—	3,504
Gains on Asset Dispositions and Impairments, Net	—	1,064	—	91
Operating Income (Loss)	2,044	1,802	—	(257)
Other Income (Expense)
Interest income	59	56	—	11
Interest expense	(1,115)	(1,100)	—	(210)
Foreign currency translation (loss) gain	(750)	880	—	(75)
Other, net	19	—	—	—
	(1,787)	(164)	—	(274)
Operating Income (Loss) Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	257	1,638	—	(531)
Income Tax (Benefit) Expense	(86)	57	—	(2)
Operating Income (Loss) Before Equity Earnings of 50% or Less Owned Companies	343	1,581	—	(529)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	21	155	—	168
Net Income (Loss) from Discontinued Operations	$364	$1,736	$—	$(361)

21.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings (loss) per common share of SEACOR Marine Holdings Inc. are computed independently for each of the quarters presented and the sum of the quarterly earnings per share may not necessarily equal the total for the year.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
2020
Operating Revenues	$36,044	$36,201	$33,925	$35,667
Operating Loss	(16,915)	(13,179)	(17,824)	(23,721)
Net (Loss) Income:
Continuing Operations	(38,898)	(19,842)	(6,668)	(17,938)
Discontinued Operations	51	1,765	602	(2,054)
	$(38,847)	$(18,077)	$(6,066)	$(19,992)
Net Loss attributable to SEACOR Marine Holdings Inc:	$(38,816)	$(18,081)	$(6,073)	$(15,945)
Basic and Diluted (Loss) Income Per Common Share of SEACOR Marine Holdings Inc.
Continuing Operations	$(1.54)	$(0.79)	$(0.26)	$(0.58)
Discontinued Operations	$—	$0.07	$0.02	$(0.08)
	$(1.54)	$(0.72)	$(0.24)	$(0.66)
2019
Operating Revenues	$42,478	$46,996	$45,014	$39,965
Operating Loss	(10,555)	(5,566)	(18,591)	(19,616)
Net (Loss) Income:
Continuing Operations	(19,439)	(12,586)	(31,632)	(27,307)
Discontinued Operations	(2,479)	(5,654)	1,368	(966)
	$(21,918)	$(18,240)	$(30,264)	$(28,273)
Net Loss attributable to SEACOR Marine Holdings Inc:	$(20,455)	$(18,444)	$(28,389)	$(25,549)
Basic and Diluted (Loss) Income Per Common Share of SEACOR Marine Holdings Inc.
Continuing Operations	$(0.76)	$(0.54)	$(1.27)	$(1.07)
Discontinued Operations	$(0.10)	$(0.24)	$0.06	$(0.04)
	$(0.86)	$(0.78)	$(1.21)	$(1.11)

SEACOR MARINE HOLDINGS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

Description	Balance Beginning of Year	Reserves Acquired	Charges (Recoveries) to Cost and Expenses	Deductions	Balance End of Year
Year Ended December 31, 2020
Allowance for credit loss reserves (deducted from trade and notes receivable)	$455	$18	$230	$(121)	$582
Year Ended December 31, 2019
Allowance for credit loss reserves (deducted from trade and notes receivable)	$860	$—	$(405)	$—	$455
Year Ended December 31, 2018
Allowance for credit loss reserves (deducted from trade and notes receivable)	$4,039	$—	$(928)	$(2,251)	$860