Form 10-Q
period 2021-03-31
SEACOR Marine Holdings Inc.
filed 2021-05-06
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021               or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of April 30, 2021 was 24,194,383. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$68,409	$32,666
Restricted cash	3,352	3,352
Receivables:
Trade, net of allowance for credit loss accounts of $478 and $582 in 2021 and 2020, respectively	42,680	45,325
Other	11,265	10,924
Receivable from SEACOR Holdings	19,332	18,832
Tax Receivable	1,498	13,556
Inventories	572	576
Prepaid expenses and other	2,326	3,230
Other current assets	423	—
Assets held for sale	—	50,235
Total current assets	149,857	178,696
Property and Equipment:
Historical cost	1,000,430	1,012,873
Accumulated depreciation	(297,792)	(291,538)
	702,638	721,335
Construction in progress	32,530	32,327
Net property and equipment	735,168	753,662
Right-of-Use Asset - Operating Leases	7,046	7,134
Right-of-Use Asset - Finance Leases	121	129
Investments, at Equity, and Advances to 50% or Less Owned Companies	79,000	75,308
Other Assets	2,624	2,734
Total assets	$973,816	$1,017,663
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	5,139	$7,030
Current portion of financing lease liabilities	46	36
Current portion of long-term debt:
Recourse	26,826	26,734
Non-recourse	8,062	5,643
Accounts payable and accrued expenses	21,428	29,967
Accrued wages and benefits	1,090	1,744
Accrued interest	3,134	1,664
Deferred revenue and unearned revenue	4,567	4,452
Accrued capital, repair and maintenance expenditures	10,143	11,328
Accrued insurance deductibles and premiums	2,640	2,274
Accrued professional fees	735	975
Derivatives	3,156	4,591
Other current liabilities	4,254	4,439
Liabilities held for sale	—	30,927
Total current liabilities	91,220	131,804
Long-Term Operating Lease Liabilities	4,778	4,345
Long-Term Financing Lease Liabilities	97	105
Long-Term Debt:
Recourse	322,008	328,690
Non-recourse	109,841	111,820
Conversion Option Liability on Convertible Senior Notes	37	2
Deferred Income Taxes	31,766	35,822
Deferred Gains and Other Liabilities	4,910	3,239
Total liabilities	564,657	615,827
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,319,600 and 23,504,050 shares issued in 2021 and 2020, respectively	243	235
Additional paid-in capital	452,290	451,179
Accumulated deficit	(50,029)	(51,839)
Shares held in treasury of 125,217 and 73,284, respectively, at cost	(1,110)	(848)
Accumulated other comprehensive gain, net of tax	7,446	2,790
	408,840	401,517
Noncontrolling interests in subsidiaries	319	319
Total equity	409,159	401,836
Total liabilities and equity	$973,816	$1,017,663

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Operating Revenues	$36,512	35,667
Costs and Expenses:
Operating	26,307	20,735
Administrative and general	8,611	9,394
Lease expense	1,078	3,325
Depreciation and amortization	14,798	13,362
	50,794	46,816
Losses on Asset Dispositions and Impairments, Net	(2,273)	(12,572)
Operating Loss	(16,555)	(23,721)
Other Income (Expense):
Interest income	986	662
Interest expense	(8,018)	(7,374)
SEACOR Holdings guarantee fees	(7)	(16)
Derivative gains, net	355	5,114
Foreign currency gains (losses), net	(466)	710
	(7,150)	(904)
Loss from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(23,705)	(24,625)
Income Tax Expense (Benefit)	(2,688)	(6,662)
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(21,017)	(17,963)
Equity in Earnings Gains of 50% or Less Owned Companies	4,103	25
Loss from Continuing Operations	(16,914)	(17,938)
Income (Loss) on Discontinued Operations, Net of Tax (see Note 12 and includes gain of $22,756 on the sale of Windcat Workboats)	22,925	(2,054)
Net Income (Loss)	6,011	(19,992)
Net Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	—	(4,047)
Net Income (Loss) attributable to SEACOR Marine Holdings Inc.	$6,011	(15,945)

Basic and Diluted Earnings (Loss) Per Common Share and Warrants of SEACOR Marine Holdings Inc.
Continuing Operations	$(0.67)	$(0.58)
Discontinued Operations	$0.91	$(0.08)
	$0.24	$(0.66)

Weighted Average Common Stock and Warrants Outstanding:
Basic and diluted shares	25,304,661	23,989,029

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net Income (Loss)	$6,011	$(19,992)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	4,392	(2,528)
Derivative gains (losses) on cash flows hedges	127	(2,038)
Reclassification of derivative losses on cash flow hedges to interest expense	415	196
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	(278)	(149)
	4,656	(4,519)
Comprehensive Income (Loss)	10,667	(24,511)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	—	(4,047)
Comprehensive Income (Loss) attributable to SEACOR Marine Holdings Inc.	$10,667	$(20,464)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the Three Months Ended March 31, 2021
December 31, 2020	23,430,766	235	451,179	73,284	(848)	(51,839)	2,790	319	401,836
Restricted stock grants	815,550	8	—	—	—	—	—	—	8
Amortization of employee share awards	—	—	1,111	—	—	—	—	—	1,111
Restricted stock vesting	(51,933)	—	—	51,933	(262)	—	—	—	(262)
Sale of Windcat Workboats	—	—	—	—	—	(4,201)	—	—	(4,201)
Net Income	—	—	—	—	—	6,011	—	—	6,011
Other comprehensive income	—	—	—	—	—	—	4,656	—	4,656
March 31, 2021	24,194,383	$243	$452,290	125,217	$(1,110)	$(50,029)	$7,446	$319	$409,159

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
Three Months Ended March 31, 2020
December 31, 2019	21,881,487	$219	$429,318	47,187	$(669)	$27,076	$1,548	$21,432	$478,924
Issuance of Common Stock	900,000	9	3,349	—	—	—	—	—	3,358
Cancellation of employee share awards	(1,497)	—	—	—	—	—	—	—	-
Restricted stock grants	271,950	3	—	—	—	—	—	—	3
Amortization of employee share awards	—	—	1,069	—	—	—	—	—	1,069
Restricted stock vesting	(24,715)	—	—	24,715	(175)	—	—	—	(175)
Acquisition of consolidated joint venture	—	—	13,689	—	—	—	—	(17,046)	(3,357)
Net loss	—	—	—	—	—	(15,945)	—	(4,047)	(19,992)
Other comprehensive loss	—	—	—	—	—	—	(4,519)	—	(4,519)
March 31, 2020	23,027,225	$231	$447,425	71,902	$(844)	$11,131	$(2,971)	$339	$455,311

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Continuing Operating Activities:
Net Income (Loss)	$6,011	$(17,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,798	13,362
Deferred financing costs amortization	260	279
Amortization of employee share awards	1,111	1,069
Restricted stock vesting	(262)	(175)
Debt discount amortization	1,892	1,478
Bad debt recoveries (expense)	24	(80)
Loss from equipment sales, retirements or impairments	2,273	12,572
Gain on the Sale of Windcat Workboats	(22,756)	—
Derivative gains	(355)	(5,114)
Cash settlement payments on derivative transactions, net	(919)	(199)
Currency (gains) losses	466	(710)
Deferred income taxes	(4,056)	(7,768)
Equity Earnings	(4,103)	(25)
Changes in Operating Assets and Liabilities:
Accounts receivables	11,345	(11,770)
Other assets	1,192	(893)
Accounts payable and accrued liabilities	(10,296)	4,774
Net cash used in operating activities	(3,375)	(11,138)
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(2,724)	(8,456)
Proceeds from disposition of property and equipment	3,266	3,105
Construction reserve funds utilized	—	9,148
Proceeds from sale of Windcat Workboats, net of transaction costs and cash sold(1)	38,715	—
Investments in and advances to 50% or less owned companies	(736)	(245)
Principal payments on notes due from equity investees	919	—
Net cash provided by investing activities	39,440	3,552
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(8,302)	(5,069)
Interest on Finance Lease	2	—
Issuance of stock	8	—
Net cash used in financing activities	(8,292)	(5,069)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	4,621	(1,037)
Net Increase (Decrease) in Cash, Restricted Cash and Cash Equivalents	32,394	(13,692)
Cash Flows from Discontinued Operations:
Operating Activities	(171)	2,549
Investing Activities	—	(2,788)
Financing Activities	—	(153)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	(390)
Net Decrease in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	(171)	(782)
Net Increase (Decrease) in Cash, Restricted Cash and Cash Equivalents	32,223	(14,474)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	39,538	87,047
Cash, Restricted Cash and Cash Equivalents, End of Period	$71,761	$72,573
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	(4,398)	(4,513)
Income taxes refunded, net	12,057	1,574
Noncash Investing and Financing Activities:
Decrease in capital expenditures in accounts payable and accrued liabilities	(1,555)	(7,212)

(1)	Refer to Note 2. Equipment Acquisitions and Dispositions for a reconciliation of the cash received from the sale of Windcat Workboats

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Marine Holdings Inc. and its consolidated subsidiaries, and any reference in this Quarterly Report on Form 10-Q to “SEACOR Marine” refers to SEACOR Marine Holdings Inc. without its consolidated subsidiaries.

The outbreak of the novel coronavirus (“COVID-19”) has caused significant disruptions and volatility in the global economy and marketplace. There remains continuing uncertainty regarding the length and severity of the impact of COVID-19 on the economy, in general, and the energy industry, in particular, each of which has a significant affect on the outlook for the Company’s business. The decrease in oil and natural gas prices experienced at the beginning stages of the COVID-19 pandemic led to a decrease in the demand for the Company’s products and services, and a prolonged period of severely depressed oil and natural gas prices compared to historic averages could have a material adverse effect on the business.

Recently Adopted Accounting Standards.

On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of the standard by the Company did not have a material impact on its consolidated financial position or on its results of operations and cash flows.

Recently Issued Accounting Standards

On October 29, 2020, the FASB issued ASU 2020-10, Codification Improvements: Amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure section. The guidance is effective for annual periods beginning after December 15, 2020, and interim periods within the annual periods beginning after December 15, 2022. The Company has not yet determined the impact adoption of the standard will have on the disclosures included herein.

On August 5, 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. While early adoption is permitted, the Company has determined it will not early adopt the standards. The Company has not yet determined the impact that the adoption of the standard will have on the Company’s consolidated financial position, results of operations and disclosures.

On March 12, 2020, the FASB issued ASU 2020-03, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. As of March 31, 2021, the reference rates for the Company’s existing debt and interest rate swaps have not changed as a result of any such amendment. The Company will continue to monitor changes to reference rates in applicable agreements and adopt the standard as needed.

Critical Accounting Policies.

Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR Marine and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in the combination and consolidation.

Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income (loss) inclusive of both the Company’s and the noncontrolling interests’ share, as well as the amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolling equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value. If a subsidiary is consolidated upon the acquisition of controlling interests by the Company, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value.

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

Revenue Recognition. Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. The Company recognizes revenue net of sales taxes based on its estimates of the consideration the Company expects to receive. Costs to obtain or fulfill a contract are expensed as incurred.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in other current liabilities in the accompanying consolidated balance sheets, for the three months ended March 31, 2021 and three months ended March 31, 2020 were as follows (in thousands):

	2021	2020
Balance at beginning of period	$3,307	$4,755
Revenues deferred during the period	50	5
Revenues recognized during the period	(730)	(1,495)
Balance at end of period	$2,627	$3,265

As of March 31, 2021, the Company had deferred revenues of $2.6 million primarily related to $1.5 million of prepaid vessel management fees, $0.7 million related to the time charter of offshore support vessels to customers from which collections were not reasonably assured and $0.4 million of prepaid charter modification and reservation fees.

Cash and Cash Equivalents. The Company considers all highly liquid investments, with an original maturity of three months or less from the date purchased, to be cash equivalents. Cash from current construction reserve funds (“CRF”) is also classified as cash and cash equivalents. The balance in the current CRF at March 31, 2021 and December 31, 2020 was $4.2 million and $4.3 million, respectively.

Trade and Other Receivables. Customers are primarily major integrated national and international oil companies and large independent oil and natural gas exploration and production companies. Customers are granted credit on a short-term basis and the related credit risks are minimal. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables. The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (CECL). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection effects have been exhausted.

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

As of March 31, 2021, the estimated useful life (in years) of the Company’s new Offshore Support Vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. During the three months ended March 31, 2021 and 2020 capitalized interest totaled $0.2 million and $0.2 million, respectively.

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

Market conditions caused by COVID-19, including decreased global demand for oil and gas as well as the affect the pandemic has had on SEACOR Marine’s stock price, caused a triggering event for the three months ended March 31, 2021 to occur requiring the Company to test its assets for impairment. For the three months ended March 31, 2021 the Company did not record an impairment on any owned or leased in vessels. For the three months ended March 31, 2020 the Company recorded impairment charges of $1.8 million related to one owned liftboat and $7.4 million related to two leased-in liftboats. Estimated fair values for the Company’s owned vessels were established by independent appraisers based on researched market information, replacement cost information, and other data.

For vessel classes and individual vessels with indicators of impairment as of March 31, 2021, the Company has estimated that their future undiscounted cash flows exceed their current carrying values. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the affect COVID-19 has had on the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that have indicators of impairment and are deemed not recoverable through future operations, we determine the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2021 and 2020, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the three months ended March 31, 2021, the Company’s effective income tax rate of 345.2% was primarily due to foreign sourced income not subject to U.S. income taxes, and foreign taxes not creditable against U.S. income taxes. For the three months ended March 31, 2020, the Company’s effective income tax rate of 27.1% was primarily due to taxes provided on income attributable to noncontrolling interest, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and the annual return-to-accrual adjustment for the prior year.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Total Other Comprehensive Loss
December 31, 2020	$6,797	$(4,007)	$2,790
Other comprehensive loss	4,392	264	4,656
Balance as of March 31, 2021	$11,189	$(3,743)	$7,446

Loss Per Share. Basic loss per share of Common Stock of the Company is computed based on the weighted average number of common shares and warrants to purchase common shares at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted loss per share of Common Stock is computed based on the weighted average number of common shares and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes (as defined in “Note 4. Long-Term Debt”) unless anti-dilutive. For both the three months ended March 31, 2021 and 2020, diluted earnings per share of Common Stock excluded 2,183,708 shares of Common Stock, respectively, issuable pursuant to the Company’s Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the three months ended March 31, 2021 and 2020, diluted loss per share of Common Stock excluded 1,059,077 and 461,363 shares of restricted stock, respectively, and 1,120,541 and 921,069 shares of stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

2.EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2021, capital expenditures were $2.7 million, primarily due to construction in process vessels. There were no equipment deliveries during the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company sold one PSV and two FSVs for proceeds of $1.6 million and losses of $2.4 million. In addition, the Company received $1.7 million in deposits for future vessel sales. During the three months ended March 31, 2020, the Company sold two anchor handling towing supply (“AHTS”) vessels and one specialty vessel previously removed from service, two FSVs and other equipment for $3.1 million ($2.2 million cash and $0.9 million in previously received deposits) and gains of $1.1 million. In addition, the Company received $2.1 million in deposits for future sales.

As of January 12, 2021, the Company recognized a gain on the sale of Windcat Workboats Holdings Ltd. (“Windcat Workboats”) of approximately $22.8 million, calculated as follows:

(In Thousands):	January 12, 2021
Total Proceeds Received	$43,797
Transactions Fees and other Costs	1,562
Cash Sold	3,520
Total Net Proceeds	38,715
Less: Net Equity in Windcat Workboats, net of cash sold	15,790
Less: January Income on Discontinued Operations	169
Gain on Sale of Windcat Workboats	22,756

See “Note 12. Discontinued Operations” for additional information on the sale of Windcat Workboats.

3.INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	Ownership	2021	2020
MexMar	49.0%	$53,778	$50,037
OSV Partners(1)	30.4%	8,493	9,094
SEACOR Marlin	49.0%	8,581	7,979
MEXMAR Offshore(2)	49.0%	2,696	1,960
Offshore Vessel Holdings	49.0%	1,750	2,388
Other	20.0% - 50.0%	3,702	3,850
		$79,000	$75,308

(1)The Company owns 66.7% of the General Partner and 29.7% of the limited partnership interest of OSV Partners.

(2)This Joint Venture holds the investment in UP Offshore.

4.	LONG-TERM DEBT

The Company’s long-term debt obligations as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Recourse Long-term debt(1):
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Credit Facility	96,220	100,750
Sea-Cat Crewzer III Term Loan Facility	20,415	21,653
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	19,705	19,705
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing	93,094	95,317
SEACOR Alpine Shipyard Financing	30,792	31,103
SEACOR 88/888 Term Loan	5,500	5,500
Total recourse Long-term debt	390,726	399,028
Non-recourse Long-term debt(2):
Falcon Global USA Term Loan Facility	102,349	102,349
Falcon Global USA Revolver	15,000	15,000
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse Long-term debt	122,849	122,849
Total principal due for long-term debt	513,575	521,877
Current portion due within one year	(34,888)	(32,377)
Unamortized debt discount	(42,972)	(44,864)
Deferred financing costs	(3,866)	(4,126)
Long-term debt, less current portion	$431,849	$440,510

(1)	Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine as defined in the relevant debt agreements.
(2)

Non-recourse debt represents debt issued by the Company’s Consolidated Subsidiaries with no recourse to SEACOR Marine or its other non-debtor subsidiaries, other than certain limited support obligations as defined in the respective debt agreements, which in aggregate are not considered to be material to the Company’s business and financial condition.

As of March 31, 2021, the Company was in compliance with all debt covenants and lender requirements.

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

The Seventh FGUSA Credit Facility Amendment provides for, among other things, (i) the extension from March 2021 to June 2021 of the commencement of monthly repayment of the term loan, with payments being the lesser of (a) $0.8 million and (b) the amount outstanding under the term loan, (ii) the extension of the FGUSA Guaranty for an additional three months from February 8, 2021 to May 8, 2021, (iii) that the audited financial statements of FGUSA and its consolidated subsidiaries for the fiscal year ended December 31, 2020 are not required to be without a “going concern” or like qualification, commentary or exception, and (iv) the extension of the deadline for delivery of certain physical vessel appraisals from April 30, 2021 to December 31, 2021. Except as provided in the FGUSA Guaranty, the FGUSA Credit Facility is non-recourse to SEACOR Marine and its subsidiaries other than FGUSA and its subsidiaries.

Letters of Credit. As of March 31, 2021, the Company had outstanding letters of credit of $0.5 million securing lease obligations, labor and performance guaranties.

5.	LEASES

As of March 31, 2021, the Company leased in two anchor handling towing supply (“AHTS”) vessels, one liftboat, one FSV and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of March 31,

2021, the remaining lease terms of the vessels have durations ranging from four to nine months. The lease terms of the other equipment range in duration from eight to 309 months.

As of March 31, 2021, future minimum payments for leases for the remainder of 2021 and the years ended December 31, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$5,289	$42
2022	769	39
2023	697	39
2024	622	36
2025	606	—
Years subsequent to 2025	3,943	—
	11,926	156
Interest component	(2,009)	(13)
	9,917	143
Current portion of long-term lease liabilities	5,139	46
Long-term lease liabilities	$4,778	$97

For the three months ended March 31, 2021 and March 31, 2020 the components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$905	$3,223
Finance lease cost:
Amortization of finance lease assets (1)	8	—
Interest on finance lease liabilities (2)	2	—
Short-term lease costs	173	102
	$1,088	$3,325

(1)Included in amortization costs in the consolidated statements of loss.

(2)Included in interest expense in the consolidated statements of loss.

For the three months ended March 31, 2021, supplemental cash flow information related to leases was as follows (in thousands):

2021
Operating cash flows from operating leases	$2,270
Right-of-use assets obtained for operating lease liabilities	917
Right-of-use assets obtained for finance lease liabilities	-

For the three months ended March 31, 2021, other information related to leases was as follows:

2021
Weighted average remaining lease term, in years - operating leases	8.8
Weighted average remaining lease term, in years - finance leases	3.7
Weighted average discount rate - operating leases	5.1%
Weighted average discount rate - finance leases	5.3%

6.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the three months ended March 31, 2021:

Statutory rate	21.0%
Foreign withholding tax and earnings not subject to U.S. Income Tax	322.27
Other	1.94
345.2%

On June 26, 2020, the Company entered into a Tax Refund and Indemnification Agreement (the “Tax Refund Agreement”) with SEACOR Holdings Inc. (“SEACOR Holdings”), the Company’s former parent company. The Tax Refund Agreement enabled the Company to utilize net operating losses (“NOLs”) generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that are now permitted to be carried back pursuant to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and for which SEACOR Holdings needed to claim the refund on behalf of the Company. As a result, the Company received an aggregate amount of cash tax refunds of $32.3 million (including $1.1 million of interest paid by the Internal Revenue Service (“IRS”) in respect of refund payment delays), of which $12.5 million was received prior to March 31, 2021 and the remaining $19.8 million was received in April 2021.

7.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$3,156	$—	$3,698
	—	3,156	—	3,698
Derivatives not designated as hedging instruments:
Forward Exchange Contract				893
Conversion option liability on Convertible Senior Notes	—	37	—	2
	$—	$3,193	$—	$895

Economic Hedges. The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. During the three months ended March 31, 2021, the Company recognized gains of $0.4 million on these contracts which were recognized concurrently in earnings. As of March 31, 2021, the Company no longer has open forward currency exchange contracts.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized gains on derivative instruments designated as cash flow hedges of $0.5 million for the three months ended March 31, 2021, and losses of $1.9 million for the three months ended March 31, 2020 as a component of other comprehensive loss. As of March 31, 2021, the interest rate swaps held by the Company and certain of the Company’s 50% or less owned companies were as follows:

•

SEACOR Marine Foreign Holdings Inc. , an indirect wholly-owned subsidiary of SEACOR Marine (“SMFH”) has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $7.6 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $41.6 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88 LLC and SEACOR 888 LLC, both indirect wholly-owned subsidiaries of SEACOR Marine (collectively, “SEACOR 88/888”), have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.175% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), in which the Company has a 49% noncontrolling interest, has five interest rate swap agreements with maturities in 2023 that call for MexMar to pay fixed rates of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $65.9 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31, 2021 and March 31, 2020 as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Conversion option liability on Convertible Senior Notes	$(35)	$5,114
Forward currency exchange, option, and future contracts	390	—
	$355	$5,114

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes issued to investment funds managed and controlled by The Carlyle Group (see “Note 8. Fair Value Measurements”).

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

The Company’s financial assets and liabilities as of March 31, 2021 and December 31, 2020 that are measured at fair value on a recurring basis were as follows (in thousands):

March 31, 2021	Level 1	Level 2	Level 3
LIABILITIES
Derivative instruments	—	3,156	—
Conversion Option Liability on Convertible Senior Notes	—	—	37
December 31, 2020
LIABILITIES
Derivative instruments	—	4,591	—
Conversion Option Liability on Convertible Senior Notes	—	—	2

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

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

		Estimated Fair Value
March 31, 2021	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$71,761	$71,761	$—	$—
LIABILITIES
Long-term debt, including current portion	466,737	—	472,088	—
December 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$36,018	$36,018	$—	$—
LIABILITIES
Long-term debt, including current portion	472,887	—	470,561	—

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

The Company’s other assets and liabilities that were measured at fair value during the three months ended March 31, 2021 and the year ended December 31, 2020 were as follows (in thousands):

March 31, 2021	Level 1	Level 2	Level 3
ASSETS
Property and equipment:
Liftboats	$—	$—	$—
December 31, 2020
ASSETS
Property and equipment:
Liftboats	—	43,005	—

Property and equipment. During the three months ended March 31, 2021, the Company recognized no impairment charges. As of December 31, 2020 the Level 2 fair values were determined based on ordinary liquidation value and indicative sales price.

9.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company’s unfunded capital commitments were $10.1 million for one PSV and miscellaneous vessel equipment. Of the amount of unfunded capital commitments, $9.2 million is payable during the remainder of 2021 and $0.9 million is payable during 2022. The Company has indefinitely deferred an additional $9.5 million of orders with respect to one FSV that the Company had previously reported in unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. Recently, a local Brazilian law was enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$18.35 million based on a historical potential levy of R$12.87 million (USD $3.2 million and USD $2.2 million, respectively, based on the exchange rate as of March 31, 2021).

As of March 31, 2021, SEACOR Holdings has guaranteed $4.8 million on behalf of the Company for performance obligations under sale-leaseback arrangements. Pursuant to a Distribution Agreement entered time with SEACOR Holdings at the time of the Spin-Off, SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts which declines as the obligations are settled by the Company.

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel, and several crew members remain missing. The accident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and must coordinate with the U.S. Coast Guard in connection with the removal of the vessel, including the safe removal of fuel and oil, from the water.

The capsizing of the SEACOR Power has garnered significant attention from the media as well as local, state and federal politicians. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the accident and the Company is fully cooperating with the investigation in all respects and continues to gather information about the incident. It is expected that the joint NTSB and U.S. Coast Guard investigation will take a significant period of time to complete, possibly as long as two years or longer. Several civil lawsuits have also been filed against the Company and other third parties by the family members of deceased crew members employed by the Company or by the third parties.  There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the accident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

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
10.	STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the three months ended March 31, 2021 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2020	436,714
Granted (1)	815,550
Vested	(193,187)
Forfeited	—
Outstanding as of March 31, 2021	1,059,077

Stock Option Activity:
Outstanding as of December 31, 2020	1,120,541
Granted	—
Exercised	—
Forfeited	—
Outstanding as of March 31, 2021	1,120,541

(1)Excludes 157,455 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

For the three months ended March 31, 2021, the Company acquired for treasury 51,933 shares of Common Stock from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $0.3 million. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan.

11.SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2020 Annual Report. Certain reclassifications of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of Discontinued Operations (see “Note 12. Discontinued Operations”). In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa segment. As a result, for purposes of segment reporting European operations are now combined with the Africa segment and reported as a combined segment and prior period information has been conformed to the new consolidated reporting segment. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2021
Operating Revenues:
Time charter	$1,489	$10,502	$12,575	$9,724	$34,290
Bareboat charter	729	—	—	—	729
Other marine services	546	(269)	360	856	1,493
	2,764	10,233	12,935	10,580	36,512
Direct Costs and Expenses:
Operating:
Personnel	1,744	3,220	5,208	3,246	13,418
Repairs and maintenance	654	1,191	903	1,092	3,840
Drydocking	875	304	1,066	(28)	2,217
Insurance and loss reserves	527	433	702	296	1,958
Fuel, lubes and supplies	199	572	559	872	2,202
Other	77	579	1,144	872	2,672
	4,076	6,299	9,582	6,350	26,307
Direct Vessel Profit	$(1,312)	$3,934	$3,353	$4,230	10,205
Other Costs and Expenses:
Lease expense	$664	$356	$22	$36	1,078
Administrative and general					8,611
Depreciation and amortization	4,164	3,307	4,710	2,617	14,798
					24,487
Loss on Asset Dispositions and Impairments					(2,273)
Operating Loss					$(16,555)
As of March 31, 2021
Property and Equipment:
Historical Cost	214,575	240,032	374,979	170,844	1,000,430
Accumulated Depreciation	(128,841)	(68,254)	(76,675)	(24,022)	(297,792)
	$85,734	$171,778	$298,304	$146,822	$702,638
Total Assets (1)	$125,479	$189,370	$301,381	$215,408	$831,638

(1)	Total assets by region does not include corporate assets of $142.2 million as of March 31, 2021.
(2)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa segment. As a result, for purposes of segment reporting European operations are now consolidated with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2020
Operating Revenues:
Time charter	$4,375	$14,011	$11,767	$3,396	$33,549
Bareboat charter	724	—	—	—	724
Other	642	183	420	149	1,394
	5,741	14,194	12,187	3,545	35,667
Direct Costs and Expenses:
Operating:
Personnel	2,928	3,232	3,811	1,215	11,186
Repairs and maintenance	617	1,585	1,246	392	3,840
Drydocking	1,057	8	414	(114)	1,365
Insurance and loss reserves	135	297	339	69	840
Fuel, lubes and supplies	524	517	665	135	1,841
Other	79	596	683	305	1,663
	5,340	6,235	7,158	2,002	20,735
Direct Vessel Profit, from Continuing Operations	$401	$7,959	$5,029	$1,543	$14,932
Other Costs and Expenses:
Lease expense	$2,138	$1,133	$45	$9	$3,325
Administrative and general					9,394
Depreciation and amortization	5,358	3,315	3,790	899	13,362
					26,081
Loss on Asset Dispositions and Impairments					(12,572)
Operating Loss, for Continuing Operations					$(23,721)
As of March 31, 2020
Property and Equipment:
Historical Cost	256,059	244,984	281,767	74,308	857,118
Accumulated Depreciation	(120,599)	(58,666)	(67,829)	(17,271)	(264,365)
	$135,460	$186,318	$213,938	$57,037	$592,753
Total Assets (1)	$191,611	$210,890	$245,279	$134,171	$781,951

(1)	Total assets by region does not include corporate assets of $142.0 million, and $42.5 million of discontinued operations as of March 31, 2020.
(2)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa segment.  As a result, for purposes of segment reporting European operations are now consolidated with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of March 31, 2021 and 2020, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $79.0 million and $121.5 million, respectively. Equity in gains (losses) earnings of 50% or less owned companies for the three months ended March 31, 2021 and 2020 were $4.1 million and less than $0.1 million, respectively.

12.DISCONTINUED OPERATIONS

On January 12, 2021, the Company completed the sale of Windcat Workboats, which was previously classified as assets held for sale. Following the completion of the sale, the Company has no continuing involvement in this business, which is considered a strategic shift in the Company’s operations. During the first twelve days of 2021, the Company recognized $0.2 million in net income from operations of Windcat Workboats that was utilized to calculate the gain on the sale of Windcat Workboats (see “Note. 2 Equipment Acquisitions and Dispositions”). Summarized selected operating result of the Company’s assets related to Windcat Workboats, previously classified as held for sale were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Windcat Workboats
Operating Revenues:
Time charter	$903	$5,742
Other revenue	70	334
	973	6,076
Costs and Expenses:
Operating	578	3,885
Direct Vessel Profit	395	2,191

General and Administrative Expenses	238	1,371
Lease Expense	24	82
Depreciation	—	1,639
	262	3,092
Operating Income	133	(901)
Other Income (Expense)
Interest income	2	14
Interest expense	(39)	(264)
Foreign currency translation loss	89	(645)
	52	(895)
Operating Loss Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	185	$(1,796)
Income Tax Expense	—	(6)
Operating Loss Before Equity Earnings of 50% or Less Owned Companies	185	$(1,790)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	(16)	(264)
Net (Loss) Income from Discontinued Operations	$169	$(2,054)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2020 Annual Report and this Quarterly Report on Form 10-Q. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time.  All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Overview

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2020 Annual Report.

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of March 31, 2021, the Company and its joint ventures operated a diverse fleet of 96 support and specialty vessels, of which 61 were owned or leased-in, 34 were joint-ventured, and one was managed on behalf of unaffiliated third-parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

The Company and its joint ventures operate and manage a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations including wind farms, (ii) handle anchors and mooring equipment required to tether rigs to the seabed, and assist in placing them on location and moving them between regions, (iii) provide construction, well work-over, maintenance and decommissioning support and (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists. The Company operates its fleet in four principal geographic regions: the U.S., primarily in the Gulf of Mexico; Africa and Europe; the Middle East and Asia; and Latin America, primarily in Mexico, Brazil and Guyana. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among the geographic regions, subject to flag restrictions, as changes in market conditions dictate. The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of the Company’s operating results and cash flows. Unless a vessel is cold-stacked, there is little reduction in daily running costs for the vessels and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization. The Company manages its fleet utilizing a global network of shore side support, administrative and finance personnel.

Offshore oil and natural gas market conditions are highly volatile.  Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices were as high as $76 per barrel in October 2018 and, during the beginning of COVID-19 pandemic in the U.S. and elsewhere throughout the globe, WTI front month oil prices were pushed for a short period of time to a new low of -$37.63 per barrel in

April 2020 before recovering to $48 per barrel by year end. The Company has continued to experience difficult market conditions as the overall decline and continued volatility in oil and natural gas prices, have led to a general decrease in exploration and production activities, and a particular decrease in offshore drilling associated activity. The Company’s operating results have been negatively impacted as oil and gas producing companies focused on cost reduction and cut capital spending budgets. Although the underlying commodity prices supporting activity have recovered substantially since year end 2020 with oil hitting a high of approximately $66 per barrel in early March 2021, the risk of continued volatility in the commodity prices remains. The Company’s operations and financial results were adversely affected by the COVID-19 pandemic as a result of decreased demand and the increase in costs due to operational changes enacted to enhance crew and on-share employee safety.  However, the Company believes that it has sufficient liquidity to meet its obligations for the foreseeable future, especially after receipt of the proceeds from the sale of Windcat Workboats and the tax refund under the CARES Act.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of March 31, 2021, 16 of the Company’s 61 owned and leased-in, in-service vessels were cold-stacked worldwide.

Recent Developments

SEACOR Power. On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel, and several crew members remain missing. The accident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and must coordinate with the U.S. Coast Guard in connection with the removal of the vessel, including the safe removal of fuel and oil, from the water.

The capsizing of the SEACOR Power has garnered significant attention from the media as well as local, state and federal politicians. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the accident and the Company is fully cooperating with the investigation in all respects and continues to gather information about the incident. It is expected that the joint NTSB and U.S. Coast Guard investigation will take a significant period of time to complete, possibly as long as two years or longer. Several civil lawsuits have also been filed against the Company and other third parties by the family members of deceased crew members employed by the Company or by the third parties.  There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the accident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business. See Part II. Item 1A. “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q for further description.

Sale of Windcat Workboats. On January 12, 2021, a wholly-owned subsidiary of the Company, completed the sale of the Windcat Workboats crew transfer vessel (“CTV”) business through the sale of 100% of the equity of Windcat Workboats (together with its subsidiaries, the “Windcat Group”), to CMB N.V. (the “Windcat Buyer”) pursuant to a Sale and Purchase Agreement entered into on December 18, 2020 (the “Windcat Sale”). At closing, the Windcat Buyer paid to the Company an aggregate purchase price of £32.8 million. After deducting transaction costs and expenses and giving effect to foreign exchange rate hedges, the Company received net cash proceeds of approximately US$42.6 million. The Windcat Buyer also assumed all of the approximately £20.4 million of debt outstanding under Windcat Holdings’ existing revolving credit facility. The Windcat Group owned a total of 41 CTVs and held interests in an additional five CTVs through its joint ventures, all of which were included in the Windcat Sale.

Amendment of FGUSA Credit Facility. On February 24, 2021, SEACOR Marine, FGUSA, and certain subsidiaries of FGUSA, entered into a Seventh Consent, Agreement and Omnibus Amendments (the “Seventh FGUSA Credit Facility Amendment”) to that certain (i) $131.1 million term and revolving loan facility, dated as of February 8, 2018, with a syndicate of lenders administered by JP Morgan Chase Bank, N.A. (as amended, the “FGUSA Credit Facility”) and (ii) obligation guaranty issued by SEACOR Marine, dated February 8, 2018, pursuant to which SEACOR Marine provides a guarantee of certain limited obligations of FGUSA under the Credit Facility (as amended, the “FGUSA Guaranty”). The Seventh FGUSA Credit Facility Amendment provides for, among other things (i) the extension from March 2021 to June 2021 of the commencement of monthly repayment of the term loan, with payments being the lesser of (a) $0.8 million per month and (b) the amount outstanding under the term loan, (ii) the extension of the term of the FGUSA Guaranty for an additional three months from February 8, 2021 to May 8, 2021 (iii) the deadline for delivery of certain physical vessel appraisals is extended to December 31, 2021.

Tax Refund Agreement. On June 26, 2020, the Company entered into the Tax Refund Agreement with SEACOR Holdings. The Tax Refund Agreement enabled the Company to utilize NOLs generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that are now permitted to be carried back pursuant to the provisions of the CARES Act and for which SEACOR Holdings needs to claim the refund on behalf of the Company. As a result, the Company received an aggregate amount of cash tax refunds of $32.3 million (including $1.1 million of interest paid by the IRS in respect of refund payment delays), of which $12.5 million was received prior to March 31, 2021 and the remaining $19.8 million was received in April 2021.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three months (“Current Year Quarter”) ended March 31, 2021 compared with the three months (“Prior Year Quarter”) ended March 31, 2020. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended March 31,
	2021		2020
Time Charter Statistics:
Average Rates Per Day	$11,323		$10,886
Fleet Utilization	55%		57%
Fleet Available Days	5,505		5,361
Operating Revenues:
Time charter	$34,290	94%	$33,548	94%
Bareboat charter	729	2%	724	2%
Other marine services	1,493	4%	1,395	4%
	36,512	100%	35,667	100%
Costs and Expenses:
Operating:
Personnel	13,418	37%	11,186	31%
Repairs and maintenance	3,840	11%	3,840	11%
Drydocking	2,217	6%	1,365	4%
Insurance and loss reserves	1,958	5%	840	2%
Fuel, lubes and supplies	2,202	6%	1,841	5%
Other	2,672	7%	1,663	5%
	26,307	72%	20,735	58%
Lease expense - operating	1,078	3%	3,325	9%
Administrative and general	8,611	24%	9,394	26%
Depreciation and amortization	14,798	41%	13,362	37%
	50,794	139%	46,816	131%
Loss on Asset Dispositions and Impairments, Net	(2,273)	(6%)	(12,572)	-35%
Operating Income (Loss)	(16,555)	(45%)	(23,721)	(67%)
Other Expense, Net	(7,150)	(20%)	(904)	(3%)
Loss from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(23,705)	(65%)	(24,625)	(69%)
Income Tax Benefit	(2,688)	(7%)	(6,662)	(19%)
Income (Loss) from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(21,017)	(58%)	(17,963)	(50%)
Equity in Gains of 50% or Less Owned Companies	4,103	11%	25	0%
Income (Loss) from Continuing Operations	(16,914)	(46%)	(17,938)	(50%)
Income from discontinued operations, Net of Tax	22,925	63%	(2,054)	(6%)
Net Income (Loss)	6,011	16%	(19,992)	(56%)
Net Gain (Loss) attributable to Noncontrolling Interests in Subsidiaries	—	—%	(4,047)	(11%)
Net Income (Loss) attributable to SEACOR Marine Holdings Inc.	$6,011	16%	$(15,945)	(45%)

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations(2)	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2021
Time Charter Statistics:
Average Rates Per Day	$15,910	$11,356	$9,308	$14,751	$11,323
Fleet Utilization	6%	68%	73%	85%	55%
Fleet Available Days	1,518	1,356	1,852	779	5,505
Operating Revenues:
Time charter	$1,489	$10,502	$12,575	$9,724	$34,290
Bareboat charter	729	—	—	—	729
Other marine services	546	(269)	360	856	1,493
	2,764	10,233	12,935	10,580	36,512
Direct Costs and Expenses:
Operating:
Personnel	1,744	3,220	5,208	3,246	13,418
Repairs and maintenance	654	1,191	903	1,092	3,840
Drydocking	875	304	1,066	(28)	2,217
Insurance and loss reserves	527	433	702	296	1,958
Fuel, lubes and supplies	199	572	559	872	2,202
Other	77	579	1,144	872	2,672
	4,076	6,299	9,582	6,350	26,307
Direct Vessel Profit, from Continuing Operations	$(1,312)	$3,934	$3,353	$4,230	10,205
Other Costs and Expenses:
Lease expense	$664	$356	$22	$36	1,078
Administrative and general					8,611
Depreciation and amortization	4,164	3,307	4,710	2,617	14,798
					24,487
Loss on Asset Dispositions and Impairments					(2,273)
Operating Loss, for Continuing Operations					$(16,555)
As of March 31, 2021
Property and Equipment:
Historical cost	$214,575	$240,032	$374,979	$170,844	$1,000,430
Accumulated depreciation	(128,841)	(68,254)	(76,675)	(24,022)	(297,792)
	$85,734	$171,778	$298,304	$146,822	$702,638
Total Assets (1)	$125,479	$189,370	$301,381	$215,408	$831,638

(1)	Total assets by region does not include corporate assets of $142.2 million as of March 31, 2021.
(2)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa segment. As a result, for purposes of segment reporting European operations are now consolidated with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations(2)	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2020
Time Charter Statistics:
Average Rates Per Day	$20,988	$10,856	$9,634	$9,397	$10,886
Fleet Utilization	11%	90%	73%	93%	57%
Fleet Available Days	1,864	1,437	1,671	389	5,361
Operating Revenues:
Time charter	$4,375	$14,010	$11,767	$3,396	$33,548
Bareboat charter	724	—	—	-	724
Other	642	184	420	149	1,395
	5,741	14,194	12,187	3,545	35,667
Direct Costs and Expenses:
Operating:
Personnel	2,928	3,232	3,811	1,215	11,186
Repairs and maintenance	617	1,585	1,246	392	3,840
Drydocking	1,057	8	414	(114)	1,365
Insurance and loss reserves	135	297	339	69	840
Fuel, lubes and supplies	524	517	665	135	1,841
Other	79	596	683	305	1,663
	5,340	6,235	7,158	2,002	20,735
Direct Vessel Profit, from Continuing Operations	$401	$7,959	$5,029	$1,543	$14,932
Other Costs and Expenses:
Lease expense	$2,138	$1,133	$45	$9	$3,325
Administrative and general					9,394
Depreciation and amortization	5,358	3,315	3,790	899	13,362
					26,081
Loss on Asset Dispositions and Impairments					(12,572)
Operating Loss, for Continuing Operations					$(23,721)
As of March 31, 2020
Property and Equipment:
Historical cost	256,059	244,984	281,767	74,308	857,118
Accumulated depreciation	(120,599)	(58,666)	(67,829)	(17,271)	(264,365)
	$135,460	$186,318	$213,938	$57,037	$592,753
Total Assets(1)	$191,611	$210,890	$245,279	$134,171	$781,951

(1)	Total assets by region does not include corporate assets of $142.0 million, and $42.5 million of discontinued operations as of March 31, 2020.
(2)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa segment. As a result, for purposes of segment reporting European operations are now consolidated with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2021
Time Charter Statistics:
Average Rates Per Day	$7,778	$7,888	$12,110	$1,890	$26,792	$—	$11,323
Fleet Utilization	67%	61%	63%	100%	29%	—%	55%
Fleet Available Days	540	2,207	1,319	90	1,350	—	5,505
Operating Revenues:
Time charter	$2,801	$10,657	$10,082	$170	$10,580	$—	$34,290
Bareboat charter	—	729	—	—	—	—	729
Other marine services	(130)	(218)	346	12	797	686	1,493
	2,671	11,168	10,428	182	11,377	686	36,512
Direct Costs and Expenses:
Operating:
Personnel	984	4,041	4,158	89	3,806	340	13,418
Repairs and maintenance	241	1,535	1,135	8	894	27	3,840
Drydocking	54	1,178	110	—	875	—	2,217
Insurance and loss reserves	194	466	474	4	719	101	1,958
Fuel, lubes and supplies	139	726	1,003	8	320	6	2,202
Other	270	1,141	880	26	677	(322)	2,672
	1,882	9,087	7,760	135	7,291	152	26,307
Direct Vessel Profit (Loss)	$789	$2,081	$2,668	$47	$4,086	$534	$10,205
Other Costs and Expenses:
Lease expense	$400	$352	$—	$—	$12	$314	$1,078
Administrative and general							8,611
Depreciation and amortization	494	5,096	2,977	—	5,659	572	14,798
							24,487
Loss on Asset Dispositions and Impairments							(2,273)
Operating Loss							$(16,555)
As of March 31, 2021
Property and Equipment:
Historical cost	$50,189	$372,805	$229,124	$3,163	$321,750	$23,399	$1,000,430
Accumulated depreciation	(32,273)	(108,850)	(11,416)	(3,138)	(123,022)	(19,093)	(297,792)
	$17,916	$263,955	$217,708	$25	$198,728	$4,306	$702,638

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2020
Time Charter Statistics:
Average Rates Per Day	$8,013	$8,472	$7,359	$1,982	$27,514	$—	$10,886
Fleet Utilization	39%	76%	79%	38%	31%	—%	57%
Fleet Available Days	709	2,521	433	242	1,456	—	5,361
Operating Revenues:
Time charter	$2,225	$16,284	$2,520	$180	$12,339	$—	$33,548
Bareboat charter	—	724	-	—	—	—	724
Other marine services	559	(355)	(69)	(19)	250	1,029	1,395
	2,784	16,653	2,451	161	12,589	1,029	35,667
Direct Costs and Expenses:
Operating:
Personnel	892	4,659	1,206	85	4,097	247	11,186
Repairs and maintenance	408	2,278	348	103	650	53	3,840
Drydocking	22	36	-	—	1,307	—	1,365
Insurance and loss reserves	45	332	67	20	679	(303)	840
Fuel, lubes and supplies	216	904	119	26	490	86	1,841
Other	259	1,000	397	111	147	(251)	1,663
	1,842	9,209	2,137	345	7,370	(168)	20,735
Direct Vessel Profit (Loss), from Continuing Operations	$942	$7,444	$314	$(184)	$5,219	$1,197	14,932
Other Costs and Expenses:
Lease expense	$1,216	$352	$—	$—	$1,497	$260	3,325
Administrative and general							9,394
Depreciation and amortization	561	5,118	787	206	6,128	562	13,362
							26,081
Loss on Asset Dispositions and Impairments							(12,572)
Operating Loss, for Continuing Operations							$(23,721)
As of March 31, 2020
Property and Equipment:
Historical cost	$50,189	$382,254	$61,626	$11,661	$327,028	$24,360	$857,118
Accumulated depreciation	(30,289)	(98,219)	(9,258)	(7,484)	(101,114)	(18,001)	(264,365)
	$19,900	$284,035	$52,368	$4,177	$225,914	$6,359	$592,753

Fleet Counts. The Company’s fleet count as of March 31, 2021 and December 31, 2020 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
March 31, 2021
AHTS	4	—	2	—	6
FSV	24	5	1	1	31
Supply	14	26	—	—	40
Specialty (1)	1	3	—	—	4
Liftboats	14	—	1	—	15
	57	34	4	1	96
December 31, 2020
AHTS	4	—	2	—	6
FSV	26	5	1	1	33
Supply	15	27	—	1	43
Specialty	-	3	—	—	3
Liftboats	14	—	1	—	15
Crew Transfer - Discontinued Operations	40	5	—	—	45
Crew Transfer - Continuing Operations	1	—	—	—	1
	100	40	4	2	146

(1)	One owned vessel classified as a Crew Transfer Continuing Operations as of December 31, 2020 was reclassified as a Specialty Vessel as of March 31, 2021.

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three months ended March 31, 2021 and 2020 the Company’s time charter statistics and direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$—
FSV	—		7,400
Supply	—		7,380
Liftboats	16,284		32,416
Overall	15,910		20,988
Utilization:
AHTS		—%		—%
FSV		1%		25%
Supply		—%		10%
Liftboats		9%		10%
Overall		6%		11%
Available Days:
AHTS	180		273
FSV	317		364
Supply	—		44
Specialty	—		91
Liftboats	1,021		1,092
Overall	1,518		1,864
Operating revenues:
Time charter	$1,489	54%	$4,375	76%
Bareboat charter	729	26%	724	13%
Other marine services	546	20%	642	11%
	2,764	100%	5,741	100%
Direct operating expenses:
Personnel	1,744	63%	2,928	51%
Repairs and maintenance	654	24%	617	11%
Drydocking	875	32%	1,057	18%
Insurance and loss reserves	527	19%	135	2%
Fuel, lubes and supplies	199	7%	524	9%
Other	77	3%	79	1%
	4,076	147%	5,340	93%
Direct Vessel Profit	$(1,312)	(47)%	$401	7%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $2.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $3.2 million lower due to the repositioning of vessels between geographic regions, and $0.3 million higher for the core fleet as a result of changes in fleet mix. As of March 31, 2021, the Company had 11 of 17 owned and leased-in vessels (two AHTS vessels, two FSVs, and seven liftboats) cold-stacked in this region compared with 12 of 23 vessels as of March 31, 2020.

Direct Operating Expenses. Direct operating expenses were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $0.6 million lower for the core fleet, primarily due to reduced drydocking costs, $0.4 million lower due to net fleet dispositions, and $0.3 million lower due to the repositioning of vessels between geographic regions.

Africa and Europe, continuing operations. For the three months ended March 31, 2021 and 2020 the Company’s time charter statistics and direct vessel profit in Africa and Europe was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$8,408		$8,241
FSV	8,998		9,554
Supply	—		9,192
Liftboats	35,000		32,038
Overall	11,356		10,856
Utilization:
AHTS		100%		73%
FSV		69%		94%
Supply		—%		100%
Liftboats		100%		100%
Overall		68%		90%
Available Days:
AHTS	270		345
FSV	816		910
Supply	180		91
Liftboats	90		91
Overall	1,356		1,437
Operating revenues:
Time charter	$10,502	103%	$14,010	99%
Other marine services	(269)	(3%)	184	1%
	10,233	100%	14,194	100%
Direct operating expenses:
Personnel	3,220	31%	3,232	23%
Repairs and maintenance	1,191	12%	1,585	11%
Drydocking	304	3%	8	0%
Insurance and loss reserves	433	4%	297	2%
Fuel, lubes and supplies	572	6%	517	4%
Other	579	6%	596	4%
	6,299	62%	6,235	44%
Direct Vessel Profit	$3,934	38%	$7,959	56%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Charter revenues were $3.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.8 million lower due to the effect of cold-stacking vessels and $1.0 million lower due to the repositioning of vessels between geographic regions. Charter revenues were $0.3 million higher for the core fleet as a result of changes in fleet mix. Other marine services were $0.5 million lower due to the recognition in the Prior Year Quarter of previously deferred revenue, following the receipt of cash from a customer that was flagged for collection concerns. As of March 31, 2021, the Company had three of 15 owned and leased-in vessels (two FSVs and one PSV) cold-stacked in this region.

Direct Operating Expenses.  Direct operating expenses were $0.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. On an overall basis, operating costs were $0.5 million higher for the core fleet, primarily due to the timing of drydockings. Operating costs were $0.4 million lower due to the effect of cold-stacking vessels.

Middle East and Asia. For the three months ended March 31, 2021 and 2020 the Company’s time charter statistics and direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,889		$5,619
FSV	6,973		7,784
Supply	8,078		6,685
Liftboats	25,213		28,093
Specialty	1,890		1,982
Overall	9,308		9,634
Utilization:
AHTS		100%		27%
FSV		68%		73%
Supply		65%		91%
Liftboats		100%		84%
Specialty		100%		60%
Overall		73%		73%
Available Days:
AHTS	90		91
FSV	894		974
Supply	599		273
Liftboats	180		182
Specialty	90		151
Overall	1,852		1,671
Operating revenues:
Time charter	$12,575	97%	$11,767	96%
Other marine services	360	3%	420	3%
	12,935	100%	12,187	100%
Direct operating expenses:
Personnel	5,208	40%	3,811	31%
Repairs and maintenance	903	7%	1,246	10%
Drydocking	1,066	8%	414	3%
Insurance and loss reserves	702	5%	339	3%
Fuel, lubes and supplies	559	4%	665	5%
Other	1,144	9%	683	5%
	9,582	74%	7,158	59%
Direct Vessel Profit	$3,353	26%	$5,029	41%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.1 million higher due to net fleet additions, and $0.3 million lower for the core fleet primarily due to reduced average day rates. As of March 31, 2021, the Company had two of 20 owned and leased-in vessels (one FSV and one Supply) cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $2.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.3 million higher for the core fleet, primarily due to the timing of drydockings, and $1.1 million higher due to net fleet additions.

Latin America (Brazil, Mexico, Central and South America). For the three months ended March 31, 2021 and 2020 the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2021		2020
Time Charter Statistics:
Rates Per Day Worked:
FSV	$7,576		$7,204
Supply	15,600		—
Liftboats	41,957		15,913
Overall	14,751		9,397
Utilization:
FSV		100%		99%
Supply		83%		100%
Liftboats		57%		93%
Overall		85%
Available Days:
FSV	180		273
Supply	540		25
Liftboats	59		91
Overall	779		389
Operating revenues:
Time charter	$9,724	92%	$3,396	96%
Other marine services	856	8%	149	4%
	10,580	100%	3,545	100%
Direct operating expenses:
Personnel	3,246	31%	1,215	34%
Repairs and maintenance	1,092	10%	392	11%
Drydocking	(28)	(0%)	(114)	(3%)
Insurance and loss reserves	296	3%	69	2%
Fuel, lubes and supplies	872	8%	135	4%
Other	872	8%	305	9%
	6,350	60%	2,002	56%
Direct Vessel Profit	$4,230	40%	$1,543	43%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $6.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $5.9 million higher due to net fleet additions and $0.4 million higher due to the repositioning of vessels between geographic regions.

Direct Operating Expenses. Direct operating expenses were $4.4 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to net fleet additions.

Other Operating Expenses

Leased Expense. Leased-in equipment expenses for the Current Year Quarter were $2.2 million lower compared with the Prior Year Quarter primarily due to the impairment of one leased-in vessel and three leased-in vessels having been returned to the lessor in 2020 subsequent to March 31, 2020.

Administrative and general. Administrative and general expenses for the Current Year Quarter were $0.8 million lower compared to the Prior Year Quarter primarily due to decreases in salaries and benefits expenses in the Current Year Quarter.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter was $1.4 million higher compared to the Prior Year Quarter primarily due to net fleet additions.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one PSV and two FSVs for $1.6 million in cash, resulting in losses of $2.4 million all of which was recognized currently. During the Prior Year Quarter, the Company sold two AHTS vessels and one specialty vessel previously removed from service, two FSVs, and other equipment for $3.1 million ($2.2 million cash and $0.9 million in previously received deposits), resulting in gains of $1.1 million all of which was recognized currently. In addition, in the Prior Year Quarter the Company recorded impairment charges of $9.2 million related to one owned liftboat and two leased-in liftboats and recognized net losses on asset dispositions of $4.5 million ($4.8 million loss due to the disposal of one vessel under construction, offset by a $0.3 million gain due to the redelivery of one leased-in AHTS vessel).

Other Income (Expense), Net

For the periods ended March 31, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Other Income (Expense):
Interest income	$986	$662
Interest expense	(8,018)	(7,374)
SEACOR Holdings guarantee fees	(7)	(16)
Derivative gains, net	355	5,114
Foreign currency (losses) gains, net	(466)	710
	$(7,150)	$(904)

Interest income. Interest income for the Current Year Quarter compared with the Prior Year Quarter increased primarily due to interest received from the IRS due to delays in the payment of the CARES Act refunds.

Interest expense. Interest expense in the Current Year Quarter compared with the Prior Year Quarter was higher primarily due to incremental interest expense of $1.5 million related to the additional debt assumed as a result of the acquisition of the remaining equity interest in SEACOSCO and increases in interest associated with the SEACOR Alpine Shipyard Financing of $0.3 million following the delivery of two PSVs. These increases were offset by a decrease in the interest rate on variable rate debt and the impact of reduced principal balances on amortizing debt.

Derivative gains, net. Net derivative gains during the Current Year Quarter compared to the Prior Year Quarter decreased due to the fair value of the conversion option liability decreasing from $5.2 million to approximately zero in the Prior Year Quarter; offset by gains realized on foreign currency forwards in the Current Year Quarter.

Foreign currency losses, net. Foreign currency losses for the Current Year Quarter compared to the Prior Year Quarter were higher due to the effect of a stronger pound sterling relative to the U.S. dollar.

Income Tax Benefit

For the three months ended March 31, 2021, the Company’s effective income tax rate of 345.2% was in excess of applicable statutory rates primarily due to foreign sourced income not subject to U.S. income taxes, and foreign taxes not creditable against U.S. income taxes. For the three months ended March 31, 2020, the Company’s effective income tax rate of 27.1% was primarily due to taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and the annual return-to-accrual adjustment for the prior year.

Equity in Earnings (Losses) of 50% or Less Owned Companies

Equity in earnings (losses) of 50% or less owned companies for the Current Three Months compared with the Prior Three Months were $4.1 million higher due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended March 31,
	2021	2020
MexMar	$4,019	$1,389
SEACOR Arabia	270	$121
OSV Partners	(601)	(473)
SEACOR Offshore Delta (f/k/a SEACOSCO)	—	(675)
Offshore Vessel Holdings	251	(313)
Other	164	(24)
	$4,103	$25

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

As of March 31, 2021, the Company had unfunded capital commitments of $10.1 million for one PSV and miscellaneous vessel equipment, $9.2 million of which is payable during the remainder of 2021 and $0.9 million is payable during 2022. The Company has indefinitely deferred an additional $9.5 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

As of March 31, 2021, the Company had outstanding debt of $466.7 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of March 31, 2021, are as follows:

Actual
Remainder 2021	$25,356
2022	38,484
2023	243,703
2024	134,523
2025	11,365
Years subsequent to 2025	60,144
$513,575

As of March 31, 2021, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $71.8 million, of which $4.2 million was construction reserve funds held as cash. Additionally, the Company had $0.5 million available borrowing capacity under subsidiary credit facilities. In addition, in April 2021 an additional aggregate amount of $19.8 million of tax refunds were received.

Summary of Cash Flows

For the three months ended March 31, the following is a summary of the Company’s cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by or (used in):
Operating Activities	$(3,375)	$(11,138)
Investing Activities	39,440	3,552
Financing Activities	(8,292)	(5,069)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	4,621	(1,037)
Net Increase in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	(171)	(782)
Net Increase (Decrease) in Cash, Restricted Cash and Cash Equivalents	$32,223	$(14,474)

Operating Activities

Cash flows used in continuing operating activities increased by $7.8 million in the Current Three Months compared with the Prior Three Months. The components of cash flows used in continuing operating activities during the Current Three Months and Prior Three Months were as follows:

	Three Months Ended March 31,
	2021	2020
DVP:
United States, primarily Gulf of Mexico	$(1,312)	$401
Africa and Europe, Continuing Operations	3,934	7,959
Middle East and Asia	3,353	5,029
Latin America	4,230	1,543
Operating, leased-in equipment	(2,270)	(3,810)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(7,476)	(8,405)
SEACOR Holdings management and guarantee fees	(7)	(16)
Other, net (excluding non-cash losses)	169	—
	621	2,701
Changes in operating assets and liabilities before interest and income taxes	(11,460)	(11,188)
Restricted stock vested	(262)	(175)
Cash settlements on derivative transactions, net	(919)	(199)
Interest paid, excluding capitalized interest (1)	(4,398)	(4,513)
Interest received	986	662
Income taxes refunded, net	12,057	1,574
Total cash flows used in operating activities	$(3,375)	$(11,138)
(1)

During the Current Three Months and the Prior Three Months, capitalized interest paid and included in purchases of property and equipment for continuing operations was $0.2 million and $0.2 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Three Months, net cash provided by investing activities was $39.4 million, primarily as a result of the following:

•	capital expenditures were $2.7 million;
•	the Company sold two FSVs, one PSV and other equipment for net proceeds of $1.6 million and received $1.7 million in deposits for the future sale of vessels;
•

the Company completed the sale of Windcat Workboats for net proceeds of $38.7 million ($42.2 million cash, less $3.5 million cash held at Windcat Workboats that was included in the assets purchased by the Windcat Buyer);

•	the Company made investments in, and advances to, its 50% or less owned companies of $0.7 million; and
•	the Company received $0.9 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes.

During the Prior Three Months, net cash provided by investing activities was $3.6 million, primarily as a result of the following:

•	capital expenditures were $8.5 million;
•

the Company sold two AHTS vessels and one specialty vessel previously retired and removed from service, two FSVs, and other equipment for net proceeds of $3.1 million ($2.2 million cash and $0.9 million in previously received deposits);

•	construction reserve funds account transactions included withdrawals of $9.1 million; and
•	the Company made investments in, and advances to, its 50% or less owned companies of $0.2 million.

Financing Activities

During the Current Three Months, net cash used in financing activities was $8.3 million.

•	The Company made scheduled payments on long-term debt and obligations of $8.3 million.

During the Prior Three Months, net cash used in financing activities was $5.1 million.

•	The Company made scheduled payments on long-term debt and obligations of $5.1 million.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, construction reserve funds, cash generated from operating activities, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital and debt service requirements. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s liquidity and compliance with covenants in its credit facilities specifically as it relates to the COVID-19 pandemic. As noted above under “Overview”, there are a number of steps the Company has and can take to mitigate any further adverse effects to the Company’s liquidity stemming from the COVID-19 pandemic and the resulting depressed oil and natural gas price environment, including sales of assets, workforce reduction and other cost reduction measures. In addition, the Company has received a meaningful amount of tax refunds as a result of the changes in the current U.S. tax law included in the CARES Act.

While the COVID-19 pandemic has reduced the demand for the Company’s products and services, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or, except as noted in “Note 4. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q, on the Company’s ability to meet its financial maintenance covenants in its various credit facilities. The Company's primary credit facility requires the Company to maintain a minimum of $35 million of cash on hand (including restricted cash) at all times. As of March 31, 2021 the Company's cash balances used to test compliance with this covenant was $71.8 million, which the Company believes is sufficient to maintain compliance with this covenant for the foreseeable future.  However, if the effect of the COVID-19 pandemic on the Company's business becomes more severe, for example by further reducing the demand for the Company’s products and services or causing customers not to make their payments on time, the Company may be required to seek amendments to the covenant to avoid a default under the facility.

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2020 Annual Report. There has been no material change in the Company’s off-balance sheet arrangements during the three months ended March 31, 2021.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 4. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 8. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2020 Annual Report.

Contractual Obligations and Commercial Commitments

For a discussion of the Company’s contractual obligations and commercial commitments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2020 Annual Report. There has been no material change in the Company’s contractual obligations and commercial commitments.

Contingencies

As of March 31, 2021, SEACOR Holdings has guaranteed $4.8 million on behalf of the Company for various obligations including: performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the Merchant Navy Officers Pension Fund. SEACOR Holdings charges the Company a fee of 0.5% per annum on outstanding guaranteed amounts, which declines as the obligations are settled by the Company.

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

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2020 Annual Report. There has been no material change in the Company’s exposure to market risk during the three months ended March 31, 2021.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2021. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company’s 2020 Annual Report, see “Note 9. Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Company’s 2020 Annual Report. Other than as set forth below, there have been no material changes in the Company’s risk factors during the Current Three Months.

The Company is subject to hazards inherent in the operation of offshore support and related vessels and has experienced accidents that have resulted in the loss of life, disrupted operations and caused reputational harm.

The operation of offshore support and related vessels is highly dangerous and is inherently subject to various risks including, but not limited to, adverse sea conditions, capsizing, navigation errors, each of which could result in the loss of life, injury to personnel, damage to equipment and the environment. Our vessels have been involved in accidents in the past, some of which included loss of life, personal injury and property damage, and we, or third parties operating our vessels, may experience accidents in the future.

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel, and several crew members remain missing. The accident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and must coordinate with the U.S. Coast Guard in connection with the removal of the vessel, including the safe removal of fuel and oil, from the water, which the Company expects to take a number of months and to be costly. Although the Company does not expect the incident to result in a significant impact on the environment, if there is environmental damage the Company may be responsible for any required clean-up activities and could be subject to related fines and other penalties.

The capsizing of the SEACOR Power has garnered significant attention from the media as well as local, state and federal politicians. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the accident and the Company is fully cooperating with the investigation in all respects and continues to gather information about the incident. It is expected that the joint NTSB and U.S. Coast Guard investigation will take a significant period of time to complete, possibly as long as two years or longer. It is also possible that other state and federal legislatures and/or agencies or other regulators will initiate investigations of the incident. Depending on the outcome of these investigations, the Company may be subject to fines and other penalties including being restricted or prohibited from operating vessels in the Gulf of Mexico for a period of time. In addition, adverse findings in any investigation could harm the Company’s reputation and, in turn, the Company’s competitiveness, or impact the Company’s ability to market and operate liftboats.

Several civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members employed by the Company or by the third parties, claiming among other things that the Company and/or the third parties failed to properly to assess weather conditions, failed to provide adequate equipment for the job, failed to maintain the vessel or perform adequate safety meetings, among other claims and allegations.  Additional lawsuits may be filed in the future.  The Company cannot predict the outcome of any such legal proceedings but if it is found liable, any related losses could be significant. Furthermore, the costs incurred in litigation can be substantial, regardless of the outcome.

Management has been devoting a significant amount of time and resources to the accident response, including providing assistance to the affected crewmen and their families. We expect that, at least for the near-term, management will continue to devote significant time and attention to matters related to the incident while also attending to other business concerns, which could have adverse effects on the Company and its operations.

There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the accident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business. These uncertainties are likely to continue for a significant period. In addition, while the Company believes its existing insurance policies will adequately cover certain losses, the ultimate amount of losses, potential fines and penalties, and insurance proceeds cannot be determined at this time and may depend on the outcome of any investigation.  See “Risk Factors –The Company’s insurance coverage may be inadequate to protect it from the liabilities that could arise in its business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

As a result of the foregoing factors, the SEACOR Power incident has had, and could continue to have, a material adverse impact on the Company’s business, competitive position, financial performance, cash flows, prospects and liquidity. The risks associated with the accident could also heighten the impact of the other risks to which the group is exposed as further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
January 1, 2021 to January 31, 2021	14,199	$3.34	—	—
February 1, 2021 to February 28, 2021	—	—	—	—
March 1, 2021 to March 31, 2021	37,734	5.67	—	—

For the three months ended March 31, 2021, the Company acquired for treasury 51,933 shares of Common Stock for an aggregate purchase price of $261,433 from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan or 2020 Equity Incentive Plan, as applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.01

Seventh Consent, Agreement and Omnibus Amendments, dated February 24, 2021, by and among Falcon Global USA LLC, the other loan parties, SEACOR Marine Holdings Inc., JP Morgan Chase Bank, N.A., as administrative agent for the lenders, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc. Periodic Filing on Form 8-K filed with the Commission on March 1, 2021 (File No. 001-37966)).

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

*	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	May 6, 2021	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

DATE:	May 6, 2021	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
DATE:	May 6, 2021	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)