Form 10-Q
period 2021-06-30
SEACOR Marine Holdings Inc.
filed 2021-08-04
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021               or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of July 30, 2021 was 24,380,755. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$45,446	$32,666
Restricted cash	5,855	3,352
Receivables:
Trade, net of allowance for credit loss accounts of $610 and $582 in 2021 and 2020, respectively	47,082	45,325
Other	12,152	10,924
Receivable from SEACOR Holdings	—	18,832
Tax Receivable	1,497	13,556
Inventories	425	576
Prepaid expenses and other	4,527	3,230
Assets held for sale	—	50,235
Total current assets	116,984	178,696
Property and Equipment:
Historical cost	972,267	1,012,873
Accumulated depreciation	(288,882)	(291,538)
	683,385	721,335
Construction in progress	32,903	32,327
Net property and equipment	716,288	753,662
Right-of-Use Asset - Operating Leases	5,469	7,134
Right-of-Use Asset - Finance Leases	116	129
Investments, at Equity, and Advances to 50% or Less Owned Companies	77,539	75,308
Other Assets	2,781	2,734
Total assets	$919,177	$1,017,663
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$2,885	$7,030
Current portion of financing lease liabilities	32	36
Current portion of long-term debt:
Recourse	28,419	26,734
Non-recourse	—	5,643
Accounts payable and accrued expenses	27,163	29,967
Due to SEACOR Holdings	277	—
Accrued wages and benefits	1,287	1,744
Accrued interest	1,811	1,664
Deferred revenue and unearned revenue	4,122	4,452
Accrued capital, repair, and maintenance expenditures	8,186	11,328
Accrued insurance deductibles and premiums	2,695	2,274
Accrued professional fees	922	975
Derivatives	2,835	4,591
Other current liabilities	5,028	4,439
Liabilities held for sale	—	30,927
Total current liabilities	85,662	131,804
Long-Term Operating Lease Liabilities	4,072	4,345
Long-Term Financing Lease Liabilities	92	105
Long-Term Debt:
Recourse	315,373	328,690
Non-recourse	5,450	111,820
Conversion Option Liability on Convertible Senior Notes	7	2
Deferred Income Taxes	46,169	35,822
Deferred Gains and Other Liabilities	2,951	3,239
Total liabilities	459,776	615,827
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,508,630 and 23,504,050 shares issued in 2021 and 2020, respectively	245	235
Additional paid-in capital	454,079	451,179
Retained Earnings (Accumulated deficit)	(1,230)	(51,839)
Shares held in treasury of 127,738 and 73,284, respectively, at cost	(1,120)	(848)
Accumulated other comprehensive gain, net of tax	7,107	2,790
	459,081	401,517
Noncontrolling interests in subsidiaries	320	319
Total equity	459,401	401,836
Total liabilities and equity	$919,177	$1,017,663

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues	$42,799	33,925	$79,311	$69,592
Costs and Expenses:
Operating	32,615	20,128	58,922	40,864
Administrative and general	9,152	13,241	17,763	22,634
Lease expense	1,234	1,202	2,312	4,527
Depreciation and amortization	14,093	13,725	28,891	27,087
	57,094	48,296	107,888	95,112
Gains (Losses) on Asset Dispositions and Impairments, Net	22,653	(3,453)	20,380	(16,025)
Operating Income (Loss)	8,358	(17,824)	(8,197)	(41,545)
Other Income (Expense):
Interest income	135	516	1,121	1,178
Interest expense	(7,310)	(6,717)	(15,328)	(14,091)
SEACOR Holdings guarantee fees	—	(9)	(7)	(25)
Gain on Debt Extinguishment	61,994	—	61,994	—
Derivative gains, net	30	85	385	5,199
Foreign currency gains (losses), net	(657)	193	(1,123)	903
Other, net	(1)	—	(1)	—
	54,191	(5,932)	47,041	(6,836)
Income (Loss) from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	62,549	(23,756)	38,844	(48,381)
Income Tax Expense (Benefit)	15,915	(15,007)	13,227	(21,669)
Income (Loss) from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	46,634	(8,749)	25,617	(26,712)
Equity in Earnings Gains of 50% or Less Owned Companies	2,167	2,081	6,270	2,106
Income (Loss) from Continuing Operations	48,801	(6,668)	31,887	(24,606)
Income (Loss) on Discontinued Operations, Net of Tax (see Note 12 and includes gain of $22,756 on the sale of Windcat Workboats)	—	602	22,925	(1,452)
Net Income (Loss)	48,801	(6,066)	54,812	(26,058)
Net Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	1	7	1	(4,040)
Net Income (Loss) Attributable to SEACOR Marine Holdings Inc.	$48,800	(6,073)	$54,811	$(22,018)

Net Earnings (Loss) Per Common Share from Continuing Operations:
Basic	$1.92	$(0.27)	$1.26	$(0.84)
Diluted	$1.79	$(0.27)	$1.26	$(0.84)
Net Earnings (Loss) Per Share from Discontinued Operations:
Basic	$—	$0.03	$0.90	$(0.06)
Diluted	$—	$0.03	$0.90	$(0.06)
Net Earnings (Loss) per Share:
Basic	$1.92	$(0.24)	$2.16	$(0.90)
Diluted	$1.79	$(0.24)	$2.16	$(0.90)
Weighted Average Common Stock and Warrants Outstanding:
Basic	25,435,362	24,851,834	25,370,372	24,420,432
Diluted	28,345,155	24,851,834	25,371,185	24,420,432

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss)	$48,801	$(6,066)	$54,812	$(26,058)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	(70)	75	4,322	(2,453)
Derivative gains (losses) on cash flows hedges	(95)	166	32	(1,946)
Reclassification of derivative losses on cash flow hedges to interest expense	415	288	830	507
Reclassification of derivative losses on cash flow hedges to equity in earnings of 50% or less owned companies	(589)	(99)	(867)	(197)
	(339)	430	4,317	(4,089)
Comprehensive Income (Loss)	48,462	(5,636)	$59,129	(30,147)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	1	7	1	(4,040)
Comprehensive Income (Loss) attributable to SEACOR Marine Holdings Inc.	$48,461	$(5,643)	$59,128	$(26,107)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2021
December 31, 2020	23,430,766	235	451,179	73,284	(848)	(51,839)	2,790	319	401,836
Restricted stock grants	815,550	8	—	—	—	—	—	—	8
Amortization of employee share awards	—	—	2,465	—	—	—	—	—	2,465
Restricted stock vesting	(54,454)	—	—	54,454	(272)	—	—	—	(272)
Director share awards	189,030	2	435	—	—	—	—	—	437
Sale of Windcat Workboats	—	—	—	—	—	(4,202)	—	—	(4,202)
Net Income	—	—	—	—	—	54,811	—	1	54,812
Other comprehensive loss	—	—	—	—	—	—	4,317	—	4,317
June 30, 2021	24,380,892	$245	$454,079	127,738	$(1,120)	$(1,230)	$7,107	$320	$459,401

For the Three Months Ended June 30, 2021
March 31, 2021	24,194,383	243	452,290	125,217	(1,110)	(50,029)	7,446	319	409,159
Amortization of employee share awards	—	—	1,354	—	—	—	—	—	1,354
Restricted stock vesting	(2,521)	—	—	2,521	(10)	—	—	—	(10)
Director share awards	189,030	2	435			—	—	—	437
Sale of Windcat Workboats	—	—	—	—	—	(1)	—	—	(1)
Net Income	—	—	—	—	—	48,800	—	1	48,801
Other comprehensive income	—	—	—	—	—	—	(339)	—	(339)
June 30, 2021	24,380,892	$245	$454,079	127,738	$(1,120)	$(1,230)	$7,107	$320	$459,401

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2020
December 31, 2019	21,881,487	219	429,318	47,187	(669)	27,076	1,548	21,432	478,924
Issuance of Common Stock	—	9	3,349	—	—	—	—	—	3,358
Forfeiture of employee share awards	(8,182)	—	—	—	—	—	—	—	—
Restricted stock grants	289,452	3	—	—	—	—	—	—	3
Amortization of employee share awards	—	—	2,006	—	—	—	—	—	2,006
Restricted stock vesting	(25,743)	—	—	25,743	(178)	—	—	—	(178)
Director share awards	59,900	1	754	—	—	—	—	—	755
Acquisition of consolidated joint venture	900,000	—	13,689	—	—	—	—	(17,046)	(3,357)
Net loss	—	—	—	—	—	(22,018)	—	(4,040)	(26,058)
Other comprehensive loss	—	—	—	—	—	—	(4,089)	—	(4,089)
June 30, 2020	23,096,914	$232	$449,116	72,930	$(847)	$5,058	$(2,541)	$346	$451,364

Three Months Ended June 30, 2020
March 31, 2020	23,027,225	$231	$447,425	71,902	$(844)	$11,131	$(2,971)	$339	$455,311
Issuance of Common Stock	—	—	—	—	—	—	—	—	—
Forfeiture of employee share awards	(6,685)	—	—	—	—	—	—	—	—
Restricted stock grants	17,502	—	—	—	—	—	—	—	—
Amortization of employee share awards	—	—	937	—	—	—	—	—	937
Restricted stock vesting	(1,028)	—	—	1,028	(3)	—	—	—	(3)
Director share awards	59,900	1	754	—	—	—	—	—	755
Net (loss) income	—	—	—	—	—	(6,073)	—	7	(6,066)
Other comprehensive loss	—	—	—	—	—	—	430	—	430
June 30, 2020	23,096,914	$232	$449,116	72,930	$(847)	$5,058	$(2,541)	$346	$451,364

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Continuing Operating Activities:
Net Income (Loss)	$54,812	$(24,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,891	27,087
Deferred financing costs amortization	514	563
Amortization of employee share awards	2,465	2,006
Restricted stock vesting	(272)	(178)
Director share awards	435	755
Debt discount amortization	3,679	2,958
Bad debt recoveries	156	191
(Gain) Loss from equipment sales, retirements or impairments	(20,380)	16,025
Gain on the Sale of Windcat Workboats	(22,756)	—
Gain on Debt Extinguishment	(62,749)	—
Derivative gains	(385)	(5,199)
Interest on Finance Lease	2	—
Cash settlement payments on derivative transactions, net	(1,333)	(464)
Currency (gains) losses	1,123	(903)
Deferred income taxes	10,347	(9,821)
Equity Earnings	(6,270)	(2,106)
Changes in Operating Assets and Liabilities:
Accounts receivables	27,392	(20,096)
Other assets	(104)	5,270
Accounts payable and accrued liabilities	(6,028)	(16,423)
Net cash provided by (used in) operating activities	9,539	(24,941)
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(3,650)	(15,475)
Proceeds from disposition of property and equipment	30,137	17,135
Construction reserve funds utilized	—	9,148
Construction reserve funds transferred to short-term cash	—	3,745
Purchase of subsidiary from joint venture	—	(8,389)
Proceeds from sale of Windcat Workboats, net of transaction costs and cash sold (1)	38,715	—
Investments in and advances to 50% or less owned companies	(736)	(301)
Principal payments on notes due from equity investees	3,796	—
Net cash provided by investing activities	68,262	5,863
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(65,089)	(8,575)
Payments on debt extinguishment cost	(755)	—
Payment on Finance Lease	(12)	—
Issuance of stock	10	—
Net cash used in financing activities	(65,846)	(8,575)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(21)	(1,593)
Net Increase (Decrease) in Cash, Restricted Cash and Cash Equivalents	11,934	(29,246)
Cash Flows from Discontinued Operations:
Operating Activities	(171)	4,804
Investing Activities	—	(4,355)
Financing Activities	—	(149)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	(51)
Net Decrease in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	(171)	249
Net Increase (Decrease) in Cash, Restricted Cash and Cash Equivalents	11,763	(28,997)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	39,538	87,047
Cash, Restricted Cash and Cash Equivalents, End of Period	$51,301	$58,050
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	(11,745)	(8,799)
Income taxes refunded, net	31,400	1,285
Noncash Investing and Financing Activities:
Increase in property, plant and equipment related to an acquisition	—	142,282
Decrease in joint venture investments related to an acquisition	—	22,222
Increase in long-term debt related to an acquisition	—	75,569
Increase in long-term debt related to asset purchases	—	10,626
Decrease in debt related to debt settlement	(62,749)	—
Decrease in capital expenditures in accounts payable and accrued liabilities	(3,947)	(6,035)

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

The outbreak of the novel coronavirus (“COVID-19”) has caused significant disruptions and volatility in the global economy and marketplace. There remains continuing uncertainty regarding the length and severity of the impact of COVID-19 on the economy, in general, and the energy industry, in particular, each of which has a significant effect on the outlook for the Company’s business. The decrease in oil and natural gas prices experienced at the beginning stages of the COVID-19 pandemic led to a decrease in the demand for the Company’s products and services. A prolonged period of severely depressed oil and natural gas prices compared to historic averages could have a material adverse effect on the business.

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

On March 12, 2020, the FASB issued ASU 2020-03, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. As of June 30, 2021, the reference rates for the Company’s existing debt and interest rate swaps have not changed as a result of any such amendment. The Company will continue to monitor changes to reference rates in applicable agreements and adopt the standard as needed.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in other current liabilities in the accompanying consolidated balance sheets, for the six months ended June 30, 2021 and six months ended June 30, 2020 were as follows (in thousands):

	2021	2020
Balance at beginning of period	$3,307	$4,755
Revenues deferred during the period	50	6
Revenues recognized during the period	(1,374)	(2,131)
Balance at end of period	$1,983	$2,630

As of June 30, 2021, the Company had deferred revenues of $2.0 million primarily related to $1.0 million of prepaid vessel management fees, $0.7 million related to the time charter of offshore support vessels to customers from which collections were not reasonably assured and $0.3 million of prepaid charter modification and reservation fees.

Cash and Cash Equivalents. The Company considers all highly liquid investments, with an original maturity of three months or less from the date purchased, to be cash equivalents. Cash from current construction reserve funds (“CRF”) is also classified as cash and cash equivalents. The balance in the current CRF at June 30, 2021 and December 31, 2020 was $2.7 million and $4.2 million, respectively.

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

As of June 30, 2021, the estimated useful life (in years) of the Company’s new Offshore Support Vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. During the six months ended June 30, 2021 and 2020 capitalized interest totaled $0.3 million and $0.5 million, respectively.

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

Market conditions caused by COVID-19, including decreased global demand for oil and gas as well as the effect the pandemic has had on SEACOR Marine’s stock price, caused a triggering event for the six months ended June 30, 2021 and 2020 to occur requiring the Company to test its assets for impairment. For the six months ended June 30, 2021, the Company did not record an impairment on any owned or leased in vessels. For the six months ended June 30, 2020, the Company recorded impairment charges of $3.9 million related to four owned liftboats, $7.4 million related to two leased-in liftboats, and $1.2 million related to one specialty vessel due to a reduced sales price for the vessel. Estimated fair values for the Company’s owned vessels were established by independent appraisers based on researched market information, replacement cost information, and other data.

For vessel classes and individual vessels with indicators of impairment as of June 30, 2021, the Company estimated that their future undiscounted cash flows exceed their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the effect COVID-19 has had on the timing of an estimated market recovery in the offshore oil and natural gas markets and upon any such recovery, the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that have indicators of impairment and are deemed not recoverable through future operations, we determine the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2021 and 2020, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the six months ended June 30, 2021, the Company’s effective income tax rate of 21.4% was approximately 0.4% greater than the statutory rate, primarily related to a 3.9% rate lower than the statutory rate due to the impact of foreign sourced income not subject to U.S. income taxes, offset by an increase of 4.3% due to foreign taxes not creditable against U.S. income taxes. For the six months ended June 30, 2020, the Company’s effective income tax rate of 44.9% was primarily due to taxes provided for on income attributable to noncontrolling interest, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and an adjustment for the acquisition of the remaining minority membership interest in a consolidated subsidiary.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Total Other Comprehensive Loss
December 31, 2020	$6,797	$(4,007)	$2,790
Other comprehensive loss	4,322	(5)	4,317
Balance as of June 30, 2021	$11,119	$(4,012)	$7,107

Earnings (Loss) Per Share. Basic earnings/loss per share of Common Stock of the Company is computed based on the weighted average number of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes (as defined in “Note 4. Long-Term Debt”) unless anti-dilutive.

The Convertible Senior Notes are currently convertible into 2,907,500 shares of Common Stock (“Convertible Senior Note Shares”). For the three months ended June 30, 2021, diluted earnings per share of Common Stock included 2,907,500 of the Convertible Senior Note Shares as the effect of their inclusion in the computation would be dilutive. For the six months ended June 30, 2021, diluted earnings per share of Common Stock excluded 2,907,500 of the Convertible Senior Note Shares as the effect of their inclusion in the computation would be anti-dilutive.

For the three and six months ended June 30, 2020, diluted earnings/loss per share of Common Stock excluded 2,907,500 of the Convertible Senior Note Shares as the effect of their inclusion in the computation would be anti-dilutive. The number of Convertible Senior Note Shares excluded from the calculation of diluted earnings per share was incorrectly reported in prior periods as 2,183,708. This number of shares was adjusted in the current period following revisions to the calculation.

In addition, for the three and six months ended June 30, 2021, diluted earnings/loss per share of Common Stock included 2,294 and 813 shares of restricted stock, respectively, as their inclusion in the computation would be dilutive. For the three months ended June 30, 2021 and June 30, 2020 diluted earnings/loss per share of Common Stock excluded 1,134,947 and 469,694 shares of restricted stock, respectively, and for the six months ended June 30, 2021 and June 30, 2020 diluted earnings/loss per share of Common Stock excluded 1,136,428 and 469,694 shares of restricted stock, respectively, as their inclusion in the computation would be anti-dilutive.

For the three and six months ended June 30, 2021 and June 30, 2020 diluted earnings/loss per share of Common Stock excluded 1,123,041 and 1,145,541 shares of stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

2.EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2021, capital expenditures were $3.7 million, primarily due to construction in progress vessels. There were no equipment deliveries during the six months ended June 30, 2021. During the six months ended June 30, 2021, the Company sold one PSV, three FSVs and set off $22.5 million of debt under the FGUSA Credit Facility (as defined and described in Note 4 Long-Term Debt) with hull and machinery insurance proceeds for the liftboat SEACOR Power of $25.0 million, for a total of $30.1 million and gains of $20.9 million. During the six months ended June 30, 2020, the Company sold two anchor handling towing supply (“AHTS”) vessels and a specialty vessel previously removed from service, four FSVs, one vessel under construction and other equipment for $18.6 million ($17.7 million cash and $0.9 million in previously received deposits) and gains of $0.9 million. In addition, the Company received $0.6 million in deposits for future sales.

As of January 12, 2021, the Company recognized a gain on the sale of Windcat Workboats Holdings Ltd. (“Windcat Workboats”) of approximately $22.8 million, calculated as follows:

(In Thousands):	January 12, 2021
Total Proceeds Received	$43,797
Transactions Fees and other Costs	1,562
Cash Sold	3,520
Total Net Proceeds	38,715
Less: Net Equity in Windcat Workboats, net of cash sold	15,790
Less: January Income on Discontinued Operations	169
Gain on Sale of Windcat Workboats	22,756

See “Note 12. Discontinued Operations” for additional information on the sale of Windcat Workboats.

3.INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	Ownership	2021	2020
MexMar	49.0%	$53,792	$50,037
OSV Partners(1)	30.4%	8,064	9,094
SEACOR Marlin	49.0%	8,547	7,979
MEXMAR Offshore(2)	49.0%	2,563	1,960
Offshore Vessel Holdings	49.0%	2,113	2,388
Other	20.0% - 50.0%	2,460	3,850
		$77,539	$75,308

(1)The Company owns 66.7% of the General Partner and 29.7% of the limited partnership interest of OSV Partners.

(2)This Joint Venture holds the investment in UP Offshore.
4.	LONG-TERM DEBT

The Company’s long-term debt obligations as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Recourse Long-term debt(1):
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Credit Facility	92,969	100,750
Sea-Cat Crewzer III Term Loan Facility	20,415	21,653
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	18,705	19,705
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing	90,873	95,317
SEACOR Alpine Shipyard Financing	30,477	31,103
SEACOR 88/888 Term Loan	5,500	5,500
Total recourse Long-term debt	383,939	399,028
Non-recourse Long-term debt(2):
Falcon Global USA Term Loan Facility	—	102,349
Falcon Global USA Revolver	—	15,000
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse Long-term debt	5,500	122,849
Total principal due for long-term debt	389,439	521,877
Current portion due within one year	(28,419)	(32,377)
Unamortized debt discount	(36,585)	(44,864)
Deferred financing costs	(3,612)	(4,126)
Long-term debt, less current portion	$320,823	$440,510

(1)	Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine as defined in the relevant debt agreements.
(2)

Non-recourse debt represents debt issued by the Company’s Consolidated Subsidiaries with no recourse to SEACOR Marine or its other non-debtor subsidiaries with respect to the applicable instrument, other than certain limited support obligations as defined in the respective debt agreements, which in aggregate are not considered to be material to the Company’s business and financial condition.

As of June 30, 2021, the Company was in compliance with all debt covenants and lender requirements.

Falcon Global. On June 10, 2021, SEACOR Marine, Falcon Global USA LLC, an indirect subsidiary of SEACOR Marine (“FGUSA”), and certain subsidiaries of FGUSA, entered into a Second Amendment and Conditional Payoff Agreement (the “Conditional Payoff Agreement”) in respect of that certain (i) term and revolving loan facility, dated as of February 8, 2018, administered by JPMorgan Chase Bank, N.A. (as amended, the “FGUSA Credit Facility”) and (ii) obligation guaranty issued by SEACOR Marine, dated February 8, 2018, pursuant to which SEACOR Marine provides a guarantee of certain limited obligations of FGUSA under the FGUSA Credit Facility (as amended, the “FGUSA Obligation Guaranty”). As of June 10, 2021, there was $117.3 million of principal outstanding under the FGUSA Credit Facility.

Under the terms of the Conditional Payoff Agreement, the $117.3 million of principal outstanding was deemed satisfied in full following the payment to the lenders of a total of $50.0 million comprised of (i) $25.0 million paid by the Company at the signing of the Conditional Payoff Agreement, (ii) $22.5 million of hull and machinery insurance proceeds received by the lenders in respect of the SEACOR Power incident on June 18, 2021 and (iii) $2.5 million paid by the Company on June 24, 2021 (such amount subsequently reimbursed to the Company on June 29, 2021 from hull and machinery insurance proceeds). All payments required for the extinguishment of the debt pursuant to the Conditional Payoff Agreement were completed during the second quarter of 2021. Following the final payment on June 24, 2021, the FGUSA Credit Facility terminated, and the mortgages and security arrangements were released with respect to the nine liftboats securing the obligations under the FGUSA Credit Facility.

As of June 30, 2021, the Company recognized a gain on transactions under the Conditional Payoff Agreement of approximately $62.0 million, calculated as follows:

(In Thousands):	June 30, 2021
Falcon Global USA Term Loan Facility	102,349
Falcon Global USA Revolver	15,000
Unamortized debt discount	(4,600)
Current Liabilities	112,749
Transaction Fees	(755)
Cash Paid	(27,500)
Hull and Machinery Insurance Proceeds	(22,500)
Gain on Troubled Debt Restructuring	61,994

As of June 30, 2021, the gain on troubled debt restructuring resulted in an increase of basic and diluted earnings per share for the three months ended June 30, 2021 of $2.44 and $2.19, respectively, and an increase of basic and diluted earnings per share for the six months ended June 30, 2021 of $2.44.

Letters of Credit. As of June 30, 2021, the Company had outstanding letters of credit of $0.7 million securing lease obligations, labor and performance guaranties.

5.	LEASES

As of June 30, 2021, the Company leased in two anchor handling towing supply (“AHTS”) vessels, one liftboat, one FSV and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of June 30, 2021, the remaining lease terms of the vessels have durations ranging from 1 to 6 months. The lease terms of the other equipment range in duration from 5 to 306 months.

As of June 30, 2021, future minimum payments for leases for the remainder of 2021 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$2,881	$18
2022	584	36
2023	526	36
2024	451	37
2025	515	6
Years subsequent to 2025	4,074	—
	9,031	133
Interest component	(2,074)	(9)
	6,957	124
Current portion of long-term lease liabilities	2,885	32
Long-term lease liabilities	$4,072	$92

For the six months ended June 30, 2021 and June 30, 2020 the components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$950	$1,052	$1,855	$4,275
Finance lease cost:
Amortization of finance lease assets (1)	1	—	9	—
Interest on finance lease liabilities (2)	1	—	1	—
Short-term lease costs	284	150	457	252
	$1,236	$1,202	$2,322	$4,527

(1)Included in amortization costs in the consolidated statements of Income (Loss).

(2)Included in interest expense in the consolidated statements of Income (Loss).

For the six months ended June 30, 2021, supplemental cash flow information related to leases was as follows (in thousands):

2021
Operating cash outflows from operating leases	$(4,599)
Financing cash outflows from finance leases	$(12)
Right-of-use assets obtained for operating lease liabilities	955
Right-of-use assets obtained for finance lease liabilities	—

For the six months ended June 30, 2021, other information related to leases was as follows:

2021
Weighted average remaining lease term, in years - operating leases	10.6
Weighted average remaining lease term, in years - finance leases	3.7
Weighted average discount rate - operating leases	5.3%
Weighted average discount rate - finance leases	4.0%

6.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the six months ended June 30, 2021:

Statutory rate	21.00%
Foreign withholding tax	4.30
Foreign earnings not subject to U.S. Income Tax	(3.90)
Other	0.01
21.41%

On June 26, 2020, the Company entered into a Tax Refund and Indemnification Agreement (the “Tax Refund Agreement”) with SEACOR Holdings Inc. (“SEACOR Holdings”), the Company’s former parent company. The Tax Refund Agreement enabled the Company to utilize net operating losses (“NOLs”) generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that were permitted to be carried back pursuant to the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and for which SEACOR Holdings needed to claim the refund on behalf of the Company. As a result, the Company received an aggregate amount of cash tax refunds of $32.3 million (including $1.1 million of interest paid by the Internal Revenue Service (“IRS”) in respect of refund payment delays), of which $12.5 million was received prior to March 31, 2021 and the remaining $19.8 million was received in April 2021.

7.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$2,835	$—	$3,698
	—	2,835	—	3,698
Derivatives not designated as hedging instruments:
Forward Exchange Contract	—	—	—	893
Conversion option liability on Convertible Senior Notes	—	7	—	2
	$—	$7	$—	$895

Economic Hedges. The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. During the six months ended June 30, 2021, the Company recognized gains of $0.4 million on these contracts which were recognized concurrently in earnings. As of June 30, 2021, the Company no longer has open forward currency exchange contracts.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized gains on derivative instruments designated as cash flow hedges as a component of other comprehensive income of $0.9 million for the six months ended June 30, 2021, and losses of $1.4 million for the six months ended June 30, 2020 as a component of other comprehensive loss. As of June 30, 2021, the interest rate swaps held by the Company and certain of the Company’s 50% or less owned companies were as follows:

•

SEACOR Marine Foreign Holdings Inc., an indirect wholly-owned subsidiary of SEACOR Marine (“SMFH”) has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $7.3 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $40.2 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88 LLC and SEACOR 888 LLC, both indirect wholly-owned subsidiaries of SEACOR Marine (collectively, “SEACOR 88/888”), have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.175% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), in which the Company has a 49% noncontrolling interest, has five interest rate swap agreements with maturities in 2023 that call for MexMar to pay fixed rates of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $63.3 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the six months ended June 30, 2021 and June 30, 2020 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Conversion option liability on Convertible Senior Notes	$30	$85	$(5)	$5,199
Forward currency exchange, option, and future contracts	—	—	390	—
	$30	$85	$385	$5,199

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

The Company’s financial assets and liabilities as of June 30, 2021 and December 31, 2020 that are measured at fair value on a recurring basis were as follows (in thousands):

June 30, 2021	Level 1	Level 2	Level 3
LIABILITIES
Derivative instruments	—	2,835	—
Conversion Option Liability on Convertible Senior Notes	—	—	7
December 31, 2020
LIABILITIES
Derivative instruments	—	4,591	—
Conversion Option Liability on Convertible Senior Notes	—	—	2

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

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

		Estimated Fair Value
June 30, 2021	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$51,301	$51,301	$—	$—
LIABILITIES
Long-term debt, including current portion	349,242	—	358,286	—
December 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$36,018	$36,018	$—	$—
LIABILITIES
Long-term debt, including current portion	472,887	—	470,561	—

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analysis based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value including the consideration of the COVID-19 pandemic that has caused significant volatility in U.S. and international markets, and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Property and equipment. During the six months ended June 30, 2021, the Company recognized no impairment charges, and none of the Company’s property and equipment had a fair value based on ordinary liquidation value or indicative sales price. As of December 31, 2020, the Company had Level 2 fair values, determined based upon ordinary liquidation value, of $43.0 million on five liftboats.

9.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Company’s unfunded capital commitments were $7.5 million for one PSV and miscellaneous vessel equipment. Of the amount of unfunded capital commitments, $6.6 million is payable during the remainder of 2021 and $0.9 million is payable during 2022. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported in unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. Recently, a local Brazilian law was enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$18.50 million based on a historical potential levy of R$12.87million (USD $3.7 million and USD $2.6 million, respectively, based on the exchange rate as of June 30, 2021).

As of June 30, 2021, SEACOR Holdings has guaranteed $2.8 million on behalf of the Company for performance obligations under sale-leaseback arrangements. Pursuant to the terms of the Tax Refund Agreement with SEACOR Holdings, as of June 30, 2021 $2.8 million remained in an account to be used solely to satisfy such obligations guaranteed by SEACOR Holdings.

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel. The accident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and is coordinating with the U.S. Coast Guard in connection with the removal of the vessel, including the safe removal of fuel and oil, from the water. The Company expects salvage costs to be covered by insurance proceeds.

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal politicians. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the accident and the Company is fully cooperating with the investigation in all respects and continues to gather information about the incident. It is expected that the joint NTSB and U.S. Coast Guard investigation will take a significant period of time to complete, possibly two years or longer. Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the accident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

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

10.	STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the six months ended June 30, 2021 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2020	436,714
Granted (1)	902,214
Vested	(201,687)
Forfeited	—
Outstanding as of June 30, 2021	1,137,241

Stock Option Activity:
Outstanding as of December 31, 2020	1,120,541
Granted	12,500
Exercised	—
Forfeited	(10,000)
Outstanding as of June 30, 2021	1,123,041

(1)Excludes 157,455 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

For the six months ended June 30, 2021, the Company acquired for treasury 54,454 shares of Common Stock from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $0.3 million. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan and the Company’s 2020 Equity Incentive Plan.

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

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2021
Operating Revenues:
Time charter	$3,419	$11,437	$13,752	$12,866	$41,474
Bareboat charter	434	—	—	—	434
Other marine services	727	(224)	31	357	891
	4,580	11,213	13,783	13,223	42,799
Direct Costs and Expenses:
Operating:
Personnel	1,528	4,253	5,378	3,194	14,353
Repairs and maintenance	389	2,195	2,806	1,569	6,959
Drydocking	777	374	1,185	456	2,792
Insurance and loss reserves	923	352	461	925	2,661
Fuel, lubes and supplies	245	887	1,081	680	2,893
Other	224	2,072	43	618	2,957
	4,086	10,133	10,954	7,442	32,615
Direct Vessel Profit	$494	$1,080	$2,829	$5,781	10,184
Other Costs and Expenses:
Lease expense	$703	$270	$35	$226	1,234
Administrative and general					9,152
Depreciation and amortization	3,287	3,305	4,663	2,838	14,093
					24,479
Gain on Asset Dispositions, Net					22,653
Operating Income					$8,358

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2021
Operating Revenues:
Time charter	$4,908	$21,939	$26,327	$22,590	$75,764
Bareboat charter	1,163	—	—	—	1,163
Other marine services	1,273	(493)	391	1,213	2,384
	7,344	21,446	26,718	23,803	79,311
Direct Costs and Expenses:
Operating:
Personnel	3,272	7,473	10,586	6,440	27,771
Repairs and maintenance	1,043	3,386	3,709	2,661	10,799
Drydocking	1,652	678	2,251	428	5,009
Insurance and loss reserves	1,450	785	1,163	1,221	4,619
Fuel, lubes and supplies	444	1,459	1,640	1,552	5,095
Other	301	2,651	1,187	1,490	5,629
	8,162	16,432	20,536	13,792	58,922
Direct Vessel Profit	$(818)	$5,014	$6,182	$10,011	20,389
Other Costs and Expenses:
Lease expense	$1,367	$626	$57	$262	2,312
Administrative and general					17,763
Depreciation and amortization	7,451	6,612	9,373	5,455	28,891
					48,966
Gain on Asset Dispositions, Net					20,380
Operating Loss					$(8,197)
As of June 30, 2021
Property and Equipment:
Historical Cost	175,606	240,032	374,979	181,650	972,267
Accumulated Depreciation	(105,923)	(71,560)	(81,338)	(30,061)	(288,882)
	$69,683	$168,472	$293,641	$151,589	$683,385
Total Assets (1)	$110,095	$185,862	$295,430	$222,830	$814,217

(1)	Total assets by region does not include corporate assets of $105.0 million as of June 30, 2021.
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

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2020
Operating Revenues:
Time charter	$1,478	$13,055	$13,605	$4,251	$32,389
Bareboat charter	723	—	—	—	723
Other marine services	513	(382)	514	168	813
	2,714	12,673	14,119	4,419	33,925
Direct Costs and Expenses:
Operating:
Personnel	2,284	3,248	3,795	1,377	10,704
Repairs and maintenance	314	1,463	1,580	255	3,612
Drydocking	110	256	200	—	566
Insurance and loss reserves	354	600	430	105	1,489
Fuel, lubes and supplies	189	799	955	132	2,075
Other	93	647	819	123	1,682
	3,344	7,013	7,779	1,992	20,128
Direct Vessel Profit	$(630)	$5,660	$6,340	$2,427	$13,797
Other Costs and Expenses:
Lease expense	$741	$420	$32	$9	$1,202
Administrative and general					13,241
Depreciation and amortization	5,254	3,600	3,921	950	13,725
					28,168
Loss on Asset Dispositions and Impairments					(3,453)
Operating Loss, for Continuing Operations					$(17,824)

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2020
Operating Revenues:
Time charter	$5,853	$27,066	$25,372	$7,647	$65,938
Bareboat charter	1,447	—	—	—	1,447
Other	1,155	(199)	934	317	2,207
	8,455	26,867	26,306	7,964	69,592
Direct Costs and Expenses:
Operating:
Personnel	5,212	6,480	7,606	2,592	21,890
Repairs and maintenance	931	3,048	2,826	647	7,452
Drydocking	1,167	264	614	(114)	1,931
Insurance and loss reserves	489	897	769	174	2,329
Fuel, lubes and supplies	713	1,316	1,620	267	3,916
Other	172	1,244	1,502	428	3,346
	8,684	13,249	14,937	3,994	40,864
Direct Vessel Profit, from Continuing Operations	$(229)	$13,618	$11,369	$3,970	$28,728
Other Costs and Expenses:
Lease expense	$2,879	$1,553	$77	$18	$4,527
Administrative and general					22,634
Depreciation and amortization	10,612	6,915	7,711	1,849	27,087
					54,248
Loss on Asset Dispositions and Impairments					(16,025)
Operating Loss, for Continuing Operations					$(41,545)
As of June 30, 2020
Property and Equipment:
Historical Cost	257,148	259,881	348,610	122,102	987,741
Accumulated Depreciation	(128,016)	(60,059)	(70,669)	(12,353)	(271,097)
	$129,132	$199,822	$277,941	$109,749	$716,644
Total Assets (1)	$172,575	$233,447	$305,822	$186,486	$898,330

(1)	Total assets by region does not include corporate assets of $109.2 million, and $44.6 million of discontinued operations as of June 30, 2020.
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

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of June 30, 2021, and 2020, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $77.5 million and $87.2 million, respectively. Equity in gains (losses) earnings of 50% or less owned companies for the six months ended June 30, 2021 and 2020 were $6.3 million and $2.1 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Windcat Workboats
Operating Revenues:
Time charter	$—	$7,418	$903	$13,159
Other revenue	—	535	70	870
	—	7,953	973	14,029
Costs and Expenses:
Operating	—	3,785	578	7,669
Direct Vessel Profit	—	4,168	395	6,360

General and Administrative Expenses	—	1,319	238	2,691
Lease Expense	—	153	24	235
Depreciation	—	1,588	-	3,227
	—	3,060	262	6,153
Operating Income	—	1,108	133	207
Other Income (Expense)
Interest income	—	13	2	27
Interest expense	—	(278)	(39)	(542)
Foreign currency translation loss	—	(364)	89	(1,009)
	—	(629)	52	(1,524)
Operating Loss Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	$—	$479	$185	$(1,317)
Income Tax Expense	—	(74)	—	(80)
Operating Loss Before Equity Earnings of 50% or Less Owned Companies	$—	$553	$185	$(1,237)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	49	(16)	(215)
Net (Loss) Income from Discontinued Operations	$—	$602	$169	$(1,452)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2020 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time.  All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Overview

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2020 Annual Report.

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of June 30, 2021, the Company and its joint ventures operated a diverse fleet of 82 support and specialty vessels, of which 55 were owned or leased-in, 26 were joint-ventured, and one was managed on behalf of unaffiliated third-parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

The Company and its joint ventures operate and manage a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations including wind farms, (ii) handle anchors and mooring equipment required to tether rigs to the seabed, and assist in placing them on location and moving them between regions, (iii) provide construction, well work-over, maintenance and decommissioning support and (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists. The Company operates its fleet in four principal geographic regions: the U.S., primarily in the Gulf of Mexico; Africa and Europe; the Middle East and Asia; and Latin America, primarily in Mexico, Brazil and Guyana. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among geographic regions, subject to flag restrictions, as changes in market conditions dictate. The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of the Company’s operating results and cash flows. Unless a vessel is cold-stacked, there is little reduction in daily running costs for the vessels and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization. The Company manages its fleet utilizing a global network of shore side support, administrative and finance personnel.

Offshore oil and natural gas market conditions are highly volatile.  Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices were as high as $76 per barrel in October 2018 and, during the beginning of COVID-19 pandemic in the U.S. and elsewhere throughout the globe, WTI front month oil prices were pushed for a short period of time to a new low of -$37.63 per barrel in

April 2020 before recovering to $48 per barrel by year end. The Company has continued to experience difficult market conditions as the overall decline and continued volatility in oil and natural gas prices, have led to a general decrease in exploration and production activities, and a particular decrease in offshore drilling and associated activity. The Company’s operating results have been negatively impacted as oil and gas producing companies focused on cost reduction and cut capital spending budgets. Although the underlying commodity prices supporting activity have recovered substantially since year end 2020 with oil hitting a high of approximately $72 per barrel in early June 2021, the risk of continued volatility in the commodity prices remains. The Company’s operations and financial results were adversely affected by the COVID-19 pandemic as a result of decreased demand and the increase in costs due to operational changes enacted to enhance crew and on-shore employee safety.  However, the Company believes that it has sufficient liquidity to meet its obligations for the foreseeable future, especially after receipt of the proceeds from the sale of Windcat Workboats and the tax refund under the CARES Act.

Certain macro drivers somewhat independent of oil and natural gas prices may support the Company’s business, including: (i) underspending by oil and gas producers during the current industry downturn leading to pent up demand for maintenance and growth capital expenditures; and (ii) improved extraction technologies. While alternative forms of energy may continue to grow and add to the world’s energy mix, for the foreseeable future, the Company believes demand for gasoline and oil will be sustained, as well as demand for electricity from natural gas. Some alternative forms of energy such as offshore wind facilities, have the potential to support, in part, the Company’s business. Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which has contributed to an oversaturated market, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels, and (ii) continued excess supply of offshore support vessels whether from laid up fleets or newly built vessels could, in isolation or together, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of June 30, 2021, eight of the Company’s 55 owned and leased-in, in-service vessels were cold-stacked worldwide.

Recent Developments

Falcon Global Debt Payoff. On June 10, 2021, SEACOR Marine, FGUSA, and certain subsidiaries of FGUSA, entered into the Conditional Payoff Agreement in respect of that certain (i) FGUSA Credit Facility and (ii) FGUSA Obligation Guaranty. As of June 10, 2021, there was $117.3 million of principal outstanding under the FGUSA Credit Facility.

Under the terms of the Conditional Payoff Agreement, the $117.3 million of principal outstanding was deemed satisfied in full following the payment to the lenders of a total of $50.0 million comprised of (i) $25.0 million paid the Company at the signing of the Conditional Payoff Agreement, (ii) $22.5 million of hull and machinery insurance proceeds on June 18, 2021 and (iii) $2.5 million paid by the Company on June 24,

2021 (such amount subsequently reimbursed to the Company on June 29, 2021 from hull and machinery insurance proceeds). All payments required for the extinguishment of the debt pursuant to the Conditional Payoff Agreement were completed during the second quarter of 2021. Following the final payment on June 24, 2021, the FGUSA Credit Facility terminated, and the mortgages and security arrangements were released with respect to the nine liftboats securing the obligations under the FGUSA Credit Facility.

As of June 30, 2021, the Company recognized a gain on the transactions contemplated by the Conditional Payoff Agreement of approximately $62.0 million.

SEACOR Power. On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel. The accident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and is coordinating with the U.S. Coast Guard in connection with the removal of the vessel, including the safe removal of fuel and oil, from the water. The Company expects salvage costs to be covered by insurance proceeds.

The capsizing of the SEACOR Power has garnered significant attention from the media as well as local, state and federal stakeholders. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the accident and the Company is fully cooperating with the investigation in all respects and continues to gather information about the incident. It is expected that the joint NTSB and U.S. Coast Guard investigation will take a significant period of time to complete, possibly as long as two years or longer. Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint (“Limitation Action”), which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the accident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business. See Part II. Item 1A. “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q for further description.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the six and three months (“Current Year Quarter” and “Current Year Six Months”) ended June 30, 2021 compared with the six and three months (“Prior Year Quarter” and “Prior Year Six Months”) ended June 30, 2020. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Time Charter Statistics:
Average Rates Per Day	$12,007		$10,746		$11,687		$10,817
Fleet Utilization	67%		57%		61%		57%
Fleet Available Days	5,177		5,258		10,682		10,619
Operating Revenues:
Time charter	$41,474	97%	$32,389	96%	$75,764	96%	$65,938	95%
Bareboat charter	434	1%	723	2%	1,163	1%	1,447	2%
Other marine services	891	2%	813	2%	2,384	3%	2,207	3%
	42,799	100%	33,925	100%	79,311	100%	69,592	100%
Costs and Expenses:
Operating:
Personnel	14,353	34%	10,704	32%	27,771	35%	21,890	31%
Repairs and maintenance	6,959	16%	3,612	11%	10,799	14%	7,452	11%
Drydocking	2,792	7%	566	2%	5,009	6%	1,931	3%
Insurance and loss reserves	2,661	6%	1,489	4%	4,619	6%	2,329	3%
Fuel, lubes and supplies	2,893	7%	2,075	6%	5,095	6%	3,916	6%
Other	2,957	7%	1,682	5%	5,629	7%	3,346	5%
	32,615	76%	20,128	59%	58,922	74%	40,864	59%
Lease expense - operating	1,234	3%	1,202	4%	2,312	4%	4,527	7%
Administrative and general	9,152	21%	13,241	39%	17,763	22%	22,634	33%
Depreciation and amortization	14,093	33%	13,725	40%	28,891	36%	27,087	39%
	57,094	133%	48,296	142%	107,888	137%	95,112	137%
Gain (Loss) on Asset Dispositions and Impairments, Net	22,653	53%	(3,453)	(10)%	20,380	26%	(16,025)	(23)%
Operating Income (Loss)	8,358	20%	(17,824)	(53)%	(8,197)	(10)%	(41,545)	(60)%
Other Income (Expense), Net	54,191	127%	(5,932)	(17)%	47,041	59%	(6,836)	(10)%
Loss from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	62,549	146%	(23,756)	(70)%	38,844	49%	(48,381)	(70)%
Income Tax Expense (Benefit)	15,915	37%	(15,007)	(44)%	13,227	17%	(21,669)	(31)%
Income (Loss) from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	46,634	109%	(8,749)	(26)%	25,617	32%	(26,712)	(38)%
Equity in Gains of 50% or Less Owned Companies	2,167	5%	2,081	6%	6,270	8%	2,106	3%
Income (Loss) from Continuing Operations	48,801	114%	(6,668)	(20)%	31,887	40%	(24,606)	(35)%
Income from discontinued operations, Net of Tax	—	(—)%	602	2%	22,925	29%	(1,452)	(2)%
Net Income (Loss)	48,801	114%	(6,066)	(18)%	54,812	69%	(26,058)	(37)%
Net Gain (Loss) attributable to Noncontrolling Interests in Subsidiaries	1	0%	7	0%	1	0%	(4,040)	(6)%
Net Income (Loss) attributable to SEACOR Marine Holdings Inc.	$48,800	114%	$(6,073)	(18)%	$54,811	69%	$(22,018)	(32)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico) (2)	Africa and Europe, Continuing Operations (1)	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2021
Time Charter Statistics:
Average Rates Per Day	$17,058	$11,231	$9,292	$17,034	12,007
Fleet Utilization	18%	75%	81%	86%	67%
Fleet Available Days	1,112	1,365	1,820	880	5,177
Operating Revenues:
Time charter	$3,419	$11,437	$13,752	$12,866	$41,474
Bareboat charter	434	—	—	—	434
Other marine services	727	(224)	31	357	891
	4,580	11,213	13,783	13,223	42,799
Direct Costs and Expenses:
Operating:
Personnel	1,528	4,253	5,378	3,194	14,353
Repairs and maintenance	389	2,195	2,806	1,569	6,959
Drydocking	777	374	1,185	456	2,792
Insurance and loss reserves	923	352	461	925	2,661
Fuel, lubes and supplies	245	887	1,081	680	2,893
Other	224	2,072	43	618	2,957
	4,086	10,133	10,954	7,442	32,615
Direct Vessel Profit	$494	$1,080	$2,829	$5,781	10,184
Other Costs and Expenses:
Lease expense	$703	$270	$35	$226	1,234
Administrative and general					9,152
Depreciation and amortization	3,287	3,305	4,663	2,838	14,093
					24,479
Loss on Asset Dispositions and Impairments					22,653
Operating Loss					$8,358

(1)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa segment. As a result, for purposes of segment reporting European operations are now analyzed with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

(2)	As of June 30, 2021, the Company removed from service four vessels (four liftboats) in this region. Regional statistics reflect the removed from service status of these vessels.

	United States (primarily Gulf of Mexico) (3)	Africa and Europe, Continuing Operations(2)	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2021
Time Charter Statistics:
Average Rates Per Day	$16,692	$11,291	$9,300	$15,970	11,687
Fleet Utilization	11%	71%	77%	85%	61%
Fleet Available Days	2,630	2,721	3,672	1,659	10,682
Operating Revenues:
Time charter	$4,908	$21,939	$26,327	$22,590	$75,764
Bareboat charter	1,163	—	—	—	1,163
Other marine services	1,273	(493)	391	1,213	2,384
	7,344	21,446	26,718	23,803	79,311
Direct Costs and Expenses:
Operating:
Personnel	3,272	7,473	10,586	6,440	27,771
Repairs and maintenance	1,043	3,386	3,709	2,661	10,799
Drydocking	1,652	678	2,251	428	5,009
Insurance and loss reserves	1,450	785	1,163	1,221	4,619
Fuel, lubes and supplies	444	1,459	1,640	1,552	5,095
Other	301	2,651	1,187	1,490	5,629
	8,162	16,432	20,536	13,792	58,922
Direct Vessel Profit, from Continuing Operations	$(818)	$5,014	$6,182	$10,011	20,389
Other Costs and Expenses:
Lease expense	$1,367	$626	$57	$262	2,312
Administrative and general					17,763
Depreciation and amortization	7,451	6,612	9,373	5,455	28,891
					48,966
Loss on Asset Dispositions and Impairments					20,380
Operating Loss, for Continuing Operations					$(8,197)
As of June 30, 2021
Property and Equipment:
Historical cost	$175,606	$240,032	$374,979	$181,650	$972,267
Accumulated depreciation	(105,923)	(71,560)	(81,338)	(30,061)	(288,882)
	$69,683	$168,472	$293,641	$151,589	$683,385
Total Assets (1)	$110,095	$185,862	$295,430	$222,830	$814,217

(1)	Total assets by region does not include corporate assets of $105.0 million as of June 30, 2021.
(2)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa segment. As a result, for purposes of segment reporting European operations are now analyzed with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

(3)	As of June 30, 2021, the Company removed from service four vessels (four liftboats) in this region. Regional statistics reflect the removed from service status of these vessels.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (1)	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2020
Time Charter Statistics:
Average Rates Per Day	$15,574	$10,918	$10,245	$10,752	$10,746
Fleet Utilization	5%	86%	82%	97%	57%
Fleet Available Days	1,842	1,395	1,613	408	5,258
Operating Revenues:
Time charter	$1,478	$13,055	$13,605	$4,251	$32,389
Bareboat charter	723	—	—	—	723
Other	513	(382)	514	168	813
	2,714	12,673	14,119	4,419	33,925
Direct Costs and Expenses:
Operating:
Personnel	2,284	3,248	3,795	1,377	10,704
Repairs and maintenance	314	1,463	1,580	255	3,612
Drydocking	110	256	200	—	566
Insurance and loss reserves	354	600	430	105	1,489
Fuel, lubes and supplies	189	799	955	132	2,075
Other	93	647	819	123	1,682
	3,344	7,013	7,779	1,992	20,128
Direct Vessel Profit, from Continuing Operations	$(630)	$5,660	$6,340	$2,427	13,797
Other Costs and Expenses:
Lease expense	$741	$420	$32	$9	1,202
Administrative and general					13,241
Depreciation and amortization	5,254	3,600	3,921	950	13,725
					28,168
Loss on Asset Dispositions and Impairments					(3,453)
Operating Loss, for Continuing Operations					$(17,824)

(1)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa segment. As a result, for purposes of segment reporting European operations are now analyzed with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations(2)	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2020
Time Charter Statistics:
Average Rates Per Day	$19,294	$10,886	$9,952	$10,105	$10,817
Fleet Utilization	8%	88%	78%	95%	57%
Fleet Available Days	3,706	2,832	3,283	797	10,619
Operating Revenues:
Time charter	$5,853	$27,066	$25,372	$7,647	$65,938
Bareboat charter	1,447	—	—	—	1,447
Other	1,155	(199)	934	317	2,207
	8,455	26,867	26,306	7,964	69,592
Direct Costs and Expenses:
Operating:
Personnel	5,212	6,480	7,606	2,592	21,890
Repairs and maintenance	931	3,048	2,826	647	7,452
Drydocking	1,167	264	614	(114)	1,931
Insurance and loss reserves	489	897	769	174	2,329
Fuel, lubes and supplies	713	1,316	1,620	267	3,916
Other	172	1,244	1,502	428	3,346
	8,684	13,249	14,937	3,994	40,864
Direct Vessel Profit, from Continuing Operations	$(229)	$13,618	$11,369	$3,970	$28,728
Other Costs and Expenses:
Lease expense	$2,879	$1,553	$77	$18	$4,527
Administrative and general					22,634
Depreciation and amortization	10,612	6,915	7,711	1,849	27,087
					54,248
Loss on Asset Dispositions and Impairments					(16,025)
Operating Loss, for Continuing Operations					$(41,545)
As of June 30, 2020
Property and Equipment:
Historical cost	257,148	259,881	348,610	122,102	987,741
Accumulated depreciation	(128,016)	(60,059)	(70,669)	(12,353)	(271,097)
	$129,132	$199,822	$277,941	$109,749	$716,644
Total Assets(1)	$172,575	$233,447	$305,822	$186,486	$898,330

(1)	Total assets by region does not include corporate assets of $109.2 million, and $44.6 million of discontinued operations as of June 30, 2020.
(2)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa segment. As a result, for purposes of segment reporting European operations are now analyzed with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats (1)	Other activity	Total
For the Three Months Ended June 30, 2021
Time Charter Statistics:
Average Rates Per Day	$11,268	$7,962	$11,921	$1,571	$25,334	$—	$12,007
Fleet Utilization	59%	71%	80%	92%	46%	—%	67%
Fleet Available Days	546	2,100	1,274	91	1,167	—	5,177
Operating Revenues:
Time charter	$3,640	$11,827	$12,179	$131	$13,697	$—	$41,474
Bareboat charter	—	434	—	—	—	—	434
Other marine services	(157)	(249)	117	23	688	469	891
	3,483	12,012	12,296	154	14,385	469	42,799
Direct Costs and Expenses:
Operating:
Personnel	1,513	4,802	4,044	99	3,916	(21)	14,353
Repairs and maintenance	471	3,618	2,039	104	716	11	6,959
Drydocking	1,322	1,178	180	—	112	—	2,792
Insurance and loss reserves	99	507	436	5	1,752	(138)	2,661
Fuel, lubes and supplies	344	1,154	1,034	5	353	3	2,893
Other	444	1,640	884	33	(58)	14	2,957
	4,193	12,899	8,617	246	6,791	(131)	32,615
Direct Vessel Profit (Loss)	$(710)	$(887)	$3,679	$(92)	$7,594	$600	$10,184
Other Costs and Expenses:
Lease expense	$362	$352	$—	$—	$205	$315	$1,234
Administrative and general							9,152
Depreciation and amortization	495	4,931	2,936	—	5,171	560	14,093
							24,479
Loss on Asset Dispositions and Impairments							22,653
Operating Loss							$8,358

(1)	As of June 30, 2021, the Company removed from service four vessels (four liftboats) in this class. Liftboats statistics reflect the removed from service status of these vessels.

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats (1)	Other activity	Total
For the Six Months Ended June 30, 2021
Time Charter Statistics:
Average Rates Per Day	$9,429	$7,927	$12,006	$1,736	$25,950	$—	$11,687
Fleet Utilization	63%	66%	72%	96%	37%	—%	61%
Fleet Available Days	1,086	4,306	2,593	181	2,517	—	10,682
Operating Revenues:
Time charter	$6,441	$22,484	$22,261	$301	$24,277	$—	$75,764
Bareboat charter	—	1,163	—	—	—	—	1,163
Other marine services	(287)	(467)	463	35	1,485	1,155	2,384
	6,154	23,180	22,724	336	25,762	1,155	79,311
Direct Costs and Expenses:
Operating:
Personnel	2,497	8,843	8,202	188	7,722	319	27,771
Repairs and maintenance	712	5,153	3,174	112	1,610	38	10,799
Drydocking	1,376	2,356	290	—	987	—	5,009
Insurance and loss reserves	293	973	910	9	2,471	(37)	4,619
Fuel, lubes and supplies	483	1,880	2,037	13	673	9	5,095
Other	714	2,781	1,764	59	619	(308)	5,629
	6,075	21,986	16,377	381	14,082	21	58,922
Direct Vessel Profit (Loss)	$79	$1,194	$6,347	$(45)	$11,680	$1,134	$20,389
Other Costs and Expenses:
Lease expense	$762	$704	$—	$—	$217	$629	$2,312
Administrative and general							17,763
Depreciation and amortization	989	10,027	5,913	—	10,830	1,132	28,891
							48,966
Loss on Asset Dispositions and Impairments							20,380
Operating Loss							$(8,197)
As of June 30, 2021
Property and Equipment:
Historical cost	$50,189	$363,021	$229,218	$3,163	$303,278	$23,398	$972,267
Accumulated depreciation	(32,768)	(107,298)	(14,352)	(3,138)	(111,673)	(19,653)	(288,882)
	$17,421	$255,723	$214,866	$25	$191,605	$3,745	$683,385

(1)	As of June 30, 2021, the Company removed from service four vessels (four liftboats) in this class. Liftboats statistics reflect the removed from service status of these vessels.

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Other activity	Total
For the Three Months Ended June 30, 2020
Time Charter Statistics:
Average Rates Per Day	$8,383	$8,590	$8,477	$2,025	$24,894	$—	$10,746
Fleet Utilization	43%	72%	83%	50%	30%	—%	57%
Fleet Available Days	667	2,426	527	182	1,456	—	5,258
Operating Revenues:
Time charter	$2,413	$15,078	$3,713	$184	$11,001	$—	$32,389
Bareboat charter	—	723	—	—	—	—	723
Other marine services	(137)	(372)	(53)	13	306	1,056	813
	2,276	15,429	3,660	197	11,307	1,056	33,925
Direct Costs and Expenses:
Operating:
Personnel	853	4,166	1,591	47	3,545	502	10,704
Repairs and maintenance	679	1,922	375	101	407	128	3,612
Drydocking	(19)	274	197	3	111	—	566
Insurance and loss reserves	159	304	106	16	893	11	1,489
Fuel, lubes and supplies	168	1,180	219	8	343	157	2,075
Other	341	1,203	246	90	219	(417)	1,682
	2,181	9,049	2,734	265	5,518	381	20,128
Direct Vessel Profit (Loss), from Continuing Operations	$95	$6,380	$926	$(68)	$5,789	$675	13,797
Other Costs and Expenses:
Lease expense	$518	$352	$—	$67	$44	$221	1,202
Administrative and general							13,241
Depreciation and amortization	500	5,405	1,000	176	6,081	563	13,725
							28,168
Loss on Asset Dispositions and Impairments							(3,453)
Operating Loss, for Continuing Operations							$(17,824)

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Other activity	Total
For the Six Months Ended June 30, 2020
Time Charter Statistics:
Average Rates Per Day	$8,201	$8,528	$7,985	$2,003	$26,213	$—	$10,817
Fleet Utilization	41%	74%	81%	43%	31%	—%	57%
Fleet Available Days	1,376	4,947	960	424	2,912	—	10,619
Operating Revenues:
Time charter	$4,638	$31,362	$6,233	$365	$23,340	$—	$65,938
Bareboat charter	—	1,447	—	—	—	—	1,447
Other marine services	422	(727)	(122)	(7)	556	2,085	2,207
	5,060	32,082	6,111	358	23,896	2,085	69,592
Direct Costs and Expenses:
Operating:
Personnel	1,745	8,825	2,797	132	7,642	749	21,890
Repairs and maintenance	1,087	4,200	723	204	1,057	181	7,452
Drydocking	3	310	197	3	1,418	—	1,931
Insurance and loss reserves	204	636	173	36	1,572	(292)	2,329
Fuel, lubes and supplies	384	2,084	338	34	833	243	3,916
Other	600	2,203	643	202	366	(668)	3,346
	4,023	18,258	4,871	611	12,888	213	40,864
Direct Vessel Profit (Loss), from Continuing Operations	$1,037	$13,824	$1,240	$(253)	$11,008	$1,872	28,728
Other Costs and Expenses:
Lease expense	$1,734	$704	$—	$67	$1,541	$481	4,527
Administrative and general							22,634
Depreciation and amortization	1,061	10,523	1,787	382	12,209	1,125	27,087
							54,248
Loss on Asset Dispositions and Impairments							(16,025)
Operating Loss, for Continuing Operations							$(41,545)
As of June 30, 2020
Property and Equipment:
Historical cost	$50,189	$378,354	$200,534	$9,122	$325,208	$24,334	$987,741
Accumulated depreciation	(30,790)	(97,350)	(10,258)	(6,681)	(107,463)	(18,555)	(271,097)
	$19,399	$281,004	$190,276	$2,441	$217,745	$5,779	$716,644

Fleet Counts. The Company’s fleet count as of June 30, 2021 and December 31, 2020 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
June 30, 2021
AHTS	4	—	2	—	6
FSV	23	5	1	1	30
Supply	14	21	—	—	35
Specialty (1)	1	—	—	—	1
Liftboats (2)	9	—	1	—	10
	51	26	4	1	82
December 31, 2020
AHTS	4	—	2	—	6
FSV	26	5	1	1	33
Supply	15	27	—	1	43
Specialty	—	3	—	—	3
Liftboats	14	—	1	—	15
Crew Transfer - Discontinued Operations	40	5	—	—	45
Crew Transfer - Continuing Operations (1)	1	—	—	—	1
	100	40	4	2	146

(1)	One owned vessel classified as a Crew Transfer Continuing Operations as of December 31, 2020 was reclassified as a Specialty Vessel as of January 12, 2021.
(2)	As of June 30, 2021, the Company removed from service four vessels (four liftboats) in this class. Removed from service vessels are not counted in active fleet count.

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and six months ended June 30, 2021 and 2020 the Company’s time charter statistics and direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$37,500		$—		$37,500		$—
FSV	—		7,365		—		7,394
Supply	—		—		—		7,380
Liftboats	13,209		17,365		14,290		26,280
Overall	17,058		15,574		16,692		19,294
Utilization:
AHTS		17%		—%		9%		—%
FSV		—%		4%		—%		14%
Supply		—%		—%		—%		10%
Liftboats (1)		23%		7%		15%		9%
Overall		18%		5%		11%		8%
Available Days:
AHTS	182		273		362		546
FSV	189		386		505		750
Supply	—		—		—		44
Specialty	—		91		—		182
Liftboats (1)	742		1,092		1,763		2,184
Overall	1,112		1,842		2,630		3,706
Operating revenues:
Time charter	$3,419	75%	$1,478	54%	$4,908	67%	$5,853	69%
Bareboat charter	434	9%	723	27%	1,163	16%	1,447	17%
Other marine services	727	16%	513	19%	1,273	17%	1,155	14%
	4,580	100%	2,714	100%	7,344	100%	8,455	100%
Direct operating expenses:
Personnel	1,528	33%	2,284	84%	3,272	45%	5,212	61%
Repairs and maintenance	389	8%	314	12%	1,043	14%	931	11%
Drydocking	777	17%	110	4%	1,652	22%	1,167	14%
Insurance and loss reserves	923	20%	354	13%	1,450	20%	489	6%
Fuel, lubes and supplies	245	5%	189	7%	444	6%	713	8%
Other	224	5%	93	3%	301	4%	172	2%
	4,086	89%	3,344	123%	8,162	111%	8,684	102%
Direct Vessel Profit	$494	11%	$(630)	(23)%	$(818)	(11)%	$(229)	(2)%

(1)	As of June 30, 2021 the Company removed from service four vessels (four liftboats) in this class. Liftboat Utilization and Available Days reflects the removed from service status of these vessels.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.4 million higher due to higher utilization of the core fleet. Charter revenues were $0.5 million lower due to the repositioning of vessels between geographic regions and $0.2 million lower due to net fleet dispositions. As of June 30, 2021, the Company had five of ten owned and leased-in vessels (one AHTS vessel, one FSV, and three liftboats) cold-stacked in this region compared with 16 of 22 vessels as of June 30, 2020. As of June 30, 2021, the Company removed from service four vessels (four liftboats) in this region compared to none in Prior Year Quarter.

Direct Operating Expenses. Direct operating expenses were $0.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.2 million higher for the core fleet, primarily due to reactivation of vessels from cold-stacked status, $0.3 million lower due to net fleet dispositions, and $0.2 million lower due to the repositioning of vessels between geographic regions.

Current Six Months compared with Prior Six Months

Operating Revenues. Charter revenues were $0.9 million lower in the Current Six Months. Charter revenues were $3.6 million lower due to the repositioning of vessels between geographic regions and $2.4 million higher due to higher utilization of the core fleet.

Direct Operating Expenses. Direct operating expenses were $0.5 million lower in the Current Six Months compared with the Prior Six Months. Direct operating expenses were $0.9 million lower due net fleet dispositions and $0.8 million lower due to the repositioning of vessels between geographic regions. Direct operating expenses for the core fleet were $1.2 million higher which was primarily due to reactivation of vessels from cold-stacked status.

Africa and Europe, continuing operations. For the three and six months ended June 30, 2021 and 2020 the Company’s time charter statistics and direct vessel profit in Africa and Europe was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$8,648		$8,513		$8,528		$8,382
FSV	8,852		9,221		8,924		9,399
Supply	10,685		8,661		10,685		8,929
Liftboats	34,535		34,192		34,766		33,115
Overall	11,231		10,918		11,291		10,886
Utilization:
AHTS		98%		90%		99%		81%
FSV		71%		82%		70%		88%
Supply		42%		98%		21%		99%
Liftboats		100%		100%		100%		100%
Overall		75%		86%		71%		88%
Available Days:
AHTS	273		303		543		648
FSV	819		910		1,635		1,820
Supply	182		91		362		182
Liftboats	91		91		181		182
Overall	1,365		1,395		2,721		2,832
Operating revenues:
Time charter	$11,437	102%	$13,055	103%	$21,939	102%	$27,066	101%
Other marine services	(224)	(2%)	(382)	(3%)	(493)	(2%)	(199)	-1%
	11,213	100%	12,673	100%	21,446	100%	26,867	100%
Direct operating expenses:
Personnel	4,253	38%	3,248	26%	7,473	35%	6,480	24%
Repairs and maintenance	2,195	20%	1,463	12%	3,386	16%	3,048	11%
Drydocking	374	3%	256	2%	678	3%	264	1%
Insurance and loss reserves	352	3%	600	5%	785	4%	897	3%
Fuel, lubes and supplies	887	8%	799	6%	1,459	7%	1,316	5%
Other	2,072	18%	647	5%	2,651	12%	1,244	5%
	10,133	90%	7,013	55%	16,432	76%	13,249	49%
Direct Vessel Profit	$1,080	10%	$5,660	45%	$5,014	24%	$13,618	51%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Charter revenues were $1.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.5 million lower due to the effect of cold-stacking vessels and $0.5 million lower due to the repositioning of vessels between geographic regions. Charter revenues were $0.4 million higher due to net fleet additions. As of June 30, 2021, the Company had one of 13 owned and leased-in vessels (one FSV) cold-stacked in this region.

Direct Operating Expenses.  Direct operating expenses were $3.1 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to an increase in the company’s share of local Angolan expenses, and due to net fleet additions.

Current Six Months compared with Prior Six Months

Operating Revenues. Charter revenues were $5.1 million lower in the Current Six Months compared with the Prior Six Months. Charter revenues were $4.2 million lower due to the effect of cold-stacking vessels, and $1.5 million lower due to the repositioning of vessels between geographic regions. Charter revenues were $0.5 million higher for the core fleet and $0.1 million higher due to net fleet additions.

Direct Operating Expenses. Direct operating expenses were $3.2 million higher in the Current Six Months compared with the Prior Six Months, primarily due to an increase in the company’s share of local Angolan expenses, and due to net fleet additions.

Middle East and Asia. For the three and six months ended June 30, 2021 and 2020 the Company’s time charter statistics and direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,619		$6,001		$5,834		$5,765
FSV	7,354		8,329		7,188		8,070
Supply	7,694		6,711		7,881		6,698
Liftboats	25,213		27,960		25,213		28,021
Specialty	1,571		2,025		1,736		2,003
Overall	9,292		10,245		9,300		9,952
Utilization:
AHTS		25%		16%		62%		22%
FSV		86%		86%		77%		79%
Supply		75%		75%		70%		82%
Liftboats		100%		100%		100%		92%
Specialty		92%		100%		96%		75%
Overall		81%		82%		77%		78%
Available Days:
AHTS	91		91		181		182
FSV	910		904		1,804		1,877
Supply	546		346		1,145		618
Liftboats	182		182		362		364
Specialty	91		90		181		242
Overall	1,820		1,613		3,672		3,283
Operating revenues:
Time charter	$13,752	100%	$13,605	96%	$26,327	99%	$25,372	96%
Other marine services	31	0%	514	3%	391	1%	934	4%
	13,783	100%	14,119	100%	26,718	100%	26,306	100%
Direct operating expenses:
Personnel	5,378	39%	3,795	27%	10,586	40%	7,606	29%
Repairs and maintenance	2,806	20%	1,580	11%	3,709	14%	2,826	11%
Drydocking	1,185	9%	200	1%	2,251	8%	614	2%
Insurance and loss reserves	461	3%	430	3%	1,163	4%	769	3%
Fuel, lubes and supplies	1,081	8%	955	7%	1,640	6%	1,620	6%
Other	43	0%	819	6%	1,187	4%	1,502	6%
	10,954	79%	7,779	55%	20,536	77%	14,937	57%
Direct Vessel Profit	$2,829	21%	$6,340	45%	$6,182	23%	$11,369	43%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.3 million higher due to net fleet additions and $0.7 million higher due to the repositioning of vessels between geographic regions. Charter revenues were $1.9 million lower for the core fleet primarily due to lower utilization. As of June 30, 2021, the Company had two of 20 owned and leased-in vessels (one FSV and one Supply) cold-stacked in this region compared with one of 19 vessels as of June 30, 2020.

Direct Operating Expenses. Direct operating expenses were $3.2 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.8 million higher for the core fleet, primarily due to the timing of drydockings, $1.0 million higher due to net fleet additions, and $0.4 million higher due to the repositioning of vessels between geographic regions.

Current Six Months compared with Prior Six Months

Operating Revenues. Charter revenues were $1.0 million higher in the Current Six Months compared with the Prior Six Months. Charter revenues were $2.4 million higher due to net fleet additions and $0.7 million higher due to the repositioning of vessels between geographic regions. Charter revenues were $2.1 million lower due to lower utilization of the core fleet.

Direct Operating Expenses. Direct operating expenses were $5.6 million higher in the Current Six Months compared with the Prior Six Months. Direct operating expenses were $2.9 million higher for the core fleet, primarily due to the timing of dry dockings and certain repair expenditures, $2.2 million higher due to net fleet additions and $0.5 million higher due to the repositioning of vessels between geographic regions.

Latin America (Brazil, Mexico, Central and South America). For the three and six months ended June 30, 2021 and 2020 the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
FSV	$7,603		$7,460		7,587		7,318
Supply	15,334		13,473		15,455		13,473
Liftboats	37,756		15,913		38,817		15,913
Overall	17,034		10,752		15,970		10,105
Utilization:
FSV		67%		96%		83%		97%
Supply		98%		97%		90%		—%
Liftboats		65%		100%		63%		100%
Overall		86%		97%		85%		95%
Available Days:
FSV	182		226		362		499
Supply	546		91		1,086		116
Liftboats	152		91		211		182
Overall	880		408		1,659		797
Operating revenues:
Time charter	$12,866	97%	$4,251	96%	$22,590	95%	$7,647	96%
Other marine services	357	3%	168	4%	1,213	5%	317	4%
	13,223	100%	4,419	100%	23,803	100%	7,964	100%
Direct operating expenses:
Personnel	3,194	24%	1,377	31%	6,440	27%	2,592	33%
Repairs and maintenance	1,569	12%	255	6%	2,661	11%	647	8%
Drydocking	456	3%	—	0%	428	2%	(114)	-1%
Insurance and loss reserves	925	7%	105	2%	1,221	5%	174	2%
Fuel, lubes and supplies	680	5%	132	3%	1,552	7%	267	3%
Other	618	5%	123	3%	1,490	6%	428	5%
	7,442	56%	1,992	45%	13,792	58%	3,994	50%
Direct Vessel Profit	$5,781	44%	$2,427	55%	$10,011	42%	$3,970	50%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $8.6 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $9.3 million higher due to net fleet additions. Charter revenues were $0.4 million lower for the core fleet, primarily due to the timing of major repairs and drydockings, and $0.3 million lower due to the repositioning of vessels between geographic regions.

Direct Operating Expenses. Direct operating expenses were $5.5 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to net fleet additions.

Current Six Months compared with Prior Six Months

Operating Revenues. Charter revenues were $14.9 million higher in the Current Six Months compared with the Prior Six Months. Charter revenues were $17.7 million higher due to net fleet additions. Charter revenues were $2.4 million lower due to the repositioning of vessels between geographic regions, and $0.4 million lower for the core fleet, primarily due to the timing of major repairs and drydocking.

Direct Operating Expenses. Direct operating expenses were $9.8 million higher in the Current Six Months compared with the Prior Six Months, primarily due to net fleet additions

Other Operating Expenses

Leased Expense. Leased-in equipment expenses for the Current Year Quarter and Current Six Months was less than $0.1 million higher and $2.2 million lower compared with the Prior Year Quarter and Prior Six Months, respectively, primarily due to the impairment of one leased-in vessel and two leased-in vessels having been returned to the lessor in 2020 subsequent to June 30, 2020.

Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Six Months were $4.1 million and $4.9 million lower compared to the Prior Year Quarter and Prior Six Months, respectively, primarily due to a $3.0 million transaction fee paid in the Prior Year Quarter to SEACOR Holdings under the Tax Refund Agreement.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Six Months was $0.4 million and $1.8 million higher compared to the Prior Year Quarter and Prior Six Months, respectively, primarily due to net fleet additions.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one FSV and set off debt payments with hull and machinery insurance proceeds for the liftboat SEACOR Power of $25.0 million, for a total of $28.6 million in cash, resulting in gains of $23.3 million all of which was recognized currently. During the Prior Year Quarter, the Company sold two FSVs, one vessel under construction and other equipment for $15.5 million cash and losses of $0.2 million all of which was recognized currently. In addition, the Company recorded impairment charges of $3.3 million related to one specialty vessel and three liftboats.

During the Current Six Months, the Company sold one PSV vessel, three FSVs and set off debt payments with hull and machinery insurance proceeds for the liftboat SEACOR Power of $25.0 million, for a total of $30.1 million in cash, resulting in gains of $20.9 million all of which was recognized currently. During the Prior Six Months, the Company sold two AHTS vessels and one specialty vessel previously removed from service, four FSVs, one vessel under construction and other equipment for net proceeds of $18.6 million ($17.7 million in cash and $0.9 million of previously received deposits) and a gain of $0.9 million all of which was recognized currently. In addition, the Company recorded aggregate impairment charges of $12.5 million related to six liftboats (two leased in and four owned) and one specialty vessel and recognized net losses of $4.5 million ($4.8 million loss due to the disposal of one vessel under construction, offset by a $0.3 million gain due to the redelivery of one leased-in AHTS vessel).

Other Income (Expense), Net

For the periods ended June 30, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other Income (Expense):
Interest income	$135	$516	$1,121	$1,178
Interest expense	(7,310)	(6,717)	(15,328)	(14,091)
SEACOR Holdings guarantee fees	—	(9)	(7)	(25)
Gain on debt extinguishment	61,994	—	61,994	—
Derivative gains, net	30	85	385	5,199
Foreign currency (losses) gains, net	(657)	193	(1,123)	903
Other, net	(1)	—	(1)	—
	$54,191	$(5,932)	$47,041	$(6,836)

Interest income. Interest income for the Current Year Quarter compared with the Prior Year Quarter decreased primarily due to interest earned on a note receivable from the SEACOSCO joint venture which was consolidated in the Current Year Quarter, but not the Prior Year Quarter, due to the purchase of the joint venture on June 30, 2020. For the Current Six Months compared with the Prior Six Months, interest income remained flat.

Interest expense. Interest expense in the Current Year Quarter and Current Six Months compared with the Prior Year Quarter and Prior Six Months was higher primarily due to incremental interest expense related to the additional debt assumed as a result of the acquisition of the remaining equity interest in SEACOSCO and increases in interest associated with the SEACOR Alpine Shipyard Financing following delivery of one PSV. This increase was offset by a decrease due to the FGUSA Conditional Payoff and lower interest rates on floating rate debt. The Company expects interest expense to decrease in future quarters due to the repayment of the FGUSA Credit Facility.

Derivative gains, net. Net derivative gains during the Current Year Quarter compared to the Prior Year Quarter decreased due to the fair value of the Company’s conversion option liability embedded in the Company’s Convertible Senior Notes approximating zero in the Current Year Quarter. Net Derivative gains in the Current Six Months compared to the Prior Six Months was due to the fair value of the conversion option liability decreasing from $5.2 million to approximately zero in the Prior Six Months; offset by gains realized on foreign currency forwards in the Current Six Months.

Foreign currency losses, net. Foreign currency losses for the Current Year Quarter and Current Six Months compared to the Prior Year Quarter and Prior Six Months were higher due to the effect of a stronger pound sterling and euro relative to the U.S. dollar.

Income Tax Benefit

During the six months ended June 30, 2021, the Company’s effective income tax rate of 21.4% was approximately 0.4% greater than the statutory rate, primarily related to a 3.9% rate lower than the statutory rate due to the impact of foreign sourced income not subject to U.S. income taxes, offset by an increase of 4.3% due to foreign taxes not creditable against U.S. income taxes. For the six months ended June 30, 2020, the Company’s effective income tax rate of 44.9% was primarily due to taxes provided on income attributable to noncontrolling interest, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and an adjustment for the acquisition of the remaining minority membership interest in a consolidated subsidiary.

Equity in Earnings (Losses) of 50% or Less Owned Companies

Equity in earnings (losses) of 50% or less owned companies for the Current Three Months compared with the Prior Three Months were $0.1 million higher and earnings for the Current Six Months compared with the Prior Six Months were $4.2 million higher due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
MexMar	$603	$1,490	$4,622	$2,879
MEXMAR Offshore	2,562	—	2,562	—
SEACOR Arabia	(1,093)	1,679	(823)	1,800
OSV Partners	(428)	(306)	(1,029)	(779)
SEACOR Offshore Delta (f/k/a SEACOSCO)	—	(1,027)	—	(1,702)
Offshore Vessel Holdings	517	(20)	768	(333)
Other	6	265	170	241
	$2,167	$2,081	$6,270	$2,106

MEXMAR Offshore. On June 1, 2021, MEXMAR Offshore International LLC (“MEXMAR Offshore”), a joint venture 49% owned by an indirect wholly-owned subsidiary of SEACOR Marine, and 51% owned by a subsidiary of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), UP Offshore (Bahamas) Ltd. (“UP Bahamas”), a provider of offshore support vessel services to the energy industry in Brazil and a wholly owned subsidiary of MEXMAR Offshore, and certain of subsidiaries of UP Bahamas, completed the sale of eight vessels and certain Brazilian entities to Oceanpact Servicos Maritimos S.A. and its subsidiary, OceanPact Netherlands B.V., for a total purchase price of $30.15 million (the “UP Offshore Sale Transaction”). The UP Offshore Sale Transaction resulted in an equity earnings gain from 50% or less owned companies of $2.6 million.

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

As of June 30, 2021, the Company had unfunded capital commitments of $7.5 million for one PSV and miscellaneous vessel equipment, $6.6 million of which is payable during the remainder of 2021 and $0.9 million is payable during 2022. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

As of June 30, 2021, the Company had outstanding debt of $349.2 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of June 30, 2021, are as follows:

Actual
Remainder 2021	$12,925
2022	28,809
2023	234,028
2024	42,167
2025	11,365
Years subsequent to 2025	60,145
$389,439

As of June 30, 2021, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $51.3 million, of which $2.7 million was construction reserve funds held as cash. Additionally, the Company had $0.7 million available borrowing capacity under subsidiary credit facilities.

Summary of Cash Flows

The following is a summary of the Company’s cash flows (in thousands) for the six months ended the following years:

	Six Months Ended June 30,
	2021	2020
Cash flows provided by or (used in):
Operating Activities	$9,539	$(24,941)
Investing Activities	68,262	5,863
Financing Activities	(65,846)	(8,575)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(21)	(1,593)
Net Increase in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	(171)	249
Net Increase (Decrease) in Cash, Restricted Cash and Cash Equivalents	$11,763	$(28,997)

Operating Activities

Cash flows used in continuing operating activities increased by $34.5 million in the Current Six Months compared with the Prior Six Months. The components of cash flows used in continuing operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2021	2020
DVP:
United States, primarily Gulf of Mexico	$(818)	$(229)
Africa and Europe, Continuing Operations	5,014	13,618
Middle East and Asia	6,182	11,369
Latin America	10,011	3,970
Operating, leased-in equipment	(4,599)	(7,599)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(15,142)	(20,437)
SEACOR Holdings management and guarantee fees	(7)	(25)
Other, net (excluding non-cash losses)	168	—
	809	667
Changes in operating assets and liabilities before interest and income taxes	(10,876)	(19,385)
Restricted stock vested	(272)	(178)
Director share awards	435	755
Cash settlements on derivative transactions, net	(1,333)	(464)
Interest paid, excluding capitalized interest (1)	(11,745)	(8,799)
Interest received	1,121	1,178
Income taxes refunded, net	31,400	1,285
Total cash flows used in operating activities	$9,539	$(24,941)
(1)

During the Current Six Months and the Prior Six Months, capitalized interest paid and included in purchases of property and equipment for continuing operations was $0.3 million and $0.5 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Six Months, net cash provided by investing activities was $68.3 million, primarily as a result of the following:

•	capital expenditures were $3.7 million;
•	the Company sold three FSVs, one PSV and set off debt payments with hull and machinery insurance proceeds from the SEACOR Power of $25.0 million, for a total of $30.1 million;
•

the Company completed the sale of Windcat Workboats for net proceeds of $38.7 million ($42.2 million cash, less $3.5 million cash held at Windcat Workboats that was included in the assets purchased by the Windcat Buyer);

•	the Company made investments in, and advances to, its 50% or less owned companies of $0.7 million; and
•	the Company received $3.8 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes.

During the Prior Six Months, net cash provided by investing activities was $5.9 million, primarily as a result of the following:

•	capital expenditures were $15.5 million;
•

the Company sold two AHTS vessels and one specialty vessel previously retired and removed from service, four FSVs, one vessel under construction and other equipment for net proceeds of $18.6 million ($17.7 million cash and $0.9 million in previously received deposits). In addition, the Company received $0.6 million in deposits for future sales;

•	construction reserve funds account transactions included withdrawals of $12.9 million;
•

the Company completed the acquisition of SEACOR Offshore Delta LLC (formerly known as SEACOSCO Offshore LLC). The price payable for the membership interests was $28.2 million, $8.4 million of which was paid at the closing of the transaction on June 30, 2020;

•	the Company made investments in, and advances to, its 50% or less owned companies of $0.3 million.

Financing Activities

During the Current Six Months, net cash used in financing activities was $65.8 million.

•	The Company made scheduled payments on long-term debt and obligations of $65.1 million;
•	the Company made payments on debt extinguishment costs of $0.8 million.

During the Prior Six Months, net cash used in financing activities was $8.6 million.

•	The Company made scheduled payments on long-term debt and obligations of $8.6 million.

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

While the COVID-19 pandemic has reduced the demand for the Company’s products and services, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or on the Company’s ability to meet its financial maintenance covenants in its various credit facilities. The Company's primary credit facility requires the Company to maintain a minimum of $35 million of cash on hand (including restricted cash) at all times. As of June 30, 2021, the Company's cash balances used to test compliance with this covenant was $51.3 million, which the Company believes is sufficient to maintain compliance with this covenant for the foreseeable future. However, if the effect of the COVID-19 pandemic on the Company's business becomes more severe, for example by further reducing demand for the Company’s products and services or causing customers not to make their payments on time, the Company may be required to seek amendments to the covenant to avoid a default under the facility.

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2020 Annual Report. There has been no material change in the Company’s off-balance sheet arrangements during the six months ended June 30, 2021.

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

Contingencies

As of June 30, 2021, SEACOR Holdings has guaranteed $2.8 million on behalf of the Company for performance obligations under sale-leaseback arrangements. Pursuant to the terms of the Tax Refund Agreement with SEACOR Holdings, as of June 30, 2021 $2.8 million remained in an account to be used solely to satisfy such obligations guaranteed by SEACOR Holdings.

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

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2020 Annual Report. There has been no material change in the Company’s exposure to market risk during the six months ended June 30, 2021.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2021. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel. The accident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and is coordinating with the U.S. Coast Guard in connection with the removal of the vessel, including the safe removal of fuel and oil, from the water, which the Company expects to take a number of months and to be costly. The Company expects salvage costs to be covered by insurance proceeds. Although the Company does not expect the incident to result in a significant impact on the environment, if there is environmental damage the Company may be responsible for any required clean-up activities and could be subject to related fines and other penalties.

The capsizing of the SEACOR Power has garnered significant attention from the media as well as local, state and federal stakeholders. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the accident and the Company is fully cooperating with the investigation in all respects and continues to gather information about the incident. It is expected that the joint NTSB and U.S. Coast Guard investigation will take a significant period of time to complete, possibly as long as two years or longer. It is also possible that other state and federal legislatures and/or agencies or other regulators will initiate investigations of the incident. Depending on the outcome of these investigations, the Company may be subject to fines and other penalties including being restricted or prohibited from operating vessels in the Gulf of Mexico for a period of time. In addition, adverse findings in any investigation could harm the Company’s reputation and, in turn, the Company’s competitiveness, or impact the Company’s ability to market and operate liftboats.

Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation Action, which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. The claimants have asserted, among other things, that the Company and/or the third parties failed to properly to assess weather conditions, failed to provide adequate equipment for the job, failed to maintain the vessel or perform adequate safety meetings, among other claims and allegations. Potential claimants have until September 1, 2021 to file an additional claim in the Limitation Action. The Company cannot predict the outcome of any such legal proceedings but if it is found liable, any related losses could be significant. Furthermore, the costs incurred in litigation can be substantial, regardless of the outcome.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
April 1, 2021 to April 30, 2021	—	—	—	—
May 1, 2021 to May 31, 2021	2,521	3.92	—	—
June 1, 2021 to June 30, 2021	—	—	—	—

For the three months ended June 30, 2021, the Company acquired for treasury 2,521 shares of Common Stock for an aggregate purchase price of $9,882 from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan or 2020 Equity Incentive Plan, as applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*

Second Amendment and Conditional Payoff Agreement, dated June 10, 2021, by and among Falcon Global USA LLC, the other loan parties, SEACOR Marine Holdings Inc., JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Period Filing on Form 8-K filed with the Commission on June 11, 2021 (File No. 001-37966)).

10.2

Conditional Payoff Guaranty, dated June 10, 2021, by and between SEACOR Marine Holdings Inc., as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Period Filing on Form 8-K filed with the Commission on June 11, 2021 (File No. 001-37966)).

10.3+	Form of Director Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished to the SEC upon request.
+	Management contract or compensatory plan or arrangement.
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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	August 4, 2021	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

DATE:	August 4, 2021	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
DATE:	August 4, 2021	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)