Form 10-Q
period 2021-09-30
SEACOR Marine Holdings Inc.
filed 2021-11-04
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021               or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of October 29, 2021 was 24,375,642. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$42,194	$32,666
Restricted cash	4,160	3,352
Receivables:
Trade, net of allowance for credit loss accounts of $724 and $582 in 2021 and 2020, respectively	50,343	45,325
Other	13,750	10,924
Receivable from SEACOR Holdings	—	18,832
Tax Receivable	101	13,556
Inventories	476	576
Prepaid expenses and other	3,851	3,230
Assets held for sale	—	50,235
Total current assets	114,875	178,696
Property and Equipment:
Historical cost	989,910	1,012,873
Accumulated depreciation	(303,178)	(291,538)
	686,732	721,335
Construction in progress	15,577	32,327
Net property and equipment	702,309	753,662
Right-of-Use Asset - Operating Leases	4,670	7,134
Right-of-Use Asset - Finance Leases	108	129
Investments, at Equity, and Advances to 50% or Less Owned Companies	77,426	75,308
Other Assets	2,672	2,734
Total assets	$902,060	$1,017,663
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$1,269	$7,030
Current portion of financing lease liabilities	32	36
Current portion of long-term debt:
Recourse	28,875	26,734
Non-recourse	—	5,643
Accounts payable and accrued expenses	23,578	29,967
Due to SEACOR Holdings	276	—
Accrued wages and benefits	1,531	1,744
Accrued interest	3,236	1,664
Deferred revenue and unearned revenue	2,356	4,452
Accrued capital, repair, and maintenance expenditures	1,356	11,328
Accrued insurance deductibles and premiums	3,087	2,274
Accrued professional fees	1,195	975
Derivatives	2,476	4,591
Other current liabilities	5,872	4,439
Liabilities held for sale	—	30,927
Total current liabilities	75,139	131,804
Long-Term Operating Lease Liabilities	4,000	4,345
Long-Term Financing Lease Liabilities	84	105
Long-Term Debt:
Recourse	316,185	328,690
Non-recourse	5,456	111,820
Conversion Option Liability on Convertible Senior Notes	5	2
Deferred Income Taxes	43,463	35,822
Deferred Gains and Other Liabilities	2,925	3,239
Total liabilities	447,257	615,827
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 24,503,380 and 23,504,050 shares issued in 2021 and 2020, respectively	245	235
Additional paid-in capital	455,373	451,179
Retained Earnings (Accumulated deficit)	(7,059)	(51,839)
Shares held in treasury of 127,738 and 73,284, respectively, at cost	(1,120)	(848)
Accumulated other comprehensive gain, net of tax	7,044	2,790
	454,483	401,517
Noncontrolling interests in subsidiaries	320	319
Total equity	454,803	401,836
Total liabilities and equity	$902,060	$1,017,663

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues	$43,663	$36,224	$122,974	$105,816
Costs and Expenses:
Operating	33,448	24,719	92,370	65,583
Administrative and general	9,134	8,885	26,897	31,519
Lease expense	1,109	1,200	3,421	5,727
Depreciation and amortization	14,306	14,833	43,197	41,920
	57,997	49,637	165,885	144,749
Gains (Losses) on Asset Dispositions and Impairments, Net	56	233	20,436	(15,792)
Operating (Loss)	(14,278)	(13,180)	(22,475)	(54,725)
Other Income (Expense):
Interest income	124	34	1,245	1,212
Interest expense	(6,403)	(8,312)	(21,731)	(22,403)
SEACOR Holdings guarantee fees	—	(11)	(7)	(36)
Gain on Debt Extinguishment	—	—	61,994	—
Derivative gains, net	2	5	387	5,204
Foreign currency gains (losses), net	245	(911)	(878)	(8)
Gain from return of investments in 50% or less owned companies and other, net	9,442	—	9,441	—
	3,410	(9,195)	50,451	(16,031)
(Loss) Income from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(10,868)	(22,375)	27,976	(70,756)
Income Tax (Benefit) Expense	(725)	(3,120)	12,502	(24,789)
(Loss) Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(10,143)	(19,255)	15,474	(45,967)
Equity in Earnings Gains (Losses) of 50% or Less Owned Companies	4,314	(588)	10,584	1,518
(Loss) Income from Continuing Operations	(5,829)	(19,843)	26,058	(44,449)
Income on Discontinued Operations, Net of Tax (see Note 12)	—	1,766	22,925	314
Net (Loss) Income	(5,829)	(18,077)	48,983	(44,135)
Net Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	—	4	1	(4,036)
Net (Loss) Income Attributable to SEACOR Marine Holdings Inc.	$(5,829)	$(18,081)	$48,982	$(40,099)

Net Earnings (Loss) Per Common Share from Continuing Operations:
Basic	$(0.23)	$(0.79)	$1.03	$(1.64)
Diluted	$(0.23)	$(0.79)	$1.02	$(1.64)
Net Earnings (Loss) Per Share from Discontinued Operations:
Basic	$—	$0.07	$0.90	$0.01
Diluted	$—	$0.07	$0.90	$0.01
Net Earnings (Loss) per Share:
Basic	$(0.23)	$(0.72)	$1.93	$(1.63)
Diluted	$(0.23)	$(0.72)	$1.92	$(1.63)
Weighted Average Common Stock and Warrants Outstanding:
Basic	25,515,569	24,989,977	25,419,303	24,611,666
Diluted	25,515,569	24,989,977	25,430,762	24,611,666

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (Loss) Income	$(5,829)	$(18,077)	$48,983	$(44,135)
Other Comprehensive (Loss) Income:
Foreign currency translation (losses) gains	(504)	2,068	3,818	(385)
Derivative losses on cash flow hedges	(54)	(82)	(22)	(2,028)
Reclassification of derivative losses on cash flow hedges to interest expense	415	457	1,245	964
Reclassification of derivative gains (losses) on cash flows hedges to equity in earnings of 50% or less owned companies	80	(282)	(787)	(479)
	(63)	2,161	4,254	(1,928)
Comprehensive (Loss) Income	(5,892)	(15,916)	53,237	(46,063)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	—	4	1	(4,036)
Comprehensive (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(5,892)	$(15,920)	$53,236	$(42,027)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2021
December 31, 2020	23,430,766	235	451,179	73,284	(848)	(51,839)	2,790	319	401,836
Restricted stock grants	815,550	8	—	—	—	—	—	—	8
Amortization of employee share awards	—	—	3,759	—	—	—	—	—	3,759
Restricted stock vesting	(54,454)	—	—	54,454	(272)	—	—	—	(272)
Director share awards	189,030	2	435	—	—	—	—	—	437
Forfeiture of employee share awards	(5,250)	—	—	—	—	—	—	—	—
Sale of Windcat Workboats	—	—	—	—	—	(4,202)	—	—	(4,202)
Net Income	—	—	—	—	—	48,982	—	1	48,983
Other comprehensive loss	—	—	—	—	—	—	4,254	—	4,254
September 30, 2021	24,375,642	$245	$455,373	127,738	$(1,120)	$(7,059)	$7,044	$320	$454,803

For the Three Months Ended September 30, 2021
June 30, 2021	24,380,892	245	454,079	127,738	(1,120)	(1,230)	7,107	320	459,401
Amortization of employee share awards	—	—	1,294	—	—	—	—	—	1,294
Forfeiture of employee share awards	(5,250)	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(5,829)	—	—	(5,829)
Other comprehensive loss	—	—	—	—	—	—	(63)	—	(63)
September 30, 2021	24,375,642	$245	$455,373	127,738	$(1,120)	$(7,059)	$7,044	$320	$454,803

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2020
December 31, 2019	21,881,487	219	429,318	47,187	(669)	27,076	1,548	21,432	478,924
Issuance of Common Stock	—	9	3,349	—	—	—	—	—	3,358
Forfeiture of employee share awards	(8,182)	—	—	—	—	—	—	—	—
Restricted stock grants	289,452	3	—	—	—	—	—	—	3
Amortization of employee share awards	—	—	3,210	—	—	—	—	—	3,210
Exercise of Warrants	338,320	3	—	354	(1)	—	—	—	2
Restricted stock vesting	(25,743)	—	—	25,743	(178)	—	—	—	(178)
Director share awards	59,900	1	754	—	—	—	—	—	755
Acquisition of consolidated joint venture	900,000	—	13,689	—	—	—	—	(17,046)	(3,357)
Net loss	—	—	—	—	—	(40,099)	—	(4,036)	(44,135)

Other comprehensive loss	—	—	—	—	—	—	(1,928)	—	(1,928)
September 30, 2020	23,435,234	$235	$450,320	73,284	$(848)	$(13,023)	$(380)	$350	$436,654

Three Months Ended September 30, 2020
June 30, 2020	23,096,914	$232	$449,116	72,930	$(847)	$5,058	$(2,541)	$346	$451,364
Exercise of Warrants	338,320	3	—	354	(1)	—	—	—	2
Amortization of employee share awards	—	—	1,204	—	—	—	—	—	1,204
Net (loss) income	—	—	—	—	—	(18,081)	—	4	(18,077)
Other comprehensive loss	—	—	—	—	—	—	2,161	—	2,161
September 30, 2020	23,435,234	$235	$450,320	73,284	$(848)	$(13,023)	$(380)	$350	$436,654

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Continuing Operating Activities:
Net Income (Loss)	$48,983	$(44,449)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	43,197	41,920
Deferred financing costs amortization	769	841
Stock-based compensation expense	3,922	3,787
Debt discount amortization	5,252	4,755
Bad debt recoveries	278	376
(Gain) Loss from equipment sales, retirements or impairments	(20,436)	15,792
Gain on the Sale of Windcat Workboats	(22,756)	—
Gain from return of investments in 50% or less owned companies	(9,442)	—
Gain on Debt Extinguishment	(62,749)	—
Derivative gains	(387)	(5,204)
Interest on Finance Lease	3	—
Cash settlement payments on derivative transactions, net	(1,747)	(890)
Currency losses	878	8
Deferred income taxes	7,641	2,512
Equity Earnings	(10,584)	(1,518)
Dividends received from equity investees	4,515	2,117
Changes in Operating Assets and Liabilities:
Accounts receivables	23,594	(37,833)
Other assets	1,457	5,925
Accounts payable and accrued liabilities	(7,444)	(15,536)
Net cash provided by (used in) operating activities	4,944	(27,397)
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(6,560)	(18,308)
Proceeds from disposition of property and equipment	30,137	20,674
Construction reserve funds utilized	—	9,148
Construction reserve funds transferred to short-term cash	—	3,745
Purchase of subsidiary from joint venture	—	(8,445)
Proceeds from sale of Windcat Workboats, net of transaction costs and cash sold (1)	38,715	—
Investments in and advances to 50% or less owned companies	(736)	(958)
Excess distributions from equity investees	9,442	—
Principal payments on notes due from equity investees	3,975	490
Net cash provided by investing activities	74,973	6,346
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(72,143)	(16,821)
Payments on debt extinguishment cost	(755)	(1)
Payments on finance lease	(21)	—
Proceeds from exercise of warrant options	—	2
Issuance of stock	10	—
Net cash used in financing activities	(72,909)	(16,820)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(21)	(949)
Net Increase (Decrease) in Cash, Restricted Cash and Cash Equivalents	6,987	(38,820)
Cash Flows from Discontinued Operations:
Operating Activities	(171)	6,347
Investing Activities	—	(6,882)
Financing Activities	—	941
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	(102)
Net (Decrease) Increase in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	(171)	304
Net Increase (Decrease) in Cash, Restricted Cash and Cash Equivalents	6,816	(38,516)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	39,538	87,047
Cash, Restricted Cash and Cash Equivalents, End of Period	$46,354	$48,531
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	(15,231)	(15,387)
Income taxes refunded, net	32,759	456
Noncash Investing and Financing Activities:
Increase in property, plant and equipment related to an acquisition	—	142,282
Decrease in joint venture investments related to an acquisition	—	22,222
Increase in long-term debt related to an acquisition	—	75,569
Increase in long-term debt related to asset purchases	6,500	21,252
Decrease in debt related to debt settlement	(62,749)	—
Decrease in capital expenditures in accounts payable and accrued liabilities	(10,379)	(5,444)

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

The outbreak of the novel coronavirus (“COVID-19”) has caused significant disruptions and volatility in the global economy and marketplace. There remains continuing uncertainty regarding the length and severity of the impact of COVID-19 on the economy, in general, and the energy industry, in particular, each of which has a significant effect on the outlook for the Company’s business. The decrease in oil and natural gas prices experienced at the beginning stages of the COVID-19 pandemic led to a decrease in the demand for the Company’s products and services. Although the underlying commodity prices supporting such demand have recovered substantially, the risk of continued volatility in the commodity prices remains. A prolonged period of severely depressed oil and natural gas prices compared to historic averages could have a material adverse effect on the business.

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

Recently Issued Accounting Standards

On October 29, 2020, the FASB issued ASU 2020-10, Codification Improvements: Amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure section. The guidance was effective for annual periods beginning after December 15, 2020, and interim periods within the annual periods beginning after December 15, 2022. The Company has not yet determined the impact adoption of the standard will have on the disclosures included herein.

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

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. As of September 30, 2021, the reference rates for the Company’s existing debt and interest rate swaps have not changed as a result of any such amendment. The Company will continue to monitor changes to reference rates in applicable agreements and adopt the standard as needed.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in other current liabilities in the accompanying consolidated balance sheets, for the nine months ended September 30, 2021 and nine months ended September 30, 2020 were as follows (in thousands):

	2021	2020
Balance at beginning of period	$3,307	$4,755
Revenues deferred during the period	490	6
Revenues recognized during the period	(2,627)	(2,774)
Balance at end of period	$1,170	$1,987

As of September 30, 2021, the Company had deferred revenues of $1.2 million primarily comprised of $0.7 million related to the time charter of offshore support vessels to customers from which collections were not reasonably assured, $0.3 million of prepaid charter modification and reservation fees and $0.2 million related to the demobilization of an offshore support vessel.

As of September 30, 2021, the Company recognized deferred revenues of $2.0 million of prepaid vessel management fees on completion of management contract.

Cash and Cash Equivalents. The Company considers all highly liquid investments, with an original maturity of three months or less from the date purchased, to be cash equivalents. Cash from current construction reserve funds (“CRF”) is also classified as cash and cash equivalents. There was no balance in current CRF as of September 30, 2021. For the year ended December 31, 2020, the current CRF balance was $4.2 million.

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

As of September 30, 2021, the estimated useful life (in years) of the Company’s new Offshore Support Vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. During the nine months ended September 30, 2021 and 2020 capitalized interest totaled $0.3 million and $0.7 million, respectively.

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

Market conditions caused by COVID-19, including decreased global demand for oil and gas as well as the effect the pandemic has had on SEACOR Marine’s stock price, caused a triggering event for the nine months ended September 30, 2021 and 2020 to occur requiring the Company to test its assets for impairment. For the nine months ended September 30, 2021, the Company did not record an impairment on any owned or leased-in vessels. For the nine months ended September 30, 2020, the Company recorded impairment charges of $3.9 million related to four owned liftboats, $7.4 million related to two leased-in liftboats, and $1.2 million related to one specialty vessel due to a reduced sales price for the vessel. Estimated fair values for the Company’s owned vessels were established by independent appraisers based on researched market information, replacement cost information, and other data.

For vessel classes and individual vessels with indicators of impairment as of September 30, 2021, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices and the effect COVID-19 has had on the timing of an estimated market recovery in the offshore oil and natural gas markets and upon any such recovery, the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that have indicators of impairment and are deemed not recoverable through future operations, we determine the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2021 and 2020, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the nine months ended September 30, 2021, the Company’s effective income tax rate of 24.56% was primarily due to foreign taxes not creditable against U.S. income taxes offset by the impact of foreign sourced income not subject to U.S. income taxes. For the nine months ended September 30, 2020, the Company’s effective income tax rate of 34.97% was primarily due to taxes provided on income attributable to noncontrolling interest, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and an adjustment for the acquisition of the remaining minority membership interest in a consolidated subsidiary.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Total Other Comprehensive Loss
December 31, 2020	$6,797	$(4,007)	$2,790
Other comprehensive loss	3,818	436	4,254
Balance as of September 30, 2021	$10,615	$(3,571)	$7,044

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

The Convertible Senior Notes are currently convertible into 2,907,500 shares of Common Stock (“Convertible Senior Note Shares”). For the three and nine months ended September 30, 2021, diluted earnings per share of Common Stock excluded 2,907,500 of the Convertible Senior Note Shares as the effect of their inclusion in the computation would be anti-dilutive.

For the three and nine months ended September 30, 2020, diluted earnings/loss per share of Common Stock excluded 2,907,500 of Convertible Senior Note Shares as the effect of their inclusion in the computation would be anti-dilutive. The number of Convertible Senior Note Shares excluded from the calculation of diluted earnings per share was incorrectly reported in certain prior periods as 2,183,708. This number of shares was adjusted in the period ended June 30, 2021 following revisions to the calculation.

In addition, for the nine months ended September 30, 2021, diluted earnings/loss per share of Common Stock included 11,459 shares of restricted stock, as their inclusion in the computation would be dilutive. For the three months ended September 30, 2021 and September 30, 2020 diluted earnings/loss per share of Common Stock excluded 1,131,599 and 469,964 shares of restricted stock, respectively, and for the nine months ended September 30, 2021 and September 30, 2020 diluted earnings/loss per share of Common Stock excluded 1,120,140 and 469,964 shares of restricted stock, respectively, as their inclusion in the computation would be anti-dilutive.

For the three and nine months ended September 30, 2021 and September 30, 2020 diluted earnings/loss per share of Common Stock excluded 1,061,357 and 1,120,541 shares of stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

2.EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2021, capital expenditures were $6.6 million, primarily related to the completion of a construction in progress vessel. Equipment deliveries during the nine months ended September 30, 2021 include one PSV.

During the nine months ended September 30, 2021, the Company sold one PSV, three FSVs and set off $22.5 million of debt under the FGUSA Credit Facility (as defined and described in Note 4 Long-Term Debt) with hull and machinery insurance proceeds for the liftboat SEACOR Power of $25.0 million, for a total of $30.1 million in consideration and gains of $20.9 million. During the nine months ended September 30, 2020, the Company sold two anchor handling towing supply (“AHTS”) vessels and one specialty vessel previously removed from service, four FSVs, one specialty vessel, one vessel under construction and other equipment for $21.6 million in consideration ($20.7 million cash and $0.9 million in previously received deposits) and gains of $1.2 million.

As of January 12, 2021, the Company recognized a gain on the sale of Windcat Workboats Holdings Ltd. (“Windcat Workboats”) of approximately $22.8 million, calculated as follows:

(In Thousands):	January 12, 2021
Total Proceeds Received	$43,797
Transactions Fees and other Costs	1,562
Cash Sold	3,520
Total Net Proceeds	38,715
Less: Net Equity in Windcat Workboats, net of cash sold	15,790
Less: January Income on Discontinued Operations	169
Gain on Sale of Windcat Workboats	22,756

See “Note 12. Discontinued Operations” for additional information on the sale of Windcat Workboats.

3.INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	Ownership	2021	2020
MexMar	49.0%	$57,506	$50,037
OSV Partners(1)	30.4%	7,592	9,094
SEACOR Marlin	49.0%	7,844	7,979
MEXMAR Offshore(2)	49.0%	—	1,960
Offshore Vessel Holdings	49.0%	2,203	2,388
Other	20.0% - 50.0%	2,281	3,850
		$77,426	$75,308

(1)The Company owns 66.7% of the General Partner and 29.7% of the limited partnership interest of OSV Partners.

(2)

This joint venture holds the investment in UP Offshore. The Company received a cash distribution in excess of its investment in MEXMAR Offshore during the third quarter of 2021. The distribution exceeded the investment value by $9.4 million and this amount was recognized as gain from return of investments in 50% or less owned companies.

4.	LONG-TERM DEBT

The Company’s long-term debt obligations as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Recourse Long-term debt(1):
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Credit Facility	89,720	100,750
Sea-Cat Crewzer III Term Loan Facility	19,178	21,653
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	18,705	19,705
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing	88,649	95,317
SEACOR Alpine Shipyard Financing	30,132	31,103
SEACOR 88/888 Term Loan	5,500	5,500
Tarahumara Shipyard Financing	6,500	—
Total recourse Long-term debt	383,384	399,028
Non-recourse Long-term debt(2):
Falcon Global USA Term Loan Facility	—	102,349
Falcon Global USA Revolver	—	15,000
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse Long-term debt	5,500	122,849
Total principal due for long-term debt	388,884	521,877
Current portion due within one year	(28,875)	(32,377)
Unamortized debt discount	(35,012)	(44,864)
Deferred financing costs	(3,356)	(4,126)
Long-term debt, less current portion	$321,641	$440,510

(1)	Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine or one of its operating subsidiaries as provided in the relevant debt agreements.
(2)

Non-recourse debt represents debt issued by the Company’s Consolidated Subsidiaries with no recourse to SEACOR Marine or its other non-debtor operating subsidiaries with respect to the applicable instrument, other than certain limited support obligations as provided in the respective debt agreements, which in aggregate are not considered to be material to the Company’s business and financial condition.

As of September 30, 2021, the Company was in compliance with all debt covenants and lender requirements.

Tarahumara Shipyard Financing. On July 9, 2021, SEACOR Marine LLC (“SMLLC”), an indirect subsidiary of SEACOR Marine, took delivery of the vessel named SEACOR Tarahumara, a 2021 new-build 221’ PSV. Effective upon such delivery and as partial consideration for the acquisition of the vessel, SMLLC entered into a loan agreement with Master Boat Builders, Inc. with respect to a term loan in the amount $6.5 million. This term loan matures in 2025 with interest-only payments for the first year, and then the loan fully amortizes on a straight line basis over the remaining term. The term loan bears interest at a fixed rate of 6% and is secured by a first lien mortgage on the vessel. SMLLC is the sole borrower under the loan agreement (the “Tarahumara Shipyard Financing”).

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

Under the terms of the Conditional Payoff Agreement, the $117.3 million of principal outstanding under the FGUSA Credit Facility was deemed satisfied in full following the payment to the lenders of a total of $50.0 million comprised of (i) $25.0 million paid by the Company at the signing of the Conditional Payoff Agreement, (ii) $22.5 million of hull and machinery insurance proceeds received by the lenders on June 18, 2021 in respect of the SEACOR Power incident and (iii) $2.5 million paid by the Company on June 24, 2021 (the $2.5 million was subsequently reimbursed to the Company on June 29, 2021 from hull and machinery insurance proceeds). All payments required for the extinguishment of the debt pursuant to the Conditional Payoff Agreement were completed during the second quarter of 2021. Following the final payment on June 24, 2021, the FGUSA Credit Facility terminated, and the mortgages and security arrangements were released with respect to the nine liftboats securing the obligations under the FGUSA Credit Facility.

On June 24, 2021, the Company recognized a gain on transactions under the Conditional Payoff Agreement of approximately $62.0 million, calculated as follows:

(In Thousands):	June 24, 2021
Falcon Global USA Term Loan Facility	102,349
Falcon Global USA Revolver	15,000
Unamortized debt discount	(4,600)
Current Liabilities	112,749
Transaction Fees	(755)
Cash Paid	(27,500)
Hull and Machinery Insurance Proceeds	(22,500)
Gain on Troubled Debt Restructuring	61,994

As of September 30, 2021, the gain on troubled debt restructuring resulted in an increase of basic and diluted earnings per share for the nine months ended September 30, 2021 of $2.44. There was no impact to basic and diluted earnings per share for the three months ended September 30, 2021.

Letters of Credit. As of September 30, 2021, the Company had outstanding letters of credit of $1.4 million securing lease obligations, labor and performance guaranties.

5.	LEASES

As of September 30, 2021, the Company leased-in two anchor handling towing supply (“AHTS”) vessels and one FSV and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of September 30, 2021, the remaining lease terms of the vessels have durations ranging from 2 to 3 months. The lease terms of the other equipment range in duration from 2 to 303 months.

As of September 30, 2021, future minimum payments for leases for the remainder of 2021 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$1,114	$9
2022	583	36
2023	527	36
2024	451	37
2025	515	6
Years subsequent to 2025	4,073	—
	7,263	124
Interest component	(1,994)	(8)
	5,269	116
Current portion of long-term lease liabilities	1,269	32
Long-term lease liabilities	$4,000	$84

For the nine months ended September 30, 2021 and September 30, 2020 the components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$875	$1,030	$2,730	$5,305
Finance lease cost:
Amortization of finance lease assets (1)	9	3	19	3
Interest on finance lease liabilities (2)	1	—	2	—
Short-term lease costs	234	170	691	422
	$1,119	$1,203	$3,442	$5,730

(1)Included in amortization costs in the consolidated statements of Income (Loss).

(2)Included in interest expense in the consolidated statements of Income (Loss).

For the nine months ended September 30, 2021, supplemental cash flow information related to leases was as follows (in thousands):

2021
Operating cash outflows from operating leases	(6,365)
Financing cash outflows from finance leases	(21)
Right-of-use assets obtained for operating lease liabilities	955
Right-of-use assets obtained for finance lease liabilities	—

For the nine months ended September 30, 2021, other information related to leases was as follows:

2021
Weighted average remaining lease term, in years - operating leases	12.6
Weighted average remaining lease term, in years - finance leases	3.4
Weighted average discount rate - operating leases	5.7%
Weighted average discount rate - finance leases	4.0%

6.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate on continuing operations for the nine months ended September 30, 2021:

Statutory rate	21.00%
Foreign withholding tax	8.89%
Foreign earnings not subject to U.S. Income Tax	(5.47)%
Other	0.14%
24.56%

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

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$2,476	$—	$3,698
	—	2,476	—	3,698
Derivatives not designated as hedging instruments:
Forward Exchange Contract	—	—	—	893
Conversion option liability on Convertible Senior Notes	—	5	—	2
	$—	$5	$—	$895

Economic Hedges. The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. During the nine months ended September 30, 2021, the Company recognized gains of $0.4 million on these contracts which were recognized concurrently in earnings. As of September 30, 2021, the Company no longer has open forward currency exchange contracts.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized gains on derivative instruments designated as cash flow hedges as a component of other comprehensive income of $1.6 million for the nine months ended September 30, 2021, and losses of $1.1 million for the nine months ended September 30, 2020 as a component of other comprehensive loss. As of September 30, 2021, the interest rate swaps held by the Company and certain of the Company’s 50% or less owned companies were as follows:

•

SEACOR Marine Foreign Holdings Inc., an indirect wholly-owned subsidiary of SEACOR Marine (“SMFH”) has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $7.1 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $38.9 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88 LLC and SEACOR 888 LLC, both indirect wholly-owned subsidiaries of SEACOR Marine (collectively, “SEACOR 88/888”), have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.175% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), in which the Company has a 49% noncontrolling interest, has five interest rate swap agreements with maturities in 2023 that call for MexMar to pay fixed rates of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $60.7 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the nine months ended September 30, 2021 and September 30, 2020 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Conversion option liability on Convertible Senior Notes	$3	$5	$(3)	$5,204
Forward currency exchange, option, and future contracts	—	—	390	—
	$3	$5	$387	$5,204

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

The Company’s financial assets and liabilities as of September 30, 2021 and December 31, 2020 that are measured at fair value on a recurring basis were as follows (in thousands):

September 30, 2021	Level 1	Level 2	Level 3
LIABILITIES
Derivative instruments	—	2,476	—
Conversion Option Liability on Convertible Senior Notes	—	—	5
December 31, 2020
LIABILITIES
Derivative instruments	—	4,591	—
Conversion Option Liability on Convertible Senior Notes	—	—	2

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

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

		Estimated Fair Value
September 30, 2021	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$46,354	$46,354	$—	$—
LIABILITIES
Long-term debt, including current portion	350,515	—	358,988	—
December 31, 2020
ASSETS
Cash, cash equivalents and restricted cash	$36,018	$36,018	$—	$—
LIABILITIES
Long-term debt, including current portion	472,887	—	470,561	—

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

Property and equipment. During the nine months ended September 30, 2021, the Company recognized no impairment charges, and none of the Company’s property and equipment had a fair value based on ordinary liquidation value or indicative sales price. As of December 31, 2020, the Company had Level 2 fair values, determined based upon ordinary liquidation value, of $43.0 million on five liftboats.

9.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company had unfunded capital commitments of $0.9 million for miscellaneous vessel equipment payable during 2022. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. Recently, a local Brazilian law was enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$18.8 million based on a historical potential levy of R$12.87 million (USD $3.5 million and USD $2.4 million, respectively, based on the exchange rate as of September 30, 2021).

As of September 30, 2021, SEACOR Holdings has guaranteed $0.8 million on behalf of the Company for performance obligations under sale-leaseback arrangements. Pursuant to the terms of the Tax Refund Agreement with SEACOR Holdings, as of September 30, 2021, $0.8 million of refunds remained in an account to be used solely to satisfy such obligations guaranteed by SEACOR Holdings.

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and is coordinating these efforts with the U.S. Coast Guard. The salvage operations are currently ongoing and the Company expects salvage costs to be covered by insurance proceeds.

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal politicians. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the incident and the Company is fully cooperating with the investigation in all respects and continues to gather information about the incident. It is expected that the joint NTSB and U.S. Coast Guard investigation will take a significant period of time to complete, possibly as much as two years or longer. Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the incident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of September 30, 2021, all invoices related to MNOPF and MNRPF have been settled in full.

On October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. The MNRPF indicated that the investigations into these issues were at an early stage and remained ongoing, and that further updates would be provided as significant developments arise. Should such additional liabilities require the MNRPF to collect additional funds from participating employers, it is possible that the Company will be invoiced for a portion of such funds and recognize payroll related operating expenses in the periods invoices are received.

10.	STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the nine months ended September 30, 2021 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2020	436,714
Granted (1)	902,214
Vested	(202,079)
Forfeited	(5,250)
Outstanding as of September 30, 2021	1,131,599

Stock Option Activity:
Outstanding as of December 31, 2020	1,120,541
Granted	12,500
Exercised	—
Forfeited	(71,684)
Outstanding as of September 30, 2021	1,061,357

(1)Excludes 157,455 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

For the nine months ended September 30, 2021, the Company acquired for treasury 54,454 shares of Common Stock from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $0.3 million. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan and the Company’s 2020 Equity Incentive Plan.

11.SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2020 Annual Report. Certain reclassifications of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of Discontinued Operations (see “Note 12. Discontinued Operations”). In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa and Europe segment. As a result, for purposes of segment reporting European operations are now combined with the Africa segment and reported as a combined segment and prior period information has been conformed to the new consolidated reporting segment. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe (2)	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2021
Operating Revenues:
Time charter	$5,289	$10,446	$13,417	$12,630	41,782
Bareboat charter	—	—	—	—	—
Other marine services	1,215	(429)	85	1,010	1,881
	6,504	10,017	13,502	13,640	43,663
Direct Costs and Expenses:
Operating:
Personnel	2,428	3,147	5,849	3,627	15,051
Repairs and maintenance	1,266	1,540	1,610	2,120	6,536
Drydocking	239	337	156	39	771
Insurance and loss reserves	462	323	707	697	2,189
Fuel, lubes and supplies	259	1,631	777	1,017	3,684
Other	147	1,424	2,823	823	5,217
	4,801	8,402	11,922	8,323	33,448
Direct Vessel Profit	$1,703	$1,615	$1,580	$5,317	10,215
Other Costs and Expenses:
Lease expense	$621	$284	$377	$(173)	1,109
Administrative and general					9,134
Depreciation and amortization	3,936	3,296	4,456	2,618	14,306
					24,549
Gain on Asset Dispositions, Net					56
Operating Loss					$(14,278)

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2021
Operating Revenues:
Time charter	$10,197	$32,385	$39,744	$35,220	117,546
Bareboat charter	1,163	—	—	—	1,163
Other marine services	2,488	(922)	476	2,223	4,265
	13,848	31,463	40,220	37,443	122,974
Direct Costs and Expenses:
Operating:
Personnel	5,700	10,620	16,435	10,067	42,822
Repairs and maintenance	2,309	4,926	5,319	4,781	17,335
Drydocking	1,891	1,015	2,407	467	5,780
Insurance and loss reserves	1,912	1,108	1,870	1,918	6,808
Fuel, lubes and supplies	703	3,090	2,417	2,569	8,779
Other	448	4,075	4,010	2,313	10,846
	12,963	24,834	32,458	22,115	92,370
Direct Vessel Profit	$885	$6,629	$7,762	$15,328	30,604
Other Costs and Expenses:
Lease expense	$1,988	$910	$434	$89	3,421
Administrative and general					26,897
Depreciation and amortization	11,387	9,908	13,829	8,073	43,197
					73,515
Gain on Asset Dispositions, Net					20,436
Operating Loss					$(22,475)
As of September 30, 2021
Property and Equipment:
Historical Cost	248,125	212,491	358,356	170,938	989,910
Accumulated Depreciation	(122,437)	(66,424)	(85,054)	(29,263)	(303,178)
	$125,688	$146,067	$273,302	$141,675	$686,732
Total Assets (1)	$149,286	$162,815	$274,324	$211,909	$798,334

(1)	Total assets by region does not include corporate assets of $103.7 million as of September 30, 2021.
(2)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa and Europe segment. As a result, for purposes of segment reporting European operations are now consolidated with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

	United States (primarily Gulf of Mexico)	Africa and Europe (2)	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2020
Operating Revenues:
Time charter	$1,668	$10,861	$13,672	$8,621	$34,822
Bareboat charter	731	(55)	—	—	676
Other marine services	473	(255)	296	212	726
	2,872	10,551	13,968	8,833	36,224
Direct Costs and Expenses:
Operating:
Personnel	2,481	3,407	5,171	2,342	13,401
Repairs and maintenance	338	1,158	1,564	704	3,764
Drydocking	—	481	104	—	585
Insurance and loss reserves	778	398	451	138	1,765
Fuel, lubes and supplies	251	1,091	482	307	2,131
Other	85	773	1,771	444	3,073
	3,933	7,308	9,543	3,935	24,719
Direct Vessel (Loss) Profit	$(1,061)	$3,243	$4,425	$4,898	$11,505
Other Costs and Expenses:
Lease expense	$716	$429	$46	$9	$1,200
Administrative and general					8,885
Depreciation and amortization	4,961	3,785	4,379	1,708	14,833
					24,918
Gain on Asset Dispositions and Impairments					233
Operating Loss, for Continuing Operations					$(13,180)

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2020
Operating Revenues:
Time charter	$7,521	$37,927	$39,044	$16,268	$100,760
Bareboat charter	2,178	(55)	—	—	2,123
Other	1,628	(454)	1,230	529	2,933
	11,327	37,418	40,274	16,797	105,816
Direct Costs and Expenses:
Operating:
Personnel	7,693	9,887	12,777	4,934	35,291
Repairs and maintenance	1,269	4,206	4,390	1,351	11,216
Drydocking	1,167	745	718	(114)	2,516
Insurance and loss reserves	1,267	1,295	1,220	312	4,094
Fuel, lubes and supplies	964	2,407	2,102	574	6,047
Other	257	2,017	3,273	872	6,419
	12,617	20,557	24,480	7,929	65,583
Direct Vessel (Loss) Profit, from Continuing Operations	$(1,290)	$16,861	$15,794	$8,868	$40,233
Other Costs and Expenses:
Lease expense	$3,595	$1,982	$123	$27	$5,727
Administrative and general					31,519
Depreciation and amortization	15,573	10,700	12,090	3,557	41,920
					79,166
Loss on Asset Dispositions and Impairments					(15,792)
Operating Loss, for Continuing Operations					$(54,725)
As of September 30, 2020
Property and Equipment:
Historical Cost	258,710	262,809	365,049	109,802	996,370
Accumulated Depreciation	(128,390)	(65,520)	(75,013)	(11,545)	(280,468)
	$130,320	$197,289	$290,036	$98,257	$715,902
Total Assets (1)	$172,218	$231,211	$312,622	$175,164	$891,215

(1)	Total assets by region does not include corporate assets of $119.2 million, and $46.8 million of discontinued operations as of September 30, 2020.
(2)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa and Europe segment. As a result, for purposes of segment reporting European operations are now consolidated with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of September 30, 2021, and 2020, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $77.4 million and $84.7 million, respectively. Equity in gains (losses) earnings of 50% or less owned companies for the nine months ended September 30, 2021 and 2020 were $10.6 million and $1.5 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Windcat Workboats
Operating Revenues:
Time charter	$—	$8,764	$903	$21,923
Other revenue	—	709	70	1,579
	—	9,473	973	23,502
Costs and Expenses:
Operating	—	4,409	578	12,078
Direct Vessel Profit	—	5,064	395	11,424

General and Administrative Expenses	—	1,270	238	3,961
Lease Expense	—	190	24	425
Depreciation	—	1,780	—	5,007
	—	3,240	262	9,393
Operating Income	—	1,824	133	2,031
Other Income (Expense)
Interest income	—	16	2	43
Interest expense	—	(286)	(39)	(828)
Foreign currency translation loss	—	58	89	(951)
	—	(212)	52	(1,736)
Operating Loss Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	$—	$1,612	$185	$295
Income Tax Expense (Benefit)	—	1	—	(79)
Operating Income Before Equity Earnings of 50% or Less Owned Companies	$—	$1,611	$185	$374
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	—	155	(16)	(60)
Net Income from Discontinued Operations	$—	$1,766	$169	$314

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of September 30, 2021, the Company and its joint ventures operated a diverse fleet of 82 support and specialty vessels, of which 55 were owned or leased-in, 25 were joint-ventured, and two were managed on behalf of unaffiliated third-parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

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

Offshore oil and natural gas market conditions are highly volatile.  Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices were as high as $76 per barrel in October 2018 and, during the beginning of COVID-19 pandemic in the U.S. and elsewhere throughout the globe, WTI front month oil prices were pushed for a short period of time to a new low of -$37.63 per barrel in April 2020 before recovering to $48 per barrel by year end. The Company has continued to experience difficult market conditions as the overall decline and continued volatility in oil and natural gas prices, have led to a general decrease in exploration and production activities, and a particular decrease in offshore drilling and associated activity. The Company’s operating results have been negatively impacted as oil and gas producing companies focused on cost reduction and cut capital spending budgets. Although the underlying commodity prices supporting activity have recovered substantially since year end 2020 with oil hitting a high of approximately $75 per barrel in September 2021, the risk of continued volatility in the commodity prices remains.

The Company’s operations and financial results were adversely affected by the COVID-19 pandemic as a result of decreased demand and the increase in costs due to operational changes enacted to enhance crew and on-shore employee safety.  However, the Company believes that it has sufficient liquidity to meet its obligations for the foreseeable future, especially after receipt of the proceeds from the sale of Windcat Workboats and the tax refund under the CARES Act. We are closely monitoring updates regarding the spread of COVID-19 and its variants, the distribution of vaccines developed to combat COVID-19, emerging governmental and other vaccine mandates and testing requirements, as well as the willingness of our employees to comply with such mandates and requirements. We are adjusting our operations according to guidelines from local, state and federal officials.

Certain macro drivers somewhat independent of oil and natural gas prices may support the Company’s business, including: (i) underspending by oil and gas producers during the current industry downturn leading to pent up demand for maintenance and growth capital expenditures; and (ii) improved extraction technologies. While alternative forms of energy may continue to grow and add to the world’s energy mix, for the foreseeable future, the Company believes demand for gasoline and oil will be sustained for some time, as will demand for electricity from natural gas. Some alternative forms of energy such as offshore wind facilities, have the potential to support, in part, the Company’s business. Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which has contributed to an oversaturated market, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels, and (ii) continued excess supply of offshore support vessels whether from laid up fleets or newly built vessels could, in isolation or together, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of September 30, 2021, seven of the Company’s 55 owned and leased-in, in-service vessels were cold-stacked worldwide.

Recent Developments

MEXMAR Offshore – Distribution. On July 23, 2021, the Company received a distribution from its MEXMAR Offshore joint venture in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment in the joint venture of $2.6 million. The excess was recorded by the Company in the current quarter as a gain from return of investments in 50% or less owned companies.

Tarahumara Shipyard Financing. On July 9, 2021, SEACOR Marine LLC (“SMLLC”), an indirect subsidiary of SEACOR Marine, took delivery of the vessel named SEACOR Tarahumara, a 2021 new-build 221’ PSV. Effective upon such delivery and as partial consideration for the acquisition of the vessel, SMLLC entered into a loan agreement with Master Boat Builders, Inc. with respect to a term loan in the amount $6.5 million. This term loan matures in 2025 with interest-only payments for the first year, and then the loan fully amortizes on a straight line basis over the remaining term. The term loan bears interest at a fixed rate of 6% and is secured by a first lien mortgage on the vessel. SMLLC is the sole borrower under the loan agreement (the “Tarahumara Shipyard Financing”).

Falcon Global Debt Payoff. On June 10, 2021, SEACOR Marine, FGUSA, and certain subsidiaries of FGUSA, entered into the Conditional Payoff Agreement in respect of the (i) FGUSA Credit Facility and (ii) FGUSA Obligation Guaranty. As of June 10, 2021, there was $117.3 million of principal outstanding under the FGUSA Credit Facility.

Under the terms of the Conditional Payoff Agreement, the $117.3 million of principal outstanding was deemed satisfied in full following the payment to the lenders of a total of $50.0 million comprised of (i) $25.0 million paid the Company at the signing of the Conditional Payoff Agreement, (ii) $22.5 million of hull and machinery insurance proceeds paid on June 18, 2021 related to the SEACOR Power and (iii) $2.5 million paid by the Company on June 24, 2021 (the $2.5 million was subsequently reimbursed to the Company on June 29, 2021 from hull and machinery insurance proceeds). All payments required for the extinguishment of the debt pursuant to the Conditional Payoff Agreement were completed during the second quarter of 2021. Following the final payment on June 24, 2021, the FGUSA Credit Facility terminated, and the mortgages and security arrangements were released with respect to the nine liftboats securing the obligations under the FGUSA Credit Facility.

In the second quarter of 2021, the Company recognized a gain on the transactions contemplated by the Conditional Payoff Agreement of approximately $62.0 million.

SEACOR Power. On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and is coordinating these efforts with the U.S. Coast Guard. The salvage operations are currently ongoing and the Company expects salvage costs to be covered by insurance proceeds.

The capsizing of the SEACOR Power has garnered significant attention from the media as well as local, state and federal stakeholders. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the incident and the Company is fully cooperating with the investigation in all respects and continues to gather information about the incident. It is expected that the joint NTSB and U.S. Coast Guard investigation will take a significant period of time to complete, possibly as long as two years or longer. Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint (“Limitation Action”), which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the incident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business. See Part II. Item 1A. “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q for further description.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three and nine months (“Current Year Quarter” and “Current Year Nine Months”) ended September 30, 2021 compared with the three and nine months (“Prior Year Quarter” and “Prior Year Nine Months”) ended September 30, 2020. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Time Charter Statistics:
Average Rates Per Day	$12,120		$11,051		$11,837		$10,897
Fleet Utilization	68%		54%		63%		56%
Fleet Available Days	5,108		5,807		15,790		16,426
Operating Revenues:
Time charter	$41,782	96%	$34,822	96%	$117,546	96%	$100,760	95%
Bareboat charter	—	0%	676	2%	1,163	1%	2,123	2%
Other marine services	1,881	4%	726	2%	4,265	3%	2,933	3%
	43,663	100%	36,224	100%	122,974	100%	105,816	100%
Costs and Expenses:
Operating:
Personnel	15,051	34%	13,401	37%	42,822	35%	35,291	33%
Repairs and maintenance	6,536	15%	3,764	10%	17,335	14%	11,216	11%
Drydocking	771	2%	585	2%	5,780	5%	2,516	2%
Insurance and loss reserves	2,189	5%	1,765	5%	6,808	6%	4,094	4%
Fuel, lubes and supplies	3,684	8%	2,131	6%	8,779	7%	6,047	6%
Other	5,217	12%	3,073	8%	10,846	9%	6,419	6%
	33,448	77%	24,719	68%	92,370	75%	65,583	62%
Lease expense - operating	1,109	3%	1,200	3%	3,421	3%	5,727	5%
Administrative and general	9,134	21%	8,885	25%	26,897	22%	31,519	30%
Depreciation and amortization	14,306	33%	14,833	41%	43,197	35%	41,920	40%
	57,997	133%	49,637	137%	165,885	135%	144,749	137%
Gain (Loss) on Asset Dispositions and Impairments, Net	56	0%	233	1%	20,436	17%	(15,792)	(15)%
Operating (Loss)	(14,278)	(33)%	(13,180)	(36)%	(22,475)	(18)%	(54,725)	(52)%
Other Income (Expense), Net	3,410	8%	(9,195)	(25)%	50,451	41%	(16,031)	(15)%
(Loss) Income from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(10,868)	(25)%	(22,375)	(62)%	27,976	23%	(70,756)	(67)%
Income Tax (Benefit) Expense	(725)	(2)%	(3,120)	(9)%	12,502	10%	(24,789)	(23)%
(Loss) Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(10,143)	(23)%	(19,255)	(53)%	15,474	13%	(45,967)	(43)%
Equity in Gains (Losses) of 50% or Less Owned Companies	4,314	10%	(588)	(2)%	10,584	9%	1,518	1%
(Loss) Income from Continuing Operations	(5,829)	(13)%	(19,843)	(55)%	26,058	21%	(44,449)	(42)%
Income from discontinued operations, Net of Tax	—	(—)%	1,766	5%	22,925	19%	314	0%
Net (Loss) Income	(5,829)	(13)%	(18,077)	(50)%	48,983	40%	(44,135)	(42)%
Net Gain (Loss) attributable to Noncontrolling Interests in Subsidiaries	—	(—)%	4	0%	1	0%	(4,036)	(4)%
Net (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(5,829)	(13)%	$(18,081)	(50)%	$48,982	40%	$(40,099)	(38)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe (1)	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2021
Time Charter Statistics:
Average Rates Per Day	$18,702	$9,551	$10,374	$16,240	12,120
Fleet Utilization	27%	77%	73%	92%	68%
Fleet Available Days	1,062	1,417	1,780	849	5,108
Operating Revenues:
Time charter	$5,289	$10,446	$13,417	$12,630	$41,782
Bareboat charter	—	—	—	—	—
Other marine services	1,215	(429)	85	1,010	1,881
	6,504	10,017	13,502	13,640	43,663
Direct Costs and Expenses:
Operating:
Personnel	2,428	3,147	5,849	3,627	15,051
Repairs and maintenance	1,266	1,540	1,610	2,120	6,536
Drydocking	239	337	156	39	771
Insurance and loss reserves	462	323	707	697	2,189
Fuel, lubes and supplies	259	1,631	777	1,017	3,684
Other	147	1,424	2,823	823	5,217
	4,801	8,402	11,922	8,323	33,448
Direct Vessel Profit	$1,703	$1,615	$1,580	$5,317	10,215
Other Costs and Expenses:
Lease expense	$621	$284	$377	$(173)	1,109
Administrative and general					9,134
Depreciation and amortization	3,936	3,296	4,456	2,618	14,306
					24,549
Gain on Asset Dispositions and Impairments					56
Operating Loss					$(14,278)

(1)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa and Europe segment. As a result, for purposes of segment reporting European operations are now analyzed with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

	United States (primarily Gulf of Mexico) (3)	Africa and Europe, Continuing Operations(2)	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2021
Time Charter Statistics:
Average Rates Per Day	$17,677	$10,664	$9,637	$16,066	$11,837
Fleet Utilization	16%	73%	76%	87%	63%
Fleet Available Days	3,692	4,138	5,452	2,508	15,790
Operating Revenues:
Time charter	$10,197	$32,385	$39,744	$35,220	$117,546
Bareboat charter	1,163	—	—	—	1,163
Other marine services	2,488	(922)	476	2,223	4,265
	13,848	31,463	40,220	37,443	122,974
Direct Costs and Expenses:
Operating:
Personnel	5,700	10,620	16,435	10,067	42,822
Repairs and maintenance	2,309	4,926	5,319	4,781	17,335
Drydocking	1,891	1,015	2,407	467	5,780
Insurance and loss reserves	1,912	1,108	1,870	1,918	6,808
Fuel, lubes and supplies	703	3,090	2,417	2,569	8,779
Other	448	4,075	4,010	2,313	10,846
	12,963	24,834	32,458	22,115	92,370
Direct Vessel Profit, from Continuing Operations	$885	$6,629	$7,762	$15,328	30,604
Other Costs and Expenses:
Lease expense	$1,988	$910	$434	$89	3,421
Administrative and general					26,897
Depreciation and amortization	11,387	9,908	13,829	8,073	43,197
					73,515
Gain on Asset Dispositions and Impairments					20,436
Operating Loss, for Continuing Operations					$(22,475)
As of September 30, 2021
Property and Equipment:
Historical cost	$248,125	$212,491	$358,356	$170,938	$989,910
Accumulated depreciation	(122,437)	(66,424)	(85,054)	(29,263)	$(303,178)
	$125,688	$146,067	$273,302	$141,675	$686,732
Total Assets (1)	$149,286	$162,815	$274,324	$211,909	$798,334

(1)	Total assets by region does not include corporate assets of $103.7 million as of September 30, 2021.
(2)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa and Europe segment. As a result, for purposes of segment reporting European operations are now analyzed with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

(3)	In the second quarter of 2021, the Company removed from service four vessels (four liftboats) in this region. Regional statistics reflect the removed from service status of these vessels.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (1)	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2020
Time Charter Statistics:
Average Rates Per Day	$19,397	$10,801	$9,670	$13,355	$11,051
Fleet Utilization	5%	68%	78%	99%	54%
Fleet Available Days	1,871	1,472	1,809	655	5,807
Operating Revenues:
Time charter	$1,668	$10,861	$13,672	$8,621	$34,822
Bareboat charter	731	(55)	—	—	676
Other	473	(255)	296	212	726
	2,872	10,551	13,968	8,833	36,224
Direct Costs and Expenses:
Operating:
Personnel	2,481	3,407	5,171	2,342	13,401
Repairs and maintenance	338	1,158	1,564	704	3,764
Drydocking	—	481	104	—	585
Insurance and loss reserves	778	398	451	138	1,765
Fuel, lubes and supplies	251	1,091	482	307	2,131
Other	85	773	1,771	444	3,073
	3,933	7,308	9,543	3,935	24,719
Direct Vessel (Loss) Profit, from Continuing Operations	$(1,061)	$3,243	$4,425	$4,898	11,505
Other Costs and Expenses:
Lease expense	$716	$429	$46	$9	1,200
Administrative and general					8,885
Depreciation and amortization	4,961	3,785	4,379	1,708	14,833
					24,918
Gain on Asset Dispositions and Impairments					233
Operating Loss, for Continuing Operations					$(13,180)

(1)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa and Europe segment. As a result, for purposes of segment reporting European operations are now analyzed with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations(2)	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2020
Time Charter Statistics:
Average Rates Per Day	$19,317	$10,861	$9,852	$11,601	$10,897
Fleet Utilization	7%	81%	78%	97%	56%
Fleet Available Days	5,578	4,304	5,092	1,452	16,426
Operating Revenues:
Time charter	$7,521	$37,927	$39,044	$16,268	$100,760
Bareboat charter	2,178	(55)	—	—	2,123
Other	1,628	(454)	1,230	529	2,933
	11,327	37,418	40,274	16,797	105,816
Direct Costs and Expenses:
Operating:
Personnel	7,693	9,887	12,777	4,934	35,291
Repairs and maintenance	1,269	4,206	4,390	1,351	11,216
Drydocking	1,167	745	718	(114)	2,516
Insurance and loss reserves	1,267	1,295	1,220	312	4,094
Fuel, lubes and supplies	964	2,407	2,102	574	6,047
Other	257	2,017	3,273	872	6,419
	12,617	20,557	24,480	7,929	65,583
Direct Vessel (Loss) Profit, from Continuing Operations	$(1,290)	$16,861	$15,794	$8,868	$40,233
Other Costs and Expenses:
Lease expense	$3,595	$1,982	$123	$27	$5,727
Administrative and general					31,519
Depreciation and amortization	15,573	10,700	12,090	3,557	41,920
					79,166
Loss on Asset Dispositions and Impairments					(15,792)
Operating Loss, for Continuing Operations					$(54,725)
As of September 30, 2020
Property and Equipment:
Historical cost	258,710	262,809	365,049	109,802	996,370
Accumulated depreciation	(128,390)	(65,520)	(75,013)	(11,545)	(280,468)
	$130,320	$197,289	$290,036	$98,257	$715,902
Total Assets (1)	$172,218	$231,211	$312,622	$175,164	$891,215

(1)	Total assets by region does not include corporate assets of $119.2 million, and $46.8 million of discontinued operations as of September 30, 2020.
(2)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa and Europe segment. As a result, for purposes of segment reporting European operations are now analyzed with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2021
Time Charter Statistics:
Average Rates Per Day	14,346	8,455	11,631	$—	23,137	—	12,120
Fleet Utilization	66%	70%	77%	0%	55%	—%	68%
Fleet Available Days	552	2,208	1,372	92	884	—	5,108
Operating Revenues:
Time charter	$5,224	$13,007	$12,317	$—	$11,234	$—	$41,782
Bareboat charter	—	—	—	—	—	—	—
Other marine services	(151)	(121)	221	—	997	935	1,881
	5,073	12,886	12,538	—	12,231	935	43,663
Direct Costs and Expenses:
Operating:
Personnel	1,584	4,588	4,738	35	4,033	73	15,051
Repairs and maintenance	1,044	2,313	2,078	7	1,104	(10)	6,536
Drydocking	(217)	965	23	—	—	—	771
Insurance and loss reserves	193	328	595	3	1,170	(100)	2,189
Fuel, lubes and supplies	388	1,390	1,221	6	668	11	3,684
Other	408	2,021	988	28	1,672	100	5,217
	3,400	11,605	9,643	79	8,647	74	33,448
Direct Vessel Profit (Loss)	$1,673	$1,281	$2,895	$(79)	$3,584	$861	$10,215
Other Costs and Expenses:
Lease expense	$354	$693	$—	$—	$(200)	$262	$1,109
Administrative and general							9,134
Depreciation and amortization	494	4,929	3,149	—	5,170	564	14,306
							24,549
Gain on Asset Dispositions and Impairments							56
Operating Loss							$(14,278)

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats (1)	Other activity	Total
For the Nine Months Ended September 30, 2021
Time Charter Statistics:
Average Rates Per Day	$11,139	$8,113	$11,870	$1,732	$24,989	$—	$11,837
Fleet Utilization	64%	67%	74%	64%	42%	—%	63%
Fleet Available Days	1,638	6,514	3,964	273	3,401	—	15,790
Operating Revenues:
Time charter	$11,665	$35,491	$34,578	$301	$35,511	$—	$117,546
Bareboat charter	—	1,163	—	—	—	—	1,163
Other marine services	(438)	(588)	684	35	2,482	2,090	4,265
	11,227	36,066	35,262	336	37,993	2,090	122,974
Direct Costs and Expenses:
Operating:
Personnel	4,081	13,431	12,940	223	11,755	392	42,822
Repairs and maintenance	1,756	7,466	5,252	119	2,714	28	17,335
Drydocking	1,159	3,321	313	—	987	—	5,780
Insurance and loss reserves	486	1,301	1,505	12	3,641	(137)	6,808
Fuel, lubes and supplies	871	3,270	3,258	19	1,341	20	8,779
Other	1,122	4,802	2,752	87	2,291	(208)	10,846
	9,475	33,591	26,020	460	22,729	95	92,370
Direct Vessel Profit (Loss)	$1,752	$2,475	$9,242	$(124)	$15,264	$1,995	$30,604
Other Costs and Expenses:
Lease expense	$1,116	$1,397	$—	$—	$17	$891	$3,421
Administrative and general							26,897
Depreciation and amortization	1,483	14,956	9,062	—	16,000	1,696	43,197
							73,515
Gain on Asset Dispositions and Impairments							20,436
Operating Loss							$(22,475)
As of September 30, 2021
Property and Equipment:
Historical cost	$50,189	$363,021	$246,862	$3,163	$303,278	$23,397	$989,910
Accumulated depreciation	(33,262)	(112,226)	(17,501)	(3,138)	(116,844)	(20,207)	(303,178)
	$16,927	$250,795	$229,361	$25	$186,434	$3,190	$686,732

(1)	In the second quarter of 2021, the Company removed from service four vessels (four liftboats) in this class. Liftboats statistics reflect the removed from service status of these vessels.

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2020
Time Charter Statistics:
Average Rates Per Day	$7,388	$8,421	$11,355	$2,025	$27,947	$—	$11,051
Fleet Utilization	54%	63%	74%	100%	23%	—%	54%
Fleet Available Days	644	2,300	1,257	134	1,472	—	5,807
Operating Revenues:
Time charter	$2,564	$12,212	$10,541	$186	$9,319	$—	$34,822
Bareboat charter	—	731	(55)	$—	—	—	676
Other marine services	(147)	(256)	92	1	316	720	726
	2,417	12,687	10,578	187	9,635	720	36,224
Direct Costs and Expenses:
Operating:
Personnel	950	4,180	3,821	72	3,963	415	13,401
Repairs and maintenance	432	1,642	968	51	624	47	3,764
Drydocking	(2)	587	—	—	—	—	585
Insurance and loss reserves	139	353	230	14	1,055	(26)	1,765
Fuel, lubes and supplies	148	976	601	(2)	370	38	2,131
Other	370	1,489	1,022	55	538	(401)	3,073
	2,037	9,227	6,642	190	6,550	73	24,719
Direct Vessel Profit (Loss), from Continuing Operations	$380	$3,460	$3,936	$(3)	$3,085	$647	11,505
Other Costs and Expenses:
Lease expense	$505	$351	$—	$—	$31	$313	1,200
Administrative and general							8,885
Depreciation and amortization	495	5,105	2,673	27	5,980	553	14,833
							24,918
Gain on Asset Dispositions and Impairments							233
Operating Loss, for Continuing Operations							$(13,180)

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Other activity	Total
For the Nine Months Ended September 30, 2020
Time Charter Statistics:
Average Rates Per Day	$7,892	$8,498	$9,816	$2,011	$26,686	$—	$10,897
Fleet Utilization	45%	71%	77%	49%	28%	—%	56%
Fleet Available Days	2,020	7,247	2,217	558	4,384	—	16,426
Operating Revenues:
Time charter	$7,202	$43,574	$16,774	$551	$32,659	$—	$100,760
Bareboat charter	—	2,178	(55)	—	—	—	2,123
Other marine services	275	(983)	(30)	(6)	872	2,805	2,933
	7,477	44,769	16,689	545	33,531	2,805	105,816
Direct Costs and Expenses:
Operating:
Personnel	2,695	13,005	6,618	204	11,605	1,164	35,291
Repairs and maintenance	1,519	5,842	1,691	255	1,681	228	11,216
Drydocking	1	897	197	3	1,418	—	2,516
Insurance and loss reserves	343	989	403	50	2,627	(318)	4,094
Fuel, lubes and supplies	532	3,060	939	32	1,203	281	6,047
Other	970	3,692	1,665	257	904	(1,069)	6,419
	6,060	27,485	11,513	801	19,438	286	65,583
Direct Vessel Profit (Loss), from Continuing Operations	$1,417	$17,284	$5,176	$(256)	$14,093	$2,519	40,233
Other Costs and Expenses:
Lease expense	$2,239	$1,055	$—	$—	$1,572	$861	5,727
Administrative and general							31,519
Depreciation and amortization	1,556	15,628	4,460	437	18,189	1,650	41,920
							79,166
Loss on Asset Dispositions and Impairments							(15,792)
Operating Loss, for Continuing Operations							$(54,725)
As of September 30, 2020
Property and Equipment:
Historical cost	$50,189	$378,387	$216,769	$3,832	$323,145	$24,048	$996,370
Accumulated depreciation	(31,284)	(102,455)	(12,931)	(3,807)	(111,355)	(18,636)	(280,468)
	$18,905	$275,932	$203,838	$25	$211,790	$5,412	$715,902

Fleet Counts. The Company’s fleet count as of September 30, 2021 and December 31, 2020 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
September 30, 2021
AHTS	4	—	2	—	6
FSV	23	5	1	2	31
Supply	15	20	—	—	35
Specialty (1)	1	—	—	—	1
Liftboats (2)	9	—	—	—	9
	52	25	3	2	82
December 31, 2020
AHTS	4	—	2	—	6
FSV	26	5	1	1	33
Supply	15	27	—	1	43
Specialty	—	3	—	—	3
Liftboats	14	—	1	—	15
Crew Transfer - Discontinued Operations	40	5	—	—	45
Crew Transfer - Continuing Operations (1)	1	—	—	—	1
	100	40	4	2	146

(1)	One owned vessel classified as a Crew Transfer Continuing Operations as of December 31, 2020 was reclassified as a specialty vessel as of January 12, 2021.
(2)	In the second quarter of 2021, the Company removed from service four vessels (four liftboats) in this class. Removed from service vessels are not counted in active fleet count.

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and nine months ended September 30, 2021 and 2020 the Company’s time charter statistics and direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$30,158		$—		$32,041		$—
FSV	—		7,363		—		7,392
Supply	—		—		—		7,380
Liftboats	13,179		20,996		13,820		24,778
Overall	18,702		19,397		17,677		19,317
Utilization:
AHTS		50%		—%		23%		—%
FSV		—%		3%		—%		11%
Supply		—%		—%		—%		10%
Liftboats (1)		37%		6%		20%		8%
Overall		27%		5%		16%		7%
Available Days:
AHTS	184		276		546		822
FSV	276		368		781		1,118
Supply	84		—		84		44
Specialty	—		42		—		224
Liftboats (1)	518		1,186		2,281		3,370
Overall	1,062		1,872		3,692		5,578
Operating revenues:
Time charter	$5,289	81%	$1,668	58%	$10,197	74%	$7,521	67%
Bareboat charter	—	—%	731	25%	1,163	8%	2,178	19%
Other marine services	1,215	19%	473	17%	2,488	18%	1,628	14%
	6,504	100%	2,872	100%	13,848	100%	11,327	100%
Direct operating expenses:
Personnel	2,428	37%	2,481	86%	5,700	41%	7,693	68%
Repairs and maintenance	1,266	19%	338	12%	2,309	17%	1,269	11%
Drydocking	239	4%	—	—%	1,891	14%	1,167	10%
Insurance and loss reserves	462	7%	778	27%	1,912	14%	1,267	11%
Fuel, lubes and supplies	259	4%	251	9%	703	5%	964	9%
Other	147	2%	85	3%	448	3%	257	2%
	4,801	74%	3,933	137%	12,963	94%	12,617	111%
Direct Vessel Profit (Loss)	$1,703	26%	$(1,061)	(37)%	$885	6%	$(1,290)	(11)%

(1)

In the second quarter of 2021, the Company removed from service four vessels (four liftboats) in this class. Liftboat Utilization and Available Days reflects the removed from service status of these vessels.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $2.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $3.9 million higher due to higher utilization of the core fleet. Charter revenues were $0.5 million lower due to the repositioning of vessels between geographic regions and $0.5 million lower due to net fleet dispositions. As of September 30, 2021, the Company had five of 12 owned and leased-in vessels (one AHTS vessel, one FSV, one Supply and two liftboats) cold-stacked in this region compared with 17 of 22 vessels as of September 30, 2020.

Direct Operating Expenses. Direct operating expenses were $0.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.1 million higher for the core fleet, primarily due to reactivation of vessels from cold-stacked status, $0.6 million lower due to net fleet dispositions, and $0.6 million lower due to the repositioning of vessels between geographic regions.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Charter revenues were $1.7 million higher in the Current Nine Months compared with the Prior Nine Months. Charter revenues were $5.9 million higher due to higher utilization of the core fleet and $4.2 million lower due to the repositioning of vessels between geographic regions.

Direct Operating Expenses. Direct operating expenses were $0.3 million higher in the Current Nine Months compared with the Prior Nine Months. Direct operating expenses were $3.3 million higher for the core fleet, primarily due to the reactivation of vessels from cold-stacked status. Direct operating expenses were $1.7 million lower due the repositioning of vessels between geographic regions and $1.3 million lower due to net fleet dispositions.

Africa and Europe, continuing operations. For the three and nine months ended September 30, 2021 and 2020 the Company’s time charter statistics and direct vessel profit in Africa and Europe was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$9,001		7,778		$8,687		8,174
FSV	9,132		8,674		8,996		8,731
Supply	9,740		5,294		10,008		9,372
Liftboats	36,010		35,000		34,856		33,748
Overall	9,551		10,801		10,664		10,861
Utilization:
AHTS		99%		100%		99%		87%
FSV		74%		68%		71%		73%
Supply		79%		6%		45%		80%
Liftboats		21%		100%		78%		100%
Overall		77%		68%		73%		81%
Available Days:
AHTS	276		276		819		924
FSV	828		920		2,463		1,102
Supply	245		184		607		2,004
Liftboats	68		92		249		274
Overall	1,417		1,472		4,138		4,304
Operating revenues:
Time charter	$10,446	104%	10,861	103%	$32,385	103%	37,927	101%
Bareboat charter	$—	—%	(55)	(1%)	$—	—%	(55)	0%
Other marine services	(429)	(4%)	(255)	(2%)	(922)	(3%)	(454)	(1%)
	10,017	100%	10,551	100%	31,463	100%	37,418	100%
Direct operating expenses:
Personnel	3,147	31%	3,407	32%	10,620	34%	9,887	26%
Repairs and maintenance	1,540	15%	1,158	11%	4,926	16%	4,206	11%
Drydocking	337	3%	481	5%	1,015	3%	745	2%
Insurance and loss reserves	323	3%	398	4%	1,108	4%	1,295	3%
Fuel, lubes and supplies	1,631	16%	1,091	10%	3,090	10%	2,407	6%
Other	1,424	14%	773	7%	4,075	13%	2,017	5%
	8,402	84%	7,308	69%	24,834	79%	20,557	55%
Direct Vessel Profit	$1,615	16%	$3,243	31%	$6,629	21%	$16,861	45%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Charter revenues were $0.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.7 million lower due to the deferral of revenue for one vessel on time charter as collection was not reasonably assured. Charter revenues were $2.1 million higher for the core fleet, primarily due to the reactivation of vessels from cold-stacked status, and $0.2 million higher due to the repositioning of vessels between geographic regions.

Direct Operating Expenses.  Direct operating expenses were $1.1 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to an increase in the Company’s share of local Angolan expenses.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Charter revenues were $5.5 million lower in the Current Nine Months compared with the Prior Nine Months. Charter revenues were $2.5 million lower due to deferral of revenue for one vessel on time charter as collection was not reasonably assured. In addition, charter revenues were $1.5 million lower for the core fleet, primarily due to the effect of cold-stacking vessels, $1.3 million lower due to the repositioning of vessels between geographic regions and $0.2 million lower due to net fleet dispositions.

Direct Operating Expenses. Direct operating expenses were $4.3 million higher in the Current Nine Months compared with the Prior Nine Months, primarily due to an increase in the Company’s share of local Angolan expenses, and due to the reactivation of vessels from cold-stacked status.

Middle East and Asia. For the three and nine months ended September 30, 2021 and 2020 the Company’s time charter statistics and direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$5,875		$5,834		$5,836
FSV	8,061		8,432		7,492		8,178
Supply	7,565		7,170		7,781		6,922
Liftboats	25,332		27,318		25,253		27,790
Specialty	—		2,025		1,732		2,011
Overall	10,374		9,670		9,637		9,852
Utilization:
AHTS		—%		77%		41%		40%
FSV		81%		76%		78%		78%
Supply		75%		75%		71%		78%
Liftboats		100%		89%		100%		91%
Specialty		0%		100%		64%		82%
Overall		73%		78%		76%		78%
Available Days:
AHTS	92		92		273		274
FSV	921		828		2,724		2,705
Supply	491		613		1,636		1,231
Liftboats	184		184		546		548
Specialty	92		92		273		334
Overall	1,780		1,809		5,452		5,092
Operating revenues:
Time charter	$13,417	99%	$13,672	98%	$39,744	99%	$39,044	97%
Other marine services	85	1%	296	2%	476	1%	1,230	3%
	13,502	100%	13,968	100%	40,220	100%	40,274	100%
Direct operating expenses:
Personnel	5,849	43%	5,171	37%	16,435	41%	12,777	32%
Repairs and maintenance	1,610	12%	1,564	11%	5,319	13%	4,390	11%
Drydocking	156	1%	104	1%	2,407	6%	718	2%
Insurance and loss reserves	707	5%	451	3%	1,870	5%	1,220	3%
Fuel, lubes and supplies	777	6%	482	3%	2,417	6%	2,102	5%
Other	2,823	21%	1,771	12%	4,010	10%	3,273	8%
	11,922	88%	9,543	68%	32,458	81%	24,480	61%
Direct Vessel Profit	$1,580	12%	$4,425	31%	$7,762	19%	$15,794	39%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $0.5 million lower due to net fleet dispositions and $0.6 million lower for the core fleet, primarily due to the timing of major repairs and dry dockings. Charter revenues were $0.8 million higher due to the repositioning of vessels between geographic regions. As of September 30, 2021, the Company had two of 19 owned and leased-in vessels (one Specialty and one Supply) cold-stacked in this region compared with one of 21 vessels as of September 30, 2020.

Direct Operating Expenses. Direct operating expenses were $2.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.2 million higher for the core fleet, primarily due to an increase in the Company’s share of local Saudi Arabian expenses, $0.6 million higher due to the repositioning of vessels between geographic regions, and $0.4 million lower due to net fleet dispositions.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Charter revenues were $0.7 million higher in the Current Nine Months compared with the Prior Nine Months. Charter revenues were $1.9 million higher due to net fleet additions and $1.5 million higher due to the repositioning of vessels between geographic regions. Charter revenues were $2.7 million lower due to the cold stacking of one vessel and due to the timing of major repairs and dry dockings.

Direct Operating Expenses. Direct operating expenses were $8.0 million higher in the Current Nine Months compared with the Prior Nine Months. Direct operating expenses were $5.5 million higher for the core fleet, primarily due an increase in the Company’s share of local Saudi Arabian expenses and the timing of dry dockings and certain repair expenditures, $1.6 million higher due to net fleet additions and $0.9 million higher due to the repositioning of vessels between geographic regions.

Latin America (Brazil, Mexico, Central and South America). For the three and nine months ended September 30, 2021 and 2020 the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
FSV	$7,785		$7,577		$7,663		$7,389
Supply	15,379		15,658		15,429		15,306
Liftboats	36,742		15,913		37,941		15,913
Overall	16,240		13,355		16,066		11,601
Utilization:
FSV		100%		100%		89%		98%
Supply		90%		100%		90%		95%
Liftboats		85%		14%		71%		95%
Overall		92%		99%		87%		97%
Available Days:
FSV	184		184		546		683
Supply	552		460		1,638		576
Liftboats	113		11		324		193
Overall	849		655		2,508		1,452
Operating revenues:
Time charter	$12,630	93%	$8,621	98%	$35,220	94%	$16,268	97%
Other marine services	1,010	7%	212	2%	2,223	6%	529	3%
	13,640	100%	8,833	100%	37,443	100%	16,797	100%
Direct operating expenses:
Personnel	3,627	27%	2,342	26%	10,067	27%	4,934	29%
Repairs and maintenance	2,120	16%	704	8%	4,781	13%	1,351	8%
Drydocking	39	0%	—	0%	467	1%	(114)	(1%)
Insurance and loss reserves	697	5%	138	1%	1,918	5%	312	2%
Fuel, lubes and supplies	1,017	7%	307	3%	2,569	7%	574	3%
Other	823	6%	444	5%	2,313	6%	872	5%
	8,323	61%	3,935	44%	22,115	59%	7,929	47%
Direct Vessel Profit	$5,317	39%	$4,898	55%	$15,328	41%	$8,868	53%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $4.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $3.5 million higher due to the repositioning of vessels between geographic regions, and $1.4 million higher due to net fleet additions. Charter revenues were $0.9 million lower for the core fleet, primarily due to the timing of major repairs and dry dockings.

Direct Operating Expenses. Direct operating expenses were $4.4 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to net fleet additions and the repositioning of vessel between geographic regions.

Current Nine Months compared with Prior Nine Months

Operating Revenues. Charter revenues were $19.0 million higher in the Current Nine Months compared with the Prior Nine Months. Charter revenues were $13.6 million higher due to net fleet additions, and $5.8 million higher due to the repositioning of vessels between geographic regions. Charter revenues were $0.4 million lower for the core fleet, primarily due to the timing of major repairs and drydocking.

Direct Operating Expenses. Direct operating expenses were $14.2 million higher in the Current Nine Months compared with the Prior Nine Months, primarily due to net fleet additions and the repositioning of vessels between geographic regions.

Other Operating Expenses

Leased Expense. Leased-in equipment expense for the Current Year Quarter was essentially flat compared with the Prior Year Quarter. Leased-in equipment for the Current Nine Months was $2.3 million lower compared with the Prior Nine Months, primarily due to the impairment of two leased-in vessels during the first quarter of 2020 and the amendment of one leased-in vessel during the third quarter of 2020.

Administrative and general. Administrative and general expenses for the Current Year Quarter were $0.2 million higher compared to the Prior Year Quarter. Administrative and general expenses for the Current Nine Months were $4.6 million lower compared to the Prior Nine Months, primarily due to a $3.0 million transaction fee paid in the Prior Year Quarter to SEACOR Holdings under the Tax Refund Agreement.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Nine Months was $0.5 million lower and $1.3 million higher compared to the Prior Year Quarter and Prior Nine Months, respectively, primarily due to net fleet change.

Gains (Losses) on Asset Dispositions and Impairments, Net. There were no vessel sales or impairment charges for the Current Year Quarter. During the Prior Year Quarter, the Company sold one specialty vessel and other equipment for $3.0 million cash and gains of $0.3 million all of which was recognized currently.

During the Current Nine Months, the Company sold one PSV vessel, three FSVs and set off debt payments with hull and machinery insurance proceeds for the liftboat SEACOR Power of $25.0 million, for a total of $30.1 million in cash, resulting in gains of $20.9 million all of which was recognized currently. The insurance proceeds from the SEACOR Power were primarily used to repay associated debt under the FGUSA Credit Facility as described in “Note 4. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q. During the Prior Nine Months, the Company sold two AHTS vessels and one specialty vessel previously removed from service, four FSVs, one specialty, one vessel under construction and other equipment for $21.6 million ($20.7 million in cash and $0.9 million in previously received deposits) resulting in gains of $1.2 million all of which was recognized currently. In addition, the Company recorded aggregate impairment charges of $12.5 million related to six liftboats (two leased-in and four owned) and one specialty vessel and recognized net losses of $4.5 million ($4.8 million loss due to the disposal of one vessel under construction, offset by a $0.3 million gain due to the redelivery of one leased-in AHTS vessel).

Other Income (Expense), Net

For the periods ended September 30, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other Income (Expense):
Interest income	$124	$34	$1,245	$1,212
Interest expense	(6,403)	(8,312)	(21,731)	(22,403)
SEACOR Holdings guarantee fees	—	(11)	(7)	(36)
Gain on debt extinguishment	—	—	61,994	—
Derivative gains, net	2	5	387	5,204
Foreign currency gains (losses), net	245	(911)	(878)	(8)
Gain from return of investments in 50% or less owned companies and other, net	9,442	—	9,441	—
	$3,410	$(9,195)	$50,451	$(16,031)

Interest income. Interest income for the Current Year Quarter compared with the Prior Year Quarter increased primarily due to a tax refund on a portion of interest paid.

Interest expense. Interest expense in the Current Year Quarter and Current Nine Months compared with the Prior Year Quarter and Prior Nine Months was lower primarily due to the repayment of the FGUSA Credit Facility and lower interest rates on floating rate debt. This decrease was offset by increases in interest associated with the SEACOR Alpine Shipyard Financing following delivery of one PSV in 2020 and increases in interest associated with the Tarahumara Shipyard Financing following delivery of one PSV in 2021.

Derivative gains, net. Net derivative gains during the Current Year Quarter compared to the Prior Year Quarter decreased due to the fair value of the Company’s conversion option liability embedded in the Company’s Convertible Senior Notes approximating zero in the Current Year Quarter. Net Derivative gains in the Current Nine Months compared to the Prior Nine Months was due to the fair value of the conversion option liability decreasing from $5.2 million to approximately zero in the Prior Nine Months; offset by gains realized on foreign currency forwards in the Current Nine Months.

Foreign currency gains (losses), net. Foreign currency gains for the Current Year Quarter compared to foreign currency losses for the Prior Year Quarter was primarily due to various changes in foreign currencies. Foreign currency losses for the Current Nine Months compared to the Prior Nine Months were higher primarily due to various changes in foreign currencies.

Gain from return of investments in 50% or less owned companies and other, net. Other gains during the Current Year Quarter and Current Nine Months were primarily due to a distribution of $12.0 million from the Company’s MEXMAR Offshore joint venture of which $9.4 million was in excess of the Company’s investment in the joint venture.

Income Tax Benefit

During the nine months ended September 30, 2021, the Company’s effective income tax rate of 24.56% was primarily due to foreign taxes not creditable against U.S. income taxes offset by the impact of foreign sourced income not subject to U.S. income taxes. For the nine months ended September 30, 2020, the Company’s effective income tax rate of 34.97% was primarily due to taxes provided on income attributable to noncontrolling interest, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and an adjustment for the acquisition of the remaining minority membership interest in a consolidated subsidiary.

Equity in Earnings (Losses) of 50% or Less Owned Companies

Equity in earnings (losses) of 50% or less owned companies for the Current Three Months compared with the Prior Three Months were $4.9 million higher and earnings for the Current Nine Months compared with the Prior Nine Months were $9.1 million higher due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
MexMar	3,634	$(327)	$8,256	$2,552
MEXMAR Offshore	—	—	2,562	—
SEACOR Arabia	1,250	298	427	2,099
OSV Partners	(473)	(315)	(1,502)	(1,094)
SEACOR Offshore Delta (f/k/a SEACOSCO)	—	—	—	(1,702)
Offshore Vessel Holdings	243	155	1,011	(178)
Other	(340)	(399)	(170)	(159)
	$4,314	$(588)	$10,584	$1,518

MEXMAR Offshore – UP Offshore Sale Transaction. On June 1, 2021, MEXMAR Offshore International LLC (“MEXMAR Offshore”), a joint venture 49% owned by an indirect wholly-owned subsidiary of SEACOR Marine, and 51% owned by a subsidiary of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), UP Offshore (Bahamas) Ltd. (“UP Bahamas”), a provider of offshore support vessel services to the energy industry in Brazil and a wholly owned subsidiary of MEXMAR Offshore, and certain of subsidiaries of UP Bahamas, completed the sale of eight vessels and certain Brazilian entities to Oceanpact Servicos Maritimos S.A. and its subsidiary, OceanPact Netherlands B.V., for a total purchase price of $30.15 million (the “UP Offshore Sale Transaction”). The UP Offshore Sale Transaction resulted in an equity earnings gain from 50% or less owned companies of $2.6 million.

MEXMAR Offshore – Distribution. On July 23, 2021, the Company received a distribution from its MEXMAR Offshore joint venture in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment balance of $2.6 million. The excess was recorded by the Company in the current quarter as a gain from return of investments in 50% or less owned companies.

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

As of September 30, 2021, the Company had unfunded capital commitments of $0.9 million for miscellaneous vessel equipment payable during 2022. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

As of September 30, 2021, the Company had outstanding debt of $350.5 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of September 30, 2021, are as follows:

Actual
Remainder 2021	$5,871
2022	29,712
2023	236,194
2024	44,334
2025	12,629
Years subsequent to 2025	60,144
$388,884

As of September 30, 2021, the Company held balances of cash and cash equivalents totaling $46.4 million. Additionally, the Company had $1.4 million available borrowing capacity under subsidiary credit facilities.

Summary of Cash Flows

The following is a summary of the Company’s cash flows (in thousands) for the nine months ended the following years:

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by or (used in):
Operating Activities	$4,944	$(27,397)
Investing Activities	74,973	6,346
Financing Activities	(72,909)	(16,820)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(21)	(949)
Net Increase in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	(171)	304
Net Increase (Decrease) in Cash, Restricted Cash and Cash Equivalents	$6,816	$(38,516)

Operating Activities

Cash flows provided by continuing operating activities increased by $32.3 million in the Current Nine Months compared with the Prior Nine Months. The biggest driver of the increase in cash flows provided by operations was the receipt of tax refunds under the CARES Act as described under “—Recent Developments—Tax Refund Agreement.” The components of cash flows used in continuing operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2021	2020
DVP:
United States, primarily Gulf of Mexico	$885	$(1,290)
Africa and Europe, Continuing Operations	6,629	16,861
Middle East and Asia	7,762	15,794
Latin America	15,328	8,868
Operating, leased-in equipment	(6,365)	(11,111)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(22,860)	(27,933)
SEACOR Holdings management and guarantee fees	(7)	(36)
Other, net (excluding non-cash losses)	168	—
Dividends received from 50% or less owned companies	4,515	2,117
	6,055	3,270
Changes in operating assets and liabilities before interest and income taxes	(18,636)	(17,371)
Restricted stock vested	(272)	(178)
Director share awards	435	755
Cash settlements on derivative transactions, net	(1,747)	(890)
Interest paid, excluding capitalized interest (1)	(14,895)	(14,651)
Interest received	1,245	1,212
Income taxes refunded, net	32,759	456
Total cash flows provided by (used in) operating activities	$4,944	$(27,397)
(1)

During the Current Nine Months and the Prior Nine Months, capitalized interest paid and included in purchases of property and equipment for continuing operations was $0.3 million and $0.7 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Nine Months, net cash provided by investing activities was $75.0 million, primarily as a result of the following:

•	capital expenditures were $6.6 million;
•	the Company sold three FSVs, one PSV and set off debt payments with hull and machinery insurance proceeds from the SEACOR Power of $25.0 million, for a total of $30.1 million;
•

the Company completed the sale of Windcat Workboats for net proceeds of $38.7 million ($42.2 million cash, less $3.5 million cash held at Windcat Workboats that was included in the assets purchased by the Windcat Buyer);

•	the Company made investments in, and advances to, its 50% or less owned companies of $0.7 million;
•	the Company received a distribution from its MEXMAR Offshore joint venture in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment balance of $2.6 million; and
•	the Company received $4.0 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes.

During the Prior Nine Months, net cash provided by investing activities was $6.3 million, primarily as a result of the following:

•	capital expenditures were $18.3 million;
•

the Company sold two AHTS vessels and one specialty vessel previously retired and removed from service, four FSVs, one vessel under construction and other equipment for net proceeds of $21.6 million ($20.7 million cash and $0.9 million in previously received deposits);

•	construction reserve funds account transactions included withdrawals of $12.9 million;
•

the Company completed the acquisition of SEACOR Offshore Delta LLC (formerly known as SEACOSCO Offshore LLC). The price payable for the membership interests was $28.2 million, $8.4 million of which was paid at the closing of the transaction on September 30, 2020;

•	the Company made investments in, and advances to, its 50% or less owned companies of $1.0 million; and
•	the Company received $0.5 million in, and advances to, its 50% or less owned companies for principal payments on notes.

Financing Activities

During the Current Nine Months, net cash used in financing activities was $72.9 million.

•	The Company made scheduled payments on long-term debt and other obligations of $72.1 million; and
•	the Company made payments on debt extinguishment costs of $0.8 million.

During the Prior Nine Months, net cash used in financing activities was $16.8 million.

•	The Company made scheduled payments on long-term debt and obligations of $16.8 million.

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

While the COVID-19 pandemic has reduced the demand for the Company’s products and services, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or on the Company’s ability to meet its financial maintenance covenants in its various credit facilities. The Company's primary credit facility requires the Company to maintain a minimum of $35.0 million of cash on hand (including restricted cash) at all times. As of September 30, 2021, the Company's cash balances used to test compliance with this covenant was $46.4 million, which the Company believes is sufficient to maintain compliance with this covenant for the foreseeable future. However, if the effect of the COVID-19 pandemic on the Company's business becomes more severe, for example by further reducing demand for the Company’s products and services or causing customers not to make their payments on time, the Company may be required to seek amendments to the covenant to avoid a default under the facility.

Off-Balance Sheet Arrangements

For a discussion of the Company’s off-balance sheet arrangements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2020 Annual Report. There has been no material change in the Company’s off-balance sheet arrangements during the nine months ended September 30, 2021.

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

Contingencies

For a discussion of the Company’s contingencies, see “Note 9. Commitments and Contingencies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2020 Annual Report. There has been no material change in the Company’s exposure to market risk during the nine months ended September 30, 2021.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2021. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and is coordinating these efforts with the U.S. Coast Guard. The Company expects salvage costs to be covered by insurance proceeds. Although the Company does not expect the incident to result in a significant impact on the environment, if there is environmental damage the Company may be responsible for any required clean-up activities and could be subject to related fines and other penalties.

The capsizing of the SEACOR Power has garnered significant attention from the media as well as local, state and federal stakeholders. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the incident and the Company is fully cooperating with the investigation in all respects and continues to gather information about the incident. It is expected that the joint NTSB and U.S. Coast Guard investigation will take a significant period of time to complete, possibly as long as two years or longer. It is also possible that other state and federal legislatures and/or agencies or other regulators will initiate investigations of the incident. Depending on the outcome of these investigations, the Company may be subject to fines and other penalties including being restricted or prohibited from operating vessels in the Gulf of Mexico for a period of time. In addition, adverse findings in any investigation could harm the Company’s reputation and, in turn, the Company’s competitiveness, or impact the Company’s ability to market and operate liftboats.

Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation Action, which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. The claimants have asserted, among other things, that the Company and/or the third parties failed to properly to assess weather conditions, failed to provide adequate equipment for the job, failed to maintain the vessel or perform adequate safety meetings, among other claims and allegations. Potential claimants had until September 1, 2021 to file an additional claim in the Limitation Action. The Company cannot predict the outcome of any such legal proceedings but if it is found liable, any related losses could be significant. Furthermore, the costs incurred in litigation can be substantial, regardless of the outcome.

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

There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the incident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business. These uncertainties are likely to continue for a significant period. In addition, while the Company believes its existing insurance policies will adequately cover certain losses, the ultimate amount of losses, potential fines and penalties, and insurance proceeds cannot be determined at this time and may depend on the outcome of any investigation.  See “Risk Factors –The Company’s insurance coverage may be inadequate to protect it from the liabilities that could arise in its business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

As a result of the foregoing factors, the SEACOR Power incident has had, and could continue to have, a material adverse impact on the Company’s business, competitive position, financial performance, cash flows, prospects and liquidity. The risks associated with the incident could also heighten the impact of the other risks to which the group is exposed as further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
July 1, 2021 to July 31, 2021	—	—	—	—
August 1, 2021 to August 31, 2021	—	—	—	—
September 1, 2021 to September 30, 2021	—	—	—	—

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

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

SEACOR Marine Holdings Inc. (Registrant)

DATE:	November 4, 2021	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

DATE:	November 4, 2021	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
DATE:	November 4, 2021	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)