Form 10-K
period 2021-12-31
SEACOR Marine Holdings Inc.
filed 2022-03-10
CIK 1690334

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☒

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2021 was approximately $96.2 million based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock outstanding as of March 4, 2022 was 25,992,237.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

On January 12, 2021, the Company completed the announced sale of Windcat Workboats Holdings Ltd (“Windcat Workboats”), the Company’s indirect wholly owned subsidiary, and the crew transfer vessel (“CTV”) business of Windcat Workboats (the “Windcat Workboats CTV Business”), which was previously classified as assets held for sale as of the end of the fourth quarter 2020. Unless the context indicates otherwise, the results for all periods presented exclude the CTV operations of the Windcat Workboats CTV Business which are classified as Discontinued Operations.

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

						Owned Fleet
	Owned	Joint- Ventured	Leased - in	Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2021 (1)
Supply	20	15	—	—	35	5	5	15
FSV	23	5	1	1	30	9	5	18
Liftboats (2)	9	—	—	—	9	11	7	2
AHTS	4	—	2	—	6	13	1	3
Specialty (3)	1	—	—	—	1	13	—	1
	57	20	3	1	81	8	18	39
2020
Supply	15	27	—	1	43	4	1	14
FSV	26	5	1	1	33	8	8	18
Liftboats	14	—	1	—	15	13	12	2
AHTS	4	—	2	—	6	12	1	3
Specialty	—	3	—	—	3	—	—	—
CTV - Discontinued Operations(3)	40	5	—	—	45	10	—	40
CTV - Continuing Operations(3)	1	—	—	—	1	12	—	1
	100	40	4	2	146	7	22	78
2019
Supply	4	34	—	2	40	8	—	4
FSV	30	5	1	1	37	10	10	20
Liftboats	14	—	2	—	16	12	12	2
CTV - Discontinued Operations	37	5	—	—	42	9	—	37
CTV - Continuing Operations	1	—	—	—	1	11	—	1
AHTS	4	—	4	—	8	11	1	3
Specialty	1	3	—	1	5	9	—	1
	91	47	7	4	149	9	23	68

(1)

As of December 31, 2021, 54 of the Company’s owned and leased-in vessels were outfitted with dynamic positioning (“DP”) systems. DP systems enable vessels to maintain a fixed position in close proximity to a rig or platform. The most technologically advanced DP systems have enhanced redundancy in the vessel’s power, electrical, computer and reference systems enabling vessels to maintain accurate position-keeping even in the event of failure of one of those systems (“DP-2”) and, in some cases, in the event of fire and flood (“DP-3”).

(2)	In the second quarter of 2021, the Company removed from service four liftboats. Removed from service vessels are not counted in active fleet count.
(3)

One owned vessel classified as a CTV Continuing Operations as of December 31, 2020 was reclassified as a specialty vessel as of January 12, 2021. The vessels categorized as CTV- Discontinued Operations in 2020 primarily consisted of the Windcat Workboats CTVs sold in January 2021.

Supply vessels (also known as platform supply vessels (“PSVs”)) generally range from 190 to more than 300 feet in length and are primarily used to deliver general cargo, drilling fluids, bulk products, methanol, diesel fuel and water to rigs and platforms where drilling and work-over activity is underway. These vessels are capable of being modified for a wide variety of other uses and missions, including, but not limited to, construction support typically when fitted with a crane, standby, security, firefighting, and accommodation. Relevant differentiating features of supply vessels are total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and bulk products used in the drilling process, tank storage for water and fuel oil, fuel efficiency and accommodation capacity. Additional factors in the commercial marketability of supply vessels are operating draft because certain markets are limited in the size of vessel that can work safely, local flag preference, cabotage requirements and regulations. To improve station keeping ability, many modern supply vessels have DP systems capabilities. As of December 31, 2021, all 20 of the owned supply vessels and 11 of the 15 joint-ventured supply vessels were equipped with DP-2. The remaining joint-ventured supply vessels were equipped with DP-1. To improve fuel efficiency, reduce carbon and other emissions, and provide greater redundancy, supply vessels are sometimes equipped with hybrid power systems. As of December 31, 2021, six of the 20 owned supply vessels, and three of the 15 joint-ventured supply vessels were equipped with hybrid power systems.

Fast support vessels (“FSVs”) are aluminum hull vessels used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations at greater speeds than traditional steel hull support vessels. FSVs can be catamaran or mono-hull vessels ranging from 145 to 205 feet in length and capable of speeds between 20 to 45 knots with capacities to carry special cargo, support both drilling operations and production services and transport passengers. The Company’s FSV fleet includes vessels that have a passenger capacity of 36 to 150 and, on certain newer FSVs, include reclining seating, ambient lighting and other features to enhance comfort and marketability for passenger transport. FSVs built within the last ten years are sometimes equipped with DP-2 systems, firefighting equipment, hospitals, walk to work and ride control systems for greater comfort and performance. As of December 31, 2021, 22 of the 24 owned and leased-in FSVs were equipped with DP-2 and two were equipped with DP-3. As of December 31, 2021, four of the five joint-ventured FSVs were not equipped with DP and the remaining joint-ventured vessel was equipped with a DP-2 system. We have been a pioneer in improving the fuel efficiency of FSV’s.  For instance, our FSV fleet is comprised of vessels with semi-displacement hulls and many of our vessels include Ride Control Technology that optimizes vessel trim and dampens acceleration to reduce fuel consumption.  We have also been exploring additional means to cut down on fuel consumption of FSVs.  We continue to optimize our hulls by partnering with Incat Crowther to design more efficient hulls through computer modeling and tank testing, and through the installation of whole hull ultrasonic antifouling systems.  This new technology is currently on four of our FSVs.

Liftboats provide a self-propelled, stable platform to perform wind farm installation and maintenance, production platform construction, inspection, maintenance and removal, well intervention and work-over, well production enhancement, well plug and abandonment, pipeline installation and maintenance and diving operations. The length of jacking legs (235 feet to 335 feet for the Company’s liftboats) determines the water depth in which these vessels can work. Other differentiating features are crane lifting capacity and reach, clear deck area, helipad and electrical generating power and accommodation capacity. Liftboats are used in all of our operating areas. As of December 31, 2021, three of the nine owned liftboats were equipped with DP-2, one with DP-1 and the remaining liftboats were not equipped with DP. Liftboats can support projects while elevated out of the water, shutting down all main engines and relying on one generator during the project, realizing a significant reduction in fuel consumption over vessels that would have to run all engines.

Anchor handling towing supply (“AHTS”) vessels are used primarily to support offshore drilling activities by towing, positioning and mooring drilling rigs and other marine equipment. AHTS vessels are also used to carry and launch equipment such as remote operated vehicles (“ROVs”) used underwater in drilling and well installation, maintenance, and repair and transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations, including floating wind farm installations. The defining characteristics of AHTS vessels are: (i) horsepower (“bhp”); (ii) bollard pull, which is the pulling capacity of the AHTS vessel and is important for towing and positioning rigs; (iii) winch size in terms of “line pull” and brake holding capacity; and (iv) wire storage capacity. The Company’s fleet of AHTS vessels has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS vessels are equipped with DP systems and can also carry drilling fluids and bulk products below-deck. As of December 31, 2021, all six of the Company’s owned and leased-in AHTS vessels were equipped with DP-2.

Specialty vessels include anchor handling tugs, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services. As of December 31, 2021, the one owned specialty vessel was not equipped with DP.

In addition to its existing fleet, as of December 31, 2021, the Company has a construction project in progress for one U.S.-flag, DP-2 FSV with an uncertain delivery date as the Company, at its option, may defer its construction for an indefinite period of time.

Markets

The Company operates its fleet in four principal geographic regions: the United States (“U.S.”), primarily in the Gulf of Mexico; Africa and Europe, primarily in West Africa and the North Sea; the Middle East and Asia; and Latin America, primarily in Mexico and Guyana. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among its geographic regions, subject to flag restrictions, as changes in market conditions dictate.

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

	2021	2020	2019
United States, primarily U.S. Gulf of Mexico:
Supply	3	2	2
FSV	4	7	7
Liftboats	6	12	12
AHTS	2	2	3
Specialty	—	—	1
	15	23	25
Africa and Europe, continuing operations:
Supply	3	3	7
FSV	10	10	10
AHTS	3	3	4
Liftboat	—	1	1
CTV Discontinued Operations	—	45	41
	16	62	63
Middle East and Asia:
Supply	7	10	9
FSV	9	9	12
Liftboats	2	2	2
CTV Discontinued Operations	—	—	1
CTV Continuing Operations	—	1	1
AHTS	1	1	1
Specialty	1	—	1
	20	23	27
Latin America:
Supply	22	28	22
FSV	7	7	8
Liftboats	1	—	1
Specialty	—	3	3
	30	38	34
Total Foreign Fleet	66	123	124
Total Fleet	81	146	149

United States, primarily U.S. Gulf of Mexico. As of December 31, 2021, 15 vessels were located in the U.S. Gulf of Mexico, including 12 owned, two leased-in and one managed-in. The Company’s vessels in this market support deepwater anchor handling, fast cargo transport, general cargo transport, well intervention, work-over, decommissioning and diving support operations.

Africa and Europe, continuing operations. As of December 31, 2021, 16 vessels were located in the region, including 15 owned and one leased-in. The Company’s vessels in this area generally support projects for major oil companies, primarily in Angola and Nigeria, and the construction and maintenance of offshore wind turbines. On January 12, 2021, the Company completed the sale of its Windcat Workboats CTV Business, comprised of 46 CTVs (45 active vessels and one vessel previously removed from service) located in Europe providing crew transfer to offshore wind platforms.

Middle East and Asia. As of December 31, 2021, 20 vessels that were located in the Middle East and Asia were all owned. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Egypt, Israel and Malaysia and countries along the Arabian Gulf and Arabian Sea, such as Saudi Arabia, the United Arab Emirates and Qatar.

Latin America. As of December 31, 2021, 30 vessels were located in this region, including 10 owned and 20 joint-ventured. Of these joint-ventured vessels, (i) 16 are owned by Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), a joint venture company that is 49% owned by SEACOR Marine International LLC (“SMI”), a wholly owned subsidiary of SEACOR Marine, and 51% owned by subsidiaries of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), and (ii) four are owned by Offshore Vessels Holding, S.A.P.I. DE. C.V. (“OVH”), a joint venture company that is 49% owned by SMI and 51% owned by a subsidiary of CME. These vessels, consisting of a fleet of FSVs, supply, specialty and liftboat vessels, provide support for exploration and production activities in Mexico and Guyana. From time to time, the Company’s vessels also work in Trinidad and Tobago, Brazil and Colombia.

Seasonality

The demand for the Company’s fleet can fluctuate with weather conditions because maintenance, construction and decommissioning activities are planned during times of the year with more favorable weather conditions. Seasonality is most pronounced for the liftboat fleet in the U.S. Gulf of Mexico and Europe, and offshore support vessels in the Europe, Middle East and West Africa, with peak demand normally occurring during the summer months. As a consequence of this seasonality, the Company typically schedules drydockings or other repair and maintenance activity during the winter months.

Customers and Contractual Arrangements

The Company’s principal customers are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as wind farm operators, and wind farm installation and maintenance companies. Consolidation of oil and natural gas companies through mergers and acquisitions over the past several years has reduced the Company’s customer base. This, together with the depressed oil and gas price environment that began in 2014 has negatively affected exploration, field development and production activity as consolidated companies continue to focus on increasing or maintaining efficiency and controlling costs and delay or abandon exploration activity and facilities with less promise.

During the year ended December 31, 2021, two customers, SEACOR Marine Arabia LLC, a joint venture that is 45% owned by a subsidiary of SEACOR Marine, through which vessels are in service to Saudi Aramco, and Exxon Mobil, were each responsible for over 10% of the Company’s consolidated operating revenues from continuing operations. Saudi Aramco and Exxon Mobil were responsible for 17% and 21%, respectively, of the Company’s consolidated revenues from continuing operations in 2021. The Company’s ten largest customers accounted for approximately 76% of the consolidated revenues from continuing operations in 2021. The loss of one or more of these customers could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Risks of Foreign Operations

For the years ended December 31, 2021, 2020, and 2019, 88%, 89%, and 75%, respectively, of the Company’s operating revenues from continuing operations and $15.4 million, ($7.5) million and ($13.5) million, respectively, of the Company’s equity in earnings gains (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows or prospects. See the risk factors regarding international operations in “Item 1A. Risk Factors.”

Government Regulation

The Company’s ownership, operation, construction and staffing of vessels is subject to significant regulation under various international, federal, state and local laws, regulations and conventions, including international conventions and ship registry laws of the nations under which the Company’s vessels are flagged, especially with respect to foreign ownership, health, safety, environmental protection and vessel and port security.

Regulatory Matters

Most of the vessels operated by the Company are registered in foreign jurisdictions, with the remainder registered in the U.S. Vessels are subject to the laws of the applicable jurisdiction as to ownership, registration, manning, environmental protection and safety. In addition, the Company’s vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”); (ii) the International Convention for the Safety of Life at Sea, 1974 and 1978 Protocols (“SOLAS”); and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”).

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

To facilitate compliance with the Jones Act, the Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws: (i) limit the aggregate percentage ownership by non-U.S. citizens of any class of the Company’s capital stock (including Common Stock) to 22.5% of the outstanding shares of each such class to ensure that ownership by non-U.S. citizens will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorize the Company’s Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%; (ii) permit the institution of a dual stock certification system to help determine such ownership; (iii) provide that any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against the Company and prohibit the Company and its transfer agent from registering such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as a stockholder of the Company for any purpose whatsoever except to exercise its remedies; (iv) provide that any such excess shares shall not have any voting or dividend rights; (v) permit the Company to redeem any such excess shares; and (vi) permit the Board of Directors to make such reasonable determinations as may be necessary to ascertain such ownership and implement such limitations. In addition, the Company’s Third Amended and Restated By-Laws limit the number of non-U.S. citizens that may serve as directors and restrict any non-U.S. citizen officer from acting in the absence or disability of the Chairman of the Board of Directors, the Chief Executive Officer or the President. For more information, see the Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws, which are filed as exhibits to this Annual Report on Form 10-K.

The Maritime Labour Convention, 2006 (the “MLC”) establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC defines seafarer to include all persons engaged in work on a vessel in addition to the vessel's crew. Under this MLC definition, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be potentially responsible for salaries and/or benefits of third-parties that may board one of its vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. Although the U.S. is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when visiting a port in a country that is a party to the MLC. As part of its safety management system (“SMS”), the Company maintains a fleetwide plan designed to comply with the MLC to the extent applicable to its vessels.

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

Under provisions of the Merchant Marine Act of 1936 and Chapter 563 of Title 46 of the United States Code, the Company’s U.S.-flag vessels are subject to requisition, charter or purchase by the U.S. government under certain terms and conditions during a national emergency declared by Presidential Proclamation as described further in the risk factor under the heading “The Company’s U.S.-flag vessels are subject to requisition for ownership or use by the U.S. in case of national emergency or national defense need” under “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Vessels registered under other flag states may also be subject to requisition or purchase in accordance with applicable local law.

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

The International Safety Management Code (“ISM Code”), adopted by the International Maritime Organization (the “IMO”) as an amendment to SOLAS, provides international standards for the safe management and operation of ships and for the prevention of marine pollution from ships. The U.S. enforces the ISM Code for all U.S.-flag vessels and those foreign-flag vessels that call at U.S. ports. All of the Company’s vessels that are 500 or more gross tons are required to be certified under the standards set forth in the ISM Code’s safety and pollution protocols. The Company also voluntarily complies with these protocols for some vessels that are under the mandatory 500-gross ton threshold and many of the Company’s customers contractually require compliance with these protocols regardless of the gross tonnage of the vessel. Under the ISM Code, vessel operators are required to develop an extensive SMS applicable to the vessel and shoreside personnel that includes, among other things, the adoption of a written system of safety and environmental protection policies setting forth instructions and procedures for operating their vessels subject to the ISM Code and describing procedures for responding to emergencies. The ISM Code also requires a Document of Compliance to be obtained for the vessel manager and a Safety Management Certificate to be obtained for each vessel subject to the ISM Code that it operates or manages. The Company has complied with these requirements.

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

Regulatory Compliance

The Company does not expect that it will be required to make capital expenditures in the near future to comply with applicable laws and regulations that would have a material adverse effect on its financial position, results of operations, cash flows or prospects. The Company is subject to extensive federal, state, local and international environmental and safety laws and regulations and to comprehensive international conventions, including laws and regulations related to the discharge of oil and pollutants into waters regulated thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, any of which could be material. However, because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations.

OPA 90 establishes a regulatory and liability regime for the protection of the environment from oil spills. OPA 90 applies to owners and operators of facilities operating near navigable waters of the U.S., and owners, operators and bareboat charterers of vessels operating in U.S. waters, which include the navigable waters of the U.S. and the 200-mile exclusive economic zone around the U.S. (the “EEZ”). For purposes of its liability limits and financial responsibility and response planning requirements, OPA 90 differentiates between tank vessels (such as chemical and petroleum product vessels and liquid tank barges) and “other vessels” (such as the Company’s offshore support vessels).

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

OPA 90 limits liability for responsible parties for non-tank vessels, such as the Company’s, to the greater of $1,200 per gross ton or $997,100. These liability limits do not apply (a) if an incident is caused by the responsible party’s violation (or the violation of a person acting pursuant to a contract with the responsible party) of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, (b) if the responsible party fails or refuses to report the incident or to provide reasonable cooperation and assistance in connection with oil removal activities as required by a responsible official or (c) if the responsible party fails or refuses to comply with an order issued under OPA 90.

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

Under the Nontank Vessel Response Plan Final Rule issued by the USCG in 2013, owners and operators of nontank vessels are required to prepare Nontank Vessel Response Plans. The Company expects its current pollution liability insurance to cover spill removal costs and damage, subject to coverage deductibles and limitations, including a cap of $1.0 billion. The Company’s business, financial position, results of operations, cash flows or prospects could be material adversely affected if the Company incurs spill liability under circumstances in which the Company’s insurance does not provide coverage, the Company’s underwriters fail or refuse to pay a covered claim, or the loss exceeds the Company’s coverage limitations.

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

The Clean Water Act (“CWA”) prohibits the discharge of “pollutants” into the navigable waters of the U.S. The CWA also prohibits the discharge of oil or hazardous substances into navigable waters of the U.S. and the EEZ around the U.S. and imposes civil and criminal penalties for unauthorized discharges, thereby exposing the Company to potential liability that is in addition to its exposure arising under OPA 90 and CERCLA.

The CWA also established the National Pollutant Discharge Elimination System (“NPDES”) permitting program, which governs discharges of pollutants into navigable waters of the U.S. Pursuant to the NPDES permitting program, the EPA has issued Vessel General Permits covering discharges incidental to normal vessel operations. The EPA issued the 2013 Vessel General Permit (“2013 VGP”) with an initial five-year term. In light of the legislation described below, the 2013 VGP continues to apply to the Company’s U.S.-flag and foreign-flag commercial vessels that are at least 79 feet in length and operate within the three-mile territorial sea of the U.S. The 2013 VGP requires vessel owners and operators to adhere to “best management practices” to manage the covered discharges that occur normally in the operation of a vessel, including ballast water, and implements various training, inspection, monitoring, record keeping, and reporting requirements, as well as corrective actions upon identification of deficiencies. The Company has filed a Notice of Intent to be covered by the 2013 VGP for each of its ships that operate in U.S. waters.

On December 4, 2018, the U.S. Congress enacted the Vessel Incidental Discharge Act (“VIDA”), establishing a new framework for the regulation of discharges incidental to the normal operations of vessels. In October of 2020, the EPA published proposed performance standards for vessel incidental discharges and is in the process of promulgating final standards. VIDA requires the USCG to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards. VIDA extends the 2013 VGP’s provisions, leaving them in effect until new regulations are final and enforceable. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the 2013 VGP, including submission of annual reports. The Company can provide no assurance as to when the new regulations and performance standards will be issued, nor can it predict what additional costs it may incur to comply with any such new regulations and performance standards.

Many countries have ratified and apply the liability scheme adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”). Some of these countries have also adopted the 1992 Protocol to the 1969 Convention (the “1992 Protocol”). Under both the 1969 Convention and the 1992 Protocol, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil from ships carrying oil in bulk as cargo, subject to certain defenses. These conventions also limit the liability of the shipowner under certain circumstances, provided the discharge was not caused by the shipowner’s actual fault or intentional or reckless misconduct.

Vessels trading to countries that are parties to these conventions must provide evidence of insurance covering the liability of the owner. The Company believes that its Protection and Indemnity insurance should cover any liability under these conventions, subject to applicable policy deductibles, exclusions and limitations.

The U.S. is not a party to the 1969 Convention or the 1992 Protocol, and thus OPA 90, CERCLA, CWA and other federal and state laws apply in the U.S. as discussed above. In other jurisdictions where the 1969 Convention has not been adopted, various local legislative and regulatory schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to the 1969 convention.

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, was adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea, and in the EEZs, of the countries that are party to it. Although the U.S. has not ratified this convention, U.S.-flag vessels operating internationally are subject to it when they sail within the territorial waters of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.

The National Invasive Species Act (“NISA”) was enacted in the U.S. in 1996 in response to growing reports of harmful organisms being released into U.S. waters through ballast water received in foreign ports. The USCG adopted regulations under NISA that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. All new vessels constructed on or after December 1, 2013, regardless of ballast water capacity, must comply with these requirements on delivery from the shipyard absent an extension from the USCG. For non-exempt vessels, ballast water treatment equipment may be required to be used on the vessel. In response to these requirements, the Company’s ships operating in the U.S. waters currently use water from U.S. public systems. Some U.S. states have enacted legislation or regulations to address the introduction of invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s 2013 VGP certification. Other states may proceed with the enactment of similar requirements that could increase the Company’s costs of operating in state waters.

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

MARPOL also addresses air emissions, including emissions of sulfur and nitrous oxide (“NOx”), from vessels, including a requirement to use low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. Since January 1, 2020, vessels worldwide have been required to use fuel with a sulfur content no greater than 0.5%, which is a reduction from the prior limit of 3.5%. MARPOL also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes irrespective of the tonnage of the vessel into which such an engine is installed. The actual NOx limit is determined by a variety of factors, including the vessel’s construction date, the rated speed of the vessel’s engine, and the area in which the vessel is operating.

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

Various international conventions and federal, state and local laws and regulations have been considered or implemented to address the environmental effects of emissions of greenhouse gases, such as carbon dioxide and methane. The U.S. Congress has considered, but not adopted, legislation designed to reduce emission of greenhouse gases. At United Nations climate change conferences over the past few decades, various countries have agreed to specific international accords or protocols to establish limitations on greenhouse gas emissions. In December 1997, the Kyoto Protocol was adopted pursuant to which member parties agreed to implement national programs to reduce emissions of greenhouse gases. At the 2015 United Nations climate change conference in Paris, various countries adopted the Paris Agreement, which seeks to reduce emissions in an effort to slow global warming. The U.S. signed the Paris Agreement in 2016 and, after withdrawing from it for a short period, remains a signatory thereto. The Paris Agreement does not specifically mention shipping.

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

For operation within the European Union (“E.U.”), the Company’s vessels need to meet the E.U. Ship Recycling Regulation (E.U. SRR) that requires survey and record of Inventory of Hazardous Materials (IHM). The Company’s fleet is being impacted by changes to MARPOL and the International Code for the Construction and Equipment of Ships carrying Dangerous Chemicals in Bulk (IBC Code). These changes limit the number of Chemical NLS cargoes that the Company’s vessels can carry as certain cargoes traditionally categorized as Pollution Only are now categorized as Safety or Toxic and require additional systems, segregations in place that may well preclude their carriage. Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, the E.U., U.S. or other countries where the Company operates that restrict emissions of greenhouse gases could result in financial and operational impacts on the Company’s business (including potential capital expenditures to reduce such emissions). In addition, there may be significant physical effects of climate change from such emissions that have the potential to negatively impact the Company’s customers, personnel, and physical assets, any of which could adversely impact cargo levels, the demand for the Company’s services, or the Company’s ability to recruit personnel.

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

To implement certain portions of the U.S. Maritime Transportation Security Act of 2002 (“MTSA”), in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the U.S. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the International Ship and Port Facility Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The chapter imposes various detailed security obligations on vessels and port authorities. Included in the various requirements under MTSA and/or the ISPS Code are the following:

•	onboard installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications;
•	onboard installation of ship security alert systems;
•	the development of vessel security plans and, if applicable, facility security plans;
•	the implementation of a Transportation Worker Identification Credential program in the U.S.; and
•	compliance with flag state security certification requirements.

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

In response to these security programs, the Company has implemented security plans and procedures designed to address applicable security standards.

Industry Hazards and Insurance

Vessel operations involve inherent risks associated with carrying large volumes of cargo and rendering services in a marine environment. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in death or injury to personnel, damage to equipment, loss of operating revenues, contamination of cargo, pollution and other environmental damages and increased costs. The Company maintains hull, liability and war risk, general liability, workers compensation and other customary insurance subject to various deductions, exclusions and coverage caps. The Company also conducts training and safety programs to promote a safe working environment and minimize and respond to hazards.

Employees and Human Capital Management

On September 17, 2020, the Company announced the formation of a sustainability council to oversee the Company’s enhanced environmental, social and governance (“ESG”) program (the “Sustainability Council”). In conjunction with this announcement, the Sustainability Council published an ESG presentation and launched a new section of the Company’s website to highlight both the Company’s track record of sustainable practices, as well as its future plans to further enhance its ESG efforts. On December 13, 2021, the Sustainability Council published its Inaugural Sustainability Report documenting the Company’s recent achievements in three areas: commitment to employees, environmental impact and responsibility as a global citizen.

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

As part of the Company’s ESG efforts and with the assistance of the Sustainability Council, the Company’s Chief Executive Officer has the primary responsibility for developing, managing, and executing the Company’s human capital strategy. As of December 31, 2021, the Company employed 1,616 individuals directly and indirectly (through crewing or manning agreements), none of whom are members of a union under the terms of an ongoing agreement. Management considers relations with its employees to be good. The Company believes that its success is driven by its employees, and its human capital strategy focuses on the following key areas:

Health and Safety: The Company’s health and safety programs, namely its SMS, are implemented to comply with applicable regulations and follow global standards, as well as address the specific hazards of the Company’s various work environments. The Company regularly conducts management reviews, audits, and inspections onboard its vessels and shore side locations to ensure compliance with applicable regulations, policies, and procedures. The Company is also audited annually by an independent classification society to confirm compliance with applicable regulations and standards. The Company utilizes several metrics to assess the performance of its health and safety policies, procedures, and initiatives, including pollution incidents, lost time incidents, medical incidents, and fatalities. In fiscal year 2021, the Company worked over 4.5 million man-hours across its global businesses. During this period, the Company recorded one pollution incident, four lost time incidents, two medical incidents, six employee fatalities, and a total recordable incident rate of 0.531. These statistics include the capsizing of the SEACOR Power. In fiscal year 2020, the Company worked over 5.4 million man-hours across its global businesses, and recorded zero pollution incidents, zero medical incidents, and a total recordable incident rate of 0.037.

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, encountered severe weather and capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The NTSB and USCG are currently investigating to determine the cause of the incident. The Company is fully cooperating with the investigations in all respects and continues to gather information about the incident. It is expected that the NTSB and USCG investigations will take a significant period of time to complete.

COVID-19 Health Measures: Since the onset of the COVID-19 pandemic, the health and safety of the Company’s employees has been its highest priority, with the Company conducting regular COVID-19 Response Management Meetings. Management has been mandated to immediately implement several changes to enhance COVID-19 safety and to mitigate related work environment health risks. For the Company’s offshore operations, these changes included providing personal protective equipment such as protective eyewear, medical suits, medical nitrile gloves, boot covers, face masks, anti-bacterial hand soap and alcohol sanitizers, digital infrared thermometers, and Biohazard Spill-Paks. In addition to providing personal protective equipment, the Company implemented COVID-19 vessel response plans across its global fleet which included quarterly fleet-wide shoreside pandemic illness drills and additional COVID onboard illness drills, as well as developed a health screening questionnaire and related guidelines. For the Company’s other employees, this included enhancing remote working capabilities as well as other arrangements. In addition, the Company provided access to short-term counseling for any employees dealing with the stress of COVID-19 or other issues. SEACOR Marine is committed to a robust COVID-19 response and is, among other initiatives, installing hydroxyl generators in vessel heating, ventilation, and air conditioning systems primarily to destroy pathogens, viruses and bacteria on surfaces and in the air. The Company will dynamically adjust its COVID-19 response to appropriately address the risks presented by the pandemic.

Diversity and Inclusion: The Company recognizes the value of diversity and inclusion within its organization and strives to ensure that its workplace reflects the diverse communities in which it operates in order to promote collaboration, innovation, creativity and belonging. The Sustainability Council has been mandated by the Nominating and Governance Committee to develop strategies to promote diversity and inclusion in the workplace, and oversees the Company’s Diversity and Inclusion Committee which is responsible for developing policies and practices to recruit, support, promote and retain staff with diverse backgrounds, experiences and attributes.

The Company is proud of its diverse workforce and cross-cultural competences and, as of December 31, 2021, employed individuals from over 37 countries. The Company further recognizes that the maritime industry has traditionally been male dominated, and as a result, the Company is seeking to increase the representation of women by developing practical and innovative strategies. As of December 31, 2021, 29% of SEACOR Marine’s onshore workforce was female, while only a small fraction of its at sea workforce was represented by female seafarers. SEACOR Marine is committed to continue to recruit and employ qualified candidates regardless of their gender or cultural background or identity.

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

Employee Benefits: The Company believes in the importance of offering its employees competitive salaries and wages, together with comprehensive insurance options. The Company recognizes the importance of comprehensive benefits, including medical, prescription drug, vision, dental, life, disability and flexible spending, employees and their family members are provided with tools and resources to assist in adopting and maintaining a healthy lifestyle. The Company pays the cost of basic life insurance, accidental death and dismemberment insurance, short-term and long-term disability for its employees. Additionally, employees may purchase supplemental life, dependent life, and additional long-term disability insurance. Other valuable benefits provided by the Company include life and travel assistance programs, will preparation and a 401(k) plan.

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

Risk Factors Related to the Company’s Business and Industry

•	fluctuating prices and decreased demand for oil and natural gas;
•	decreased demand for offshore oil and natural gas exploration, development and production;
•	COVID-19 pandemic and its impact on the price of oil, demand for oil, and demand for services;
•	COVID-19 pandemic, health epidemics and other outbreaks and their impact and disruption to business operations and workforce;
•	restrictions and limitations imposed by credit facilities on operating and financial flexibility;
•	debt structure;
•	changes in the method of determining the London Interbank Offered Rate;
•

downward pricing pressures on the price of crude oil and natural gas resulting from unconventional crude oil and natural gas sources and improved economics of producing natural gas and oil from such sources;

•	losses or impairment charges related to sold or idle vessels;
•	ability to retain customers due to a failure to maintain an acceptable safety record;
•	increase in competition in the offshore marine service industry;
•	oversupply of vessels or equipment serving offshore oil and natural gas operations may adversely impact charter rates for vessels and equipment;
•	loss of significant customers;
•	consolidation of customer base may adversely affect demand for services and reduction in revenue;
•	inability to maintain or replace vessels as they age;
•	failure to successfully complete construction or conversion of vessels, repairs, maintenance or routine drydockings on schedule and on budget;
•	seasonal factors and their impact on business operations and workforce;
•	incurring high levels of fixed costs regardless of business activity levels;
•	incurring higher than expected costs to return previously cold-stacked vessels to class as the markets recovers or marketing strategies change;
•	inability to renew or replace expiring contracts for vessels;
•	early termination of vessel contracts may adversely affect operations;
•	increased domestic and international laws and regulations, including additional laws and regulations in the event of high-profile incidents;
•	changes in federal government regulation of offshore resources for the production of oil and natural gas;
•	changes in laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business;
•	changes in climate change, environmental regulations and environmental expectations;
•	instability of political, military and economic conditions in foreign countries;
•	business operation disruptions and exposure to liability caused by hazards inherent for the operation of vessels;

•	inadequacy of insurance coverage;
•	adverse affects and additional risks to business resulting from significant corporate transactions;
•	prohibition of operation of offshore support vessels in the U.S. resulting from failure to restrict the amount of ownership of the Company’s Common Stock by non-U.S. citizens;
•	repeal, amendment, suspension or non-enforcement of the Jones Act;
•	inability to sell off a portion of the business or forfeiture of vessels resulting from restrictions placed on non-U.S. citizen ownership;
•

restrictions placed by the Company’s incorporation and formation documents limiting ownership of Common Stock by individuals and entities that are not U.S. citizens may affect liquidity of Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights;

•	inability to access funds and redeem any excess shares to avoid suspension of operations in the U.S. coastwise trade due to non-U.S. citizens owning more than 25% of the Company’s Common Stock;
•	requisition or use by governmental agencies of the Company’s vessels;
•	inadequate indemnification by customers for damage to their property or the property of their other contractors;
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

Risk Factors Related to the Company’s Spin-off

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

The market for the Company’s offshore support services is impacted by the comparative price for exploring, developing, and producing oil and natural gas and by the corresponding supply and demand for oil and natural gas, both globally and regionally. Among other factors, the increased supply of oil and natural gas from the development of unconventional oil and natural gas supply sources, particularly shale, and technologies to improve recovery from current sources have caused volatility in the price of oil and natural gas as well as a reduction of demand and prices charged for offshore support services globally. The advent of electric cars and the development of alternative sources of energy to hydrocarbons, such as solar and wind power and other developing technology, as well as increasing regulations on greenhouse gas emissions and actions taken and expected to be taken by companies, governments and investors to reduce dependence on hydrocarbon based fuels, are widely expected to further diminish the demand for oil and natural gas in the coming years. Such diminution of demand could place continued or additional pressure on the price of oil and therefore demand for the Company’s services, as developing offshore oil fields, particularly in deep waters, is one of the most expensive sources of hydrocarbons. Other factors that influence the supply and demand and the relative price of oil and natural gas include operational issues, natural disasters, weather, political instability, conflicts, civil unrest, the worldwide economic, political and military environment, acts of terrorism, foreign exchange rates, economic conditions and actions by major hydrocarbon-producing countries. The price of oil and natural gas and the relative cost to extract, proximity to market and political imperatives of countries with offshore deposits affect the willingness to commit investment for contract drilling rigs and offshore support vessels used for offshore exploration, field development and production activities, which in turn affects the Company’s results of operations. Prolonged periods of low oil and natural gas prices or rising costs result in lower demand for the Company’s services and can give rise to impairments of the Company’s assets.

The Company’s operations depend on the level of spending by oil and natural gas companies for exploration, development and production, maintenance and decommissioning activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile over the past few years and are expected to continue to be volatile for the foreseeable future. For example, oil prices were as high as $107 per barrel during 2014, followed by a near ten-year low of $26 per barrel in February 2016, and then a high of $76 per barrel in October 2018. The West Texas Intermediate (“WTI”) front month oil prices experienced unprecedented volatility during 2020 as a result of the COVID-19 pandemic and the related effects on the global economy, including going negative for a short period of time. While oil prices have steadily increased since the lows hit at the beginning of the COVID-19 pandemic and recently hit a $116 per barrel high primarily as a result of the conflict between Russia and Ukraine, no assurances can be given that the increases will continue or be sustained or that our business will benefit from the increase.

Declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand. Since developing offshore oil fields, particularly in deep waters, is one of the most expensive sources of hydrocarbons and providing transportation and logistics services to these markets is the largest component of the Company’s business, the Company is particularly exposed to depressed oil and natural gas prices that last for some period of time. When the Company’s customers experience low commodity prices or come to believe that they will be low in the future, they generally reduce their capital spending for offshore drilling, exploration and field development. The significant decrease in oil and natural gas prices that began in the second half of 2014 caused a reduction in many of the Company’s customers’ exploratory, drilling, completion and other production activities and, as a result, related spending on the Company’s services. As such, the Company’s overall fleet utilization for the years ended December 31, 2021, 2020 and 2019, was 66%, 55% and 60%, respectively. The prolonged reduction in the overall level of exploration and development activities has materially and adversely affected the Company by negatively impacting its fleet utilization, which in turn has negatively affected its revenues, cash flows, profitability and the fair market value of the Company’s vessels. It could also affect the collectability of the Company’s receivables and its ability to retain skilled personnel. Periods of low activity intensify price competition in the industry, which erodes operating margin, and can lead to the Company’s vessels being idle for long periods of time.

If difficult market conditions persist, any recovery we or our industry anticipates fails to materialize or is delayed beyond expectations, further deterioration in the fair value of vessels already impaired or revisions to its forecasts may result in the Company recording additional impairment charges related to its fleet in future periods.

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

The prolonged material downturn in oil and natural gas prices until the recent recovery experienced in 2021 caused a substantial decline in expenditures for exploration, development and production activity, which resulted in a decline in demand and lower rates for the Company’s offshore energy support services and, in turn, lower utilization levels over the last five years. Although activity levels have recovered somewhat in 2021, continued under-investment by our customers or a new decrease in activity could further reduce the Company’s day rates and its utilization, which may in turn have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. In addition, an increase in commodity demand and prices will not necessarily result in an immediate increase in offshore drilling activity since project development lead and planning times, reserve replacement needs, expectations of future commodity demand, energy transition, customer capital discipline, prices and supply of available competing vessels all combine to affect demand for the Company’s vessels.

The Company operates in four primary regions: the U.S. (primarily the Gulf of Mexico), Africa and Europe, Latin America, and the Middle East and Asia. The volume of work contributed by each region changes periodically due to a number of factors including how active each region is, how many vessels are working in each region and the changing regulatory landscape of the applicable region. For instance, for the years ended December 31, 2021, 2020, and 2019, approximately 12%, 11% and 25%, respectively, of the Company’s operating revenues were earned in the U.S. Gulf of Mexico. The Company has some ability to shift the location of its assets between regions depending upon local regulation and cost of doing business, among many other factors, and, while it has repositioned some assets from less active regions to other regions and may continue to do so in the future, such efforts may not be sufficient to counter the latest downturn in the regions on which we rely in any given year.

The COVID-19 pandemic has resulted in a decrease in the price of and demand for oil, which has caused, and may continue to cause, a decrease in the demand for the Company’s services.

During 2020, oil prices experienced record declines in response to a significant amount of oversupply in oil and natural gas caused by (i) the COVID-19 pandemic that began in late 2019 and has led to a substantial decrease in global economic activity and (ii) supply decisions made principally by Russia and Saudi Arabia resulting in the failure to agree on terms to maintain production limits and the ensuing influx of additional oil to an already oversupplied market. These declines in oil and natural gas prices were on top of prices that had already been below historic averages. On January 2, 2020, WTI crude oil prices closed at a price of $61.18 per barrel. On April 20, 2020, the NYMEX WTI oil futures price for May 2020 went “negative” to -$37.63 per barrel. While WTI front month crude oil prices have recovered and now even exceed pre-COVID-19 pandemic levels, if the severity of the pandemic were to significantly worsen it could have a negative effect on demand for oil and natural gas resulting in excess supply. This excess supply could, in turn, result in transportation and storage capacity constraints in the United States, or even the elimination of available storage. Decreases in prices and continued uncertainty caused by the COVID-19 pandemic could cause the Company’s customers’ to reduce exploratory, drilling, completion and other production activities, which could have a material adverse effect on the Company’s business and liquidity.

The Company’s operation and workforce faces risks related to the COVID-19 pandemic, health epidemics and other outbreaks, which could significantly disrupt the Company’s operations.

The Company’s operations and financial results were adversely affected in both 2020 and 2021 by the COVID-19 pandemic as a result of decreased demand and the increase in costs due to operational changes enacted to enhance crew and onshore employee safety.

In addition, the pandemic may affect the health of the Company’s workforce, and international, national and local government interventions enacted to reduce the spread of COVID-19 may render the Company’s employees unable to commute to work and/or travel. Although the Company’s workforce is largely considered to be “essential” under guidance issued by the U.S. Cybersecurity and Infrastructure Security Agency, work, travel and other restrictions may vary in other regions of the world in which the Company has significant operations, such as Africa and Europe, Middle East and Asia, and Latin America. Therefore, the Company may experience reduced productivity and an inability to fully support its offshore operations if the Company’s onshore personnel work remotely due to restrictions related to COVID-19. In addition, while many governments have recently relaxed COVID-19 related restrictions increases in infection rates, such restrictions may be reinstituted at any time and could be more severe than they were initially.

Additionally, an outbreak of COVID-19 on any of the Company’s vessels may result in the vessel, or some or all of the vessel crew, being quarantined, which would hinder the vessel’s ability to generate revenue and the crew’s ability to man any substitute vessel. The Company may also experience challenges in connection with the Company’s offshore crew changes due to health and travel restrictions related to COVID-19. The duration and severity of the business disruption and related financial impact from the COVID-19 pandemic cannot be reasonably estimated at this time. If the impact of the COVID-19 pandemic continues for an extended period of time, not only could it materially adversely affect the demand for the Company’s services but also the ability of the Company to provide such services, either of which could have a material adverse effect on the Company’s business. Adverse effects of the COVID-19 pandemic could exacerbate many of the other risks set forth in this “Risk Factors” section and the Company’s other SEC filings, such as those relating to the Company’s financial performance and debt obligations and ability to crew its vessels.

Any further outbreak of contagious diseases and other adverse public health developments, or the fear of such events, may cause similar issues or require the implementation of additional restrictions and precautionary measures. Any such restrictions or precautionary measures may curtail travel or impact the delivery or mobilization of vessels to and from certain countries, or geographic regions, or the ability to crew vessels appropriately. Any prolonged disruption of our delivery or mobilization schedule would likely impact our financial and operating results. A health epidemic or other outbreak may impact certain of our crews, which may materially and adversely affect our business, financial condition and results of operations. In addition, to the extent an outbreak of any such diseases cause a deterioration of the global economy it could impact oil and natural gas prices, which in turn could impact our business.

Restrictions imposed by the terms of the Company’s existing credit facilities or future indebtedness it may incur can limit the Company’s operating and financial flexibility. In addition, there can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that if it should fail to meet such covenants in the future, the lender under the relevant credit agreement will agree to waivers or amendments with respect thereto.

Many of the Company’s existing credit facilities impose, and its future credit facilities may impose, restrictions, such as negative covenants and maintenance of financial ratio covenants, which may limit its operating and financial flexibility. Negative covenants such as limitations on the incurrence of additional indebtedness or liens may affect the Company’s ability to incur additional debt if needed, while asset sale covenants could affect its ability to sell assets to generate liquidity and properly manage its fleet size. Requirements to maintain a minimum level of liquidity could also affect cash available for working capital, capital expenditures, debt service and general corporate purposes. The Company’s ability to maintain financial ratio covenants may be affected by general economic conditions or other events beyond the Company’s control and no assurance can be given that such ratios will be met in the future. If the Company is unable to meet such ratios or is otherwise unable to comply with covenants in these facilities, it may be unable to reach agreements with the lenders under such credit facilities for waivers and/or amendments to the applicable covenants. Failure to comply with these restrictions could result in the lenders accelerating all amounts due under the credit facility and potentially trigger a default or acceleration of the Company’s other credit facilities.

There are risks associated with the Company’s debt structure.

As of December 31, 2021, the Company has $401.0 million of outstanding indebtedness, including $125.0 million of its Convertible Senior Notes due 2023 (the “Convertible Senior Notes”) and obligations under secured notes and credit facilities secured by mortgages on various vessels. This includes the $130.0 million loan facility that was entered into by SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly owned subsidiary of the Company, on September 26, 2018.

The Company’s ability to meet its debt service obligations and refinance its current indebtedness, as well as any future debt that it may incur, will depend upon its ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, the Company’s results of operations, industry cycles, seasonality, the general state of the capital markets at the time it seeks to refinance its debt, financial, business and other factors, some of which may be beyond the Company’s control. If the Company cannot repay or refinance its debt as it becomes due, the Company may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, dedicating an unsustainable level of the Company’s cash flow from operations to the payment of principal and interest on its indebtedness and/or reducing the amount of liquidity available for working capital, capital expenditures and general corporate purposes. The Company’s failure to pay or refinance its current or future debt under a credit facility when it becomes due could lead to the acceleration of all amounts due under such facility and potentially trigger a default or acceleration of the Company’s other credit facilities. The Company’s obligations to repay indebtedness and comply with restrictive and/or financial maintenance covenants could also impair its ability to rapidly respond to changes in its business or industry and withstand competitive pressures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information. The Company’s overall debt level and/or market conditions could limit its ability to issue additional debt in amounts and/or on terms that it considers reasonable.

Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under certain of our debt instruments may bear interest at rates based on LIBOR. On July 27, 2017, the Financial Conduct Authority in the United Kingdom (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. The publication of USD LIBOR will cease after June 30, 2023, and the FCA confirmed that use of USD LIBOR will not be permitted in most new contracts after December 31, 2021. The Company has outstanding variable rate debt instruments (due 2021 through 2029) subject to interest rate fluctuations totaling $171.8 million that call for the Company to pay interest based on LIBOR plus applicable margins. We are currently evaluating the impact of the potential replacement of the LIBOR interest rate. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on our financial condition, results of operations and cash flows.

Unconventional crude oil and natural gas sources and improved economics of producing natural gas and oil from such sources has and will likely continue to exert downward pricing pressures on the price of crude oil and natural gas.

The rise in production of crude oil and natural gas from shale in North America and the increased use of large Liquefied Natural Gas export facilities around the world are, at least to date, significant contributors of supply to the crude oil and natural gas market. Production of crude oil and natural gas from unconventional sources has benefited from improved drilling efficiencies that have lowered the costs of extraction from these sources. The rise in production of natural gas and oil from these sources not only affects the price of natural gas and oil but can also result in a reduction of capital invested in offshore oil and natural gas exploration. Because the Company provides vessels servicing offshore oil and natural gas exploration, a significant reduction in investments in offshore exploration and development in favor of investments in these unconventional resources could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company may record additional losses or impairment charges related to sold or idle vessels

While the Company did not recognize any impairment charges in 2021, during 2020 and 2019, the Company recognized impairment charges of $18.8 million and $12.0 million, respectively, related to tangible assets. Prolonged periods of low utilization or low day or charter rates, the sale of assets below their then carrying value or the decline in market value of the Company’s assets may cause the Company to record additional impairments. If there are indications that the carrying value of any of the Company’s vessels may not be recoverable or if the Company sells assets for less than their then carrying value, the Company may recognize additional impairment charges on its fleet.

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

The Company’s industry is highly competitive, with oversupply of vessel capacity and intense price competition. Expansion of the supply of vessels and equipment that serve offshore oil and natural gas operations in the decade prior to 2017 increased competition in the markets in which the Company operates and affected prices charged by operators. Further, the refurbishment of disused or “mothballed” vessels, conversion of vessels from uses other than oil and natural gas exploration and production support and related activities or construction of new vessels and equipment could add vessel and equipment capacity to current worldwide levels. The current oversupply of vessels and equipment capacity in the offshore marine market could lower charter rates and result in lower operating revenues, which in turn could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company relies on several customers for a significant share of its revenues, the loss of any of which could adversely affect the Company’s business and operating results.

The Company derives a significant portion of its revenues from a limited number of oil and natural gas exploration, development and production companies. During the years ended December 31, 2021, 2020, and 2019, the Company’s ten largest customers accounted for approximately 76%, 76% and 61%, respectively, of its operating revenues. During the year ended December 31, 2021, two customers, Seacor Marine Arabia LLC, a joint venture through which vessels are chartered to Saudi Aramco, and Exxon Mobil, were together responsible for 38% or more of the Company’s operating revenues from continuing operations. In addition, one or more of the Company’s joint ventures rely primarily on a single customer for their revenues. The portion of the Company’s revenues or any of its joint ventures’ revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, the Company’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. In addition, most of the Company’s contracts with its customers can be canceled on relatively short notice and do not commit its customers to acquire specific amounts of services or require the payment of significant liquidated damages upon cancellation. The loss of business from any of the Company’s significant customers could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, it may have a material adverse effect on the Company’s business, financial position, results of operation, cash flows and prospects.

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

The Company may be unable to maintain or replace its vessels as they age.

As of December 31, 2021, the average age of the Company’s owned vessels was approximately eight years. The Company believes that after a vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. In addition, the Company must maintain its vessels to remain attractive to its customers and comply with regulations, including updating or replacing systems and equipment, however, the Company may be unable to carry out drydockings of its vessels, may be limited by insufficient shipyard capacity or its systems and equipment may become obsolete and unsupported by the manufacturer or other service providers, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels, all of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Demand for the Company’s offshore support services is directly affected by the levels of offshore drilling and production activity of its oil and gas customers, and construction and maintenance activity for its wind farm customers. Budgets of many of the Company’s customers are based upon a calendar year, and demand for the Company’s services has historically been stronger in the second and third calendar quarters when allocated budgets are expended by its customers and weather conditions are more favorable for offshore activities. In particular, the demand for the Company’s liftboat fleet in the U.S. Gulf of Mexico and Europe and offshore support vessels in Europe, the Middle East and West Africa, are seasonal with peak demand normally occurring during the summer months. Adverse events relating to the Company’s vessels or business operations during peak demand periods could have a significant adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. In addition, seasonal volatility can create unpredictability in activity and utilization rates, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

In response to the decrease in demand stemming from lower oil and natural gas prices, the Company has cold-stacked a number of vessels. As of December 31, 2021, five of 60 owned and leased-in vessels were cold-stacked worldwide. No assurance can be given that the Company will be able to quickly bring these cold-stacked vessels back into service or that the cost of doing so would not be significant. Cold-stacked vessels do not receive the same level of maintenance as active vessels. As a result and depending on the length of time the vessels are cold-stacked, the Company could incur deferred drydocking costs for regulatory recertification to return these vessels to active service and may incur costs to hire and train mariners to operate such vessels. These costs are difficult to estimate and could be substantial. Delay in reactivating cold stacked vessels and the costs and other expenses related to the reactivation of cold-stacked vessels could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Regulation of the offshore marine industry has intensified over the past several decades, and the Company expects this trend to continue. Changes in laws or regulations regarding offshore oil and natural gas exploration and development activities and technical and operational measures, whether or not in connection with specific incidents, may increase the Company’s costs and the costs of its customers’ operations. For instance, in response to fatalities and environmental damages caused by a 2010 explosion on the Deepwater Horizon, a drilling rig operating in the Gulf of Mexico, various regulatory agencies imposed temporary moratoria on drilling operations and enacted several permanent regulations designed to enhance the safety of operations in the Gulf of Mexico. Compliance with these new regulations and new interpretations of existing regulations have materially increased the cost of drilling operations in the U.S. Gulf of Mexico. New or additional government regulations or laws concerning drilling operations in the U.S. Gulf of Mexico and other regions have in the past and could in the future materially increase the cost of drilling operations in those markets or cause additional moratoria on drilling activities. These changes may influence decisions by customers or other industry participants that could reduce the demand for the Company’s services. Moreover, continuing changes in regulation make it more difficult for the Company to implement long-term plans. For these reasons, further changes in regulation could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and natural gas.

The Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the release or continued use of offshore resources for oil and natural gas production. The current extent of permitted offshore leasing is uncertain. A moratorium on new offshore oil and gas drilling has remained in place for a number of years. Because the Company’s operations rely on offshore oil and gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and natural gas leases (for example, due to a serious incident of pollution) could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company is subject to complex laws and regulations, including environmental laws and regulations, that can adversely affect the cost, manner or feasibility of doing business.

Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the staffing, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation and oversight, including by the USCG, Occupational Safety and Health Administration (“OSHA”), the NTSB, the IMO, the U.S. Department of Homeland Security, MARAD, CBP, BSEE, the EPA and various other foreign, state or local environmental protection agencies for those jurisdictions in which the Company operates, and to regulation by various international bodies and classification societies (such as the American Bureau of Shipping). The Company is also subject to regulation under international treaties, such as (i) MARPOL, (ii) SOLAS, (iii) MLC, (iv) BWM Convention, (v) STCW and (vi) other port regulations. These agencies, organizations, regulations and treaties establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved safety standards. CBP and USCG are authorized to inspect vessels at will. The Company has and will continue to spend significant funds to comply with these regulations and treaties. Failure to comply with these regulations and treaties may cause the Company to incur significant liabilities or restrictions on its operations, any of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company’s business and operations are subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws and regulations that govern the discharge of oil and pollutants into waters regulated thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, or the suspension or termination of the Company’s operations. Compliance with such laws and regulations frequently require installation of costly equipment, increased staffing, increased fuel costs, specific training, or operational changes. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it is negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the removal costs and damages resulting from the discharge of oil within the navigable waters of the U.S. and the EEZ. In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. Liability for a catastrophic spill could exceed the Company’s available insurance coverage and result in it having to liquidate assets to pay claims. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ongoing cost of complying with these laws and regulations. Additionally, reduced enforcement of existing safety and other laws or regulations may result in a decline in the demand for the Company’s offshore support services that are provided in connection with compliance with such laws or regulations. The Company cannot be certain that existing laws, regulations or standards (and the enforcement thereof), as currently interpreted or reinterpreted in the future, or future laws and regulations and standards will not have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Regulation of the offshore marine services industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident that results in significant pollution or injury could result in additional regulation and lead to strict governmental enforcement or other legal challenges. The variability and uncertainty of current and future shipping regulations could hamper the ability of the Company and its customers to plan for the future or establish long-term strategies. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. For more information, see “Item 1. Business—Governmental Regulations —Environmental Compliance.”

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

There are risks associated with climate change, environmental regulations and evolving environmental expectations.

Governments, supranational groups and various other parties around the world, including some of the world’s largest investment managers, have, in recent years, proposed or adopted new laws, regulations and/or policies pertaining to climate change, carbon emissions or energy use that could result in a reduction in demand for hydrocarbon-based fuel. In fact, a number of countries and organizations have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures or international treaties may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions.

Additionally, some institutional investors and other groups have focused on matters affecting the environment, which may result in reduced investment in, or financing available to, the hydrocarbon-based industry. Many of these groups have developed environmental, social and governance standards as benchmarks and are using those benchmarks to inform their investment criteria. Although the Company formed a new Sustainability Council in 2020 to oversee the Company’s enhanced environmental, social and governance program and published its Inaugural Sustainability Report, the Company may not meet these evolving standards or benchmarks. Positions the Company takes or does not take on these issues could negatively impact the Company’s ability to attract or retain customers or employees. Similarly, any failure to achieve the Company’s environmental, social or governance commitments could harm the Company’s reputation and adversely impact its business, stock price or access to capital.

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

From time to time, extreme weather causes the Company or its customers to suspend business operations. Climate change may increase the frequency or severity of these extreme weather events in the future, which could increase the Company’s exposure to suspended operations. Also, concern over climate change may result in new or increased legal or regulatory requirements, which could accelerate the above-described trends towards enhanced regulation of the Company’s operations.

The Company has significant international operations, which subjects it to risks. Unstable political, military and economic conditions in foreign countries where a significant proportion of the Company’s operations is conducted could materially adversely impact its business.

The Company operates vessels and transacts other business worldwide. For the years ended December 31, 2021, 2020 and 2019, 88%, 89% and 75%, respectively, of the Company’s operating revenues and $15.4 million, ($7.5) million and ($13.5), respectively, of its equity in losses from 50% or less owned companies, net of tax, were derived from foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas, tariffs and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and natural gas industry and, correspondingly, on the Company should it operate in an area subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.

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

•	a change in, or the imposition of, withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;
•	limitations on the repatriation of earnings or currency exchange controls and import/export quotas;
•	unwaivable, burdensome local cabotage and local ownership laws and requirements;
•	nationalization, expropriation, asset seizure, blockades and blacklisting;
•	limitations in the availability, amount or terms of insurance coverage;
•	loss of contract rights and inability to enforce contracts;
•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist acts, piracy and kidnapping;
•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for the Company’s services and its profitability;
•	potential noncompliance with a wide variety of laws and regulations, such as the FCPA, and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010;
•	labor strikes;
•	import or export quotas and other forms of public and government regulation;
•	changes in general economic and political conditions;

•	regional conflicts, including in Ukraine;
•	difficulty in staffing and managing widespread operations, including the ability to transfer qualified labor to local operations; and
•	inadequate or delayed response to natural disasters on other major incidents or events in less developed countries.

Some of the Company’s customers are located in emerging markets, which can further exacerbate the foregoing risks.

On January 31, 2020, the U.K. formally left the E.U.(“Brexit”) and on December 24, 2020 the U.K. and E.U. agreed to a trade deal (the “Trade and Cooperation Agreement”) which was ratified by the U.K. on December 30, 2020. The Trade and Cooperation Agreement has been applied provisionally since January 1, 2021, and was ratified by the U.K. and E.U. on April 30, 2021, effective on May 1, 2021. The Trade and Cooperation Agreement allows the U.K and E.U. to continue trading without tariffs or quotas, however, the movement of goods between the U.K. and the remaining member states of the E.U. may be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. There are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and Cooperation Agreement, and Brexit-related matters may take several years to be clarified and resolved. Brexit may create global economic uncertainty, which may cause the Company’s customers and potential customers to monitor their costs and reduce their budgets for the Company’s services. The Company provides global marine and support transportation services to offshore energy facilities worldwide and our fleet operates globally across multiple locations. Based on our global operating model and the versatility and marketability of our fleet, to date we have not seen the impact of Brexit to be significant to the Company. Any of these effects, and others the Company cannot anticipate, could materially adversely affect its business, financial position, results of operations, cash flows and prospects.

The Company is subject to hazards inherent in the operation of offshore support and related vessels and has experienced accidents that have resulted in the loss of life, disrupted operations and caused reputational harm.

The operation of offshore support and related vessels is highly dangerous and is inherently subject to various risks including, but not limited to, adverse and sea conditions, catastrophic disaster, mechanical failure, navigation errors, capsizing, grounding, hazardous substance spills, and collision, each of which could result in the loss of life, injury to personnel, and damage to equipment and the environment. For instance, the Company’s operations in the U.S. Gulf of Mexico may be adversely affected by weather. The Atlantic hurricane season typically runs from June through November. Tropical storms and hurricanes may limit the Company’s ability to operate vessels in the proximity of storms, reduce oil and natural gas exploration, development and production activity, and could result in the Company incurring additional expenses to secure equipment and facilities. They may also require the Company to evacuate its vessels, personnel and equipment out of the path of a storm. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. Any such events would likely result in negative publicity for the Company and adversely affect its safety record, which would affect demand for its services in a competitive industry. In addition, the affected vessels could be removed from service and would then not be available to generate revenues. Our vessels have been involved in accidents in the past, some of which included loss of life, personal injury and property damage, and we, or third parties operating our vessels, may experience accidents in the future.

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and is coordinating these efforts with the USCG. The Company expects salvage costs to be covered by insurance proceeds. Although the Company does not expect the incident to result in a significant impact on the environment, if there is environmental damage the Company may be responsible for any required clean-up activities and could be subject to related fines and other penalties.

The capsizing of the SEACOR Power has garnered significant attention from the media as well as local, state and federal stakeholders. The NTSB and the USCG are currently investigating the incident to determine the cause of the incident and the Company is fully cooperating with the investigation in all respects and continues to gather information about the incident. It is expected that the NTSB and USCG investigation will take a significant period of time to complete, possibly as long as two years or longer. It is also possible that other state and federal legislatures and/or agencies or other regulators will initiate investigations of the incident. Depending on the outcome of these investigations, the Company may be subject to fines and other penalties including being restricted or prohibited from operating vessels in the Gulf of Mexico for a period of time. In addition, adverse findings in any investigation could harm the Company’s reputation and, in turn, the Company’s competitiveness, or impact the Company’s ability to market and operate liftboats.

Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. The claimants have asserted, among other things, that the Company and/or the third parties failed to properly assess weather conditions, failed to provide adequate equipment for the job, failed to maintain the vessel or perform adequate safety meetings, among other claims and allegations. The Company cannot predict the outcome of any such legal proceedings but if it is found liable, any related losses could be significant. Furthermore, the costs incurred in litigation can be substantial, regardless of the outcome.

Management has been devoting a significant amount of time and resources to the incident response, including providing assistance to the affected crewmen and their families. We expect that, at least for the near-term, management will continue to devote significant time and attention to matters related to the incident while also attending to other business concerns, which could have adverse effects on the Company and its operations.

There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the incident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business. These uncertainties are likely to continue for a significant period. In addition, while the Company believes its existing insurance policies will adequately cover most losses, the ultimate amount of losses, potential fines and penalties, and insurance proceeds cannot be determined at this time and may depend on the outcome of any investigation. See “Risk Factors –The Company’s insurance coverage may be inadequate to protect it from the liabilities that could arise in its business” included elsewhere in this Annual Report on Form 10-K.

As a result of the foregoing factors, the SEACOR Power incident has had, and could continue to have, a material adverse impact on the Company’s business, competitive position, financial performance, cash flows, prospects and liquidity. The risks associated with the incident could also heighten the impact of the other risks to which the group is exposed as further described in this Annual Report on Form 10-K.

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

The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of vessels used to carry passengers and cargo between points in the U.S. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews and be owned and operated by “U.S. citizens” within the meaning of the Jones Act. Compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own or operate the vessels that the Company operates in U.S. coastwise trade. Although the Company’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects by, among other things (i) temporarily or permanently prohibiting the Company from operating vessels in the U.S. coastwise trade, (ii) subjecting the Company to fines and (iii) subjecting the Company’s vessels to seizure and forfeiture.

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

Under certain circumstances, the Company’s vessels are subject to requisition for ownership or use by governmental agencies.

The Merchant Marine Act of 1936 provides that, during a national emergency declared by presidential proclamation or a period for which the U.S. President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes the Company) and any vessel under construction in the U.S. If any of the Company’s vessels were purchased or chartered by the federal government under this law, the Company would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages it may suffer. The purchase or charter for an extended period of time by the federal government of one or more of the Company’s vessels under this law could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Vessels registered under other flag states may also be subject to requisition or purchase in accordance with applicable local law.

The Company may not be able to sell vessels to improve its cash flow and liquidity because it may be unable to locate buyers with access to financing or to complete any sales on acceptable terms or within a reasonable time frame.

The Company may seek to sell some of its vessels to provide liquidity and cash flow. However, given the current downturn in the oil and natural gas industry in general, and the offshore oil and gas industry in particular, there may not be sufficient activity in the market to sell the Company’s vessels and the Company may not be able to identify buyers with access to financing or to complete any such sales. Even if the Company is able to locate appropriate buyers for its vessels, any sales may occur on less favorable terms than the terms that might be available in a more liquid market or at other times in the business cycle. In addition, the terms of the Company’s current and future indebtedness may limit its ability to sell assets, including vessels, or require that it use the proceeds from any such sale in specified manner.

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

The Company participates in domestic and international joint ventures to further expand its capabilities, share risks and gain access to local markets. Due to the nature of joint venture arrangements, the Company does not unilaterally control the operating, strategic and financial policies of these business ventures. Decisions are often made on a collective basis, including the purchase and sale of assets, charter arrangements with customers and management of cash, including cash distributions to partners. In addition, joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions, which could lead to deadlock in the operations or strategy with respect to the joint venture or partnership. Decisions made by the managers or the governing bodies of these entities may not always be the decision that is most beneficial to the Company as one of the equity holders of the entity, may be contrary to the Company’s objectives, and may limit the Company’s ability to transfer its interests. Investments in joint ventures involve risks that would not be present were a third-party not involved, including the possibility that the Company’s co-ventures might become bankrupt or fail to fund their share of required capital contributions. Any failure of such other companies to meet their obligations to the Company or to third-parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, in turn, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company’s participation in industry-wide, multi-employer, defined benefit pension plans expose it to potential future losses.

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer defined benefit pension plans in the U.K., namely, the U.K. Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants. As a result, the Company may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate, and in the event that the Company withdraws from participation in one or both of these plans, it may be required to pay the plan an amount based on its allocable share of the underfunded status of the plan. Depending on the results of future actuarial valuations, it is possible that the plans could experience further deficits that will require funding from the Company, which would negatively impact its financial position, results of operations and cash flows. For example, on October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. The MNRPF has indicated that the investigations into these issues remain ongoing, and that further updates will be provided as significant developments arise. Should such additional liabilities require the MNRPF to collect additional funds from participating employers, it is possible that the Company will be invoiced for a portion of such funds and recognize payroll related operating expenses in the periods invoices are received.

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

Attracting and retaining skilled personnel is an important factor in the Company’s future success. In addition, the success of the Company is dependent upon its ability to adequately crew its vessels. The market for qualified personnel is highly competitive, particularly in the last few months, and global and/or regional conflicts, such as the conflict between Russia and Ukraine, may further reduce or restrict the availability of qualified personnel, particularly with respect to certain technical and engineering positions, including marine officers.

The Company cannot be certain that it will be successful in attracting and retaining qualified personnel and crewing its vessels in the future. We have faced and may continue to face difficulties attracting, hiring and retaining highly-skilled personnel and with appropriate qualifications and may not be able to fill positions. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. We have increased, and expect to continue to increase, our employee compensation levels in response to competition, as necessary. In addition, the pressures of inflation have increased our costs of labor and may continue to do so. Many of the companies with which we compete for personnel have greater financial and other resources than we do. If the Company fails to retain key personnel and hire, train and retain qualified employees, the Company may not be able to compete effectively and may have increased incident rates as well as regulatory and other compliance failures, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

The Company relies on information technology networks and systems, including the Internet and cloud services, to process, transmit and store electronic and financial information, manage a variety of business processes and activities, and comply with regulatory, legal and tax requirements. The Company also depends on its information technology infrastructure to capture knowledge of its business including its vessel operation systems containing information about vessel positioning and scheduling; to monitor its vessel maintenance and engine systems; to coordinate its business across its bases of operation including cargo delivery and equipment tracking; and to communicate within its organization and with customers, suppliers, partners and other third-parties. The Company’s ability to service customers and operate vessels is dependent on the continued operation of these systems. While the Company takes various precautions and has enhanced controls around its systems, like other technology systems, they are susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, telecommunication failures, user errors, catastrophic events, or cyber-attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to its data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems, ransomware, and other electronic security breaches. Overtime, these attacks have become increasingly sophisticated and, in some cases, have been conducted or sponsored by “nation state” operators.

The Company’s information technology systems are in some cases integrated, such that damage, disruption or shutdown to the system could result in a more widespread impact. If the Company’s information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company’s operations could be disrupted and its business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information, data loss and corruption. While we are not currently aware of any material impact from recent attacks such as SolarWinds, Log4j, and Kaseya, new information on the scope of such attacks is continuing to emerge. While we continue to devote time and resources on the remediation of such risks, there is the possibility of a material impact from such an attack in the future.

Recent action by the IMO’s Maritime Safety Committee and U.S. agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. The Company is unable to predict the impact of such regulations at this time. Further, as the threat of cyber-attacks continues to grow, the Company will be required to expend additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerabilities to cyber-attacks. The Company has adopted flag-state vessel security plans to comply with the IMO regulations that went into effect in 2021.

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

As with any publicly traded company, an investor’s percentage ownership in the Company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that the Company has and will continue to grant to its directors, officers and employees. For instance, in April 2018, the Company issued 2,168,586 shares of Common Stock, and warrants to purchase 674,164 shares of Common Stock at a purchase price of $0.01 per share (the “Warrants”), in a private placement for cash, in January 2019, the Company issued 603,872 shares of Common Stock in a private placement to purchase three FSVs; in March 2020, the Company issued 900,000 shares of Common Stock in a private placement to purchase the remaining 28% minority equity interests in Falcon Global Holdings LLC (“Falcon Global Holdings”) that the Company did not already own; and in December 2021, the Company issued 1,567,935 shares of Common Stock as merger and related consideration to purchase the remaining equity and subordinated debt interests in SEACOR OSV Partners I LP that the Company did not already own. In addition, an investor’s percentage ownership in the Company will be diluted if any of the holders of the Convertible Senior Notes exercise their right to convert the principal amount of their outstanding notes, in whole or in part, into shares of the Company’s Common Stock. Holders of the Convertible Senior Notes are entitled to convert the principal amount of their outstanding notes into shares of the Company’s Common Stock (or, if required to maintain Jones Act compliance, warrants to purchase such stock for $0.01) at a conversion rate of 23.26 shares of the Company’s Common Stock per $1,000 principal amount of the Convertible Senior Notes through November 29, 2023. The Company has granted the holders of the Convertible Senior Notes certain registration rights to assist them with the sale of Common Stock issuable upon conversion of such notes. Any substantial issuance of the Company’s Common Stock, including Common Stock issuable upon the conversion of the Convertible Senior Notes, could significantly affect the trading price of the Company’s Common Stock.

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

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “Emerging Growth Companies,” including certain requirements relating to accounting standards and compensation disclosure. The Company is classified as an “Emerging Growth Company,” which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. The Company will lose its status as an Emerging Growth Company on December 31, 2022, and therefore it is not required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholder advisory and other votes on executive compensation. The Company cannot predict if investors will find its Common Stock less attractive if it chooses to rely on these exemptions. If some investors find the Company’s Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for the Company’s Common Stock and its stock price may be more volatile.

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

The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside the Company’s control and are difficult to predict. Factors such as global and/or regional conflicts, such as the conflict between Russia and Ukraine, pandemic responses, commodity prices and demand for commodities, interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation, such as amendments to provisions of the CARES Act that permit us to carryback NOLs not permitted prior to adoption of the act), trade barriers, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts, security operations or pandemics) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Uncertainty about global economic conditions may cause or require businesses to postpone capital spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts because their access to capital is impeded. This would in turn affect the Company’s profitability or results of operations. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial conditions of its customers. Volatility in the conditions of the global economic markets can also affect the Company’s ability to raise capital at attractive prices. The Company’s ongoing exposure to credit risks on its accounts receivable balances are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables, however, there can be no assurance that such procedures will effectively limit the Company’s credit risk and avoid losses that could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Unstable economic conditions may also increase the volatility of the Company’s stock price.

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

For corporate purposes, the Company has in the past and may in the future use futures and swaps to hedge risks, such as escalation in fuel costs and movements in foreign exchange rates and interest rates. Such activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. The Company may also purchase inventory in larger than usual levels to lock in costs when it believes there may be large increases in the price of raw materials or other material used in its business. Such purchases expose the Company to risks of meeting margin calls and drawing on its capital, counter-party risk due to failure of an exchange or institution with which it has entered into a swap, incurring higher costs than competitors or similar businesses that do not engage in such strategies, and losses on its investment portfolio. Such strategies can also cause earnings to be volatile. If the Company fails to offset such volatility, this could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and is coordinating these efforts with the USCG. The salvage operations are currently ongoing and the Company expects salvage costs to be covered by insurance proceeds.

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal politicians. The NTSB and the USCG are currently investigating the incident to determine the cause of the incident and the Company is fully cooperating with the investigations in all respects and continues to gather information about the incident. It is expected that the NTSB and USCG investigations will take a significant period of time to complete. Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the incident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR Marine serve at the pleasure of the Board of Directors. The name, age and positions held by each of SEACOR Marine’s current executive officers are as follows (age and position as of March 10, 2022):

Name	Age	Position
John Gellert	51

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

Jesús Llorca	46

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

Gregory Rossmiller	52

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

Andrew H. Everett II	39

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

Market for the Company’s Common Stock

SEACOR Marine’s Common Stock began trading on the NYSE on June 2, 2017 under the trading symbol “SMHI.” The last reported sales price on the Company’s Common Stock of March 4, 2022 was $5.44.

As of March 4, 2022, there were 512 holders of record of Common Stock.

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

Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2021:

Period	Total number of shares withheld	Average price per share	Total number of Shares Purchased as Part of a Publicly Announced Plan	Maximum number of Shares that may be Purchased Under the Plan
October 1, 2021 to October 31, 2021	—	—	—	—
November 1, 2021 to November 30, 2021	—	—	—	—
December 1, 2021 to December 31, 2021	149	3.32	—	—

For the three months ended December 31, 2021, the Company acquired for treasury 149 shares of Common Stock for an aggregate purchase price of $494.68 from investment funds managed and controlled by The Carlyle Group (“Carlyle”) to satisfy the exercise price of the Warrants exercised by Carlyle.

ITEM 6.SELECTED FINANCIAL DATA

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) below presents the Company’s operating results for each of the three years in the period ended December 31, 2021, and its financial condition as of December 31, 2021 and 2020. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements. See “Forward Looking Statements” included elsewhere in this Annual Report on Form 10-K.

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of December 31, 2021, the Company and its joint ventures operated a diverse fleet of 81 support and specialty vessels, of which 60 were owned or leased-in, 20 were joint-ventured, and one was managed on behalf of unaffiliated third-parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operations and installation contractors.

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

Recent Developments

OSV Partners. SEACOR OSV PARTNERS I LP., a Delaware limited partnership (“OSV Partners I”), was a joint venture that owned and operated five PSVs for which the Company acted as one of the general partners and also held a limited partnership interest in.  On December 31, 2021, pursuant an agreement and plan of merger (the “Merger Agreement”) among SEACOR Marine, SEACOR Offshore OSV LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of the Company (“SEACOR Offshore OSV”) and OSV Partners I, OSV Partners I merged with and into SEACOR Offshore OSV with SEACOR Offshore OSV surviving the merger (the “Merger”).

In connection with the consummation of the Merger, the Company issued an aggregate of 1,567,935 shares of common stock of the Company, par value $0.01 per share (the “Common Stock”), as follows:

(i)	531,872 shares of Common Stock as consideration for the Merger paid to OSV Partners I’s limited partners (other than the Company and its subsidiaries), and
(ii)

1,036,063 shares of Common Stock as payment to settle all amounts and other obligations outstanding under the Subordinated PIK Loan Agreement, dated September 28, 2018 (as amended on December 22, 2021, the “PIK Loan Agreement”) and paid to the former lenders thereunder (all of whom were limited partners of OSV Partners I).

In connection with the Merger, the Company and SEACOR Offshore OSV assumed and guaranteed approximately $18.1 million of OSV Partners I’s third-party indebtedness outstanding under the amended and restated senior secured term loan credit facility agreement dated as of September 28, 2018 (as amended, restated, amended and restated or otherwise modified, the “OSV Credit Facility”), by and among OSV Partners I and lenders and other parties thereto.

As a result of the Merger, the five 201’, 1,900 tons deadweight capacity, PSVs owned by OSV Partners I are now 100% owned by the Company, bringing the Company’s owned PSV fleet to 20. Of the five PSVs previously owned by OSV Partners I, three are U.S. flagged and currently located in the Gulf of Mexico, and two are Marshall Island flagged and currently located in the Middle East. As of December 31, 2021, these five PSVs had an average age of seven years.

Trends Affecting the Offshore Marine Business

Oil and Gas Prices

The market for offshore oil and natural gas drilling has historically been cyclical. Demand for offshore support vessels is highly correlated to the price of oil and natural gas as those prices significantly impact the Company’s customers’ exploration and drilling activity levels. Oil and natural gas prices tend to fluctuate based on many factors, including global economic activity, levels of reserves and production activity. Price levels for oil and natural gas have and will continue to influence demand for offshore marine services. In addition to the price of oil and natural gas, the availability of acreage, local tax incentives or disincentives, drilling moratoriums and other regulatory actions, and requirements for maintaining interests in leases affect activity in the offshore oil and natural gas industry. Factors that influence the level of offshore exploration and drilling activities include:

•	expectations as to future oil and natural gas commodity prices;
•	customer assessments of offshore drilling prospects compared with land-based opportunities, including newer or unconventional opportunities such as shale;
•	expectations as to the future demand for oil and natural gas in the context of the transition to non-hydrocarbon based sources of energy;
•	customer assessments of cost, geological opportunity and political stability in host countries;
•	worldwide demand for oil and natural gas;
•	the ability or willingness of OPEC to set and maintain production levels and pricing;
•	regional conflicts in oil producing regions;
•	the level of oil and natural gas production by non-OPEC countries;
•	the relative exchange rates for the U.S. dollar; and
•	various U.S. and international government policies regarding exploration and development of oil and natural gas reserves.

Offshore oil and natural gas market conditions are highly volatile. Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices were as high as $76 per barrel in October 2018 but experienced unprecedented volatility during 2020 as a result of the COVID-19 pandemic and the related effects on the global economy, including going negative for a short period of time. Oil prices have steadily increased since the lows hit at the beginning of the COVID-19 pandemic and recently hit a multi-year high primarily as a result of the conflict between Russia and Ukraine in March of 2022 as oil prices reached $116 per barrel. While the Company has experienced difficult market conditions over the past few years due to low oil and natural gas prices and the focus of oil and natural gas producing companies on cost and capital spending budget reductions, the recent increase in oil and natural gas prices has led to an increase in utilization, day rates and customer inquiries about potential new charters.

The Company’s operations and financial results were adversely affected by the COVID-19 pandemic as a result of decreased demand and the increase in costs due to operational changes enacted to enhance crew and on-shore employee safety. However, the Company believes that it has sufficient liquidity to meet its obligations for the foreseeable future. We are closely monitoring updates regarding the spread of COVID-19 and its variants, the distribution of vaccines developed to combat COVID-19, emerging governmental and other vaccine mandates and testing requirements, as well as the willingness of our employees to comply with such mandates and requirements. We are adjusting our operations according to guidelines from local, state and federal officials.

Vessel Supply Dynamics and Other Industry Drivers

Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which in the recent past contributed to an oversaturated market, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels, and (ii) continued excess supply of offshore support vessels whether from laid up fleets or newly built vessels could, in isolation or together, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

Certain macro drivers somewhat independent of oil and natural gas prices may support the Company’s business, including: (i) underspending by oil and gas producers during the recent industry downturn leading to pent up demand for maintenance and growth capital expenditures; and (ii) improved extraction technologies. While we expect that alternative forms of energy will continue to grow and add to the world’s energy mix especially as governments, supranational groups and various other parties focus on climate change causes and concerns, the Company believes that for the foreseeable future demand for gasoline and oil will be sustained, as will demand for electricity from natural gas. Some alternative forms of energy such as offshore wind facilities have the potential to support, in part, the Company’s business.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of December 31, 2021, five of the Company’s 60 owned and leased-in in-service vessels were cold-stacked worldwide.

Certain Components of Revenues and Expenses

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

Direct Vessel Profit. Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, “DVP”) is the Company’s measure of segment profitability. DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its regions, without regard to financing decisions (depreciation and interest expense for owned vessels vs. lease expense for leased-in vessels).

Leased-in Equipment. In addition to the Company’s owned fleet, it operates leased-in vessels from lessors under bareboat charter arrangements that currently expire in 2023. Certain of these vessels were previously owned and subject of sale and leaseback transactions with their lessors.

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

During 2021, the Company recorded no impairment charges associated with its fleet. During 2020, the Company recorded impairment charges of $13.5 million associated with its liftboat fleet (five owned and two leased-in vessels), and one specialty vessel and recognized net losses of $5.3 million as a result of asset disposals ($4.8 million loss due to the disposal of one vessel under construction, and $0.5 million loss due to the redelivery of one leased-in AHTS vessel and one leased-in liftboat). During 2019, the Company recorded impairment charges of $12.0 million primarily associated with its AHTS fleet (four owned and one leased-in vessel), four FSVs and one leased-in specialty vessel. Estimated fair values for the Company’s owned vessels were established by independent appraisers and other market data such as recent sales of similar vessels. For information regarding the Company’s vessel fair value measurement determinations, see “Note 11. Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If market conditions continue to decline from the presently depressed utilization and rates per day worked experienced over the last three years, fair values based on future appraisals could decline significantly.

The Company’s other vessel classes and other individual vessels in active service and cold-stacked status, for which no impairment was deemed necessary, have generally experienced a less severe decline in utilization and rates per day worked based on specific market factors. The market factors include vessels with more general utility to a broader range of customers (e.g., FSVs), vessels required for customers to meet regulatory mandates and operating under multiple year contracts or vessels that service customers outside of the offshore oil and natural gas market.

For vessel classes and individual vessels with indicators of impairment, but which were not impaired as of December 31, 2021, the Company has estimated that their future undiscounted cash flows exceed their current carrying values by more than 40%. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, or remain stagnant at current levels, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

Consolidated Results of Operations

For the years ended December 31, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	2021		2020		2019
Time Charter Statistics:
Average Rates Per Day	$11,712		$10,905		$10,369
Fleet Utilization	66%		55%		60%
Fleet Available Days	20,850		22,250		25,306
Operating revenues:
Time charter	$159,835	94%	$133,454	94%	$157,052	90%
Bareboat charter	4,033	2%	2,855	2%	5,131	3%
Other marine services	7,073	4%	5,528	4%	12,270	7%
	170,941	100%	141,837	100%	174,453	100%
Costs and Expenses:
Operating:
Personnel	$59,920	35%	$48,348	34%	$55,975	32%
Repairs and maintenance	24,117	14%	14,661	10%	21,401	12%
Drydocking	6,347	4%	4,269	3%	5,848	3%
Insurance and loss reserves	8,667	5%	5,763	4%	5,622	3%
Fuel, lubes and supplies	12,033	7%	8,128	6%	10,622	6%
Other	16,322	10%	9,976	7%	10,055	6%
	127,406	75%	91,145	64%	109,523	63%
Lease expense - operating	6,085	4%	7,525	5%	15,840	9%
Administrative and general	37,639	22%	40,051	28%	39,791	23%
Depreciation and amortization	57,395	34%	57,167	40%	57,166	33%
	228,525	134%	195,888	138%	222,320	127%
Gain (Loss) on Asset Dispositions and Impairments, Net	20,436	12%	(17,588)	(12)%	(6,461)	(4)%
Operating Loss	(37,148)	(22)%	(71,639)	(51)%	(54,328)	(31)%
Other Expense, Net	43,775	26%	(26,468)	(19)%	(30,146)	(17)%
Income (Loss) from Continuing Operations Before Income Tax Benefit and Equity in Losses of 50% or Less Owned Companies	6,627	4%	(98,107)	(69)%	(84,474)	(48)%
Income Tax Expense (Benefit)	11,493	7%	(22,924)	(16)%	(7,969)	(5)%
Loss from Continuing Operations Before Equity in Losses of 50% or Less Owned Companies	(4,866)	(3)%	(75,183)	(53)%	(76,505)	(44)%
Equity in Gains (Losses) of 50% or Less Owned Companies	15,078	9%	(8,163)	(6)%	(14,459)	(8)%
Income (Loss) from Continuing Operations	10,212	6%	(83,346)	(59)%	(90,964)	(52)%
Income (Loss) from Discontinued Operations, Net of Tax (including loss on disposal of $9,106)	22,925	13%	364	0%	(7,731)	(4)%
Net Income (Loss)	33,137	19%	(82,982)	(59)%	(98,695)	(57)%
Net Gain (Loss) attributable to Noncontrolling Interests in Subsidiaries	1	0%	(4,067)	(3)%	(5,858)	(3)%
Net Gain (Loss) attributable to SEACOR Marine Holdings Inc.	$33,136	19%	$(78,915)	(56)%	$(92,837)	(53)%

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico) (2)	Africa and Europe, Continuing Operations (3)	Middle East and Asia	Latin America	Total
For the year ended December 31, 2021
Time Charter Statistics:
Average Rates Per Day	$16,866	$10,334	$9,631	$16,035	$11,712
Fleet Utilization	19%	77%	77%	86%	66%
Fleet Available Days	4,735	5,549	7,168	3,397	20,850
Operating Revenues:
Time charter	$15,487	$44,268	$53,146	$46,934	$159,835
Bareboat charter	1,549	—	—	2,484	4,033
Other marine services	3,607	(1,338)	526	4,278	7,073
	20,643	42,930	53,672	53,696	170,941
Direct Costs and Expenses:
Operating:
Personnel	$8,836	$13,903	$22,191	$14,990	$59,920
Repairs and maintenance	3,394	6,772	6,701	7,250	24,117
Drydocking	2,082	1,159	2,639	467	6,347
Insurance and loss reserves	2,632	1,353	2,481	2,201	8,667
Fuel, lubes and supplies	1,204	4,109	3,459	3,261	12,033
Other	648	5,815	6,158	3,701	16,322
	18,796	33,111	43,629	31,870	127,406
Direct Vessel Profit	$1,847	$9,819	$10,043	$21,826	$43,535
Other Costs and Expenses:
Lease expense	$2,621	$1,281	$472	$1,711	$6,085
Administrative and general					37,639
Depreciation and amortization	$15,712	$12,856	$17,985	$10,842	57,395
					101,119
Gain on Asset Dispositions and Impairments, Net					20,436
Operating Loss					$(37,148)

As of December 31, 2021
Property and Equipment:
Historical cost	$253,426	$223,039	$340,225	$208,594	$1,025,284
Accumulated depreciation	(127,547)	(71,820)	(85,683)	(32,247)	(317,297)
	$125,879	$151,219	$254,543	$176,347	$707,987
Total Assets(1)	$148,753	$167,185	$256,533	$250,594	$823,065

(1)	Total assets exclude $89.4 million of corporate assets.
(2)	In 2021, the Company removed from service four vessels (four liftboats) in this region. Regional statistics reflect the removed from service status of these vessels.
(3)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa and Europe segment. As a result, for purposes of segment reporting, European operations are now analyzed with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the year ended December 31, 2020
Time Charter Statistics:
Average Rates Per Day	$19,092	$10,856	$9,749	$11,989	$10,905
Fleet Utilization	7%	76%	77%	92%	55%
Fleet Available Days	7,374	5,777	6,932	2,167	22,250
Operating Revenues:
Time charter	$9,873	$47,723	$52,052	$23,806	$133,454
Bareboat charter	2,910	(55)	—	—	2,855
Other	2,422	(135)	2,157	1,084	5,528
	15,205	47,533	54,209	24,890	141,837
Direct Costs and Expenses:
Operating:
Personnel	$10,065	$13,397	$18,188	$6,698	$48,348
Repairs and maintenance	1,655	5,643	5,232	2,131	14,661
Drydocking	1,167	2,014	759	329	4,269
Insurance and loss reserves	1,774	1,806	1,721	462	5,763
Fuel, lubes and supplies	1,172	3,260	2,706	990	8,128
Other	373	1,343	6,891	1,369	9,976
	16,206	27,463	35,497	11,979	91,145
Direct Vessel (Loss) Profit	$(1,001)	$20,070	$18,712	$12,911	$50,692
Other Costs and Expenses:
Lease expense	$4,272	$3,038	$170	$45	$7,525
Administrative and general					40,051
Depreciation and amortization	$21,427	$13,664	$16,595	$5,481	57,167
					104,743
Loss on Asset Dispositions and Impairments, Net					(17,588)
Operating Loss					$(71,639)

As of December 31, 2020
Property and Equipment:
Historical cost	$257,592	$262,998	$361,514	$130,769	$1,012,873
Accumulated depreciation	(134,391)	(68,486)	(75,349)	(13,312)	(291,538)
	$123,201	$194,512	$286,165	$117,457	$721,335
Total Assets(1)	$164,656	$227,894	$289,314	$179,942	$861,806

(1)	Total assets excludes $105.6 million of corporate assets, and $50.2 million of assets of discontinued operations.
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

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the year ended December 31, 2019
Time Charter Statistics:
Average Rates Per Day	$14,701	$10,603	$8,556	$9,449	$10,369
Fleet Utilization	27%	84%	79%	69%	60%
Fleet Available Days	9,663	5,866	8,008	1,769	25,306
Operating Revenues:
Time charter	$38,955	$52,325	$54,312	$11,460	$157,052
Bareboat charter	1,562	—	—	3,569	5,131
Other	3,806	5,405	1,669	1,390	12,270
	44,323	57,730	55,981	16,419	174,453
Direct Costs and Expenses:
Operating:
Personnel	$17,491	$17,327	$16,698	$4,459	$55,975
Repairs and maintenance	7,583	5,288	7,182	1,348	21,401
Drydocking	4,594	493	600	161	5,848
Insurance and loss reserves	2,370	1,492	1,449	311	5,622
Fuel, lubes and supplies	2,936	3,726	2,904	1,056	10,622
Other	393	5,385	3,095	1,182	10,055
	35,367	33,711	31,928	8,517	109,523
Direct Vessel Profit	$8,956	$24,019	$24,053	$7,902	$64,930
Other Costs and Expenses:
Lease expense	$10,894	$4,763	$173	$10	$15,840
Administrative and general					39,791
Depreciation and amortization	$21,947	$12,614	$16,400	$6,205	57,166
					112,797
Loss on Asset Dispositions and Impairments, Net					(6,461)
Operating Loss					$(54,328)

As of December 31, 2019
Property and Equipment:
Historical cost	$297,392	$251,652	$292,446	$57,534	$899,024
Accumulated depreciation	(157,514)	(62,125)	(73,039)	(16,239)	(308,917)
	$139,878	$189,527	$219,407	$41,295	$590,107
Total Assets(1)	$224,229	$226,071	$250,890	$116,736	$817,926

(1)	Total assets excludes $145.5 million of corporate assets, and $45.7 million of assets of discontinued operations.
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

The following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS	FSV	Supply	Specialty	Liftboats (1)	Other Activity	Total
For the year ended December 31, 2021
Time Charter Statistics:
Average Rates Per Day	$10,349	$8,213	$11,792	$1,732	$24,574	$—	$11,712
Fleet Utilization	64%	70%	75%	48%	46%	—%	66%
Fleet Available Days	2,190	8,722	5,344	365	4,229	—	20,850
Operating Revenues:
Time charter	$14,591	$50,348	$47,253	$301	$47,342	$—	$159,835
Bareboat charter	—	1,549	—	—	2,484	—	4,033
Other marine services	(567)	(968)	1,094	35	3,603	3,876	7,073
	14,024	50,929	48,347	336	53,429	3,876	170,941
Direct Costs and Expenses:
Operating:
Personnel	$5,470	$19,012	$19,081	$229	$15,823	$305	$59,920
Repairs and maintenance	2,364	9,617	7,443	91	4,573	29	24,117
Drydocking	1,160	3,815	313	—	1,059	—	6,347
Insurance and loss reserves	634	1,691	1,785	13	4,711	(167)	8,667
Fuel, lubes and supplies	1,192	4,625	4,256	21	1,930	9	12,033
Other	1,678	6,958	4,709	105	3,147	(275)	16,322
	12,498	45,718	37,587	459	31,243	(99)	127,406
Other Costs and Expenses:
Lease expense	$1,469	$1,750	$—	$—	$1,586	$1,280	$6,085
Administrative and general							37,639
Depreciation and amortization	$1,978	$19,885	$12,217	$—	$21,171	$2,144	57,395
							101,119
Gain on Asset Dispositions and Impairments, Net							20,436
Operating Loss							$(37,148)

As of December 31, 2021
Property and Equipment:
Historical cost	$50,189	$362,952	$282,305	$3,163	$303,277	$23,398	$1,025,284
Accumulated depreciation	(33,757)	(117,085)	(20,656)	(3,138)	(122,015)	(20,646)	(317,297)
	$16,432	$245,867	$261,649	$25	$181,262	$2,752	$707,987

(1)	In 2021, the Company removed from service four vessels (four liftboats) in this class. Liftboats statistics reflect the removed from service status of these vessels.

	AHTS	FSV	Supply	Specialty	Liftboats	Other Activity	Total
For the year ended December 31, 2020
Time Charter Statistics:
Average Rates Per Day	$7,910	$8,408	$10,335	$2,014	$26,180	$—	$10,905
Fleet Utilization	45%	68%	72%	56%	28%	—%	55%
Fleet Available Days	2,661	9,547	3,576	650	5,816	—	22,250
Operating Revenues:
Time charter	$9,438	$54,725	$26,488	$738	$42,065	$—	$133,454
Bareboat charter	—	2,910	(55)	—	—	—	2,855
Other marine services	708	(1,266)	452	(29)	1,267	4,396	5,528
	10,146	56,369	26,885	709	43,332	4,396	141,837
Direct Costs and Expenses:
Operating:
Personnel	$3,844	$17,414	$9,982	$273	$15,347	$1,488	$48,348
Repairs and maintenance	2,061	7,446	2,426	289	2,205	234	14,661
Drydocking	848	1,809	195	—	1,417	—	4,269
Insurance and loss reserves	542	1,460	641	47	3,317	(244)	5,763
Fuel, lubes and supplies	790	3,896	1,561	35	1,552	294	8,128
Other	1,505	5,777	2,870	275	2,546	(2,997)	9,976
	9,590	37,802	17,675	919	26,384	(1,225)	91,145
Other Costs and Expenses:
Operating:
Lease expense	$3,366	$1,407	$—	$—	$1,591	$1,161	$7,525
Administrative and general							40,051
Depreciation and amortization	$2,050	$20,741	$7,520	$1,978	$24,198	$680	57,167
							104,743
Loss on Asset Dispositions and Impairments, Net							(17,588)
Operating Loss							$(71,639)

As of December 31, 2020
Property and Equipment:
Historical cost	$50,189	$375,746	$238,624	$3,163	$321,751	$23,400	$1,012,873
Accumulated depreciation	(31,778)	(104,739)	(15,991)	(3,138)	(117,364)	(18,528)	(291,538)
	$18,411	$271,007	$222,633	$25	$204,387	$4,872	$721,335

	AHTS	FSV	Supply	Specialty	Liftboats	Other Activity	Total
For the year ended December 31, 2019
Time Charter Statistics:
Average Rates Per Day	$7,961	$7,910	$6,948	$1,957	$22,509	$—	$10,369
Fleet Utilization	46%	74%	72%	28%	42%	—%	60%
Fleet Available Days	3,251	12,661	1,723	1,095	6,576	—	25,306
Operating Revenues:
Time charter	$12,008	$73,748	$8,672	$610	$62,014	$—	$157,052
Bareboat charter	—	1,562	3,569	—	—	—	5,131
Other marine services	1,652	(670)	3,025	(3)	5,088	3,178	12,270
	13,660	74,640	15,266	607	67,102	3,178	174,453
Direct Costs and Expenses:
Operating:
Personnel	$6,021	$21,864	$5,930	$411	$19,869	$1,880	$55,975
Repairs and maintenance	2,116	9,096	2,139	242	7,449	359	21,401
Drydocking	179	816	387	—	4,465	1	5,848
Insurance and loss reserves	775	1,599	314	73	3,000	(139)	5,622
Fuel, lubes and supplies	721	5,197	1,079	32	3,530	63	10,622
Other	1,773	6,482	2,357	432	1,254	(2,243)	10,055
	11,585	45,054	12,206	1,190	39,567	(79)	109,523
Other Costs and Expenses:
Lease expense	$5,295	$1,407	$1,649	$—	$5,990	$1,499	$15,840
Administrative and general							39,791
Depreciation and amortization	$2,240	$22,966	$4,249	$1,305	$24,491	$1,915	57,166
							112,797
Loss on Asset Dispositions and Impairments, Net							(6,461)
Operating Loss							$(54,328)

As of December 31, 2019
Property and Equipment:
Historical cost	$94,078	$388,460	$44,958	$19,837	$327,028	$24,663	$899,024
Accumulated depreciation	(73,095)	(101,295)	(8,471)	(14,984)	(93,166)	(17,906)	(308,917)
	$20,983	$287,165	$36,487	$4,853	$233,862	$6,757	$590,107

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the years ended December 31, the Company’s direct vessel profit (loss) in the U.S. as follows (in thousands, except statistics):

	2021		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$31,134		$—		$7,155
FSV	10,243		7,375		8,768
Supply	—		7,380		—
Liftboats	14,980		22,844		19,563
Specialty	—		—		—
Overall	16,866		19,092		14,701
Utilization:
AHTS	18%		—%		9%
FSV	8%		8%		39%
Supply	—%		10%		—%
Liftboats (1)	25%		9%		29%
Specialty	—%		—%		—%
Overall	19%		7%		27%
Available Days:
AHTS	730		1,095		1,457
FSV	1,057		1,486		2,689
Supply	115		44		—
Specialty	—		224		365
Liftboats (1)	2,833		4,526		5,152
Overall	4,735		7,374		9,663

Operating revenues:
Time charter	$15,487	75%	$9,873	65%	$38,955	88%
Bareboat charter	1,549	8%	2,910	19%	1,562	3%
Other marine services	3,607	17%	2,422	16%	3,806	9%
	20,643	100%	15,205	100%	44,323	100%
Direct operating expenses:
Personnel	8,836	43%	10,065	66%	17,491	39%
Repairs and maintenance	3,394	16%	1,655	11%	7,583	17%
Drydocking	2,082	10%	1,167	8%	4,594	10%
Insurance and loss reserves	2,632	13%	1,774	12%	2,370	5%
Fuel, lubes and supplies	1,204	6%	1,172	8%	2,936	7%
Other	648	3%	373	2%	393	1%
	18,796	91%	16,206	107%	35,367	80%
Direct Vessel (Loss) Profit	$1,847	9%	$(1,001)	-7%	$8,956	20%

(4)	In 2021, the Company removed from service four vessels (four liftboats) in this region. Regional statistics reflect the removed from service status of these vessels.

2021 compared with 2020

Operating Revenues. Charter revenues were $4.3 million higher in 2021 compared with 2020. Charter revenues were $7.9 million higher due to improved utilization of the core fleet. Charter revenues were $3.1 million lower due to the repositioning of vessels between geographic regions and $0.5 million lower due to net fleet dispositions. Other marine services were $1.2 million higher primarily due to higher management fees and liftboat catering revenues. As of December 31, 2021, the Company had four of 14 owned and leased-in vessels (one AHTS vessels, one FSV, and two liftboats) cold-stacked in this region compared with 15 of 20 vessels as of December 31, 2020. In addition, the Company had four liftboats removed from service in this region as of December 31, 2021.

Direct Operating Expenses. Direct operating expenses were $2.6 million higher in 2021 compared with 2020. Direct operating expenses were $4.6 million higher for the core fleet, primarily due to reactivation of vessels from cold-stacked status. Direct operating expenses were $1.6 million lower due to net fleet dispositions, and $0.4 million lower due to the repositioning of vessels between geographic regions.

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

Africa and Europe, continuing operations. For the years ended December 31, the Company’s direct vessel profit in Africa and Europe was as follows (in thousands, except statistics):

	2021		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$8,649		$8,208		$8,753
FSV	9,107		9,108		9,840
Supply	10,508		8,726		8,429
Specialty	—		—		—
Liftboat	34,856		34,015		35,001
Overall	10,334		10,856		10,603
Utilization:
AHTS	98%		85%		94%
FSV	75%		78%		85%
Supply	59%		52%		88%
Specialty	—%		—%		—%
Liftboat	78%		95%		80%
Overall	77%		76%		84%
Available Days:
AHTS	1,095		1,200		1,095
FSV	3,322		3,661		3,518
Supply	883		550		962
Specialty	—		—		—
Liftboat	249		366		291
Overall	5,549		5,777		5,866
Operating revenues:
Time charter	$44,268	103%	$47,723	100%	$52,325	91%
Bareboat charter	—		(55)	0%	—	0%
Other marine services	(1,338)	-3%	(135)	0%	5,405	9%
	42,930	100%	47,533	100%	57,730	100%
Direct operating expenses:
Personnel	13,903	32%	13,397	28%	17,327	30%
Repairs and maintenance	6,772	16%	5,643	12%	5,288	9%
Drydocking	1,159	3%	2,014	4%	493	1%
Insurance and loss reserves	1,353	3%	1,806	4%	1,492	3%
Fuel, lubes and supplies	4,109	10%	3,260	7%	3,726	6%
Other	5,815	14%	1,343	3%	5,385	9%
	33,111	77%	27,463	58%	33,711	58%
Direct Vessel Profit	$9,819	23%	$20,070	42%	$24,019	42%

2021 compared with 2020

Operating Revenues. Charter revenues were $3.4 million lower in 2021 compared with 2020. Charter revenues were $5.4 million lower due to the repositioning of vessels between geographic regions and $2.0 million higher due to net fleet additions. Other marine services were $1.2 million lower primarily due to commission charges. As of December 31, 2021, the Company had no owned and leased-in vessels cold stacked in this region, compared with 4 of 16 vessels as of December 31, 2020.

Direct Operating Expenses. Direct operating expenses were $5.6 million higher in 2021 compared with 2020, primarily due to higher operating costs in West Africa and the reactivation of vessels from cold-stacked status.

2020 compared with 2019

Operating Revenues. Time charter revenues were $4.7 million lower in 2020 compared with 2019. On an overall basis, time charter revenues were $3.9 million lower due to the effect of cold-stacking vessels, $3.5 million lower due to net fleet dispositions, $1.2 million higher due to the repositioning of vessels between geographic regions, and $1.1 million lower for the core fleet primarily due to reduced utilization. Charter revenues were $2.6 million higher and other marine services were $1.9 million lower, primarily due to one vessel commencing a time charter after previously having revenues recognized only on receipt of cash (and therefore included in other marine services) due to collection concerns. Also, other marine services were $3.6 million lower in 2020 compared with 2019, primarily due to the termination of a charter of a PSV from a joint venture. As of December 31, 2020, the Company had four of 16 owned and leased-in vessels cold stacked in this region (two PSVs, two FSVs).

Direct Operating Expenses. Direct operating expenses were $6.2 million lower in 2020 compared with 2019. Direct operating expenses were $4.2 million lower due to net fleet dispositions and $1.4 million lower due to the repositioning of vessels between geographic regions, and $0.4 million higher for the core fleet primarily due to the timing of dry dockings and certain repair expenditures. Vessel operating expenses were $1.0 million lower in 2020 compared to 2019, primarily due to the termination of a charter-in of a PSV from a joint venture.

Middle East and Asia. For the years ended December 31, the Company’s direct vessel profit (loss) in the Middle East and Asia was as follows (in thousands, except statistics):

	2021		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,732		$6,153		$5,873
FSV	7,493		8,014		6,582
Supply	7,595		7,215		5,087
Specialty	1,732		2,014		1,957
Liftboats	25,298		26,855		27,177
Overall	9,631		9,749		8,556
Utilization:
AHTS	56%		47%		49%
FSV	80%		78%		87%
Supply	73%		73%		73%
Specialty	48%		86%		43%
Liftboats	100%		93%		100%
Overall	77%		77%		79%
Available Days:
AHTS	365		366		699
FSV	3,613		3,533		5,088
Supply	2,095		1,875		761
Specialty	365		426		730
Liftboats	730		732		730
Overall	7,168		6,932		8,008
Operating revenues:
Time charter	$53,146	99%	$52,052	96%	$54,312	97%
Other marine services	526	1%	2,157	4%	1,669	3%
	53,672	100%	54,209	100%	55,981	100%
Direct operating expenses:
Personnel	22,191	41%	18,188	34%	16,698	30%
Repairs and maintenance	6,701	12%	5,232	10%	7,182	13%
Drydocking	2,639	5%	759	1%	600	1%
Insurance and loss reserves	2,481	5%	1,721	3%	1,449	3%
Fuel, lubes and supplies	3,459	6%	2,706	5%	2,904	5%
Other	6,158	11%	6,891	13%	3,095	6%
	43,629	81%	35,497	65%	31,928	57%
Direct Vessel Profit	$10,043	19%	$18,712	35%	$24,053	43%

2021 compared with 2020

Operating Revenues. Charter revenues were $1.1 million higher in 2021 compared with 2020. Charter revenues were $2.3 million higher due to the repositioning of vessels between geographic regions and $1.4 million due to net fleet additions. Charter revenues were $2.6 million lower due to the cold stacking of one vessel and due to the timing of major repairs and dry dockings. Other marine services were $1.6 million lower primarily due to lower management fee revenues. As of December 31, 2021, the Company had one of 20 owned and leased-in vessels cold-stacked in this region (one Specialty), compared with three of 20 vessels as of December 31, 2020.

Direct Operating Expenses. Direct operating expenses were $8.1 million higher in 2021 compared with 2020. Direct operating expenses were $3.9 million higher for the core fleet, primarily due to higher operating costs in Saudi Arabia and the timing of dry dockings and certain repair expenditures, $2.4 million higher due to net fleet additions and $1.8 million higher due to the repositioning of vessels between geographic regions.

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

Latin America. For the years ended December 31, the Company’s direct vessel profit in Latin America was as follows (in thousands, except statistics):

	2021		2020		2019
Time Charter Statistics:
Rates Per Day Worked:
FSV	$7,707		$7,435		$7,059
Supply	15,415		14,906		—
Liftboats	38,241		15,913		16,259
Overall	16,035		11,989		9,449
Utilization:
FSV	91%		92%		66%
Supply	87%		91%		—%
Liftboats	73%		95%		78%
Overall	86%		92%		69%
Available Days:
FSV	730		867		1,366
Supply	2,251		1,108		—
Liftboats	417		192		403
Overall	3,397		2,167		1,769
Operating revenues:
Time charter	$46,934	87%	$23,806	96%	$11,460	70%
Bareboat charter	2,484	5%	—	0%	3,569	22%
Other marine services	4,278	8%	1,084	4%	1,390	8%
	53,696	100%	24,890	100%	16,419	100%
Direct operating expenses:
Personnel	14,990	28%	6,698	27%	4,459	27%
Repairs and maintenance	7,250	14%	2,131	9%	1,348	8%
Drydocking	467	1%	329	1%	161	1%
Insurance and loss reserves	2,201	4%	462	2%	311	2%
Fuel, lubes and supplies	3,261	6%	990	4%	1,056	6%
Other	3,701	7%	1,369	6%	1,182	7%
	31,870	59%	11,979	48%	8,517	52%
Direct Vessel Profit	$21,826	41%	$12,911	52%	$7,902	48%

2021 compared with 2020

Operating Revenues. Charter revenues were $25.6 million higher in 2021 compared with 2020. Charter revenues were $16.5 million higher due to net fleet additions as a result of the consolidation of SEACOR Offshore Delta (f/k/a SEACOSCO) after the Company acquired its partner’s interest in the company (see “Note 3. Business Acquisitions”) and $9.1 million higher due to the repositioning of vessels between geographic regions. Other marine services were $3.2 million higher due to higher reimbursable meals, higher management fees, and higher mobilization revenues of $1.3 million, $1.3 million and $0.6 million, respectively. As of December 31, 2021, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $19.9 million higher in 2021 compared with 2020, primarily due to net fleet additions and the repositioning of vessels between geographic regions.

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

Lease Expense. Leased-in equipment expenses were $1.4 million lower compared with 2020, primarily due to the impairment of two leased-in vessels during the first quarter of 2020 and the amendment of the lease of one leased-in vessel during the third quarter of 2020 to lower rates. Leased-in expenses were $8.3 million lower for 2020 compared with 2019 primarily due to the impairment of three leased-in vessels and one leased-in vessel having been returned to the lessor in the first quarter of 2020.

Administrative and general. Administrative and general expenses were $2.4 million lower in 2021 compared with 2020, primarily due to a $3.0 million transaction fee paid in 2020 to SEACOR Holdings under the Tax Refund and Indemnification Agreement entered into by the Company and SEACOR Holdings on June 26, 2020 (the “Tax Refund Agreement”).

Administrative and general expenses were $0.3 million higher in 2020 compared with 2019 primarily due to a transaction fee paid to SEACOR Holdings under the Tax Refund Agreement, offset by decreases in employee and director compensation expenses.

Depreciation and amortization. Depreciation and amortization expenses were $0.2 million higher in 2021 compared with 2020 primarily due to net fleet change. Depreciation and amortization expenses were flat when comparing 2020 with 2019.

Gains (Losses) on Asset Dispositions and Impairments, Net. During 2021, the Company recorded no impairment charges associated with its fleet. The Company sold one PSV vessel, three FSVs and set off debt payments with hull and machinery insurance proceeds received in respect of the SEACOR Power of $25.0 million, for a total of $30.1 million in cash, resulting in gains of $20.9 million all of which was recognized currently. The insurance proceeds from the SEACOR Power were primarily used to repay associated debt under the FGUSA Credit Facility as defined and described in “Note 8. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Other (Expense) Income, Net

For the years ended December 31, the Company’s other income (expense) was as follows (in thousands):

	2021	2020	2019
Other Income (Expense):
Interest income	$1,302	$1,273	$1,389
Interest expense	(28,111)	(30,691)	(28,956)
SEACOR Holdings guarantee fees	(7)	(47)	(108)
Gain on debt extinguishment	61,994	—	—
Derivative gains, net	391	4,310	71
Foreign currency losses, net	(1,235)	(1,294)	(2,541)
Other, net	9,441	(19)	(1)
	$43,775	$(26,468)	$(30,146)

Interest Income. Interest income in 2021 increased primarily due to a tax refund on a portion of interest paid. Interest income in 2020 was lower due to decreases in interest income from the Company’s construction reserve funds deposits which were substantially lower offset by increased income due to interest earned on loans and advances to Joint Ventures.

Interest expense. Interest expense was lower in 2021 compared to 2020 primarily due to the repayment of the FGUSA Credit Facility in June 2021 and lower interest rates on floating rate debt. This decrease was offset by increases in interest associated with the SEACOR Alpine Shipyard Financing following delivery of one PSV in 2020 and increases in interest associated with the Tarahumara Shipyard Financing following delivery of one PSV in 2021, as described in “Note 8. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Interest expense was higher in 2020 compared to 2019 primarily due to the debt acquired in connection with the Company’s acquisition 100% of SEACOR Offshore Delta (f/k/a SEACOSCO), and partially offset due to lower interest rates on floating rate debt and payments of principal on outstanding debt.

SEACOR Holdings guarantee fees. As of December 31, 2021, SEACOR Holdings had no outstanding guarantees in respect of certain of the Company’s obligations. See “Contractual Obligations and Commercial Commitments.”

Gain on debt extinguishment. On June 10, 2021, SEACOR Marine, Falcon Global USA LLC, an indirect subsidiary of SEACOR Marine (“FGUSA”), and certain subsidiaries of FGUSA, entered into the Conditional Payoff Agreement in respect of the (i) FGUSA Credit Facility and (ii) FGUSA Obligation Guaranty. (See “Note 8. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Derivative gains, net. Net derivative gains in 2021 compared to 2020 was lower due to the fair value of the conversion option liability associated with the Convertible Senior Notes decreasing from $5.2 million to zero in 2020 offset by gains realized on foreign currency forwards in 2021. For all periods, derivative gains were primarily due to reductions in the fair value of the Company’s conversion option liability embedded in the Company’s Convertible Senior Notes. The reductions in the conversion option liability were primarily the result of declines in the Company’s share price and estimated credit spread.

Foreign currency losses, net. Foreign currency losses in 2021 were lower primarily due to various changes in foreign currencies.

Gain from return of investments in 50% or less owned companies and other, net. Other gains during 2021 were primarily due to a distribution of $12.0 million from the Company’s MEXMAR Offshore joint venture of which $9.4 million was in excess of the Company’s investment in the joint venture.

Income Tax Benefit

For the year ending December 31, 2021, the Company’s effective income tax rate of 173.4% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign subsidiaries with current losses for which there is no current or future federal income tax benefit available.

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

Equity in (Losses) Earnings of 50% or Less Owned Companies, Net of Tax

For the years ended December 31, the Company’s equity in earnings (losses) from continuing operations of 50% or less owned companies, net of tax, was as follows (in thousands):

	2021	2020	2019
MexMar	$10,491	$(4,056)	$1,054
MEXMAR Offshore	2,563	—	(4,901)
Offshore Vessel Holdings	809	(4,053)	(848)
OSV Partners	(1,343)	(1,575)	(1,497)
SEACOR Grant DIS	—	—	403
Dynamic Offshore Drilling	—	—	(2,263)
SEACOR Offshore Delta (f/k/a SEACOSCO)	—	(1,703)	(7,118)
SEACOR Arabia	1,030	3,373	1,071
Other	1,528	(149)	(360)
	$15,078	$(8,163)	$(14,459)

2021 compared with 2020

MexMar. Equity earnings from MexMar was higher by $14.5 million in 2021 as compared to 2020 primarily due to a  provision for doubtful accounts recorded in 2020 related to a default of a loan provided by MexMar to UP Offshore (Bahamas) Ltd (“UP Offshore”), a wholly owned subsidiary of MEXMAR Offshore (which is a separate joint venture of the Company).

MEXMAR Offshore. On June 1, 2021, MEXMAR Offshore International LLC (“MEXMAR Offshore”), a joint venture 49% owned by an indirect wholly-owned subsidiary of SEACOR Marine, and 51% owned by a subsidiary of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), UP Offshore (Bahamas) Ltd. (“UP Offshore”), a provider of offshore support vessel services to the energy industry in Brazil and a wholly owned subsidiary of MEXMAR Offshore, and certain of subsidiaries of UP Offshore, completed the sale of eight vessels and certain Brazilian entities to Oceanpact Servicos Maritimos S.A. and its subsidiary, OceanPact Netherlands B.V., for a total purchase price of $30.2 million (the “UP Offshore Sale Transaction”). The UP Offshore Sale Transaction resulted in an equity earnings gain from 50% or less owned companies of $2.6 million.

On July 23, 2021, the Company received a distribution from its MEXMAR Offshore joint venture in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment balance of $2.6 million. The excess was recorded by the Company as a gain from return of investments in 50% or less owned companies. After giving effect to the UP Offshore Sale Transaction, MEXMAR Offshore, indirectly through certain subsidiaries of UP Offshore, retained ownership of three vessels. As part of the winddown of the MEXMAR Offshore joint venture, ownership of two of these vessels was transferred from subsidiaries of UP Offshore to OVH on October 26, 2021, and the remaining vessel was transferred from a subsidiary of UP Offshore to OVH on November 2, 2021. Upon completion of these transactions, MEXMAR Offshore no longer held income producing assets and as a result, on December 9, 2021, the Company transferred its 49% interest in MEXMAR Offshore to a subsidiary of CME for nominal consideration and a transaction fee of $0.2 million. As of December 31, 2021, the Company does not have any ownership interest in MEXMAR Offshore.

Offshore Vessel Holdings (“OVH”). Equity earnings increased by $4.9 million due to dividends received from OVH and lower maintenance and repair costs and depreciation and amortization expenses. As a result of equity losses in 2020, the Company had reduced its investment balance in OVH to zero in 2020.

OSV Partners. Equity losses from SEACOR OSV Partners GP LLC (“OSV Partners GP”) and SEACOR OSV Partners I LP LLC (“OSV Partners I, and collectively with OSV Partners GP, “OSV Partners”) decreased by $0.2 million, primarily due to higher utilization and an increase in the overall day rate. On December 31, 2021, OSV Partners I merged with and into SEACOR Offshore OSV with SEACOR Offshore OSV surviving the merger (the “Merger”). As a result of the Merger, the five 201’, 1,900 tons deadweight capacity, PSVs owned by OSV Partners I are now 100% owned by the Company.

SEACOR Arabia. The decrease of $2.3 million in equity gains from SEACOR Marine Arabia was due to reduced revenues and higher operating costs.

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

OSV Partners Equity losses from SEACOR OSV Partners GP LLC (“OSV Partners GP”) and SEACOR OSV Partners I LP LLC (“OSV Partners I, and collectively with OSV Partners GP, “OSV Partners”) increased by less than $0.1 million, primarily due to utilization.

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

SEACOR Arabia. The increase of $2.3 million in equity gains from SEACOR Marine Arabia was due to increased revenues and recording of a true-up of fees related to the management agreement with our joint venture partner of $0.9 million recognized in 2020.

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

As of December 31, 2021, the Company had unfunded capital commitments of $0.9 million for miscellaneous vessel equipment payable during 2022. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

As of December 31, 2021, the Company had outstanding debt of $364.4 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of December 31, 2021 are as follows (in thousands):

Actual
2022	$31,602
2023	252,247
2024	44,334
2025	12,629
2026	11,365
Years subsequent to 2026	48,778
$400,955

As of December 31, 2021, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $41.2 million compared to $36.0 million as of December 31, 2020. There was no balance in construction reserve funds as of December 31, 2021 and $4.2 million of construction reserve funds held as cash as of December 31, 2020. Additionally, the Company had $1.2 million available borrowing capacity under subsidiary credit facilities as of December 31, 2021. In January 2021, the Company received cash proceeds of $42.6 million for the sale of Windcat Workboats. In addition, as a result of the CARES Act and the entry into the Tax Refund Agreement, the Company received cash tax refunds of approximately $32.3 million (including $1.1 million of interest paid by the IRS in respect of refund payment delays due in part to the COVID-19 pandemic) in 2020 and 2021. These tax refunds are subject to the terms of the Tax Refund Agreement, which does not restrict the use of approximately $23.1 million of the refund, with the remaining $8.1 million required to be deposited into an account to be used to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings. As of December 31, 2021, the Company has applied all of the amount deposited to satisfy these obligations in full.

For the years ended December 31, the following is a summary of the Company’s cash flows (in thousands):

	2021	2020	2019
Cash flows provided by or (used in):
Operating Activities	$8,973	$(29,722)	$1,662
Investing Activities	71,800	3,823	31,030
Financing Activities	(78,898)	(22,599)	(25,942)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(22)	30	(16,619)
Net increase in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	(171)	959	64
Net Increase (Decrease) in Cash, Restricted Cash and Cash Equivalents	$1,682	$(47,509)	$(9,805)

Operating Activities

Cash flows provided by operating activities increased by $38.7 million in 2021 compared with 2020. The biggest driver of the increase in cash flows provided by operations was the receipt of tax refunds under the CARES Act as described above and in “Note 9. Income Taxes” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For the years ended December 31, the components of cash flows provided by (used in) continuing operating activities were as follows (in thousands):

	2021	2020	2019
DVP:
United States, primarily Gulf of Mexico	$1,847	$(1,001)	$8,956
Africa and Europe, Continuing Operations	9,819	20,070	24,019
Middle East and Asia	10,043	18,712	24,053
Latin America	21,826	12,911	7,902
Operating, leased-in equipment	(7,456)	(14,785)	(19,151)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(31,774)	(35,752)	(35,149)
SEACOR Holdings management and guarantee fees	(7)	(47)	(108)
Other, net (excluding non-cash losses)	168	(19)	(1)
Dividends received from 50% or less owned companies	5,332	2,117	2,073
	9,798	2,206	12,594
Changes in operating assets and liabilities before interest and income taxes	(9,092)	(9,376)	7,324
Director share awards	435	755	894
Restricted stock vested	(272)	(178)	(577)
Cash settlements on derivative transactions, net	(2,150)	(1,331)	(482)
Interest paid, excluding capitalized interest (1)	(23,807)	(21,977)	(21,479)
Interest received	1,302	1,273	1,389
Income taxes refunded, net	32,759	(1,094)	1,999
Total cash flows (used in) provided by operating activities	$8,973	$(29,722)	$1,662

(1)	During 2021, 2020 and 2019, capitalized interest paid and included in purchases of property and equipment for continuing operations was $0.3 million, $0.9 million, and $1.5 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During 2021, net cash provided by investing activities was $71.8 million primarily as a result of the following:

•	capital expenditures were $7.0 million. Equipment deliveries during the period included a total of one PSVs through construction;
•	the Company sold three FSVs, one PSV and set off debt payments with hull and machinery insurance proceeds from the SEACOR Power of $25.0 million, for a total of $30.1 million;

•

the Company completed the sale of Windcat Workboats for net proceeds of $38.7 million ($42.2 million cash, less $3.5 million cash held at Windcat Workboats that was included in the assets purchased by the Windcat Buyer);

•	the Company made investments in, and advances to, its 50% or less owned companies of $3.0;
•	the Company received a distribution from its MEXMAR Offshore joint venture in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment balance of $2.6 million; and
•	the Company received $3.3 million from investments in, and advances to, its 50% or less owned companies for principal payments on the notes;
•	the Company received $0.2 million as part of an asset acquisition of a 50% or less owned company.

During 2020, net cash provided by investing activities was $3.8 million primarily comprised of the following:

•	capital expenditures were $20.8 million. Equipment deliveries during the period included a total of four PSVs through construction;
•

the Company sold two AHTS vessels and one specialty vessel previously retired and removed from service, four FSVs, one specialty vessel and one vessel under construction and other equipment for net proceeds of $21.6 million ($20.7 million cash and $0.9 million in previously received deposits);

•	construction reserve funds account transactions included withdrawals of $9.2 million and a reclassification of $3.7 million to short-term cash deposits, which was expected to be utilized in 2021;
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

•	proceeds from the sale of the emergency response and rescue vessels (“ERRV”) fleet, less cash retained by the purchaser was $22.3 million;
•	loans and advances to investments in 50% or less owned companies of $17.4 million, including $13.6 million to the SEACOSCO joint venture; and
•	net decrease in construction reserve funds of $15.2 million.

Financing Activities

During 2021, net cash used by financing activities was $78.9 million.

•	The Company made scheduled payments on long-term debt and other obligations of $78.1 million; and
•	the Company made payments on debt extinguishment costs of $0.8 million.

During 2020, net cash used by financing activities was $22.6 million.

•	The Company made scheduled payments on long-term debt and obligations of $22.6 million.

During 2019, net cash used by financing activities was $25.9 million.

•	The Company made scheduled payments on long-term debt and obligations of $24.0 million;
•	the Company purchased subsidiary shares from holders of noncontrolling interests for $3.4 million; and
•	the Company received $1.4 million from the exercise of stock options.

Short and Long-Term Liquidity Requirements and Outlook

The Company believes that a combination of cash balances on hand, construction reserve funds, cash generated from operating activities, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital needs, debt service requirements and covenant compliance over the short to medium term. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management will continue to closely monitor the Company’s liquidity and compliance with covenants in its credit facilities specifically as it relates to the COVID-19 pandemic.

The Company's primary credit facility requires the Company to maintain a minimum of $35.0 million of cash on hand (including restricted cash) at all times. As of December 31, 2021 the Company's cash balances used to test compliance with this covenant was $41.2 million. The Company believes that its currently available cash as well as cash from future operations and other sources such as asset sales and capital markets activity will be  sufficient to maintain compliance with this covenant for the foreseeable future.

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

Future Cash Requirements

The Company’s primary future cash requirements will be to fund operations, debt service, capital expenditures, employee retirement benefit plans, and lease payment obligations. In addition, the Company may use cash in the future to make strategic acquisitions or investments. Specifically, the Company expects its primary cash requirements for fiscal year 2022 to be as follows:

•	Debt service — We expect to make principal and interest payments of approximately $48.5 million during fiscal year 2022 under our currently outstanding debt facilities.
•

Capital expenditures — At this time, we do not expect to make any capital expenditures during fiscal year 2022 although if market dynamics change substantially or an appropriate opportunity arises we may determine to make such expenditures at that time.

•	Employee retirement benefit plans — We estimate we will make payments under our retirement benefit plans of approximately $0.8 million during fiscal year 2022.
•	Lease payments — We expect to make lease payments of approximately $2.3 million for our operating and finance leases during fiscal year 2022 under our currently effective leases.

In addition to the matters identified above, in the ordinary course of business, the Company may be involved in litigation, claims, government inquiries, investigations and proceedings relating to commercial, employment, environmental and regulatory matters. An unfavorable resolution in this or other matters could have a material adverse effect on the Company's future cash requirements.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 8. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Effects of Inflation

The Company’s operations expose it to the effects of inflation. In the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs. For example, the pressures of inflation have increased our costs of labor and may continue to do so.

Contingencies

MNOPF and MNRPF. Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the U.K.: the MNOPF and the MNRPF.

The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2021, all invoices related to MNOPF and MNRPF have been settled in full.

On October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. The MNRPF has indicated that the investigations into these issues remain ongoing, and that further updates will be provided as significant developments arise. Should such additional liabilities require the MNRPF to collect additional funds from participating employers, it is possible that the Company will be invoiced for a portion of such funds and recognize payroll related operating expenses in the periods invoices are received.

SEACOR Power. On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and is coordinating these efforts with the USCG. The salvage operations are currently ongoing and the Company expects salvage costs to be covered by insurance proceeds.

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal politicians. The NTSB and the USCG are currently investigating the incident to determine the cause of the incident and the Company is fully cooperating with the investigations in all respects and continues to gather information about the incident. It is expected that the NTSB and USCG investigations will take a significant period of time to complete, possibly as much as two years or longer. Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the incident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

Other. In the normal course of its business, the Company becomes involved in various other litigation matters including, among others, claims by third-parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company also contracts with various customers to carry out management services for vessels as agents for and on behalf of ship owners. These services include crew management, technical management, commercial management, insurance arrangements, sale and purchase of vessels, provisions and bunkering. As the manager of the vessels, the Company undertakes to use its best efforts to provide the agreed management services as agents for and on behalf of the owners in accordance with sound ship management practice and to protect and promote the interest of the owners in all matters relating to the provision of services thereunder. The Company also contracts with various customers to carry out management services regarding engineering for vessel construction and vessel conversions. The vast majority of the ship management agreements span one to three years and are typically billed on a monthly basis. The Company transfers control of the service to the customer and satisfies its performance obligation over the term of the contract, and therefore recognizes revenue over the term of the contract while related costs are expensed as incurred.

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

Trade and Other Receivables. Customers are primarily major integrated national and international oil companies and large independent oil and natural gas exploration and production companies. Customers are granted credit on a short-term basis and the related credit risks are minimal. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables. The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of December 31, 2021, the estimated useful life (in years) of the Company’s new Offshore Support Vessels was 20 years.

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

Business Combinations. For acquisitions constituting a business acquisition, the Company recognizes 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income (loss) from the date of acquisition.  If an acquisition of an asset or group of assets does not meet the definition of a business, the transaction is accounted for as an asset acquisition.  The assets are measured based on their cost to the Company, including transaction costs. The acquisition cost is then allocated to the assets acquired based on their relative fair values.

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

The Company’s outstanding debt from continuing operations is primarily in fixed interest rate instruments or variable interest rate instruments that have been fixed through corresponding interest rate swaps. As a result, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2021 the Company had outstanding variable rate debt instruments (due 2022 through 2029) subject to interest rate fluctuations totaling $171.8 million that call for the Company to pay interest based on LIBOR plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2021 the average interest rate on these variable rate borrowings was 4.3%. For each 1% increase in the applicable LIBOR rate, the Company’s annual interest payments on the non-hedged portion of the facility would increase by approximately $1.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2021 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.2*

Merger Agreement, dated December 22, 2021, among SEACOR Marine Holdings Inc., SEACOR Offshore OSV LLC and SEACOR OSV Partners I LP (incorporated herein by reference to Exhibit 2.1 of SEACOR Marine Holding Inc.’s Form 8-K filed with the Commission on December 22, 2022 (File No. 001-37966)).

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

10.2*+

SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan. (incorporated herein by reference to Exhibit 10.6 of SEACOR Marine Holdings Inc.’s Periodic Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-37966)).

10.3*+

SEACOR Marine Holdings Inc. 2017 Employee Stock Purchase Plan. (incorporated herein by reference to Exhibit 10.7 of SEACOR Marine Holdings Inc.’s Periodic Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-37966)).

10.4*+

Form of Indemnification Agreement between SEACOR Marine Holdings Inc. and individual officers and directors. (incorporated herein by reference to Exhibit 10.7 of SEACOR Marine Holdings Inc.’s Amendment No. 1 to its Registration Statement on Form 10 filed with the Commission on February 10, 2017 (File No. 001-37966)).

10.5*

Letter Agreement related to the Investment Agreement dated November 30, 2015 (incorporated herein by reference to Exhibit 10.8 of SEACOR Marine Holdings Inc.’s Amendment No. 3 to its Registration Statement on Form 10 filed with the Commission on May 4, 2017 (File No. 001-37966)).

10.6*+

Form of Stock Option Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 of SEACOR Marine Holdings Inc.’s S-8 filed with the Commission on November 20, 2017 (File No. 001-37966)).

10.7*+

Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 of SEACOR Marine Holdings Inc.’s S-8 filed with the Commission on November 20, 2017 (File No. 001-37966)).

10.8*+

Form of Performance Restricted Stock Unit Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2019 (File No. 001-37966)).

10.9+	Compensation of Non-Employee Directors

10.10*

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

10.11*

Guaranty, dated September 26, 2018, by SEACOR Marine Holdings Inc. in favor of DNB Bank ASA, New York Branch (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2018 (File No. 1-37966)).

10.12*+

Form of Director Stock Option Grant Agreement Pursuant to the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan, between SEACOR Marine Holdings Inc., and the non-employee director specified therein, (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2018 (File No. 1-37966)).

10.13*

Subscription Agreement, dated as of April 20, 2018, by and among SEACOR Marine Holdings Inc., the Purchasers named on Schedule A thereto, (incorporated herein by reference to Exhibit 10.5 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2018 (File No. 1-37966)).

Exhibit Number	Description

10.14*

Amendment and Exchange Agreement, dated as of May 2, 2018, by and among SEACOR Marine Holdings Inc., CEOF II DE I AIV, L.P., CEOF II COINVESTMENT (DE), L.P. and CEOF II COINVESTMENT B (DE), L.P., (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on May 2, 2018 (File No. 001-37966)).

10.15*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and John Gellert (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.16*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and Jesús Llorca (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.17*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and Gregory Rossmiller (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.18*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and Andrew H. Everett II (incorporated herein by reference to Exhibit 10.5 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.19*

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

10.20*

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

10.21*

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

10.22*

Sale and Purchase Agreement, dated May 31, 2020, by and between China Shipping Fan Tai Limited, China Shipping Industry (Hong Kong) Co. Limited and SEACOR Offshore Asia LLC (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966)).

10.23*

Parent Guarantee, dated May 31, 2020, by SEACOR Marine Holdings Inc. in favour of China Shipping Fan Tai Limited and China Shipping Industry (Hong Kong) Co., Limited (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966)).

10.24*

Form of Parent Guarantee by SEACOR Marine Holdings Inc. and COSCO Shipping Heavy Industry (Guangdong) Co., Ltd (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966).

10.25*

Tax Refund and Indemnification Agreement, dated as of June 26, 2020, by and between SEACOR Marine Holdings Inc. and SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 29, 2020 (File No. 001-37966)).

10.26*

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

Exhibit Number	Description

10.27*

Agreement for the Sale and Purchase of the Share Capital of Windcat Workboats Holdings Limited, dated December 18, 2020, by and among Seabulk Overseas Transport, Inc., CMB N.V. and SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on December 18, 2020 (File No. 001-37966)).

10.28*

Letter Agreement, dated December 18, 2020, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc. and DNB Bank ASA, New York Branch, as facility agent and on behalf of the majority lenders (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on December 18, 2020 (File No. 001-37966)).

10.29*+

SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex A of SEACOR Marine Holding Inc.’s definitive proxy statement on Schedule 14A as filed with the Commission on April 22, 2020 (SEC File No. 001-37966)).

10.30*+

Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.40 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 1-37966)).

10.31*+

Form of Stock Option Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.41 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 1-37966)).

10.32*+

Form of Performance Restricted Stock Unit Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.42 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 1-37966)).

10.33*+

Form of Director Stock Option Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.43 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 1-37966)).

10.34*

Second Amendment and Conditional Payoff Agreement, dated June 10, 2021, by and among Falcon Global USA LLC, the other loan parties, SEACOR Marine Holdings Inc., JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 11, 2021 (File No. 001-37966)).

10.35*

Conditional Payoff Guaranty, dated June 10, 2021, by and between SEACOR Marine Holdings Inc., as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 11, 2021 (File No. 001-37966)).

10.36*+

Form of Director Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2021 (File No. 1-37966)).

10.37

Second Amended and Restated Credit Facility Agreement, dated as of December 31, 2021, by and among SEACOR Offshore OSV LLC, the other borrowers thereunder, DNB Bank ASA, New York Branch, DNB Markets, Inc., DNB Capital LLC and Comerica Bank.

10.38	Guaranty, dated as of December 31, 2021, by SEACOR Marine Holdings Inc. in favor of DNB Bank ASA, New York Branch, as security trustee.

21.1	List of subsidiaries of SEACOR Marine Holdings Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

*	Incorporated by reference.
+	Management contract or compensatory plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Marine Holdings Inc. (Registrant)

By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ John Gellert	President, Chief Executive Officer and Director	March 10, 2022
John Gellert	(Principal Executive Officer)

/s/ Jesús Llorca	Executive Vice President and Chief Financial Officer	March 10, 2022
Jesús Llorca	(Principal Financial Officer)

/s/ Gregory S. Rossmiller	Senior Vice President and Chief Accounting Officer	March 10, 2022
Gregory S. Rossmiller	(Principal Accounting Officer)

/s/ Andrew R. Morse	Non-Executive Chairman of the Board	March 10, 2022
Andrew R. Morse

/s/ R. Christopher Regan	Director	March 10, 2022
R. Christopher Regan

/s/ Alfredo Miguel Bejos	Director	March 10, 2022
Alfredo Miguel Bejos

/s/ Julie Persily	Director	March 10, 2022
Julie Persily

INDEX TO FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC

Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SEACOR Marine Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 10, 2022

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$37,619	$32,666
Restricted cash	3,601	3,352
Receivables:
Trade, net of allowance for credit loss accounts of $1,312 and $582 in 2021 and 2020, respectively	55,544	45,325
Other	6,118	10,924
Receivable from SEACOR Holdings	—	18,832
Tax receivable	1,238	13,556
Inventories	928	576
Prepaid expenses and other	3,730	3,230
Assets held for sale	—	50,235
Total current assets	108,778	178,696
Property and Equipment:
Historical cost	1,025,284	1,012,873
Accumulated depreciation	(317,297)	(291,538)
	707,987	721,335
Construction in progress	15,531	32,327
Net property and equipment	723,518	753,662
Right-of-use asset - operating leases	6,608	7,134
Right-of-use asset - finance leases	100	129
Investments, at equity, and advances to 50% or less owned companies	71,727	75,308
Other assets	1,771	2,734
Total assets	$912,502	$1,017,663
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$1,986	$7,030
Current portion of finance lease liabilities	33	36
Current portion of long-term debt:
Recourse	31,602	26,734
Non-recourse	—	5,643
Accounts payable and accrued expenses	28,419	29,967
Due to SEACOR Holdings	274	—
Accrued wages and benefits	3,711	1,744
Accrued interest	2,273	1,664
Accrued capital, repair and maintenance expenditures	2,438	11,328
Deferred revenue and unearned revenue	1,606	4,452
Accrued insurance deductibles and premiums	2,720	2,274
Accrued professional fees	1,214	975
Derivatives	1,831	4,591
Other current liabilities	6,558	4,439
Liabilities held for sale	—	30,927
Total current liabilities	84,665	131,804
Long-term operating lease liabilities	4,885	4,345
Long-term finance lease liabilities	76	105
Long-term Debt:
Recourse	327,300	328,690
Non-recourse	5,462	111,820
Conversion option liability on convertible senior notes	—	2
Deferred income taxes	40,682	35,822
Deferred gains and other liabilities	2,891	3,239
Total liabilities	465,961	615,827
Equity:
SEACOR Marine Holdings Inc. stockholders' equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,120,124 and 23,504,050 shares issued in 2021 and 2020, respectively	262	235
Additional paid-in capital	461,931	451,179
Accumulated deficit	(22,907)	(51,839)
Shares held in treasury of 127,887 and 73,284 in 2021 and 2020, respectively, at cost	(1,120)	(848)
Accumulated other comprehensive income, net of tax	8,055	2,790
	446,221	401,517
Noncontrolling interests in subsidiaries	320	319
Total equity	446,541	401,836
Total liabilities and equity	$912,502	$1,017,663

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	For the years ended December 31,
	2021	2020	2019
Operating Revenues	$170,941	$141,837	$174,453
Costs and Expenses:
Operating	127,406	91,145	109,523
Administrative and general	37,639	40,051	39,791
Lease expense	6,085	7,525	15,840
Depreciation and amortization	57,395	57,167	57,166
	228,525	195,888	222,320
Gains (Losses) on Asset Dispositions and Impairments, Net	20,436	(17,588)	(6,461)
Operating Loss	(37,148)	(71,639)	(54,328)
Other Income (Expense):
Interest income	1,302	1,273	1,389
Interest expense	(28,111)	(30,691)	(28,956)
SEACOR Holdings guarantee fees	(7)	(47)	(108)
Gain on debt extinguishment	61,994	—	—
Derivative gains, net	391	4,310	71
Foreign currency losses, net	(1,235)	(1,294)	(2,541)
Gain (Loss) from return of investments in 50% or less owned companies and other, net	9,441	(19)	(1)
	43,775	(26,468)	(30,146)
Income (Loss) from Continuing Operations Before Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	6,627	(98,107)	(84,474)
Income Tax Expense (Benefit):
Current	6,633	(25,182)	4,921
Deferred	4,860	2,258	(12,890)
	11,493	(22,924)	(7,969)
Loss Before Equity in Earnings of 50% or Less Owned Companies	(4,866)	(75,183)	(76,505)
Equity in Earnings Gains (Losses) of 50% or Less Owned Companies, Net of Tax	15,078	(8,163)	(14,459)
Income (Loss) from Continuing Operations	10,212	(83,346)	(90,964)
Income (Loss) on Discontinued Operations, Net of Tax (see Note 20)	22,925	364	(7,731)
Net Income (Loss)	33,137	(82,982)	(98,695)
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	1	(4,067)	(5,858)
Net Income (Loss) attributable to SEACOR Marine Holdings Inc.	$33,136	$(78,915)	$(92,837)

Net Earnings (Loss) Per Common Share from Continuing Operations:
Basic	$0.40	$(3.20)	$(3.62)
Diluted	0.40	(3.20)	(3.62)
Net Earnings (Loss) Per Share from Discontinued Operations:
Basic	0.90	0.02	(0.33)
Diluted	0.90	0.02	(0.33)
Net Earnings (Loss) per Share:
Basic	$1.30	$(3.18)	$(3.95)
Diluted	$1.30	$(3.18)	$(3.95)

Weighted Average Common Shares and Warrants Outstanding:
Basic	25,444,693	24,785,744	23,513,925
Diluted	25,495,527	24,785,744	23,513,925

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2021	2020	2019
Net Income (Loss)	$33,137	$(82,982)	$(98,695)
Other Comprehensive Income:
Foreign currency translation gains, net	3,986	2,112	20,157
Derivative gains (losses) on cash flow hedges	219	(2,139)	(1,901)
Reclassification of derivative losses on cash flow hedges to interest expense	1,648	1,425	552
Reclassification of derivative losses on cash flow hedges to equity in losses of 50% or less owned companies	(588)	(156)	(645)
	5,265	1,242	18,163
Income tax benefit	—	—	173
	5,265	1,242	18,336
Comprehensive Income (Loss)	38,402	(81,740)	(80,359)
Comprehensive Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	1	(4,067)	(5,858)
Comprehensive Income (Loss) attributable to SEACOR Marine Holdings Inc.	$38,401	$(77,673)	$(74,501)

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

		SEACOR Marine Holdings Inc. Stockholders' Equity
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Shares of Treasury Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2018	20,439,208	$204	$415,372	4,007	$(91)	$126,834	$(16,788)	$29,404	$554,935
Impact of adoption of accounting principle	—	—	—	—	—	10,416	—	—	10,416
Year Ended December 31, 2018	20,439,208	$204	$415,372	4,007	$(91)	$137,250	$(16,788)	$29,404	$565,351
Issuance of common stock	653,872	7	6,589	—	—	—	—	—	6,596
Restricted stock grants	245,400	2	—	—	—	—	—	—	2
Cancellation of restricted stock grants	(2,200)	—	—	—	—	—	—	—	—
Amortization of employee share awards	—	—	5,046	—	—	—	—	—	5,046
Exercise of options	113,750	1	1,420	—	—	—	—	—	1,421
Exercise of warrants	444,391	4	—	—	(1)	—	—	—	3
Restricted stock vesting	(43,129)	—	(2)	43,129	(577)	—	—	—	(579)
Director share awards	30,197	1	893	49	—	—	—	—	894
Acquisition of consolidated joint venture	—	—	—	—	—	—	—	(2,114)	(2,114)
Sale of Standby Safety Fleet	—	—	—	—	—	(17,399)	—	—	(17,399)
Dissolution of entity	—	—	—	—	—	62	—	—	62
Net loss	—	—	—	—	—	(92,837)	—	(5,858)	(98,695)
Other comprehensive income	—	—	—	—	—	—	18,336	—	18,336
Year Ended December 31, 2019	21,881,489	$219	$429,318	47,185	$(669)	$27,076	$1,548	$21,432	$478,924
Restricted stock grants	289,452	3	—	—	—	—	—	—	3
Cancellation of grants and options	(12,650)	—	101	—	—	—	—	—	101
Amortization of employee share awards	—	—	3,969	—	—	—	—	—	3,969
Exercise of warrants	338,320	3	—	354	(1)	—	—	—	2
Restricted stock vesting	(25,745)	—		25,745	(178)	—	—	—	(178)
Director share awards	59,900	1	754	—	—	—	—	—	755
Acquisition of consolidated joint venture	900,000	9	17,037	—	—	—	—	(17,046)	—
Net loss	—	—	—	—	—	(78,915)		(4,067)	(82,982)
Other comprehensive income	—	—	—	—	—	—	1,242	—	1,242
Year Ended December 31, 2020	23,430,766	$235	$451,179	73,284	$(848)	$(51,839)	$2,790	$319	$401,836
Restricted stock grants	815,550	8	—	—	—	—	—	—	8
Amortization of employee share awards	—	—	5,002	—	—	—	—	—	5,002
Exercise of Warrants	48,809	1	—	—	—	—	—	—	1
Restricted stock vesting	(54,603)	—	—	54,603	(272)	—	—	—	(272)
Forfeiture of employee share awards	(5,250)	—	—	—	—	—	—	—	—
Director share awards	189,030	2	435	—	—	—	—	—	437
Acquisition of 50% or less owned company	1,567,935	16	5,315	—	—	—	—	—	5,331
Sale of Windcat Workboats	—	—	—	—	—	(4,204)	—	—	(4,204)
Net Income	—	—	—	—	—	33,136	—	1	33,137
Other comprehensive income	—	—	—	—	—	—	5,265	—	5,265
Year Ended December 31, 2021	25,992,237	$262	$461,931	127,887	$(1,120)	$(22,907)	$8,055	$320	$446,541

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash Flows from Continuing Operating Activities:
Net Income (Loss)	$33,137	$(83,346)	$(100,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	57,395	57,167	57,166
Deferred financing cost amortization	1,097	1,107	1,055
Stock-based compensation expense	5,165	4,646	5,363
Debt discount amortization	6,866	6,672	5,662
Allowance for credit losses	863	230	(404)
(Gains) Losses from equipment sales, retirements or impairments	(20,436)	17,588	6,461
Gain on the sale of Windcat Workboats	(22,756)	—	—
Gain from return of investments in 50% or less owned companies	(9,442)	—	—
Loss from sale of Boston Putford Offshore Safety	—	—	9,106
Gain on debt extinguishment	(62,749)	—	—
Derivative gains	(391)	(4,310)	(71)
Interest on finance lease	4	1	—
Cash settlement payments on derivative transactions, net	(2,150)	(1,331)	(482)
Currency losses	1,235	1,294	2,541
Deferred income taxes	4,860	2,258	(12,890)
Equity (earnings) losses	(15,078)	8,163	14,459
Dividends received from equity investees	5,332	2,117	2,073
Changes in Operating Assets and Liabilities:
Accounts receivables	22,437	(30,165)	10,182
Other assets	3,113	6,530	554
Accounts payable and accrued liabilities	471	(18,343)	957
Net cash provided by (used in) operating activities	8,973	(29,722)	1,662
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(7,003)	(20,808)	(44,775)
Proceeds from disposition of property and equipment	30,137	20,674	55,321
Proceeds from sale of ERRV fleet	—	—	27,390
Cash impact of sale of ERRV fleet	—	—	(5,140)
Purchase of subsidiary from joint venture	—	(8,445)	—
Proceeds from sale of Windcat Workboats, net of transaction costs and cash sold	38,715	—	—
Investments in and advances to 50% or less owned companies	(3,008)	(2,206)	(17,395)
Return of investments and advances from 50% or less owned companies		—	461
Excess distributions from equity investees	9,442	—	—
Construction reserve funds transferred to short-term cash	—	3,745	—
Construction reserve funds utilized	—	9,148	15,168
Principal payments on notes due from equity investees	3,345	1,715	—
Cash received from acquisition of 50% or less owned company	172	—	—
Net cash provided by investing activities	71,800	3,823	31,030
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(78,124)	(22,601)	(23,974)
Payments on debt extinguishment costs	(755)	—	—
Proceeds from exercise of stock options and warrants	1	2	1,424
Payments on finance lease	(30)	—	—
Issuance of stock	10	—	—
Purchase of subsidiary shares from noncontrolling interests	—	—	(3,392)
Net cash used in financing activities	(78,898)	(22,599)	(25,942)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(22)	30	(16,619)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash, Continuing Operations	1,853	(48,468)	(9,869)
Cash Flows from Discontinued Operations:
Operating Activities	(171)	8,217	13,778
Investing Activities	—	(8,318)	(15,388)
Financing Activities	—	941	—
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	119	1,674
Net (Decrease) Increase in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	(171)	959	64
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,682	(47,509)	(9,805)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	39,538	87,047	96,852
Cash, Cash Equivalents and Restricted Cash, End of Year	$41,220	$39,538	$87,047
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	24,143	21,977	21,479
Income taxes refunded, net	32,759	1,094	1,999
Noncash Investing and Financing Activities:
Increase in property, plant and equipment related to an acquisition	—	142,282	—
Decrease in joint venture investments related to an acquisition	—	22,222	—
Distribution from equity investee	2,538	—	—
Acquisition of 50% or less owned company	23,037	—	—
Increase in long-term debt related to an acquisition	—	75,569	—
Increase in long-term debt related to asset purchases	6,500	21,252	10,626
Decrease in debt related to debt settlement	62,749	—	—
Increase in capital expenditures in accounts payable and accrued liabilities	10,379	3,193	2,409
Recognition of a new right-of-use asset - operating leases	3,582	—	—

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES

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

Due to the sale of Windcat Workboats Holdings Ltd (“Windcat Workboats”), the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa and Europe segment. As a result, for purposes of segment reporting European operations are now combined with the Africa segment and reported as a combined segment and prior period information has been conformed to the new consolidated reporting segment. Certain reclassifications of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of Discontinued Operations (see “Note 20. Discontinued Operations”). In prior periods Africa and Europe were reported as separate segments. The Company has identified the following four principal geographic regions as its reporting segments:

United States, primarily Gulf of Mexico. As of December 31, 2021, 15 vessels were located in the U.S. Gulf of Mexico, including 12 owned, two leased-in and one managed-in. The Company’s vessels in this market support deep-water anchor handling, fast cargo transport, general cargo transport, well intervention, work-over, decommissioning and diving support operations.

Africa and Europe, continuing operations. As of December 31, 2021, 16 vessels were located in Africa and Europe, including 15 owned and one leased-in. The Company’s vessels in this area generally support projects for major oil companies, primarily in Angola, Nigeria and Congo and supporting oil and gas explorations and production operations in the North Sea.

Middle East and Asia. As of December 31, 2021, 20 owned vessels were located in the Middle East and Asia. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Egypt, Israel and Malaysia and countries along the Arabian Gulf and Arabian Sea, such as Saudi Arabia, the United Arab Emirates and Qatar.

Latin America. As of December 31, 2021, 30 vessels were located in this region, including 10 owned and 20 joint-ventured. Of these joint-ventured vessels, (i) 16 are owned by Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), a joint venture that is 49% owned by SEACOR Marine International LLC (“SMI”), a wholly owned subsidiary of SEACOR Marine, and 51% owned by subsidiaries of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), and (ii) four are owned by Offshore Vessel Holdings, S.A.P.I. DE. C.V. (“OVH”), a joint venture that is 49% owned by SMI and 51% owned by a subsidiary of CME. These vessels, consisting of a fleet of fast support vessels (“FSVs”), supply, specialty and liftboat vessels, provide support for exploration and production activities in Mexico and Guyana. From time to time, the Company’s vessels also work in Trinidad and Tobago, Brazil and Colombia.

Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR Marine and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in the combination and consolidation.

Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. The Company reports consolidated net income (loss) inclusive of both the Company’s and the noncontrolling interests' share, as well as the amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests. If a subsidiary is deconsolidated upon a change in control, any retained noncontrolling equity investment in the former controlled subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value. If a subsidiary is consolidated upon the business acquisition of controlling interests by the Company, any previous noncontrolled equity investment in the subsidiary is measured at fair value and a gain or loss is recognized in net income (loss) based on such fair value.

The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company’s ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings from investments in 50% or less owned companies in the accompanying consolidated statements of income (loss) as equity in earnings of 50% or less owned companies, net of tax.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in other current liabilities in the accompanying consolidated balance sheets, for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
Balance at beginning of year	$3,307	$4,755	$1,327
Revenues deferred during the year	510	2,042	8,134
Revenues recognized and reclassifications during the year	(3,496)	(3,490)	(4,706)
Balance at end of year	$321	$3,307	$4,755

As of December 31, 2021, the Company had deferred revenues of $0.3 million primarily comprised of prepaid charter modification and reservations.

As of December 31, 2021, the Company recognized previously deferred revenues of $2.0 million of prepaid vessel management fees on completion of a management contract and $1.5 million related to contract completions and certain reclassifications.

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

Cash Equivalents. The Company considers all highly liquid investments, with an original maturity of three months or less from the date purchased, to be cash equivalents. Cash equivalents consist of U.S. treasury securities, money market instruments, time deposits and overnight investments. A portion of the Company’s cash is maintained at a federally insured financial institution. The deposits held at this institution are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Restricted Cash. Restricted cash primarily relates to banking facility requirements.

For the year ended December 31, cash, cash equivalents and restricted cash consists of:

	2021	2020
Cash	$37,619	$32,666
Restricted cash	3,601	3,352
Total	$41,220	$36,018

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

Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of income (loss) as Derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as corresponding increases or decreases in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of income (loss) as Derivative gains (losses), net, and related cash flows are classified in the same category on the cash flow statement as the cash flows from the items being hedged. Realized and unrealized gains and losses on derivatives designated as cash flow hedges are reported as a component of other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) to the extent they are effective and reclassified into earnings on the same line item associated with the hedged transaction and in the same period the hedged transaction affects earnings and related cash flows are classified in the same category on the cash flow statement as the cash flows from the items being hedged. Any ineffective portions of cash flow hedges are reported in the accompanying consolidated statements of income (loss) as Derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive income (loss) in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in Equity in earnings of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income (loss).

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

Inventories. Inventories, which consist of fuel and supplies, are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or net realizable value. In the year ended December 31, 2021, 2020 and 2019, there were no inventory reserves.

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of December 31, 2021, the estimated useful life (in years) of the Company’s new Offshore Support Vessels was 20 years.

The Company’s property and equipment as of December 31 was as follows (in thousands):

	Historical Cost (1)	Accumulated Depreciation	Net Book Value
2021
Offshore support vessels:
AHTS(2)	$49,632	$(33,200)	$16,432
FSV(3)	362,309	(116,878)	245,431
Supply	282,243	(20,613)	261,630
Specialty	3,163	(3,138)	25
Liftboats (4)	301,992	(120,823)	181,169
General machinery and spares	8,814	(8,463)	351
Other (5)	17,131	(14,182)	2,949
	$1,025,284	$(317,297)	$707,987
2020
Offshore support vessels:
AHTS(2)	$50,189	$(31,779)	$18,410
FSV(3)	375,747	(104,739)	271,008
Supply	238,624	(15,991)	222,633
Liftboats	321,751	(117,364)	204,387
Crew transfer	3,163	(3,138)	25
General machinery and spares	7,746	(7,733)	13
Other (5)	15,653	(10,794)	4,859
	$1,012,873	$(291,538)	$721,335

(1)

Includes property and equipment acquired in business acquisitions at acquisition date fair value, and net of the impact of recognized impairment charges. Some of the Company’s vessels are pledged as security for certain loans.

(2)	Anchor Handling Towing Supply (“AHTS”).
(3)	Fast support vessels (“FSVs”).
(4)

As of December 31, 2021, the Company classified a liftboat included in the United States, primarily Gulf of Mexico segment, with a carrying value of $0.3 million, as an asset held for sale. In January 2022, in the normal course of business, the Company sold the liftboat for net proceeds of $3.2 million in cash and recorded a gain of $2.7 million after transaction costs of $0.2 million.

(5)

Includes land, buildings, leasehold improvements, vehicles and other property and equipment. As of December 31, 2021, the Company classified a building included in the Middle East and Asia segment, with a carrying value of $2.0 million, as held for sale. In January 2022, the Company sold the building for net proceeds of $2.4 million in cash and recorded a gain of $0.4 million.

Depreciation and amortization expense totaled $57.4 million, $57.2 million and $57.2 million in 2021, 2020 and 2019, respectively. There was no depreciation and amortization expense from discontinued operations in 2021. Depreciation and amortization from discontinued operations totaled $6.2 million and $6.8 million in 2020 and 2019, respectively.

On December 2, 2019, the Company completed the sale of its North Sea standby business, comprised of 18 emergency response and rescue vehicles (“ERRVs”) with a net book value of $24.3 million. Depreciation and amortization expense related to these ERRVs totaled $3.5 million in 2019.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment, as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. Capitalized interest totaled $0.3 million, $0.9 million and $1.5 million in 2021, 2020 and 2019, respectively.

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

During the year ended December 31, 2021, the Company did not record an impairment on any owned or leased-in vessels.

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

The Company’s other vessel classes and other individual vessels in active service and cold-stacked status, for which no impairment was deemed necessary, have generally experienced a less severe decline in utilization and rates per day worked based on specific market factors. The market factors include vessels with more general utility to a broad range of customers (e.g., FSVs), vessels required for customers to meet regulatory mandates and operating under multiple year contracts or vessels that service customers outside of the offshore oil and natural gas market.

For vessel classes and individual vessels with indicators of impairment as of December 31, 2021, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices and the effect COVID-19 has had on the timing of an estimated market recovery in the offshore oil and natural gas markets and upon any such recovery, the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and are deemed not recoverable through future operations, we determine the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. No impairment charges of investments in 50% or less owned companies were incurred for the years ended December 31, 2021, 2020 and 2019.

Business Combinations. For acquisitions constituting a business acquisition, the Company recognizes 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income (loss) from the date of acquisition.  If an acquisition of an asset or group of assets does not meet the definition of a business, the transaction is accounted for as an asset acquisition.  The assets are measured based on their cost to the Company, including transaction costs. The acquisition cost is then allocated to the assets acquired based on their relative fair values (see “Note 3. Business Acquisitions”).

Debt Discount and Issue Costs. Debt discounts and costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight-line method for revolving credit facilities and are included in interest expense in the accompanying consolidated statements of income (loss).

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

Income Taxes. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of income (loss). The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

On June 26, 2020, the Company entered into the Tax Refund Agreement with SEACOR Holdings (see “Note 17. Related Party Transactions”).

Deferred Gains - Vessel Sale-Leaseback Transactions and Financed Vessel Sales. Prior to the implementation of ASC 842, the Company entered into vessel sale-leaseback transactions with finance companies or provided seller financing on sales of its vessels to third-parties or to 50% or less owned companies. A portion of the gains realized from these transactions was not immediately recognized in income but rather was recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In sale-leaseback transactions, gains were deferred to the extent of the present value of future minimum lease payments and were amortized as reductions to rental expense over the applicable lease terms (see “Note 7. Leases”). When the Company determines that future cash inflows do not support future lease cash obligations, the Company records an impairment expense for the amount of the cash flow shortage of all future lease costs, costs to maintain the vessel to the end of the lease term, and costs to return the vessel to its owner, less the amount of any unamortized deferred gains. In financed vessel sales, gains were deferred to the extent that the repayment of purchase notes were dependent on the future operations of the sold vessels and were amortized based on cash received from the buyers. Unamortized deferred gains for four vessels under sale-leaseback agreements were fully recognized in 2019 as an adjustment to the opening balance of Retained Earnings with the implementation of the new leasing standard (see “Note 7. Leases”). Deferred gain activity related to these transactions that was reclassed to Retained Earnings for the year ended December 31, 2019 was $11.0 million.

Deferred Gains - Vessel Sales to the Company’s 50% or Less Owned Companies. A portion of the gains realized from non-financed sales of the Company’s vessels to its 50% or less owned companies has been deferred and recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. In most instances, the sale of a Company vessel to a 50% or less owned company is considered a sale of a business in which the Company relinquishes control to its 50% or less owned company resulting in gain recognition; however, the Company defers gains to the extent of any uncalled capital commitment it has with the 50% or less owned company. The Company no longer had any deferred gains as of the end of 2019. Activity related to these transactions for the year ended December 31, 2019 was $0.8 million.

Foreign Currency Translation. The assets, liabilities and results of operations of certain consolidated subsidiaries are measured using their functional currency, which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with the Company, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the consolidated balance sheet dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive income in the accompanying consolidated statements of comprehensive income (loss).

Foreign Currency Transactions. Certain consolidated subsidiaries enter into transactions denominated in currencies other than their functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency losses, net in the accompanying consolidated statements of income (loss) in the period in which the currency exchange rates change.

Accumulated Other Comprehensive (Loss) Income. The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders' Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other Comprehensive (Loss) Income
Year Ended December 31, 2018	$(15,472)	$(1,316)	$(16,788)	$(1,445)	$(11)	$(4,395)
Other comprehensive income	20,157	(1,994)	18,163	—	—	18,163
Income tax (expense)	—	173	173	—	—	173
Year Ended December 31, 2019	4,685	(3,137)	1,548	(1,445)	(11)	$18,336
Other comprehensive income	2,112	(870)	1,242	—	—	$1,242
Income tax benefit (expense)	—	—	—	—	—	—
Year Ended December 31, 2020	6,797	(4,007)	2,790	(1,445)	(11)	$1,242
Other comprehensive income	3,986	1,279	5,265	—	—	5,265
Income tax benefit (expense)	—	—	—	—	—	—
Year Ended December 31, 2021	$10,783	$(2,728)	$8,055	$(1,445)	$(11)	$5,265

Earnings (Loss) Per Share. Basic earnings/loss per share of Common Stock of the Company is computed based on the weighted average number of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrant”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes (as defined). For the years ended December 31, 2021, 2020 and 2019, diluted earnings (loss) per common share of the Company excluded 1,439,483 shares, 1,488,292 shares, and 1,826,966 shares, respectively, issuable upon the conversion of the Convertible Senior Notes as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the years ended December 31, 2021, 2020 and 2019, diluted earnings (loss) per common share of the Company excluded 1,112,256 shares, 436,714 shares and 303,609 shares, respectively, of restricted stock and 1,061,357, 1,120,541 and 913,569 outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the year ended December 31, 2021, diluted earnings per share of Common Stock of the Company included 50,834 shares of restricted stock as the effect of their inclusion in the computation is dilutive, with no related income effect. In 2021, 2020 and 2019, the Company issued 157,455, 149,200, and 109,600 performance share awards, of which 354,964 were still outstanding as of December 31, 2021. These performance share awards are not considered outstanding until such time as they would be probable of being exercised, therefore they were not included in the computation of earnings (loss) per share.

Recently Adopted Accounting Standards. On October 29, 2020, the FASB issued ASU 2020-10, Codification Improvements: Amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure section. The guidance was effective for annual periods beginning after December 15, 2020, and interim periods within the annual periods beginning after December 15, 2022. The adoption of the standard did not have a material effect on the disclosures included herein.

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

Recently Issued Accounting Standards. On August 5, 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. While early adoption is permitted, the Company has determined it will not early adopt the standards. The Company has not yet determined the impact that the adoption of the standard will have on the Company’s consolidated financial position, results of operations and disclosures.

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. As of December 31, 2021, the reference rates for the Company’s existing debt and interest rate swaps have not changed as a result of any such amendment. The Company will continue to monitor changes to reference rates in applicable agreements and adopt the standard as needed.

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

The Transformation Plan was completed during the third quarter of 2020. No material future costs related to these efforts are expected, but to the extent the Company identifies additional opportunities for further costs reductions beyond the Transformation Plan, these opportunities may give rise to restructuring charges. On a cumulative basis, the Company recognized $4.9 million in restructuring charges. During the year ended December 31, 2021, the Company did not recognize any restructuring charges and had no accrued liabilities associated with the Transformation Plan.

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

The components of restructuring charges for the years ended December 31, 2020 and 2019, were as follows (in thousands):

December 31, 2020

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations	Middle East and Asia	Latin America	Total
Transformation Plan
Severance Charges	$275	$185	$665	$—	$1,125
Other Charges	31	—	31	—	62
Total Charges	$306	185	$696	—	$1,187

December 31, 2019

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations	Middle East and Asia	Latin America	Total
Transformation Plan
Severance Charges	$2,995	$200	$184	$—	$3,379
Other Charges	307	—	31	—	339
Total Charges	$3,302	200	$215	—	$3,718

The severance and other restructuring charges gave rise to certain liabilities primarily related to liabilities accrued as part of the Transformation Plan. As of December 31, 2020, all related liabilities associated with the Transformation Plan have been recognized.

3.	BUSINESS ACQUISITIONS

SEACOR OSV PARTNERS I LP., a Delaware limited partnership (“OSV Partners I”), was a joint venture that owned and operated five PSVs for which the Company acted as one of the general partners and also held a limited partnership interest in. On December 31, 2021, pursuant an agreement and plan of merger (the “Merger Agreement”) among SEACOR Marine Holdings Inc. (“SEACOR Marine”), SEACOR Offshore OSV LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of SEACOR Marine (“SEACOR Offshore OSV”) and OSV PARTNERS I, OSV Partners I merged with and into SEACOR Offshore OSV with SEACOR Offshore OSV surviving the merger (the “Merger”).

In connection with the consummation of the Merger, the Company issued an aggregate of 1,567,935 shares of Common Stock, as follows:

(i)	531,872 shares of Common Stock as consideration for the Merger paid to OSV Partners I’s limited partners (other than the Company and its subsidiaries), and
(ii)

1,036,063 shares of Common Stock as payment to settle all amounts and other obligations outstanding under the Subordinated PIK Loan Agreement, dated September 28, 2018 (as amended on December 22, 2021, the “PIK Loan Agreement”) and paid to the former lenders thereunder (all of whom were limited partners of OSV Partners I).

In connection with the Merger, SEACOR Marine and SEACOR Offshore OSV assumed and guaranteed approximately $18.1 million of OSV Partners I’s third-party indebtedness outstanding under the amended and restated senior secured term loan credit facility agreement dated as of September 28, 2018 (as amended, restated, amended and restated or otherwise modified, the “OSV Credit Facility”), by and among OSV Partners I and lenders and other parties thereto. The OSV Credit Facility requires quarterly principal payments of $0.5 million. Interest accrues under the OSV Credit Facility at a rate of Term SOFR (as defined in the OSV Credit Facility) plus 4.68% plus Mandatory Costs (as defined in the OSV Credit Facility), if applicable. The OSV Credit Facility matures on December 31, 2023 and may be accelerated upon the occurrence of an event of default.

As a result of the Merger, the five 201’, 1,900 tons deadweight capacity, PSVs owned by OSV Partners I are now 100% owned by the Company, bringing the Company’s owned PSV fleet to 20. Of the five PSVs previously owned by OSV Partners I, three are U.S. flagged and currently located in the Gulf of Mexico, and two are Marshall Island flagged and currently located in the Middle East. As of December 31, 2021, these five PSVs have an average age of seven years. In accordance with ASU No. 2017-01-Business Combinations (Topic 805): Clarifying the Definition of a Business, this acquisition was accounted for as an asset purchase. The allocation of the purchase price for the Company’s acquired assets and liabilities as of December 31 was as follows (in thousands):

Assets Acquired (In Thousands):	2021
Current Assets	$6,181
Fixed Assets	35,176
Current Liabilities	(2,186)
Long-Term Liabilities	(15,962)
Total Cost Basis for Purchase	23,209
Purchase Price	(5,331)
Acquisition costs	(598)
Equity Investment In OSV Partners	(17,280)
$(23,209)

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

The SEACOR Delta PSVs were initially acquired by vessel owning subsidiaries (“SEACOR Delta SPVs”) of SEACOR Offshore Delta pursuant to existing deferred purchase agreements with the COSCO (Guangdong) Shipyard (“Guangdong DPAs”) under which an aggregate of approximately $100.8 million was outstanding as of June 30, 2020 (the “SEACOR Delta Shipyard Financing”). As of December 31, 2021 and 2020, $86.3 million and $95.3 million, respectively, was outstanding. The Guangdong DPAs provide for amortization of the purchase price for each vessel over a period of 10 years from delivery bearing floating interest rate of three-month LIBOR plus 4.0%. SEACOR Offshore Delta has taken delivery of all eight SEACOR Delta PSVs, seven with a 2018 or 2019 year of build, and one with a 2020 year of build. The payment obligations of the SEACOR Delta SPVs under the Guangdong DPAs for each vessel is secured by a first lien mortgage on the vessel and a pledge of the SEACOR Delta SPV’s equity, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the short-fall in vessel collateral value, if any, in the event the COSCO (Guangdong) Shipyard exercises its remedies under the mortgages.

Purchase Price Allocation. The eight SEACOR Delta PSVs are all based on plans from the same designer, have a similar age of construction (2018-2020) and were constructed at the same shipyard. Two of the vessels are high specification diesel/electric powered PSVs. The other six vessels are all “sister” vessels with identical specifications. These six vessels are high specification diesel/electric/hybrid powered vessels. In accordance with ASU No. 2017-01-Business Combinations (Topic 805): Clarifying the Definition of a Business, this acquisition was accounted for as an asset purchase. The allocation of the purchase price for the Company’s acquired assets for the six months ended June 30 was as follows (in thousands):

Assets Acquired (In Thousands):		June 30, 2020
Current Assets		$7,700
Fixed Assets		142,282
Current Liabilities		(23,929)
Book Value of Debt Acquired	(100,759)
Discount on Debt Acquired	25,190
Fair Value of Debt Acquired		(75,569)
Total Cost Basis for Purchase		50,484
Purchase Price		(28,150)
Acquisition costs		(112)
Equity Investment In SEACOR Offshore Delta (f/k/a SEACOSCO)		(22,222)
		$(50,484)

4.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS

Equipment Additions. The Company’s capital expenditures and payments on equipment were $7.0 million, $20.8 million, and $44.8 million in 2021, 2020 and 2019, respectively. Deliveries of offshore support vessels for the years ended December 31 were as follows:

	2021 (1)	2020 (2)	2019 (3)
FSV	—	—	2
Supply	1	4	2
	1	4	4

(1)	Excludes five PSVs acquired as part of the OSV Partners Acquisition (see “Note 3. Business Acquisitions”).
(2)	Excludes three CTVs as assets held for sale and seven PSVs acquired as part of the SEACOSCO Acquisition (see “Note 3. Business Acquisitions”).
(3)	Excludes two CTVs as assets held for sale.

Equipment Dispositions.

On January 12, 2021, a wholly-owned subsidiary of SEACOR Marine Holdings Inc. (the “Company”), completed the sale of the Company’s Windcat Workboats CTV business through the sale of 100% of the equity of Windcat Workboats, a wholly-owned subsidiary of the Company (“Windcat” and together with its subsidiaries, the “Windcat Group”), to CMB N.V. (the “Windcat Buyer”) pursuant to a Sale and Purchase Agreement entered into on December 18, 2020. At closing, the Windcat Buyer paid to the Company an aggregate purchase price of £32.8 million. After deducting transaction costs and expenses and giving effect to foreign exchange rate hedges, the Company received net cash proceeds of approximately $42.6 million. The Windcat Buyer also assumed all of the approximately £20.4 million of debt outstanding under Windcat Workboat’s existing revolving credit facility. As of December 31, 2020, the Windcat Group owned a total of 41 CTVs and held interests in an additional five CTVs through its joint ventures, all of which were included in the sale. These vessels were classified as and included as Assets held for sale as of December 31, 2020. The Company recognized a gain on the sale of Windcat Workboats of approximately $22.8 million, calculated as follows:

(In Thousands):	January 12, 2021
Total Proceeds Received	$43,797
Transactions Fees and other Costs	1,562
Cash Sold	3,520
Total Net Proceeds	38,715
Less: Net Equity in Windcat Workboats, net of cash sold	15,790
Less: January Income on Discontinued Operations	169
Gain on Sale of Windcat Workboats	$22,756

During the year ended December 31, 2021, the Company sold one PSV, three FSVs and reduced $22.5 million of debt under the FGUSA Credit Facility (as defined and described in Note 8 Long-Term Debt) with hull and machinery insurance proceeds received in respect of the SEACOR Power of $25.0 million, for a total of $30.1 million in consideration and gains of $20.9 million.

During the year ended December 31, 2020, the Company sold two AHTS vessels and one specialty vessel previously removed from service, four FSVs, one specialty vessels, one vessel under construction and other equipment for $21.6 million ($20.7 million cash and $0.9 million in previously received deposits) and gains of $1.2 million.

For the year ended December 31, 2019, the Company completed the sale of its ERRV fleet business, which consisted of 18 vessels with a net book value of $23.4 million. The net proceeds from the sale of the ERRV fleet, including property and equipment, were approximately $27.4 million resulting in a net loss on dispositions of $9.1 million. Additional consideration of up to £4.0 million (equivalent to approximately $5.2 million based on the exchange rate at the time of the sale) may be payable to the Company based on revenue targets being achieved in 2021. The revenue targets were not achieved in 2021 or 2020 and as such no additional consideration payments were made.

In addition to the sale of the North Sea ERRV fleet, for the year ended December 31, 2019, the Company sold one AHTS vessels, five FSVs, five PSVs, three liftboats, and other equipment for net proceeds of $55.3 million ($54.2 million in cash and $1.1 million in cash deposits previously received) and gains of $5.5 million.

Major equipment dispositions for the years ended December 31 were as follows:

	2021 (1)	2020 (2)	2019
AHTS	—	2	1
FSV	3	4	5
Supply	1	1	5
Liftboats	1	1	3
Specialty	—	2	—
	5	10	14

(1)	Excludes four liftboats that were previously removed from service.
(2)	Excludes three vessels that were previously removed from service (two AHTS vessels and one specialty vessel).

5.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2021	2020
MexMar	49.0%	$59,940	$50,037
OSV Partners(1)	30.4%	—	9,094
SEACOR Marlin	49.0%	6,958	7,979
MEXMAR Offshore(2)	49.0%	—	1,960
Offshore Vessel Holdings	49.0%	1,847	2,388
Other	20.0% — 50.0%	2,982	3,850
		$71,727	$75,308

(1)

The Company owned 66.7% of the General Partner and 29.7% of the limited [p]artnership interest of OSV Partners I. On December 31, 2021, the Company purchased the remaining shares in this joint venture that it did not own and consolidated the net assets of OSV Partners. See details below as well as “Note 3. Business Acquisitions”.

(2)

This [j]oint [v]enture holds the investment in UP Offshore. The Company received a cash distribution in excess of its investment in MEXMOR Offshore during 2021. The distribution exceeded the investment value by $9.4 million and this amount was recognized as gain from return of investments in [50]% or less owned companies. On December 9, 2021, the Company sold their ownership in this joint venture to the majority shareholder. See details below.

Combined Condensed Financial Information of Other Investees. Summarized financial information of the Company’s other investees, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2021	2020
Current assets	$119,559	$109,687
Noncurrent assets	181,712	259,424
Current liabilities	93,304	109,074
Noncurrent liabilities	65,902	115,626

	2021	2020	2019
Operating Revenues	$156,579	$160,781	$136,690
Costs and Expenses:
Operating and administrative	139,313	142,228	116,517
Depreciation	23,524	27,044	27,412
	162,837	169,272	143,929
Loss on Asset Dispositions and Impairments, Net	—	—	(166)
Operating (Loss) Income	$(6,258)	$(8,491)	$(7,405)
Net Income (Loss)	$41,798	$(18,229)	$(36,816)

As of December 31, 2021, cumulative undistributed net earnings of all 50% or less owned companies included in the Company’s consolidated retained earnings were $38.7 million.

MexMar. MexMar owns and operates 16 offshore support vessels in Mexico and manages three PSV’s and one FSV on behalf of OVH in Mexico. During the years ended December 31, 2021, 2020 and 2019, there were no returns of capital advances or distributions to shareholders and the Company charged $0.3 million of vessel management fees to MexMar.

OSV Partners. On December 31, 2021, SEACOR Marine, SEACOR Offshore OSV and OSV Partners I entered into the Merger Agreement pursuant to which OSV Partners I merged with and into SEACOR Offshore OSV, with SEACOR Offshore OSV surviving the merger (see “Note 3. Business Acquisitions”). The results of operations of OSV Partners are included in net income (loss) in the “Combined Condensed Financial Information of Other Investees” for the year ended December 31, 2021 for the period the entity was a 50% or less owned company.

SEACOSCO. On May 31, 2020, SEACOR Offshore Asia, entered into the SEACOSCO SPA, pursuant to which SEACOR Offshore Asia agreed to acquire the SEACOSCO Interests held by the SEACOSCO Sellers that the Company did not already own.

On June 30, 2020, SEACOR Offshore Asia completed the SEACOSCO Acquisition (see “Note 3. Business Acquisitions”).

SEACOR Marlin. SEACOR Marlin LLC (“SEACOR Marlin”) owns the Seacor Marlin supply vessel. On September 13, 2018, the Company sold 51% of SEACOR Marlin to MEXMAR Offshore (MI) LLC, a wholly owned subsidiary of MexMar, for $8.0 million in cash, which generated a gain of $0.4 million. The Seacor Marlin supply vessel was pledged as collateral under the MexMar credit facility, for which the Company receives an annual collateral fee. During the year ended December 31, 2021, there was a distribution to the Company of $2.5 million. During the years ended December 31, 2020 and 2019, there were no returns of capital advances or distributions to shareholders.

MEXMAR Offshore – UP Offshore Sale Transaction. On June 1, 2021, MEXMAR Offshore International LLC (“MEXMAR Offshore”), a joint venture 49% owned by an indirect wholly-owned subsidiary of SEACOR Marine, and 51% owned by a subsidiary of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), UP Offshore (Bahamas) Ltd. (“UP Offshore”), a provider of offshore support vessel services to the energy industry in Brazil and a wholly owned subsidiary of MEXMAR Offshore, and certain of subsidiaries of UP Offshore, completed the sale of eight vessels and certain Brazilian entities to Oceanpact Servicos Maritimos S.A. and its subsidiary, OceanPact Netherlands B.V., for a total purchase price of $30.2 million (the “UP Offshore Sale Transaction”). The UP Offshore Sale Transaction resulted in an equity earnings gain from 50% or less owned companies of $2.6 million.

MEXMAR Offshore – Distribution and Winddown. On July 23, 2021, the Company received a distribution from MEXMAR Offshore in connection with the UP Offshore Sale Transaction in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment balance of $2.6 million. The excess was recorded by the Company in the third quarter as a gain from return of investments in 50% or less owned companies. After giving effect to the UP Offshore Sale Transaction, MEXMAR Offshore, indirectly through certain subsidiaries of UP Offshore, retained ownership of three vessels. As part of the winddown of the MEXMAR Offshore joint venture, ownership of two of these vessels was transferred from subsidiaries of UP Offshore to OVH on October 26, 2021, and the remaining vessel was transferred from a subsidiary of UP Offshore to OVH on November 2, 2021. Upon completion of these transactions, MEXMAR Offshore no longer held income producing assets and as a result, on December 9, 2021, the Company transferred its 49% interest in MEXMAR Offshore to a subsidiary of CME for nominal consideration and a transaction fee of $0.2 million. As of December 31, 2021, the Company does not have any ownership interest in MEXMAR Offshore. The results of operations of MexMar Offshore are included in net income (loss) in the “Combined Condensed Financial Information of Other Investees” for the year ended December 31, 2021 for the period the entity was a 50% or less owned company.

Offshore Vessel Holdings (“OVH”). On December 28, 2018, the Company invested $4.9 million for a 49% interest in OVH. The remaining 51% is owned by a subsidiary of CME. OVH invests in offshore assets and charters marine equipment. During the year ended December 31, 2019 OVH loaned $10.0 million to Operadora Productora y Exploradora Mexicana S.A. de C.V., a drilling company in Mexico and affiliate of CME which owns and operates two jackup drilling rigs (“OPEM”), chartered-in three PSV’s from UP Offshore (a subsidiary of MEXMAR Offshore) and purchased one FSV from the Company for $2.4 million through a seller’s finance agreement. As part of the winddown of the MEXMAR Offshore joint venture, ownership of two of these PSVs was transferred from UP Offshore to OVH on October 26, 2021, and the remaining PSV was transferred from UP Offshore to OVH on November 2, 2021. On December 10, 2021, OVH and OPEM settled the $10.0 million loan in exchange for OPEM making an early repayment of $10.5 million, reflecting repayment of the principal amount in full and a prepayment discount and forgiveness of approximately $4.1 million of accrued interest. The Company charged $1.0 million of management fees to OVH for the year ended 2021.

Other. The Company’s other 50% or less owned companies own and operate no vessels. During the years ended December 31, 2021 and 2020, the Company received dividends of $2.0 million and $2.1 million from these 50% or less owned companies, respectively. During the year ended December 31, 2019, the Company received dividends of $2.1 million and $0.5 million of return capital from these 50% or less owned companies. During the years ended December 31, 2021 and 2020, no vessel management fees were received from these 50% or less owned companies. In the year ended December 31, 2019, the Company received less than $0.1 million.
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

As of December 31, 2021, the Company had no balance in short-term construction reserve funds included in cash and cash equivalents. As of December 31, 2020, the Company had $4.2 million in short-term construction reserve funds included in cash and cash equivalents. During the years ended December 31, 2021, 2020 and 2019, construction reserve fund withdrawals totaled $4.2 million, $9.1 million and $15.2 million, respectively.

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

The Company assesses at contract inception whether a contract is, or contains, a lease, defined as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In calculating the present value of lease payments, the Company uses its incremental borrowing rate at the lease commencement date when the interest rate implicit in the lease is not readily determinable. The Company applies the short-term lease recognition exemption to its short-term leases of machinery and equipment (i.e., those leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option). It also applies the lease of low-value assets recognition exemption to leases of office equipment that are considered to be low value. As of December 31, 2021, the Company leased-in two AHTS vessels and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of December 31, 2021, the remaining lease terms of the vessels had a remaining duration of three to 23 months. The lease terms of certain facilities and other equipment range in duration from 11 to 300 months.

As of December 31, 2021, future minimum payments for leases for the years ended December 31 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$2,232	$36
2023	1,561	36
2024	451	37
2025	515	6
2026	459	—
Years subsequent to 2026	3,614	—
	8,832	115
Interest component	(1,961)	(6)
	6,871	109
Current portion of long-term lease liabilities	1,986	33
Long-term lease liabilities	$4,885	$76

For the years ended December 31, the components of lease expense were as follows (in thousands):

	2021	2020
Operating lease cost	$5,174	$6,205
Finance lease cost:
Amortization of finance lease asset (1)	28	11
Interest on lease liabilities (2)	3	1
Short-term lease costs	911	1,320
	$6,116	$7,537

(1)	Included in amortization costs in the consolidated statements of income (loss).
(2)	Included in interest expense in the consolidated statements of income (loss).

For the year ended December 31, 2021, supplemental cashflow information related to leases were as follows (in thousands):

2021
Operating cash flows from operating leases	$(7,456)
Financing cash outflows from finance leases	(30)
Right-of-use assets obtained for operating lease liabilities	3,582
Right-of-use assets obtained for finance lease liabilities	—

For the year ended December 31, 2021, other information related to leases were as follows:

2021
Weighted average remaining lease term, in years - operating leases	10.4
Weighted average remaining lease term, in years - finance leases	3.2
Weighted average discount rate - operating leases	5.3%
Weighted average discount - finance leases	4.0%

The Company recorded no impairment losses for the leased offshore support vessels for the year ended December 31, 2021. The Company recorded impairment losses of $5.9 million for two such leases in the year ended December 31, 2020, and $5.3 million for one such lease in the year ended December 31, 2019.
8.	LONG-TERM DEBT

The Company’s long-term debt obligations as of December 31 were as follows (in thousands):

	2021	2020
Recourse long-term debt(1):
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Credit Facility	86,470	100,750
Sea-Cat Crewzer III Term Loan Facility	19,178	21,653
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	18,705	19,705
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing(2)	86,316	95,317
SEACOR Alpine Shipyard Financing(3)	29,734	31,103
SEACOR 88/888 Term Loan	5,500	5,500
Tarahumara Shipyard Financing	6,500	—
SEACOR Offshore OSV	18,052	—
Total recourse long-term debt	395,455	399,028
Non-recourse long-term debt(4):
Falcon Global USA Term Loan Facility	—	102,349
Falcon Global USA Revolver	—	15,000
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse long-term debt	5,500	122,849
Total principal due for long-term debt	400,955	521,877
Current portion due within one year	(31,602)	(32,377)
Unamortized debt discount	(33,398)	(44,864)
Deferred financing costs	(3,193)	(4,126)
Long-term debt, less current portion	$332,762	$440,510
Long-term debt related to Asset Held-for-Sale Windcat Workboats Facilities	$—	$27,626

(1)	Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine or one of its operating subsidiaries as provided in the relevant debt agreements.
(2)	SEACOR Delta Shipyard Financing includes vessel financing on the eight vessels acquired in the SEACOSCO Acquisition (see “Note 3. Business Acquisitions”).
(3)	SEACOR Alpine Shipyard Financing includes vessel financing on the SEACOR Alps, the SEACOR Andes and the SEACOR Atlas vessels.
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

The Company’s contractual long-term debt maturities from continuing operations for the years ended December 31 were as follows (in thousands):

2022	$31,602
2023	252,247
2024	44,334
2025	12,629
2026	11,365
Years subsequent to 2026	48,778
$400,955

As of December 31, 2021, the Company is in compliance with all debt covenants and lender requirements.

SEACOR Offshore OSV. In connection with the Merger, completed on December 31, 2021, the Company and SEACOR Offshore OSV assumed and guaranteed approximately $18.1 million of OSV Partners I’s third-party indebtedness outstanding under the OSV Credit Facility which requires quarterly principal payments of $0.5 million. Interest accrues under the OSV Credit Facility at a rate of Term SOFR (as defined in the Credit Facility) plus 4.68% plus Mandatory Costs (as defined in the OSV Credit Facility), if applicable. The OSV Credit Facility matures on December 31, 2023 and may be accelerated upon the occurrence of an event of default.

Tarahumara Shipyard Financing. On July 9, 2021, SEACOR Marine LLC (“SMLLC”), an indirect subsidiary of SEACOR Marine, took delivery of the vessel named SEACOR Tarahumara, a 2021 new-build 221’ PSV. Effective upon such delivery and as partial consideration for the acquisition of the vessel, SMLLC entered into a loan agreement with Master Boat Builders, Inc. with respect to a term loan in the amount $6.5 million. This term loan matures in 2025 with interest-only payments for the first year, with the loan fully amortizing on a straight-line basis over the remaining term. The term loan bears interest at a fixed rate of 6% and is secured by a first lien mortgage on the vessel. SMLLC is the sole borrower under the loan agreement (the “Tarahumara Shipyard Financing”).

Falcon Global. On June 10, 2021, SEACOR Marine, Falcon Global USA LLC, an indirect subsidiary of SEACOR Marine (“FGUSA”), and certain subsidiaries of FGUSA, entered into a Second Amendment and Conditional Payoff Agreement (the “Conditional Payoff Agreement”) in respect of that certain (i) term and revolving loan facility, dated as of February 8, 2018, administered by JPMorgan Chase Bank, N.A. (as amended, the “FGUSA Credit Facility”) and (ii) obligation guaranty issued by SEACOR Marine, dated February 8, 2018, pursuant to which SEACOR Marine provided a guarantee of certain limited obligations of FGUSA under the FGUSA Credit Facility (as amended, the “FGUSA Obligation Guaranty”).

Under the terms of the Conditional Payoff Agreement, the $117.3 million of principal outstanding under the FGUSA Credit Facility was deemed satisfied in full following the payment to the lenders of a total of $50.0 million comprised of (i) $25.0 million paid by the Company at the signing of the Conditional Payoff Agreement, (ii) $22.5 million of hull and machinery insurance proceeds received by the lenders on June 18, 2021 in respect of the SEACOR Power and (iii) $2.5 million paid by the Company on June 24, 2021 (the $2.5 million was subsequently reimbursed to the Company on June 29, 2021 from hull and machinery insurance proceeds). All payments required for the extinguishment of the debt pursuant to the Conditional Payoff Agreement were made during the second quarter of 2021. Following the final payment on June 24, 2021, the FGUSA Credit Facility terminated, and the mortgages and security arrangements were released with respect to the nine liftboats securing the obligations under the FGUSA Credit Facility.

On June 24, 2021, the Company recognized a gain on transactions under the Conditional Payoff Agreement of approximately $62.0 million, calculated as follows:

(In Thousands):	June 24, 2021
Falcon Global USA Term Loan Facility	$102,349
Falcon Global USA Revolver	15,000
Unamortized debt discount	(4,600)
Current Liabilities	112,749
Transaction Fees	(755)
Cash Paid	(27,500)
Hull and Machinery Insurance Proceeds	(22,500)
Gain on Troubled Debt Restructuring	$61,994

As of December 31, 2021, the gain on troubled debt restructuring resulted in an increase of basic and diluted earnings per share of $2.44 and $2.43, respectively.

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

Windcat Workboats. On March 3, 2020, Windcat Workboats, together with certain other obligors that are its subsidiaries entered into an agreement (the “RCF Amendment”) with Coöperatieve Rabobank U.A. to amend the €25 million revolving credit facility agreement, originally dated as of May 24, 2016, as amended and restated from time to time. Amended provisions included, among other things, the extension of the maturity date from December 31, 2021 to December 31, 2022. Applicable fees in the amount of €0.1 million were paid in conjunction with the RCF Amendment and will be amortized over the credit facility term. During the year ended December 31, 2020, the Company borrowed an additional €1.0 million under the Windcat Workboats credit facilities, resulting in a net increase in USD borrowings of $1.1 million. On December 18, 2020, the Company announced the sale of Windcat Workboats, which was completed on January 12, 2021. Upon completion of the sale, the Windcat Buyer assumed all financial obligations related to Windcat Workboats. The long-term debt obligations as of December 31, 2020 were classified as liabilities associated with assets held for sale.

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

SEACOR Marine Foreign Holdings. On September 26, 2018, SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly-owned subsidiary of the Company, entered into a $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA (as amended from time to time, the “SMFH Loan Facility”). Subject to Amendment No. 1, Amendment No. 2, Amendment No. 3 and the Letter Agreement described below, SMFH’s obligations pursuant to the SMFH Loan Facility were initially secured by mortgages on 20 vessels owned by the Company’s vessel owning subsidiaries as well as an assignment of earnings from those subsidiaries. The loan matures in 2023 and bears interest at a variable rate based on LIBOR (currently 3.9%). The obligations of SMFH under the SMFH Loan Facility are guaranteed by SEACOR Marine (the “SMFH Loan Facility Guaranty”). The proceeds from the SMFH Loan Facility were used to pay off all obligations under other credit facilities of subsidiaries of the Company (Falcon Global International Term Loan Facility, Sea-Cat Crewzer II Term Loan Facility, Sea-Cat Crewzer Term Loan Facility and C-Lift Acquisition Notes totaling $101.3 million, consisting of $99.9 million principal and $1.4 million accrued interest), resulting in a net increase in term debt of $30.1 million. Principal payments of $3.3 million per quarter under the SMFH Loan Facility began in December 2018. As a result of this transaction, the Company recognized a loss of $0.6 million upon the extinguishment of debt. In October 2018, the Company entered into an interest rate swap agreement on the notional value at inception of $65.0 million related to this debt (see “Note 10. Derivative Instruments and Hedging Strategies”). The SMFH Loan Facility provides for customary events of default and has customary affirmative and negative covenants for transactions of this type that are applicable to SEACOR Marine, SMFH and its subsidiaries.

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

On December 18, 2020, SEACOR Marine, SMFH and DNB Bank ASA, New York Branch, as facility agent on behalf of the lenders under the SMFH Loan Facility, and SMFH Loan Facility Guaranty, entered into a letter agreement (the “Letter Agreement”) pursuant to which an estimated $31.2 million tax refund receivable from the IRS under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which was to be treated as cash or cash equivalents, for the period up to and including January 31, 2021, for purposes of calculating the Company’s cash or cash equivalent balances required under the SMFH Loan Facility Guaranty.

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

SEACOR 88/888. On July 5, 2018, a wholly owned subsidiary of SEACOR Marine entered into a new term loan of $11.0 million and used the funds to acquire two vessels, the SEACOR 88 and SEACOR 888, that were previously managed (but not owned) by the Company. The term loan matures in 2023, bears interest at a variable rate (currently 3.75%) and is secured by the two vessels. SEACOR Marine provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder. In October 2018, the Company entered into an interest rate swap agreement on the notional value at inception of $5.5 million related to this loan (see “Note 10. Derivative Instruments and Hedging Strategies”).

Letters of Credit. As of December 31, 2021, the Company had outstanding letters of credit totaling $1.2 million securing lease obligations, labor and performance guarantees.
9.	INCOME TAXES

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

On June 26, 2020, the Company entered into a Tax Refund and Indemnification Agreement (the “Tax Refund Agreement”) with SEACOR Holdings Inc. (“SEACOR Holdings”), the Company’s former parent company (see “Note 17. Related Party Transactions”). The Tax Refund Agreement enabled the Company to utilize net operating losses (“NOLs”) generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that were permitted to be carried back pursuant to the provisions of the CARES Act and for which SEACOR Holdings needed to claim the refund on behalf of the Company. As a result, the Company received an aggregate amount of cash tax refunds of $32.3 million (including $1.1 million of interest paid by the Internal Revenue Service (“IRS”) in respect of refund payment delays due in part to the COVID-19 pandemic).

SEACOR Holdings retained certain of the funds to facilitate tax savings realized by SEACOR Holdings of no less than 35% of the amount of its own 2019 NOLs. Additionally, a $3.0 million transaction fee was paid to SEACOR Holdings concurrently with the signing of the agreement as consideration for its cooperation in connection with the filing of the applicable tax refund returns. The Tax Refund Agreement did not restrict the use of approximately $23.1 million of the refund and required the remaining approximately $8.1 million required to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remained guaranteed by SEACOR Holdings. As of December 31, 2021, the Company has applied all of the amount deposited to satisfy these obligations in full.

Income (loss) before income tax benefit and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
United States	$34,955	$(83,560)	$(71,833)
Foreign	(29,425)	(17,748)	(23,663)
Eliminations	1,097	3,201	11,022
	$6,627	$(98,107)	$(84,474)

The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
Current:
Federal	$—	$(30,838)	$(6)
State	271	123	(78)
Foreign	6,362	5,533	5,005
	6,633	(25,182)	4,921
Deferred:
Federal	4,892	2,435	(12,594)
State	(32)	(139)	(224)
Foreign	—	(38)	(72)
	4,860	2,258	(12,890)
	$11,493	$(22,924)	$(7,969)

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

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2021	2020	2019
Statutory rate	21.0%	(21.0)%	(21.0)%
Exclusion of foreign subsidiaries with current year losses and withholding tax	141.6%	7.7%	7.4%
U.S. federal income tax law changes	—%	(11.8)%	—%
Non-Deductible Expenses	0.4%	—%	—%
JV equity earnings	3.8%	(0.3)%	—%
Noncontrolling interests	—%	1.3%	1.7%
Return to provision	0.4%	(0.4)%	2.8%
State Taxes	2.7%	(0.1)%	(0.3)%
Subpart F Income	2.0%	0.3%	—%
Share Award Plans	1.5%	0.3%	—%
Other	—%	0.6%	—%
Effective Tax Rate	173.4%	(23.4)%	(9.4)%

For the year ending December 31, 2021, the Company’s effective income tax rate of 173.4% was primarily due to foreign taxes not creditable against U.S. income taxes and foreign subsidiaries with current losses for which there is no current or future federal income tax benefit.

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

The components of net deferred income tax liabilities as of December 31 were as follows (in thousands):

	2021	2020
Deferred tax liabilities:
Property and equipment	$63,802	$58,676
Investments in 50% or Less Owned Companies	—	2,925
Other	3,459	4,819
Total deferred tax liabilities	67,261	66,420
Deferred tax assets:
Federal Net Operating Loss Carryforwards	20,312	23,061
Other	8,803	10,073
	29,115	33,134
Valuation Allowance	(2,536)	(2,536)
Total deferred tax assets	26,579	30,598
Net deferred tax liabilities	$40,682	$35,822

The Section 163(j) interest deduction limitations were amended to limit the ability of the Company to deduct net interest expense to 30% of adjusted taxable income. The CARES Act modified the computation for 2020 to increase the limit to 50% of adjusted taxable income and to allow a deduction for 50% of partnership excess business interest from 2019. For the year ended December 31, 2021 $4.6 million of previously suspended interest was deductible. For the year ended December 31, 2020, $4.4 million of interest expense was suspended and $3.3 million of 2019 suspended interest was deductible. This results in a total interest expense amount available for carry forward of $6.7 million. This amount will be available to be deducted in future years subject to the 30% limitation.

Future utilization of NOL’s arising in tax years after December 31, 2017 are limited to 80% of taxable income and are allowed to be carried forward indefinitely. The CARES Act allowed a five-year carryback of NOL’s generated in 2018, 2019 and 2020. The 2018 and 2019 NOLs were eligible to be carried back pursuant to the CARES Act. As of December 31, 2021, the Company has $24.3 million of net operating losses generated prior to December 31, 2017 and $72.4 million of net operating losses generated after 2017. Net operating losses generated in 2017 may be carried forward 20 years (expiring in 2037). The post 2017 NOLs will be carried forward indefinitely with no expiration period but its utilization will be subject to an annual 80% of taxable income limitation.

As of December 31, 2021, the Company's valuation allowance of $2.5 million related primarily to foreign tax credit carryforwards which the Company expects to expire unutilized and Louisiana state net operating loss carryforwards.
10.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2021		2020
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$1,831	$—	$3,698
	—	1,831	—	3,698
Derivatives not designated as hedging instruments:
Forward Exchange Contract	—	—	—	893
Conversion option liability on Convertible Senior Notes	—	—	—	2
	$—	$—	$—	$895

Economic Hedges. The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. During the year ended December 31, 2021, the Company recognized gains of $0.4 million on these contracts which were recognized concurrently in earnings and as of December 31, 2021, the Company no longer has open forward currency exchange contracts. During the year ended December 31, 2020, the Company recognized losses of $0.9 million on these contracts which were recognized concurrently in earnings and included in derivative liabilities in the accompanying consolidated balance sheets.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized gains on derivative instruments designated as cash flow hedges of $2.3 million for the year ended December 31, 2021, losses of $0.7 million for the year ended December 31, 2020 and losses of $1.3 million for the year ended December 31, 2019 as a component of other comprehensive income (loss). As of December 31, 2021, the interest rate swaps held by the Company and certain of the Company’s 50% or less owned companies were as follows:

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $6.8 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $37.5 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88/888 have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.175% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

MexMar, in which the Company has a 49% noncontrolling interest, has five interest rate swap agreements with maturities in 2023 that call for MexMar to pay fixed rates of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $58.1 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

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

For balance sheet classification purposes, we analyze the fair values of the derivative instruments on a contract-by-contract basis and report the related fair values and any related collateral by counterparty on a gross basis. Realized and unrealized gains and losses on derivatives designated as cash flow hedges that are entered into by the Company’s 50% or less owned companies are also reported as a component of the Company’s other comprehensive loss in proportion to the Company’s ownership percentage, with reclassifications and ineffective portions being included in equity in earnings (losses) of 50% or less owned companies, net of tax, in the accompanying consolidated statements of income (loss).

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net liability of $1.8 million as of December 31, 2021. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was $0.2 million at December 31, 2021.

The following tables reflect amounts recorded in Other Comprehensive Income (Loss) (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2021	2020	2019
Interest rate swap contracts	$219	$(2,139)	$(1,901)
Joint venture interest rate swap contracts	(588)	(156)	(645)

	Losses Reclassified from OCI into Income (Effective Portion)
Location of Loss	2021	2020	2019
Interest expense	$1,648	$1,425	$552

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

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2021	2020	2019
Conversion option liability on Convertible Senior Notes	$2	$5,203	$71
Forward currency exchange, option and future contracts	390	(893)	—
	$392	$4,310	$71

The conversion option liability relates to the bifurcated embedded conversion option in the Convertible Senior Notes issued to investment funds managed and controlled by Carlyle (see “Note 8. Long-Term Debt”). The forward currency exchange contract relates to £31.5 million swap related to the proceeds received from the sale of Windcat Workboats (see “Note 4. Equipment Acquisitions and Dispositions”).
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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2021
LIABILITIES
Derivative instruments	$—	$1,831	$—
2020
LIABILITIES
Derivative instruments	$—	$4,591	$—
Conversion Option Liability on Convertible Senior Notes	—	—	2

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

The estimated fair values of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
2021
ASSETS
Cash, cash equivalents and restricted cash	$41,220	$41,220	$—	$—
LIABILITIES
Long-term debt, including current portion	364,364	—	372,992	—
2020
ASSETS
Cash, cash equivalents and restricted cash	$36,018	$36,018	$—	$—
LIABILITIES
Long-term debt, including current portion	472,887	—	470,561	—

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analysis based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value including the consideration of the COVID-19 pandemic that has caused significant volatility in the U.S. and international markets, and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Property and equipment. During the year ended December 31, 2021, the Company recognized no impairment charges and none of the Company’s property and equipment had a fair value based on ordinary liquidation value or indicative sales price. During the year ended December 31, 2020 the Company recognized impairment charges of $18.8 million associated with certain offshore support vessels. As of December 31, 2020, the Company had Level 3 fair values determined based upon ordinary liquidation value of $43.0 million on five liftboats. The Level 3 fair values were determined based on third-party valuations using significant inputs that are unobservable in the market. Due to limited market transactions, the primary valuation methodology applied by the appraisers was an estimated cost approach less estimated economic depreciation for comparably aged and conditioned assets less estimated economic obsolescence based on market data or utilization and rates per day worked trending of the vessels since 2014.

Investments, at equity, in 50% or less owned companies. During the year ended December 31, 2021, the Company received a distribution from one of its investments in 50% or less owned companies, MEXMAR Offshore, in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment balance of $2.6 million. The beginning balance of the Company’s investment in MEXMAR Offshore was zero. During the year ended December 31, 2020, the Company marked two of its investments in 50% or less owned companies, Seabulk Tims I and Offshore Vessel Holdings, to zero due to a return of funds that exceeded the carrying value of the investment and continued losses, respectively. The Company did not make any further adjustments to any of its investments in 50% or less owned companies.

12.	WARRANTS

In connection with various transactions, the Company issued 2,560,456 warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (“Warrants”), of which 1,439,483 remain outstanding as of December 31, 2021. Included among these are the Carlyle Warrants.

On December 23, 2021, 48,809 Warrants were exercised for a penny per share, resulting in 1,439,483 Warrants outstanding as of December 31, 2021. In connection with the exercise of Warrants on December 23, 2021, 149 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

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

On December 31, 2021, pursuant to the Merger Agreement OSV Partners I merged with and into SEACOR Offshore OSV with SEACOR Offshore OSV surviving the Merger.

In connection with the consummation of the Merger, the Company issued an aggregate number of 1,567,935 shares of Common Stock, as follows:

(i)	531,872 shares of Common Stock as consideration for the Merger paid to OSV Partners I’s limited partners (other than the Company and its subsidiaries), and
(ii)

1,036,063 shares of Common Stock as payment to settle all amounts and other obligations outstanding under the Subordinated PIK Loan Agreement and paid to the former lenders thereunder (all of whom were limited partners of OSV Partners I).

On December 23, 2021, 48,809 Warrants were exercised for a penny per share, resulting in 1,439,483 Warrants outstanding as of December 31, 2021. In connection with the exercise of Warrants on December 23, 2021, 149 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

On September 1, 2020 and September 18, 2020, 255,307 and 83,367 Warrants were exercised, respectively, for a penny per share, resulting in 1,488,292 Warrants outstanding as of December 31, 2020. In connection with the exercise of Warrants on September 18, 2020, 354 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

The Company had previously registered 2,174,000 shares of Common Stock for issuance under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The Company’s shareholders approved the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”) at the annual meeting of shareholders held on June 9, 2020 (the “Approval Date”), which authorized the issuance of 2,080,000 shares of Common Stock under the 2020 Plan. On June 9, 2020 the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission (“SEC”) with respect to the registration of 2,114,821 shares of Common Stock, representing the 2,080,000 shares of Common Stock approved by the Company’s shareholders for issuance under the 2020 Plan, plus 24,821 shares of Common Stock remaining available for issuance under the 2017 Equity Incentive Plan as of the Approval Date that will be available for issuance under the 2020 Plan, plus Common Stock subject to awards outstanding under the 2017 Plan, that pursuant to the terms of the 2017 Plan and the 2020 Plan, may be available for future issuance under the 2020 Plan.

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
14.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests	2021	2020
VEESEA Holdings Inc.	1.8%	320	319

Falcon Global Holdings. Prior to March 20, 2020, the Company held 72% of the equity interest in Falcon Global Holdings. On March 20, 2020, the Company completed the acquisition of the remaining 28% minority interest in Falcon Global Holdings, resulting in the Company’s 100% ownership of Falcon Global Holdings. Consideration paid by the Company was 900,000 shares of Common Stock issued in a private placement to the seller of the minority interest, Montco Offshore LLC. Prior to the acquisition of the remaining noncontrolling interest in Falcon Global Holdings the net loss attributable to Falcon Global Holdings was $16.6 million, of which $4.6 million was attributable to noncontrolling interest.
15.	SAVINGS AND MULTI-EMPLOYER PENSION PLANS

SEACOR Marine Savings Plan. On January 1, 2016, the Company’s eligible U.S. based employees were transferred from the SEACOR Holdings sponsored defined contribution plan to the “SEACOR Marine 401(k) Plan,” a new Company sponsored defined contribution plan (the “Savings Plan”). Effective upon the June 1, 2017 Spin-off, the Company discontinued its contribution to the Savings Plan up until January 1, 2019, at which time the Company’s contribution were limited to 1% of an employee’s wages. In 2020, the Company increased its contributions to 2% of an employee’s wages. The Savings Plan costs for the year ended December 31, 2021, 2020 and 2019 were $0.2 million, $0.3 million and $0.2 million, respectively.

MNOPF and MNRPF. Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2021, all invoices related to MNOPF and MNRPF have been settled in full.

On October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. The MNRPF has indicated that the investigations into these issues remain ongoing, and that further updates will be provided as significant developments arise. Should such additional liabilities require the MNRPF to collect additional funds from participating employers, it is possible that the Company will be invoiced for a portion of such funds and recognize payroll related operating expenses in the periods invoices are received.

Other Plans. Certain employees participate in other defined contribution plans in various international regions. During the years ended December 31, 2021, 2020 and 2019, the Company incurred costs, primarily from employer matching contributions of $0.4 million, $0.4 million and $0.3 million, respectively.
16.	STOCK BASED COMPENSATION

Equity Incentive Plan. During 2017, the Company adopted the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The Company’s shareholders approved the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”) at the annual meeting of shareholders held on June 9, 2020 (the “Approval Date”), which authorized the issuance of 2,080,000 shares of Common Stock under the 2020 Plan plus 24,821 shares of Common Stock remaining available for issuance under the 2017 Equity Incentive Plan as of the Approval Date that will be available for issuance under the 2020 Plan. The types of awards under the 2020 Plan may include stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. As of December 31, 2021, a total of 843,031 shares of Common Stock remained available for issuance under the 2020 Plan.

Restricted stock typically vests from one to four years after the date of grant, and stock options to purchase shares of Common Stock typically vest and become exercisable from one to four years after date of grant and expire no later than the tenth anniversary of the date of grant. Performance restricted stock units (“PRSUs”) typically vest on a cliff-basis after three years, subject to certain stock price performance goals. Pursuant to the applicable award agreements, restricted stock and stock options vest subject to the participant’s continued employment with the Company on the applicable vesting date, subject to accelerated vested upon the executive’s death or qualified retirement or, with respect to restricted stock, upon termination by the Company without “cause” (including for disability). Upon any such termination, PRSUs that have been earned with respect to the stock price performance goal(s) will be settled on the third anniversary of the grant date, without regard to the participants employment with the Company as of such date. For options granted, the fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield; (b) weighted average expected volatility; (c) weighted average discount rate; and (d) expected life. For all award types, forfeitures are recognized as incurred.

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

Share Award Transactions. Transactions in connection with the Company’s Equity Incentive Plans during the years ended December 31 were as follows:

	2021		2020
Director Stock Awards Granted	189,030		59,900

Restricted Stock Activity:
Outstanding as of the beginning of year	436,714		303,609
Granted	933,705	(1)	289,452
Vested	202,079		143,697
Forfeited	5,250		12,650
Outstanding as of the end of year	1,163,090		436,714

Stock Option Activity:
Outstanding as of the beginning of year	1,120,541		913,569
Granted	—		261,972
Exercised	—		—
Forfeited	59,184	(2)	55,000
Outstanding as of the end of year	1,061,357		1,120,541

(1)	Excludes 354,964 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.
(2)	Forfeitures includes 71,684 options forfeited as of December 31, 2021, netted with an adjustment of 12,500 previously granted.

During the year ended December 31, 2021, the Company recognized $5.5 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the 2017 Plan and the 2020 Plan. As of December 31, 2021, the Company had approximately $4.8 million in total unrecognized compensation costs. The weighted average period over which the compensation cost of non-vested awards will be recognized is approximately 1.01 and 0.42 years for restricted stock and stock options, respectively.

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

The weighted average fair value of restricted stock granted under the 2017 Plan and the 2020 Plan were $5.45 and $6.40 for the year ended December 31, 2021 and 2020, respectively. The fair value was based on the closing price of the Company’s stock on the day of the grant. The Company did not grant any options in the year ended December 31, 2021. The weighted average fair value of stock options granted under the 2017 Plan and the 2020 Plan was $3.60 for the year ended December 31, 2020. The fair value of each option granted during the year ended December 31, 2020, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield; (b) weighted average expected volatility of 76.1; (c) weighted average discount rate of 0.52%; and (d) expected life of 9.92 years, respectively. There were no stock options exercised in 2021 or 2020.

During the year ended December 31, 2021, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weight Average Grant Price
Non-Vested as of December 31, 2020	436,714	$11.60
Granted	933,705	5.45
Vested	202,079	5.26
Forfeited	5,250	5.72
Non-Vested as of December 31, 2021	1,163,090	6.62

During the year ended December 31, 2021, the number of shares and the weighted average exercise price on stock option transactions were as follows:

	Stock Options
	Number of Shares	Weight Average Grant Price
Non-Vested as of December 31, 2020	1,120,541	$12.49
Granted	—	—
Exercised	—	—
Forfeited (2)	59,184	15.70
Non-Vested as of December 31, 2021	1,061,357	12.39
Exercisable as of December 31, 2021 (1)	896,566	12.74

(1)	The weighted average remaining contractual term is 6.7 years.
(2)	Forfeitures includes 71,684 options forfeited as of December 31, 2021, netted with an adjustment of 12,500 previously granted.

As of December 31, 2021, there was no aggregate intrinsic value for options outstanding.
17.	RELATED PARTY TRANSACTIONS

Related Party Transactions Policy. The Company has established a written policy for the review and approval or ratification of transactions with related parties (the “Related Party Transactions Policy”) to assist it in reviewing transactions in excess of $120,000 (“Transactions”) involving the Company and its subsidiaries and a Related Party (as defined in the Related Party Transaction Policy). The Related Party Transactions Policy supplements the Company’s other conflict of interest policies set forth in the Company’s Corporate Governance Guidelines, its Code of Business Conduct and Ethics and its other internal procedures.

Transactions with SEACOR Holdings. In connection with the Spin-off, SEACOR Marine entered into certain agreements with SEACOR Holdings that govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement.

As of December 31, 2021, SEACOR Holdings had no outstanding guarantees for obligations of the Company. As of December 31, 2020, SEACOR Holdings had guaranteed $8.1 million for various obligations of the Company, including performance obligations under sale-leaseback arrangements (see “Note 7. Leases”). As of December 31, 2019, SEACOR Holdings had guaranteed $22.8 million for various obligations of the Company, including performance obligations under sale-leaseback arrangements and invoiced amounts for funding deficits under the MNOPF (see “Note 15. Savings and Multi-Employer Pension Plans”). Pursuant to the Transition Services Agreement with SEACOR Holdings, SEACOR Holdings charged the Company a fee of 0.5% on outstanding guaranteed amounts, which declined as the guaranteed obligations were settled by the Company. The Company recognized a de minimis amount of guarantee fees in connection with sale-leaseback arrangements in 2021, and recognized $0.1 million and $0.2 million during 2020 and 2019, respectively, in the accompanying consolidated statements of income (loss). Guarantee fees paid to SEACOR Holdings for all other obligations are recognized as SEACOR Holdings guarantee fees in the accompanying consolidated statements of income (loss).

On June 26, 2020, the Company entered into a Tax Refund and Indemnification Agreement (the “Tax Refund Agreement”) with SEACOR Holdings Inc. (“SEACOR Holdings”), the Company’s former parent company. The Tax Refund Agreement enabled the Company to utilize net operating losses (“NOLs”) generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that were permitted to be carried back pursuant to the provisions of the CARES Act and for which SEACOR Holdings needed to claim the refund on behalf of the Company. As a result, the Company received an aggregate amount of cash tax refunds of $32.3 million (including $1.1 million of interest paid by the IRS in respect of refund payment delays due in part to the COVID-19 pandemic), of which $12.5 million was received prior to March 31, 2021 and the remaining $19.8 million was received in April 2021. SEACOR Holdings will retain certain of the funds to facilitate tax savings realized by SEACOR Holdings of no less than 35% of the amount of its own 2019 NOLs. Additionally, a $3.0 million transaction fee was paid to SEACOR Holdings concurrently with the signing of the Tax Refund Agreement as consideration for its cooperation in connection with the filing of the applicable tax refund returns. The Tax Refund Agreement did not restrict the use of approximately $23.1 million of the refund and required the remaining approximately $8.1 million to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remained guaranteed by SEACOR Holdings which primarily related to vessel operating leases. Two of these vessel operating leases expired in the fourth quarter of 2020, which reduced the remaining guarantee on the three remaining vessels to $7.0 million. The remaining three vessel operating leases that SEACOR Holdings guaranteed expired in 2021 and the Company applied the amount deposited to satisfy these obligations.

Following the completion of the Spin-off, the Company continued to be supported by SEACOR Holdings until 2020 for corporate services pursuant to the Transition Services Agreements with SEACOR Holdings under which it was initially charged $6.3 million annually for these services. The fees incurred have declined as the services and functions provided by SEACOR Holdings are terminated and replicated within the Company. For the year ended December 31, 2019 the Company incurred fees of and $0.6 million, respectively, for these services that were recognized as additional administrative and general expenses in the accompanying consolidated statements of loss. There were no services provided or fees incurred during 2021 and 2020.

Transactions regarding OSV Partners.

OSV Partners

In 2013, SEACOR OSV Partners I LP (the “OSV Partners I”) was formed to own and operate offshore support vessels with the Company (then a subsidiary of SEACOR Holdings) holding 30.4% of the initial limited partner interests (“Initial LP Interests”) and a majority of the general partner interests, and the remaining Initial LP Interests held by unrelated third parties. The Company was also appointed the manager of the vessels owned by OSV Partners I entitled to a market management fee.

In December 2014, Charles Fabrikant (a former Non-Executive Chairman of SEACOR Marine), John Gellert (President, Chief Executive Officer and Director of SEACOR Marine), Jesús Llorca (Executive Vice President and Chief Financial Officer of SEACOR Marine) and other individuals (some of who were affiliated with the Company’s former parent, SEACOR Holdings), invested in Caroline International Holdings LLC (“Caroline”) and Caroline International Holdings II LLC (“Caroline II” and together with Caroline, the “Caroline Entities”), two entities managed by Mr. Fabrikant and formed solely for the purposes of investing in OSV Partners I. As of December 31, 2021, the aggregate investments of Messrs. Fabrikant, Gellert and Llorca in the Caroline Entities were $0.3 million, $0.4 million and $0.2 million, respectively. No other current executive officer or member of the Board invested in or has any interests in the Caroline Entities.

The following summarizes the investments made by the Caroline Entities in OSV Partners I:

•

Initial Investment. In 2014, the Caroline Entities purchased Initial LP Interests from two limited partners of OSV Partners I resulting in Caroline owning $1.0 million, or 2.6%, of the Initial LP Interests, and Caroline II owning $0.5 million, or 1.3%.

•

2017 Preferred Interests. In 2017, OSV Partners I raised $6.0 million from its limited partners in the form of preferred limited partnership interests (the “2017 Preferred Interests”) resulting in Caroline owning $0.2 million, or 3.3%, of the 2017 Preferred Interests, and Caroline II owning $0.1 million, or 1.7%.

•

Class A Preferred Interests and Second Lien Debt. In 2018, OSV Partners I raised $10.0 million from its limited partners, $5.0 million in the form of Class A preferred interests (“Class A Preferred Interests”) and $5.0 million in the form of second lien debt under the Subordinated PIK Loan Agreement, resulting in Caroline owning $0.1 million, or 2.6%, of the Class A Preferred Interests and $0.1 million, or 2.6%, of the PIK Loan Debt, and Caroline II owning $0.1 million, or 1.3%, of the Class A Preferred Interests and $0.1 million, or 1.3%, of the PIK Loan Debt.

Immediately prior to the closing of the Merger described in “OSV Partners Merger” below, the Company owned 30.4% of the Initial LP Interests, 38.6% of the 2017 Preferred Interests, 43.0% of the Class A Preferred Interests, and 43.0% of the PIK Loan Debt of OSV Partners. Beginning in January 2019, the Company agreed not to charge OSV Partners I the management fee it was contractually entitled to through December 31, 2021 due to continuing liquidity issues of OSV Partners I. For the years ended December 31, 2018 and 2017, the Company received $0.6 million of vessel management fees from OSV Partners I for each year.

On October 29, 2021, in exchange for $2.2 million, the Company acquired from a third-party lender approximately $4.1 million of the $22.1 million of principal owed under OSV Partner I’s amended and restated senior secured term loan credit facility agreement dated as of September 28, 2018 (the “OSV Credit Facility” and such acquisition, the “First Lien Debt Acquisition).

OSV Partners Merger

On December 31, 2021, pursuant to the Merger Agreement OSV Partners I merged with and into SEACOR Offshore OSV with SEACOR Offshore OSV surviving the Merger. See “Note 3. Business Acquisitions”. In connection with the consummation of the Merger, the Company issued an aggregate of 1,567,935 shares of Common Stock to the limited partners of OSV Partners I as follows:

(i)

531,872 shares of Common Stock as Merger Consideration, 80% of which was paid in respect of Preferred Interests and Class A Preferred Interests, and 20% in respect of the Initial LP Interests partners (other than the Company and its subsidiaries); and

(ii)	1,036,063 shares of Common Stock as PIK Loan Consideration to settle all amounts outstanding under the PIK Loan Agreement.

In connection with the consummation of the Merger, (i) Caroline received an aggregate number of 73,107 shares of Common Stock and (ii) Caroline II received an aggregate of 36,570 shares of Common Stock. Each of the Caroline Entities distributed to its members the Common Stock received in connection with the consummation of the Merger with Mr. Fabrikant receiving 20,172 shares, or 1.3% of the aggregate number of shares issued as Merger Consideration and PIK Loan Consideration, Mr. Gellert receiving 22,353 shares, or 1.4% of the aggregate number of shares issued as Merger Consideration and PIK Loan Consideration, and Mr. Llorca receiving aggregate distributions of 9,174, or 0.6% of the aggregate number of shares issued as Merger Consideration and PIK Loan Consideration. In addition, a trust of which Mr. Gellert is one of several beneficiaries received an aggregate number of 26,557 shares of Common Stock.

In connection with the Merger, the Company and SEACOR Offshore OSV assumed and guaranteed approximately $18.1 million of indebtedness outstanding under the OSV Credit Facility. The OSV Credit Facility requires quarterly principal payments of $0.5 million. Interest accrues under the OSV Credit Facility at a rate of Term SOFR (as defined in the OSV Credit Facility) plus 4.68% plus Mandatory Costs (as defined in the OSV Credit Facility), if applicable. The OSV Credit Facility matures on December 31, 2023 and may be accelerated upon the occurrence of an event of default.

The First Lien Debt Acquisition and the Merger were subject to the oversight and received advance approval of the Audit Committee as related party transactions under the Company’s Related Party Transaction Policy. Mr. Gellert recused himself from deliberations by the Audit Committee and ultimately the Board with respect to the Merger, and the Board received a third-party fairness opinion with respect thereto. Mr. Llorca was also not involved in the related discussions. Mr. Fabrikant no longer served on the Board as of June 8, 2021 and therefore had no participation in any of the approval processes for these transactions.

As a result of the Merger, the five 201’, 1,900 tons deadweight capacity, PSVs owned by OSV Partners are now 100% owned by the Company, bringing the Company’s owned PSV fleet to 20. Of the five PSVs previously owned by OSV Partners, three are U.S. flagged and currently located in the Gulf of Mexico, and two are Marshall Island flagged and currently located in the Middle East. As of December 31, 2021, these five PSVs have an average age of seven years.

Transactions regarding Windcat Workboats. On January 25, 2019, Seabulk Overseas acquired a 6.25% minority interest in Windcat Workboats that it did not previously own upon the exercise of a put option by one of the two minority owners, each of whom was a member (or an affiliate of a member) of management of Windcat Workboats at the time of acquisition, pursuant to the terms of a certain Subscription and Shareholders Agreement, as amended, for consideration of £1.6 million ($2.0 million). On March 15, 2019, Seabulk Overseas acquired the other 6.25% minority interest in Windcat Workboats that it did not previously own for consideration of 50,000 shares of Common Stock and €1.2 million (approximately $1.4 million) in cash. The two acquisitions resulted in Seabulk Overseas owning 100% of Windcat Workboats, a consolidated subsidiary which owns and operates the Company’s CTV business that is primarily used to move personnel and supplies in Europe’s offshore wind markets.

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

During 2021 and 2020, Carlyle exercised 48,809 and 83,367 warrants, respectively. As of December 31, 2021, Carlyle still has 1,439,483 outstanding warrants.

Transactions with CME. Mr. Alfredo Miguel Bejos, a Director of SEACOR Marine, currently serves as President and Chief Executive Officer of CME. In accordance with the Related Transaction Policy, the audit committee of the board of directors of SEACOR Marine (the “Audit Committee”) has adopted guidelines for addressing ongoing CME-related transactions.

During 2020 and 2019, CME exercised 255,307 and 380,000 warrants, respectively. As of December 31, 2020, all of CME’s outstanding warrants have been exercised.

On December 20, 2018, MEXMAR Offshore, a joint venture that is 49.0% owned by a subsidiary of the Company and 51.0% owned by a subsidiary of CME, acquired UP Offshore. UP Offshore was acquired for nominal consideration. In connection with the acquisition, UP Offshore’s existing debt was refinanced with $95.0 million of new indebtedness composed of (i) a $70.0 million six-year debt facility provided by UP Offshore’s existing lenders that is non-recourse to the Company, CME or any of their respective subsidiaries, (ii) a $15.0 million loan from MexMar, a joint venture between CME and the Company, to fund capital expenditures on two vessels and (iii) a $10.0 million loan from MEXMAR Offshore to fund working capital requirements funded by an approximate $5.0 million capital contribution to MEXMAR Offshore by each of the Company and CME. Due to losses from equity earnings, the Company’s investment in MEXMAR Offshore was written down to $0 in 2019. In July 2020, MEXMAR Offshore purchased from a consortium of banks in Brazil, $70.0 million of UP Offshore’s debt for $5.5 million, of which the Company’s commitment was $2.7 million to fund this purchase. As of December 31, 2020, the Company had loaned its proportional share of this commitment to MEXMAR Offshore of $1.96 million. The Company funded its remaining commitment in February 2021.

On June 1, 2021, MEXMAR Offshore completed the sale of eight vessels and certain Brazilian entities to Oceanpact Servicos Maritimos S.A. and its subsidiary, OceanPact Netherlands B.V., for a total purchase price of $30.2 million (the “UP Offshore Sale Transaction”), which resulted in an equity earnings gain from 50% or less owned companies of $2.6 million. On July 23, 2021, the Company received a distribution from MEXMAR Offshore in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment balance of $2.6 million. The excess was recorded by the Company as a gain from return of investments in 50% or less owned companies.

After giving effect to the UP Offshore Sale Transaction, MEXMAR Offshore, indirectly through certain subsidiaries of UP Offshore, retained ownership of three vessels. As part of the winddown of the MEXMAR Offshore joint venture, ownership of two of these vessels was transferred from subsidiaries of UP Offshore to OVH on October 26, 2021, and the remaining vessel was transferred from a subsidiary of UP Offshore to OVH on November 2, 2021. Upon completion of these transactions, MEXMAR Offshore no longer held income producing assets and as a result, on December 9, 2021, the Company transferred its 49% interest in MEXMAR Offshore to a subsidiary of CME for nominal consideration and a transaction fee of $0.2 million. As of December 31, 2021, the Company does not have any ownership interest in MEXMAR Offshore.

The Company also participates in a variety of other joint ventures with CME, including MexMar, SEACOR Marlin and OVH. The joint venture agreements for each of these joint ventures were negotiated at arms-length in the ordinary course of business. MexMar is a joint venture company that is 49% owned by a wholly owned subsidiary of the Company and 51% owned by subsidiaries of CME. SEACOR Marlin is a joint venture company that is 49% owned by a wholly owned subsidiary of the Company and 51% owned by a wholly owned subsidiary of MexMar. During the year ended December 31, 2021, there was a distribution to the Company from SEACOR Marlin of $2.5 million.  OVH is a joint venture company that is 49% owned by a wholly owned subsidiary of the Company and 51% owned by a subsidiary of CME. On December 10, 2021, OVH and OPEM settled the $10.0 million loan in exchange for OPEM making an early repayment of $10.5 million, reflecting repayment of the principal amount in full and a prepayment discount and forgiveness of approximately $4.1 million of accrued interest.

In 2019, the Company sold an FSV to OVH for $2.4 million through a seller’s finance agreement.

Transaction with Talos Energy Inc. Mr. Robert D. Abendschein, a former Director of SEACOR Marine as of June 8, 2021, served as Executive Vice President and Head of Operations of Talos Energy Inc. (together with its subsidiaries and affiliates, “Talos Energy”). Talos Energy is a customer of the Company and its subsidiaries, primarily with respect to the chartering of liftboats and other vessels. In accordance with the Related Transaction Policy of the Company, the Audit Committee has adopted guidelines for addressing ongoing Talos Energy-related transactions. The Company recognized $1.9 million, $1.5 million and $3.2 million in revenue with Talos Energy in 2021, 2020 and 2019, respectively.

18.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company had unfunded capital commitments of $0.9 million for miscellaneous vessel equipment payable during 2023. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. Local Brazilian law was enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$18.4 million based on a historical potential levy of R$12.87 million (USD $3.3 million and USD $2.3 million, respectively, based on the exchange rate as of December 31, 2021).

As of December 31, 2021, SEACOR Holdings had no outstanding guarantees on behalf of the Company for performance obligations under sale-leaseback arrangements and pursuant to the terms of the Tax Refund Agreement with SEACOR Holdings, the Company no longer had to maintain a portion of the refund in an account to solely satisfy such obligations guaranteed by SEACOR Holdings.

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and is coordinating these efforts with the U.S. Coast Guard. The salvage operations are currently ongoing and the Company expects salvage costs to be covered by insurance proceeds.

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal politicians. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the incident and the Company is fully cooperating with the investigations in all respects and continues to gather information about the incident. It is expected that the NTSB and U.S. Coast Guard investigations will take a significant period of time to complete, possibly as much as two years or longer. Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the incident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2021, all invoices related to MNOPF and MNRPF have been settled in full.

On October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. The MNRPF has indicated that the investigations into these issues remain ongoing, and that further updates will be provided as significant developments arise. Should such additional liabilities require the MNRPF to collect additional funds from participating employers, it is possible that the Company will be invoiced for a portion of such funds and recognize payroll related operating expenses in the periods invoices are received.
19.	MAJOR CUSTOMERS AND SEGMENT INFORMATION

During the year ended December 31, 2021, Exxon Mobil and SEACOR Marine Arabia LLC, a joint venture through which vessels are in service to Saudi Aramco, were each responsible for $35.2 million or 21% and $29.7 million or 17%, respectively, of the Company’s total consolidated operating revenues from continuing operations. During the year ended December 31, 2020, SEACOR Marine Arabia LLC and Exxon Mobil were each responsible for $30.7 million or 21% and $24.8 million or 17%, respectively, of the Company’s total consolidated operating revenues from continuing operations. During the year ended December 31, 2019, SEACOR Marine Arabia LLC was responsible for $30.8 million or 17% ($20.3 million or 11% from Zamil Offshore and $10.5 million or 6% from Saudi Aramco) of the Company’s total consolidated operating revenues from continuing operations. Additionally, Exxon Mobil was responsible for revenues of $16.5 million or 9% in 2019.

For the years ended December 31, 2021, 2020 and 2019, the ten largest customers of the Company accounted for approximately 76%, 76% and 61%, respectively, of the Company’s operating revenues from continuing operations. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

For the years ended December 31, 2021, 2020 and 2019, approximately 88%, 89% and 75%, respectively, of the Company’s operating revenues and $15.4 million, ($7.5) million and ($13.5) million, respectively, of equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its continuing foreign operations.

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

Certain reclassifications of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of Discontinued Operations (see “Note 20. Discontinued Operations”). In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa and Europe segment. As a result, for purposes of segment reporting European operations are now combined with the Africa segment and reported as a combined segment and prior period information has been conformed to the new consolidated reporting segment. Direct vessel profit is the Company’s measure of segment profitability when applied to reportable segments. Direct vessel profit is defined as operating revenues less direct operating expenses excluding leased-in equipment expense. The Company utilizes direct vessel profit as its primary financial measure to analyze and compare the operating performance of its regions. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations	Middle East and Asia	Latin America	Total
For the year ended December 31, 2021
Operating Revenues:
Time charter	$15,487	$44,268	$53,146	$46,934	$159,835
Bareboat charter	1,549	—	—	2,484	4,033
Other marine services	3,607	(1,338)	526	4,278	7,073
	20,643	42,930	53,672	53,696	170,941
Direct Costs and Expenses:
Operating:
Personnel	$8,836	$13,903	$22,191	$14,990	$59,920
Repairs and maintenance	3,394	6,772	6,701	7,250	24,117
Drydocking	2,082	1,159	2,639	467	6,347
Insurance and loss reserves	2,632	1,353	2,481	2,201	8,667
Fuel, lubes and supplies	1,204	4,109	3,459	3,261	12,033
Other	648	5,815	6,158	3,701	16,322
	18,796	33,111	43,629	31,870	127,406
Direct Vessel (Loss) Profit	$1,847	$9,819	$10,043	$21,826	$43,535
Other Costs and Expenses:
Lease expense	$2,621	$1,281	$472	$1,711	$6,085
Administrative and general					37,639
Depreciation and amortization	$15,712	$12,856	$17,985	$10,842	57,395
					101,119
Gain on asset dispositions					20,436
Operating loss					$(37,148)
As of December 31, 2021
Property and Equipment:
Historical cost	$253,426	$223,039	$340,225	$208,594	$1,025,284
Accumulated depreciation	(127,547)	(71,820)	(85,683)	(32,247)	(317,297)
	$125,879	$151,219	$254,543	$176,347	$707,987
Total Assets(1)	$148,753	$167,185	$256,533	$250,594	$823,065

(1)	Total assets exclude $89.4 million of corporate assets.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations	Middle East and Asia	Latin America	Total
For the year ended December 31, 2020
Operating Revenues:
Time charter	$9,873	$47,723	$52,052	$23,806	$133,454
Bareboat charter	2,910	(55)	—	—	2,855
Other	2,422	(135)	2,157	1,084	5,528
	15,205	47,533	54,209	24,890	141,837
Direct Costs and Expenses:
Operating:
Personnel	$10,065	$13,397	$18,188	$6,698	$48,348
Repairs and maintenance	1,655	5,643	5,232	2,131	14,661
Drydocking	1,167	2,014	759	329	4,269
Insurance and loss reserves	1,774	1,806	1,721	462	5,763
Fuel, lubes and supplies	1,172	3,260	2,706	990	8,128
Other	373	1,343	6,891	1,369	9,976
	16,206	27,463	35,497	11,979	91,145
Direct Vessel (Loss) Profit	$(1,001)	$20,070	$18,712	$12,911	$50,692
Other Costs and Expenses:
Lease expense	$4,272	$3,038	$170	$45	$7,525
Administrative and general					40,051
Depreciation and amortization	$21,427	$13,664	$16,595	$5,481	57,167
					104,743
Loss on asset dispositions and impairments, net					(17,588)
Operating loss					$(71,639)
As of December 31, 2020
Property and Equipment:
Historical cost	$257,592	$262,998	$361,514	$130,769	$1,012,873
Accumulated depreciation	(134,391)	(68,486)	(75,349)	(13,312)	(291,538)
	$123,201	$194,512	$286,165	$117,457	$721,335
Total Assets(1)	$164,656	$227,894	$289,314	$179,942	$861,806
(1)	Total assets exclude $105.6 million of corporate assets, and $50.2 million of discontinued operations.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations	Middle East and Asia	Latin America	Total
For the year ended December 31, 2019
Operating Revenues:
Time charter	$38,955	$52,325	$54,312	$11,460	$157,052
Bareboat charter	1,562	—	—	3,569	5,131
Other	3,806	5,405	1,669	1,390	12,270
	44,323	57,730	55,981	16,419	174,453
Direct Costs and Expenses:
Operating:
Personnel	$17,491	$17,327	$16,698	$4,459	$55,975
Repairs and maintenance	7,583	5,288	7,182	1,348	21,401
Drydocking	4,594	493	600	161	5,848
Insurance and loss reserves	2,370	1,492	1,449	311	5,622
Fuel, lubes and supplies	2,936	3,726	2,904	1,056	10,622
Other	393	5,385	3,095	1,182	10,055
	35,367	33,711	31,928	8,517	109,523
Direct Vessel Profit	$8,956	$24,019	$24,053	$7,902	$64,930
Other Costs and Expenses:
Lease expense	$10,894	$4,763	$173	$10	$15,840
Administrative and general					39,791
Depreciation and amortization	$21,947	$12,614	$16,400	$6,205	57,166
					112,797
Loss on asset dispositions and impairments, net					(6,461)
Operating loss					$(54,328)
As of December 31, 2019
Property and Equipment:
Historical cost	$297,392	$251,652	$292,446	$57,534	$899,024
Accumulated depreciation	(157,514)	(62,125)	(73,039)	(16,239)	(308,917)
	$139,878	$189,527	$219,407	$41,295	$590,107
Total Assets(1)	$224,229	$226,071	$250,890	$116,736	$817,926
(1)	Total assets exclude $145.5 million of corporate assets, and $45.7 million of discontinued operations.

20.	DISCONTINUED OPERATIONS

On January 12, 2021, the Company completed the sale of Windcat Workboats, which was previously classified as assets held for sale as of the end of the fourth quarter 2020. The Company’s discontinued operations as of December 31, 2019, consisted of both Windcat Workboats and Boston Putford Offshore Safety. The Company has no continuing involvement in either of these businesses, which is considered a strategic shift in the Company’s operations. During the first twelve days of 2021, the Company recognized $0.2 million in net income from operations of Windcat Workboats that was utilized to calculate the gain on the sale of Windcat Workboats (see “Note. 4 Equipment Acquisitions and Dispositions”). Summarized selected operating results of the Company’s assets held for sale and discontinued operations were as follows for the years ended December 31, (in thousands):

2020
Assets from Discontinued Operations:
Current assets	$10,138
Net property and equipment	34,580
Non-current assets	5,517
50,235
Liability from Discontinued Operations:
Current liabilities	$2,418
Long-term liabilities	28,509
$30,927

	Windcat Workboats			Boston Putford Offshore Safety
	2021	2020	2019	2019
Operating Revenues:
Time charter	$903	$29,383	$25,249	$41,214
Other revenue	70	2,305	1,790	45
	973	31,688	27,039	41,259
Costs and Expenses:
Operating	578	17,334	14,202	33,836
Direct Vessel Profit	395	14,354	12,837	7,423

General and Administrative Expenses	238	5,516	4,935	4,207
Lease Expense	24	628	318	60
Depreciation	—	6,166	6,846	3,504
Gain on Asset Dispositions and Impairments, Net	—	—	1,064	91
Operating Income (Loss)	133	2,044	1,802	(257)
Other Income (Expense)
Interest income	2	59	56	11
Interest expense	(39)	(1,115)	(1,100)	(210)
Foreign currency translation (loss)	89	(750)	880	(75)
Other, net	—	19	—	—
	52	(1,787)	(164)	(274)
Operating Income Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	185	257	1,638	(531)
Income Tax Benefit	—	(86)	57	(2)
Operating Income Before Equity Earnings of 50% or Less Owned Companies	185	343	1,581	(529)
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	(16)	21	155	168
Net Income from Discontinued Operations	$169	$364	$1,736	$(361)

SEACOR MARINE HOLDINGS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)

Description	Balance Beginning of Year	Reserves Acquired	Charges (Recoveries) to Cost and Expenses	Deductions	Balance End of Year
Year Ended December 31, 2021
Allowance for credit loss reserves (deducted from trade and notes receivable)	$582	$3	$735	$(8)	$1,312
Year Ended December 31, 2020
Allowance for credit loss reserves (deducted from trade and notes receivable)	$455	$18	$230	$(121)	$582
Year Ended December 31, 2019
Allowance for credit loss reserves (deducted from trade and notes receivable)	$860	$—	$(405)	$—	$455