Form 10-Q
period 2022-03-31
SEACOR Marine Holdings Inc.
filed 2022-05-05
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022               or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of April 29, 2022 was 26,648,874. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$36,315	$37,619
Restricted cash	3,596	3,601
Receivables:
Trade, net of allowance for credit loss accounts of $1,142 and $1,312 in 2022 and 2021, respectively	49,238	55,544
Other	8,799	6,118
Tax receivable	1,238	1,238
Inventories	1,297	928
Prepaid expenses and other	3,724	3,730
Total current assets	104,207	108,778
Property and Equipment:
Historical cost	1,006,873	1,025,284
Accumulated depreciation	(316,444)	(317,297)
	690,429	707,987
Construction in progress	15,550	15,531
Net property and equipment	705,979	723,518
Right-of-use asset - operating leases	6,238	6,608
Right-of-use asset - finance leases	7,290	100
Investments, at equity, and advances to 50% or less owned companies	76,860	71,727
Other assets	2,057	1,771
Total assets	$902,631	$912,502
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$2,073	$1,986
Current portion of financing lease liabilities	190	33
Current portion of long-term debt:
Recourse	32,708	31,602
Accounts payable and accrued expenses	32,585	28,419
Due to SEACOR Holdings	264	274
Accrued wages and benefits	4,163	3,711
Accrued interest	3,819	2,273
Deferred revenue and unearned revenue	962	1,606
Accrued capital, repair, and maintenance expenditures	4,846	2,438
Accrued insurance deductibles and premiums	2,812	2,720
Accrued professional fees	1,102	1,214
Derivatives	653	1,831
Other current liabilities	5,366	6,558
Total current liabilities	91,543	84,665
Long-term operating lease liabilities	4,420	4,885
Long-term financing lease liabilities	7,183	76
Long-term Debt:
Recourse	320,796	327,300
Non-recourse	5,468	5,462
Conversion option liability on convertible senior notes	34	—
Deferred income taxes	37,153	40,682
Deferred gains and other liabilities	2,990	2,891
Total liabilities	469,587	465,961
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,886,011 and 26,120,124 shares issued in 2022 and 2021, respectively	269	262
Additional paid-in capital	463,138	461,931
Accumulated deficit	(37,744)	(22,907)
Shares held in treasury of 242,138 and 127,887, respectively, at cost	(1,792)	(1,120)
Accumulated other comprehensive income, net of tax	8,853	8,055
	432,724	446,221
Noncontrolling interests in subsidiaries	320	320
Total equity	433,044	446,541
Total liabilities and equity	$902,631	$912,502

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Operating Revenues	$45,591	$36,512
Costs and Expenses:
Operating	39,496	26,307
Administrative and general	9,924	8,611
Lease expense	1,060	1,078
Depreciation and amortization	14,371	14,798
	64,851	50,794
Gains (Losses) on Asset Dispositions and Impairments, Net	2,139	(2,273)
Operating Loss	(17,121)	(16,555)
Other Income (Expense):
Interest income	29	986
Interest expense	(6,627)	(8,018)
SEACOR Holdings guarantee fees	—	(7)
Derivative (losses) gains, net	(34)	355
Foreign currency gains (losses), net	821	(466)
	(5,811)	(7,150)
Loss from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(22,932)	(23,705)
Income Tax Benefit	(2,421)	(2,688)
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(20,511)	(21,017)
Equity in Earnings Gains of 50% or Less Owned Companies	5,674	4,103
Loss from Continuing Operations	(14,837)	(16,914)
Income on Discontinued Operations, Net of Tax (see Note 12)	—	22,925
Net (Loss) Income	(14,837)	6,011
Net Income Attributable to Noncontrolling Interests in Subsidiaries	—	—
Net (Loss) Income Attributable to SEACOR Marine Holdings Inc.	$(14,837)	$6,011

Net Loss Per Common Share from Continuing Operations:
Basic	$(0.56)	$(0.67)
Diluted	(0.56)	(0.67)
Net Earnings Per Share from Discontinued Operations:
Basic	$—	$0.91
Diluted	—	0.91
Net (Loss) Earnings per Share:
Basic	$(0.56)	$0.24
Diluted	$(0.56)	$0.24
Weighted Average Common Stock and Warrants Outstanding:
Basic	26,379,293	25,304,661
Diluted	26,379,293	25,304,661

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net (Loss) Income	$(14,837)	$6,011
Other Comprehensive Income:
Foreign currency translation (losses) gains	(714)	4,392
Derivative gains on cash flow hedges	805	127
Reclassification of derivative losses on cash flow hedges to interest expense	370	415
Reclassification of derivative gains (losses) on cash flows hedges to equity in earnings of 50% or less owned companies	337	(278)
	798	4,656
Comprehensive (Loss) Income	(14,039)	10,667
Comprehensive Income Attributable to Noncontrolling Interests in Subsidiaries	—	—
Comprehensive (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(14,039)	$10,667

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Three Months Ended March 31, 2022
December 31, 2021	25,992,237	$262	$461,931	127,887	$(1,120)	$(22,907)	$8,055	$320	$446,541
Issuance of Common Stock	—	—	—	—	—	—	—	—	—
Restricted stock grants	733,895	7	—	—	—	—	—	—	7
Amortization of employee share awards	—	—	1,067	—	—	—	—	—	1,067
Exercise of options	31,992	—	140	—	—	—	—	—	140
Restricted stock vesting	(114,251)	—	—	114,251	(672)	—	—	—	(672)
Net Loss	—	—	—	—	—	(14,837)	—	—	(14,837)
Other comprehensive income	—	—	—	—	—	—	798	—	798
March 31, 2022	26,643,873	$269	$463,138	242,138	$(1,792)	$(37,744)	$8,853	$320	$433,044

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
Three Months Ended March 31, 2021
December 31, 2020	23,430,766	$235	$451,179	73,284	$(848)	$(51,839)	$2,790	$319	$401,836
Restricted stock grants	815,550	8	—	—	—	—	—	—	8
Amortization of employee share awards	—	—	1,111	—	—	—	—	—	1,111
Restricted stock vesting	(51,933)	—	—	51,933	(262)	—	—	—	(262)
Sale of Windcat Workboats	—	—	—	—	—	(4,201)	—	—	(4,201)
Net income	—	—	—	—	—	6,011	—	—	6,011
Other comprehensive income	—	—	—	—	—	—	4,656	—	4,656
March 31, 2021	24,194,383	$243	$452,290	125,217	$(1,110)	$(50,029)	$7,446	$319	$409,159

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Continuing Operating Activities:
Net (Loss) Income	$(14,837)	$6,011
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,371	14,798
Deferred financing costs amortization	291	260
Stock-based compensation expense	395	849
Debt discount amortization	1,691	1,892
Allowance for credit losses	(170)	24
(Gain) Loss from equipment sales, retirements or impairments	(2,139)	2,273
Gain on the Sale of Windcat Workboats	—	(22,756)
Derivative losses (gains)	34	(355)
Interest on Finance Lease	25	2
Cash settlement payments on derivative transactions, net	(373)	(919)
Currency (gains) losses	(821)	466
Deferred income taxes	(3,529)	(4,056)
Equity Earnings	(5,674)	(4,103)
Dividends received from equity investees	725	—
Changes in Operating Assets and Liabilities:
Accounts receivables	3,904	11,345
Other assets	(164)	1,192
Accounts payable and accrued liabilities	6,707	(10,296)
Net cash provided by (used in) operating activities	436	(3,373)
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(20)	(2,724)
Proceeds from disposition of property and equipment	5,310	3,266
Proceeds from sale of Windcat Workboats, net of transaction costs and cash sold (1)	—	38,715
Investments in and advances to 50% or less owned companies	—	(736)
Principal payments on notes due from equity investees	176	919
Net cash provided by investing activities	5,466	39,440
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(7,348)	(8,302)
Payments on finance lease	(9)	—
Proceeds from exercise of stock options	140	—
Issuance of stock	7	8
Net cash used in financing activities	(7,210)	(8,294)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	4,621
Net (Decrease) Increase in Cash, Restricted Cash and Cash Equivalents	(1,309)	32,394
Cash Flows from Discontinued Operations:
Operating Activities	—	(171)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	—	(171)
Net (Decrease) Increase in Cash, Restricted Cash and Cash Equivalents	(1,309)	32,223
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	41,220	39,538
Cash, Restricted Cash and Cash Equivalents, End of Period	$39,911	$71,761
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	3,099	4,398
Income taxes refunded, net	—	12,057
Noncash Investing and Financing Activities:
Decrease in capital expenditures in accounts payable and accrued liabilities	—	1,555
Recognition of a new right-of-use asset - operating leases	163	—
Recognition of a new right-of-use asset - financing leases	7,248	—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

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

On August 5, 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company adopted the new standard on January 1, 2022. The adoption of the standard by the Company did not have a material impact on its consolidated financial position or on its results of operations, cash flows and disclosures.

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

Recently Issued Accounting Standards

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. As of March

31, 2022, the reference rates for the Company’s existing debt and interest rate swaps have not changed as a result of any such amendment. The Company will continue to monitor changes to reference rates in applicable agreements and adopt the standard as needed.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in other current liabilities in the accompanying consolidated balance sheets, for the three months ended March 31, 2022 and three months ended March 31, 2021 were as follows (in thousands):

	2022	2021
Balance at beginning of period	$321	$3,307
Revenues deferred during the period	—	50
Revenues recognized and reclassifications during the period	—	(730)
Balance at end of period	$321	$2,627

As of March 31, 2022, the Company had deferred revenues of $0.3 million primarily comprised of prepaid charter modification and reservations.

Cash and Cash Equivalents. The Company considers all highly liquid investments, with an original maturity of three months or less from the date purchased, to be cash equivalents.

Restricted Cash. Restricted cash primarily relates to banking facility requirements.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of March 31, 2022, the estimated useful life (in years) of the Company’s new Offshore Support Vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. There was no capitalized interest recognized during the three months ended March 31, 2022. During the three months ended March 31, 2021 capitalized interest totaled $0.2 million.

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

For the three months ended March 31, 2022, the Company recorded impairment charges of $0.9 million related to one fast support vessel (“FSV”) classified as held for sale as of March 31, 2022, which was included in the Africa and Europe segment with a carrying value of $2.3 million. There were no impairments of other owned or leased-in vessels. For the three months ended March 31, 2021, the Company did not record an impairment on any owned or leased-in vessels. Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of March 31, 2022, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices, as well as the timing and cost of reactivating cold-stacked vessels. If market conditions continue to decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2022 and 2021, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the three months ended March 31, 2022, the Company’s effective income tax rate of 10.56% was primarily due to foreign taxes not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total Other Comprehensive Income
December 31, 2021	$10,783	$(2,728)	8,055
Other comprehensive (loss) income	(714)	1,512	798
Balance as of March 31, 2022	$10,069	$(1,216)	$8,853

Earnings (Loss) Per Share. Basic earnings/loss per share of Common Stock of the Company is computed based on the weighted average number of shares of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the Convertible Senior Notes (as defined in “Note 4. Long-Term Debt”) unless anti-dilutive.

The Company’s Convertible Senior Notes (“Convertible Senior Notes”) are currently convertible into 2,907,500 shares of Common Stock. For the three months ended March 31, 2022 and 2021, diluted loss per share of Common Stock excluded 2,907,500 issuable upon conversion of the Convertible Senior Notes and exercise of the related Warrants as the effect of their inclusion in the computation would be anti-dilutive. The number of shares of Common Stock issuable upon conversion of the Convertible Senior Notes and exercise of the related Warrants excluded from the calculation of diluted earnings/loss per share was incorrectly reported in certain prior periods as 2,183,708. This number of shares was adjusted in the period ended June 30, 2021 following revisions to the calculation.

In addition, for the three months ended March 31, 2022 and 2021 diluted loss per share of Common Stock excluded 1,469,647 and 1,059,077 shares of restricted stock, respectively, and 1,029,365 and 1,120,541 shares of stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

Subsequent events. The Company has evaluated subsequent events through May 4, 2022, the date the financial statements were issued. Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these financial statements.
2.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2022, capital expenditures were less than $0.1 million. There were no equipment deliveries during the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company sold one liftboat, which was previously removed from service, and office space for net cash proceeds of $5.3 million, after transaction costs, and a gain of $3.1 million. During the three months ended March 31, 2021, the Company sold one PSV and two FSVs for cash proceeds of $1.6 million and losses of $2.4 million. In addition, during the three months ended March 31, 2021, the Company received $1.7 million in deposits for future vessel sales.

As of January 12, 2021, the Company recognized a gain on the sale of Windcat Workboats Holdings Ltd. (“Windcat Workboats”) of approximately $22.8 million, calculated as follows:

(In Thousands):	January 12, 2021
Total Proceeds Received	$43,797
Transactions Fees and other Costs	1,562
Cash Sold	3,520
Total Net Proceeds	38,715
Less: Net Equity in Windcat Workboats, net of cash sold	15,790
Less: January Income on Discontinued Operations	169
Gain on Sale of Windcat Workboats	$22,756

See “Note 12. Discontinued Operations” for additional information on the sale of Windcat Workboats.

3.	INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	Ownership	2022	2021
MexMar	49.0%	$64,510	$59,940
SEACOR Marlin	49.0%	6,276	6,958
Offshore Vessel Holdings	49.0%	2,309	1,847
Other	20.0% - 50.0%	3,765	2,982
		$76,860	$71,727

4.	LONG-TERM DEBT

The Company’s long-term debt obligations as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Recourse long-term debt(1):
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Credit Facility	83,220	86,470
Sea-Cat Crewzer III Term Loan Facility	17,940	19,178
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	18,705	18,705
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing	84,204	86,316
SEACOR Alpine Shipyard Financing	29,486	29,734
SEACOR 88/888 Term Loan	5,500	5,500
Tarahumara Shipyard Financing	6,500	6,500
SEACOR Offshore OSV	17,552	18,052
Total recourse long-term debt	388,107	395,455
Non-recourse long-term debt(2):
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse long-term debt	5,500	5,500
Total principal due for long-term debt	393,607	400,955
Current portion due within one year	(32,708)	(31,602)
Unamortized debt discount	(31,706)	(33,398)
Deferred financing costs	(2,929)	(3,193)
Long-term debt, less current portion	$326,264	$332,762

(1)	Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine or one of its operating subsidiaries as provided in the relevant debt agreements.
(2)

Non-recourse debt represents debt issued by one of the Company’s consolidated subsidiaries with no recourse to SEACOR Marine or its other non-debtor operating subsidiaries with respect to the applicable instrument, other than certain limited support obligations as provided in the respective debt agreements, which in aggregate are not considered to be material to the Company’s business and financial condition.

As of March 31, 2022, the Company was in compliance with all debt covenants and lender requirements.

The Company's primary credit facility requires the Company to maintain a minimum of $35.0 million of cash on hand (including restricted cash) at all times. As of March 31, 2022, the Company's cash balances used to test compliance with this covenant was $39.9 million. While the Company is currently in compliance with the minimum cash covenant, current and anticipated increases in business activity are expected to increase liquidity demands on the Company as the Company incurs upfront expenses preparing and positioning its equipment in response to improving market dynamics. The Company is currently engaged in advanced discussions with the lenders under this credit facility to reduce the minimum cash covenant and provide additional flexibility for the liquidity requirements of the Company.

Letters of Credit. As of March 31, 2022, the Company had outstanding letters of credit of $1.2 million securing lease obligations, labor and performance guaranties.

5.	LEASES

As of March 31, 2022, the Company leased-in two anchor handling towing supply (“AHTS”) vessels, one FSV, and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of March 31, 2022, the remaining lease terms of the vessels had a duration ranging from 12 to 60 months. The lease terms of certain facilities and other equipment range in duration from 8 to 297 months.

As of March 31, 2022, future minimum payments for leases for the remainder of 2022 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$1,760	$342
2023	1,646	726
2024	464	946
2025	515	959
2026	459	953
Years subsequent to 2026	3,614	4,659
	8,458	8,585
Interest component	(1,965)	(1,212)
	6,493	7,373
Current portion of long-term lease liabilities	2,073	190
Long-term lease liabilities	$4,420	$7,183

For the three months ended March 31, 2022 and March 31, 2021 the components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$908	$905
Finance lease cost:
Amortization of finance lease assets (1)	59	8
Interest on finance lease liabilities (2)	25	2
Short-term lease costs	152	173
	$1,144	$1,088

(1)Included in amortization costs in the consolidated statements of income (loss).

(2)Included in interest expense in the consolidated statements of income (loss).

For the three months ended March 31, 2022, supplemental cash flow information related to leases was as follows (in thousands):

2022
Operating cash outflows from operating leases	543
Financing cash outflows from finance leases	9
Right-of-use assets obtained for operating lease liabilities	163
Right-of-use assets obtained for finance lease liabilities	7,248

For the three months ended March 31, 2022, other information related to leases was as follows:

2022
Weighted average remaining lease term, in years - operating leases	10.5
Weighted average remaining lease term, in years - finance leases	5.0
Weighted average discount rate - operating leases	5.3%
Weighted average discount rate - finance leases	4.0%

6.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the three months ended March 31, 2022:

Statutory rate	21.00%
Foreign withholding tax and foreign losses for which there is no benefit in the U.S.	(10.20)%
Other	(0.24)%
Effective income tax rate	10.56%

7.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$653	$—	$1,831
	—	653	—	1,831
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	—	34	—	—
	$—	$34	$—	$—

Economic Hedges. The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. As of March 31, 2022, the Company had no open forward currency exchange contracts.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized gains on derivative instruments designated as cash flow hedges of $1.2 million for the three months ended March 31, 2022 and gains of $0.5 million for the three months ended March 31, 2021, in each case as a component of other comprehensive income (loss). As of March 31, 2022, the interest rate swaps held by the Company and certain of the Company’s 50% or less owned companies were as follows:

•

SEACOR Marine Foreign Holdings Inc., an indirect wholly-owned subsidiary of SEACOR Marine (“SMFH”), has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $6.6 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $36.1 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88 LLC and SEACOR 888 LLC, both indirect wholly-owned subsidiaries of SEACOR Marine (collectively, “SEACOR 88/888”), have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.175% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), in which the Company has a 49% noncontrolling interest, has five interest rate swap agreements with maturities in 2023 that call for MexMar to pay fixed rates of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $55.4 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31, 2022 and March 31, 2021 as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Conversion option liability on Convertible Senior Notes	$(34)	$(35)
Forward currency exchange, option, and future contracts	—	390
	$(34)	$355

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

The Company’s financial assets and liabilities as of March 31, 2022 and December 31, 2021 that are measured at fair value on a recurring basis were as follows (in thousands):

March 31, 2022	Level 1	Level 2	Level 3
LIABILITIES
Derivative instruments	—	653	—
Conversion Option Liability on Convertible Senior Notes	—	—	34
December 31, 2021
LIABILITIES
Derivative instruments	$—	$1,831	$—

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

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

		Estimated Fair Value
March 31, 2022	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$39,911	$39,911	$—	$—
LIABILITIES
Long-term debt, including current portion	358,972	—	363,336	—
December 31, 2021
ASSETS
Cash, cash equivalents and restricted cash	$41,220	$41,220	$—	$—
LIABILITIES
Long-term debt, including current portion	364,364	—	372,992	—

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

Property and equipment. During the three months ended March 31, 2022, the Company recognized impairment charges of $0.9 million related to one FSV classified as held for sale as of March 31, 2022, which was included in the Africa and Europe segment with a carrying value of $2.3 million. During the year ended December 31, 2021, the Company recognized no impairment charges, and none of the Company’s property and equipment had a fair value based on ordinary liquidation value or indicative sales price.

9.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company had unfunded capital commitments of $1.1 million for miscellaneous vessel equipment payable during 2022 and 2023. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$18.9 million based on a historical potential levy of R$12.87 million (USD $4.0 million and USD $2.7 million, respectively, based on the exchange rate as of March 31, 2022).

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

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal politicians. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the incident and the Company is fully cooperating with the investigations in all respects and continues to gather information about the incident. It is expected that the NTSB and U.S. Coast Guard investigations will take a significant period of time to complete, possibly as long as two years or longer. Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the incident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of March 31, 2022, all invoices related to MNOPF and MNRPF have been settled in full.

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

10.	STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the three months ended March 31, 2022 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2021	1,163,090
Granted	733,895
Vested	427,338
Outstanding as of March 31, 2022 (1)	1,469,647

Stock Option Activity:
Outstanding as of December 31, 2021	1,061,357
Exercised	31,992
Outstanding as of March 31, 2022	1,029,365

(1)Excludes 453,094 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

For the three months ended March 31, 2022, the Company acquired for treasury 114,251 shares of Common Stock from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $0.7 million. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan and the Company’s 2020 Equity Incentive Plan.

11.	SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2021 Annual Report. Certain reclassifications of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s presentation of Discontinued Operations (see “Note 12. Discontinued Operations”). The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2022
Operating Revenues:
Time charter	$7,864	$12,280	$13,660	$8,937	42,741
Bareboat charter	—	—	—	618	618
Other marine services	2,052	(616)	49	747	2,232
	9,916	11,664	13,709	10,302	45,591
Direct Costs and Expenses:
Operating:
Personnel	4,923	3,536	6,031	3,945	18,435
Repairs and maintenance	1,101	1,579	1,832	2,279	6,791
Drydocking	2,867	1,144	962	—	4,973
Insurance and loss reserves	229	124	507	326	1,186
Fuel, lubes and supplies	662	1,473	1,010	584	3,729
Other	224	1,828	1,627	703	4,382
	10,006	9,684	11,969	7,837	39,496
Direct Vessel (Loss) Profit	$(90)	$1,980	$1,740	$2,465	6,095
Other Costs and Expenses:
Lease expense	$287	$402	$31	$340	1,060
Administrative and general					9,924
Depreciation and amortization	4,638	3,258	4,345	2,130	14,371
					25,355
Gain on Asset Dispositions, Net					2,139
Operating Loss					$(17,121)
As of March 31, 2022
Property and Equipment:
Historical Cost	280,472	241,607	335,121	149,673	1,006,873
Accumulated Depreciation	(130,455)	(77,502)	(86,682)	(21,805)	(316,444)
	$150,017	$164,105	$248,439	$127,868	$690,429
Total Assets (1)	$173,269	$181,526	$254,749	$208,711	$818,255

(1)	Total assets by region does not include corporate assets of $84.4 million as of March 31, 2022.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2021
Operating Revenues:
Time charter	$1,489	$10,502	$12,575	$9,724	$34,290
Bareboat charter	729	—	—	—	729
Other	546	(269)	360	856	1,493
	2,764	10,233	12,935	10,580	36,512
Direct Costs and Expenses:
Operating:
Personnel	1,744	3,220	5,208	3,246	13,418
Repairs and maintenance	654	1,191	903	1,092	3,840
Drydocking	875	304	1,066	(28)	2,217
Insurance and loss reserves	527	433	702	296	1,958
Fuel, lubes and supplies	199	572	559	872	2,202
Other	77	579	1,144	872	2,672
	4,076	6,299	9,582	6,350	26,307
Direct Vessel (Loss) Profit, from Continuing Operations	$(1,312)	$3,934	$3,353	$4,230	$10,205
Other Costs and Expenses:
Lease expense	$664	$356	$22	$36	$1,078
Administrative and general					8,611
Depreciation and amortization	4,164	3,307	4,710	2,617	14,798
					24,487
Loss on Asset Dispositions and Impairments					(2,273)
Operating Loss, for Continuing Operations					$(16,555)
As of March 31, 2021
Property and Equipment:
Historical Cost	214,575	240,032	374,979	170,844	1,000,430
Accumulated Depreciation	(128,841)	(68,254)	(76,675)	(24,022)	(297,792)
	$85,734	$171,778	$298,304	$146,822	$702,638
Total Assets (1)	$125,479	$189,370	$301,381	$215,408	$831,638

(1)	Total assets by region does not include corporate assets of $142.2 million as of March 31, 2021.
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

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of March 31, 2022, and 2021, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $76.9 million and $79.0 million, respectively. Equity in earnings gains of 50% or less owned companies for the three months ended March 31, 2022 and 2021 were $5.7 million and $4.1 million, respectively.

12.DISCONTINUED OPERATIONS

On January 12, 2021, the Company completed the sale of Windcat Workboats, which was previously classified as assets held for sale. The Company has no continuing involvement in this business, which is considered a strategic shift in the Company’s operations. During the first twelve days of 2021, the Company recognized $0.2 million in net income from operations of Windcat Workboats that was utilized to calculate the gain on the sale of Windcat Workboats. Summarized selected operating results of the Company’s assets held for sale and discontinued operations were as follows (in thousands):

Three Months Ended March 31,
2021
Windcat Workboats
Operating Revenues:
Time charter	$903
Other revenue	70
973
Costs and Expenses:
Operating	578
Direct Vessel Profit	395

General and Administrative Expenses	238
Lease Expense	24
262
Operating Income	133
Other Income (Expense)
Interest income	2
Interest expense	(39)
Foreign currency translation loss	89
52
Operating Income Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	$185
Income Tax Expense	—
Operating Income Before Equity Earnings of 50% or Less Owned Companies	$185
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(16)
Net Income from Discontinued Operations	$169

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2021 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time. All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Overview

The following Management’s Discussion and Analysis (the “MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2021 Annual Report.

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of March 31, 2022, the Company and its joint ventures operated a diverse fleet of 82 support and specialty vessels, of which 60 were owned or leased-in, 20 were joint-ventured, and two were managed on behalf of unaffiliated third-parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operators and installation contractors.

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

Offshore oil and natural gas market conditions are highly volatile. Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices were as high as $76 per barrel in October 2018 but experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices have steadily increased since the lows hit at the beginning of the COVID-19 pandemic and recently hit a multi-year high of $116 per barrel primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions. While the Company has experienced difficult market conditions over the past few years due to low oil and natural gas prices and the focus of oil and natural gas producing companies on cost and capital spending budget reductions, the recent increase in oil and natural gas prices has led to an increase in utilization, day rates and customer inquiries about potential new charters.

The Company’s operations and financial results were adversely affected by the COVID-19 pandemic as a result of decreased demand for the Company’s services and the increase in costs due to operational changes enacted to enhance crew and on-shore employee health and safety. While business has rebounded from the lows caused by the COVID-19 pandemic, the Company continues to closely monitor the dynamics related to the COVID-19 pandemic so that it may adjust its operations if necessary.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of March 31, 2022, five of the Company’s 60 owned and leased-in, in-service vessels were cold-stacked worldwide.

Recent Developments

OSV Partners. SEACOR OSV PARTNERS I LP, a Delaware limited partnership (“OSV Partners I”), was a joint venture that owned and operated five PSVs for which the Company acted as one of the general partners and also held a limited partnership interest in. On December 31, 2021, pursuant an agreement and plan of merger (the “Merger Agreement”) among SEACOR Marine, SEACOR Offshore OSV LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of the Company (“SEACOR Offshore OSV”) and OSV Partners I, OSV Partners I merged with and into SEACOR Offshore OSV with SEACOR Offshore OSV surviving the merger (the “Merger”).

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

In connection with the Merger, the Company and SEACOR Offshore OSV assumed and guaranteed approximately $18.1 million of OSV Partners I’s third-party indebtedness outstanding under the amended and restated senior secured term loan credit facility agreement dated as of September 28, 2018, by and among OSV Partners I and lenders and other parties thereto.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three months (“Current Year Quarter”) ended March 31, 2022 compared with the three months (“Prior Year Quarter”) ended March 31, 2021. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended March 31,
	2022		2021
Time Charter Statistics:
Average Rates Per Day	$11,312		$11,323
Fleet Utilization	70%		55%
Fleet Available Days	5,400		5,505
Operating Revenues:
Time charter	$42,741	94%	$34,290	94%
Bareboat charter	618	1%	729	2%
Other marine services	2,232	5%	1,493	4%
	45,591	100%	36,512	100%
Costs and Expenses:
Operating:
Personnel	18,435	40%	13,418	37%
Repairs and maintenance	6,791	15%	3,840	11%
Drydocking	4,973	11%	2,217	6%
Insurance and loss reserves	1,186	3%	1,958	5%
Fuel, lubes and supplies	3,729	8%	2,202	6%
Other	4,382	10%	2,672	7%
	39,496	87%	26,307	72%
Lease expense - operating	1,060	2%	1,078	3%
Administrative and general	9,924	22%	8,611	24%
Depreciation and amortization	14,371	32%	14,798	41%
	64,851	142%	50,794	139%
Gains (Losses) on Asset Dispositions and Impairments, Net	2,139	5%	(2,273)	(6)%
Operating Loss	(17,121)	(38)%	(16,555)	(45)%
Other Expense, Net	(5,811)	(13)%	(7,150)	(20)%
Loss from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(22,932)	(50)%	(23,705)	(65)%
Income Tax Benefit	(2,421)	(5)%	(2,688)	(7)%
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(20,511)	(45)%	(21,017)	(58)%
Equity in Earnings Gains of 50% or Less Owned Companies	5,674	12%	4,103	11%
Loss from Continuing Operations	(14,837)	(33)%	(16,914)	(46)%
Income from discontinued operations, Net of Tax	—	—%	22,925	63%
Net (Loss) Income	(14,837)	(33)%	6,011	16%
Net Income attributable to Noncontrolling Interests in Subsidiaries	—	—%	—	—%
Net (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(14,837)	(33)%	$6,011	16%

Direct Vessel Profit. Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, “DVP”) is the Company’s measure of segment profitability. DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its regions, without regard to financing decisions (depreciation and interest expense for owned vessels vs. lease expense for leased-in vessels). See “Note 11. Segment Information” to the Unaudited Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” elsewhere in the Quarterly Report on Form 10-Q.

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2022
Time Charter Statistics:
Average Rates Per Day	$15,595	$10,006	$9,882	$13,450	$11,312
Fleet Utilization	38%	82%	77%	85%	70%
Fleet Available Days	1,314	1,499	1,800	787	5,400
Operating Revenues:
Time charter	$7,864	$12,280	$13,660	$8,937	$42,741
Bareboat charter	—	—	—	618	618
Other marine services	2,052	(616)	49	747	2,232
	9,916	11,664	13,709	10,302	45,591
Direct Costs and Expenses:
Operating:
Personnel	4,923	3,536	6,031	3,945	18,435
Repairs and maintenance	1,101	1,579	1,832	2,279	6,791
Drydocking	2,867	1,144	962	—	4,973
Insurance and loss reserves	229	124	507	326	1,186
Fuel, lubes and supplies	662	1,473	1,010	584	3,729
Other	224	1,828	1,627	703	4,382
	10,006	9,684	11,969	7,837	39,496
Direct Vessel (Loss) Profit	$(90)	$1,980	$1,740	$2,465	6,095
Other Costs and Expenses:
Lease expense	$287	$402	$31	$340	1,060
Administrative and general					9,924
Depreciation and amortization	4,638	3,258	4,345	2,130	14,371
					25,355
Gain on Asset Dispositions and Impairments					2,139
Operating Loss					$(17,121)
As of March 31, 2022
Property and Equipment:
Historical cost	$280,472	$241,607	$335,121	$149,673	$1,006,873
Accumulated depreciation	(130,455)	(77,502)	(86,682)	(21,805)	$(316,444)
	$150,017	$164,105	$248,439	$127,868	$690,429
Total Assets (1)	$173,269	$181,526	$254,749	$208,711	$818,255

(1)	Total assets by region does not include corporate assets of $84.4 million as of March 31, 2022.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations(2)	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2021
Time Charter Statistics:
Average Rates Per Day	$15,910	$11,356	$9,308	$14,751	$11,323
Fleet Utilization	6%	68%	73%	85%	55%
Fleet Available Days	1,518	1,356	1,852	779	5,505
Operating Revenues:
Time charter	$1,489	$10,502	$12,575	$9,724	$34,290
Bareboat charter	729	—	—	—	729
Other	546	(269)	360	856	1,493
	2,764	10,233	12,935	10,580	36,512
Direct Costs and Expenses:
Operating:
Personnel	1,744	3,220	5,208	3,246	13,418
Repairs and maintenance	654	1,191	903	1,092	3,840
Drydocking	875	304	1,066	(28)	2,217
Insurance and loss reserves	527	433	702	296	1,958
Fuel, lubes and supplies	199	572	559	872	2,202
Other	77	579	1,144	872	2,672
	4,076	6,299	9,582	6,350	26,307
Direct Vessel (Loss) Profit, from Continuing Operations	$(1,312)	$3,934	$3,353	$4,230	$10,205
Other Costs and Expenses:
Lease expense	$664	$356	$22	$36	$1,078
Administrative and general					8,611
Depreciation and amortization	4,164	3,307	4,710	2,617	14,798
					24,487
Loss on Asset Dispositions and Impairments					(2,273)
Operating Loss, for Continuing Operations					$(16,555)
As of March 31, 2021
Property and Equipment:
Historical cost	$214,575	$240,032	$374,979	$170,844	1,000,430
Accumulated depreciation	(128,841)	(68,254)	(76,675)	(24,022)	(297,792)
	$85,734	$171,778	$298,304	$146,822	$702,638
Total Assets (1)	$125,479	$189,370	$301,381	$215,408	$831,638

(1)	Total assets by region does not include corporate assets of $142.2 million as of March 31, 2021.
(2)

In prior periods Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa and Europe segment. As a result, for purposes of segment reporting European operations are now analyzed with Africa and reported as a consolidated segment.

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2022
Time Charter Statistics:
Average Rates Per Day	$8,908	$8,621	$12,188	$—	$22,416	$—	$11,312
Fleet Utilization	66%	80%	72%	—%	49%	—%	70%
Fleet Available Days	540	2,160	1,800	90	810	—	5,400
Operating Revenues:
Time charter	$3,188	$14,900	$15,823	$—	$8,830	$—	$42,741
Bareboat charter	—	—	618	—	—	—	618
Other marine services	(160)	(254)	44	—	1,463	1,139	2,232
	3,028	14,646	16,485	—	10,293	1,139	45,591
Direct Costs and Expenses:
Operating:
Personnel	1,136	5,070	8,193	1	4,035	—	18,435
Repairs and maintenance	293	1,800	3,701	—	1,012	(15)	6,791
Drydocking	(7)	1,277	1,302	—	2,401	—	4,973
Insurance and loss reserves	(137)	260	428	2	1,215	(582)	1,186
Fuel, lubes and supplies	144	1,544	1,434	2	605	—	3,729
Other	439	1,941	1,348	11	644	(1)	4,382
	1,868	11,892	16,406	16	9,912	(598)	39,496
Other Costs and Expenses:
Lease expense	$449	$—	$291	$—	$—	$320	$1,060
Administrative and general							9,924
Depreciation and amortization	494	4,945	3,786	—	4,964	182	14,371
							25,355
Gain on Asset Dispositions and Impairments							2,139
Operating Loss							$(17,121)
As of March 31, 2022
Property and Equipment:
Historical cost	$50,189	$361,785	$282,305	$3,163	$290,529	$18,902	$1,006,873
Accumulated depreciation	(34,251)	(121,714)	(24,441)	(3,138)	(114,480)	(18,420)	(316,444)
	$15,938	$240,071	$257,864	$25	$176,049	$482	$690,429

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2021
Time Charter Statistics:
Average Rates Per Day	$7,778	$7,888	$12,110	$1,890	$26,792	$—	$11,323
Fleet Utilization	67%	61%	63%	100%	29%	—%	55%
Fleet Available Days	540	2,207	1,319	90	1,350	—	5,505
Operating Revenues:
Time charter	$2,801	$10,657	$10,082	$170	$10,580	$—	$34,290
Bareboat charter	—	729	—	—	—	—	729
Other marine services	(130)	(218)	346	12	797	686	1,493
	2,671	11,168	10,428	182	11,377	686	36,512
Direct Costs and Expenses:
Operating:
Personnel	984	4,041	4,158	89	3,806	340	13,418
Repairs and maintenance	241	1,535	1,135	8	894	27	3,840
Drydocking	54	1,178	110	—	875	—	2,217
Insurance and loss reserves	194	466	474	4	719	101	1,958
Fuel, lubes and supplies	139	726	1,003	8	320	6	2,202
Other	270	1,141	880	26	677	(322)	2,672
	1,882	9,087	7,760	135	7,291	152	26,307
Other Costs and Expenses:
Lease expense	$400	$352	$—	$—	$12	$314	1,078
Administrative and general							8,611
Depreciation and amortization	494	5,096	2,977	—	5,659	572	14,798
							24,487
Loss on Asset Dispositions and Impairments							(2,273)
Operating Loss, for Continuing Operations							$(16,555)
As of March 31, 2021
Property and Equipment:
Historical cost	$50,189	$372,805	$229,124	$3,163	$321,750	$23,399	$1,000,430
Accumulated depreciation	(32,273)	(108,850)	(11,416)	(3,138)	(123,022)	(19,093)	(297,792)
	$17,916	$263,955	$217,708	$25	$198,728	$4,306	$702,638

Fleet Counts. The Company’s fleet count as of March 31, 2022 and December 31, 2021 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
March 31, 2022
AHTS	4	—	2	—	6
FSV	23	5	1	2	31
Supply	20	15	—	—	35
Specialty	1	—	—	—	1
Liftboats	9	—	—	—	9
	57	20	3	2	82
December 31, 2021
AHTS	4	—	2	—	6
FSV	23	5	1	1	30
Supply	20	15	—	—	35
Specialty (1)	1	—	—	—	1
Liftboats (2)	9	—	—	—	9
	57	20	3	1	81

(1)	One owned vessel classified as a Crew Transfer Continuing Operations as of December 31, 2020 was reclassified as a specialty vessel as of January 12, 2021.
(2)	In the second quarter of 2021, the Company removed from service four liftboats. Removed from service vessels are not counted in active fleet count.

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three months ended March 31, 2022 and 2021 the Company’s time charter statistics and direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$—
FSV	10,836		—
Supply	14,789		—
Liftboats	18,100		16,284
Overall	15,595		15,910
Utilization:
AHTS		—%		—%
FSV		36%		1%
Supply		62%		—%
Liftboats		40%		9%
Overall		38%		6%
Available Days:
AHTS	180		180
FSV	270		317
Supply	270		—
Liftboats	594		1,021
Overall	1,314		1,518
Operating revenues:
Time charter	$7,864	79%	$1,489	54%
Bareboat charter	—	—%	729	26%
Other marine services	2,052	21%	546	20%
	9,916	100%	2,764	100%
Direct operating expenses:
Personnel	4,923	50%	1,744	63%
Repairs and maintenance	1,101	11%	654	24%
Drydocking	2,867	29%	875	32%
Insurance and loss reserves	229	2%	527	19%
Fuel, lubes and supplies	662	7%	199	7%
Other	224	2%	77	3%
	10,006	101%	4,076	147%
Direct Vessel Profit (Loss)	$(90)	(1)%	$(1,312)	(47)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $5.6 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.1 million higher due to the repositioning of vessels between geographic regions, $1.9 million higher due to improved utilization of the core fleet and $1.6 million higher due to net fleet additions as a result of the Merger of OSV Partners I. Other marine services were $1.5 million higher primarily due to higher management fees and liftboat catering revenues. As of March 31, 2022, the Company had four of 15 owned and leased-in vessels (two AHTS vessels, one FSV, and one liftboat) cold-stacked in this region compared with 11 of 17 vessels (two AHTS vessels, two FSVs, and seven liftboats) as of March 31, 2021.

Direct Operating Expenses. Direct operating expenses were $5.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.8 million higher for the core fleet primarily due to the timing of certain dry-docking and repair expenditures, $2.0 million higher due to net fleet additions, and $1.1 million higher due to the repositioning of vessels between geographic regions.

Africa and Europe, continuing operations. For the three months ended March 31, 2022 and 2021 the Company’s time charter statistics and direct vessel profit in Africa and Europe was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$9,925		$8,408
FSV	9,862		8,998
Supply	10,483		—
Liftboats	—		35,000
Overall	10,006		11,356
Utilization:
AHTS		100%		100%
FSV		78%		69%
Supply		78%		—%
Liftboats		—%		100%
Overall		82%		68%
Available Days:
AHTS	270		270
FSV	900		816
Supply	329		180
Liftboats	—		90
Overall	1,499		1,356
Operating revenues:
Time charter	$12,280	105%	$10,502	103%
Other marine services	(616)	(5%)	(269)	(3%)
	11,664	100%	10,233	100%
Direct operating expenses:
Personnel	3,536	30%	3,220	31%
Repairs and maintenance	1,579	14%	1,191	12%
Drydocking	1,144	10%	304	3%
Insurance and loss reserves	124	1%	433	4%
Fuel, lubes and supplies	1,473	13%	572	6%
Other	1,828	15%	579	6%
	9,684	83%	6,299	62%
Direct Vessel Profit	$1,980	17%	$3,934	38%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Charter revenues were $1.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.4 million higher due to the reactivation of vessels from cold-stacked status and $0.7 million higher for the core fleet. Charter revenues were $1.3 million lower due to the repositioning of vessels between geographic regions. Other marine services were $0.3 million lower primarily due to higher commission charges. As of March 31, 2022, the Company had no owned and leased-in vessels cold stacked in this region, compared with three of 15 owned and leased-in vessels (two FSVs and one PSV) cold-stacked in this region as of March 31, 2021.

Direct Operating Expenses.  Direct operating expenses were $3.4 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the reactivation of vessels from cold-stacked status, the repositioning of vessels between geographic regions and higher operating costs in West Africa.

Middle East and Asia. For the three months ended March 31, 2022 and 2021 the Company’s time charter statistics and direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,785		$5,889
FSV	7,382		6,973
Supply	8,239		8,078
Liftboats	29,000		25,213
Specialty	—		1,890
Overall	9,882		9,308
Utilization:
AHTS		98%		100%
FSV		94%		68%
Supply		60%		65%
Liftboats		84%		100%
Specialty		—%		100%
Overall		77%		73%
Available Days:
AHTS	90		90
FSV	810		894
Supply	630		599
Liftboats	180		180
Specialty	90		90
Overall	1,800		1,852
Operating revenues:
Time charter	$13,660	100%	$12,575	97%
Other marine services	49	0%	360	3%
	13,709	100%	12,935	100%
Direct operating expenses:
Personnel	6,031	44%	5,208	40%
Repairs and maintenance	1,832	13%	903	7%
Drydocking	962	7%	1,066	8%
Insurance and loss reserves	507	4%	702	5%
Fuel, lubes and supplies	1,010	7%	559	4%
Other	1,627	12%	1,144	9%
	11,969	87%	9,582	74%
Direct Vessel Profit	$1,740	13%	$3,353	26%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $0.7 million higher due to the repositioning of vessels between geographic regions and $0.4 million higher due to net fleet additions as a result of the Merger of OSV Partners I. Other marine services were $0.3 million lower primarily due to lower management fee revenues. As of March 31, 2022, the Company had one of 20 owned and leased-in vessels (one specialty) cold-stacked in this region compared with two of 20 owned and leased-in vessels (one FSV and one supply) as of March 31, 2021.

Direct Operating Expenses. Direct operating expenses were $2.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.5 million higher due to net fleet additions and $0.9 million higher due to the repositioning of vessels between geographic regions.

Latin America (Brazil, Mexico, Central and South America). For the three months ended March 31, 2022 and 2021 the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2022		2021
Time Charter Statistics:
Rates Per Day Worked:
FSV	$7,786		$7,576
Supply	15,225		15,600
Liftboats	35,150		41,957
Overall	13,450		14,751
Utilization:
FSV		93%		100%
Supply		87%		83%
Liftboats		8%		57%
Overall		85%		85%
Available Days:
FSV	180		180
Supply	571		540
Liftboats	36		59
Overall	787		779
Operating revenues:
Time charter	$8,937	87%	$9,724	92%
Bareboat charter	618	6%	—	0%
Other marine services	747	7%	856	8%
	10,302	100%	10,580	100%
Direct operating expenses:
Personnel	3,945	38%	3,246	31%
Repairs and maintenance	2,279	22%	1,092	10%
Drydocking	—	0%	(28)	(0%)
Insurance and loss reserves	326	3%	296	3%
Fuel, lubes and supplies	584	6%	872	8%
Other	703	7%	872	8%
	7,837	76%	6,350	60%
Direct Vessel Profit	$2,465	24%	$4,230	40%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.2 million lower in the Current Year Quarter compared with the Prior Year Quarter, primarily due to the repositioning of vessels between geographic regions. As of March 31, 2022, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $1.5 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the timing of certain repair and drydocking expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter was essentially flat compared with the Prior Year Quarter.

Administrative and general. Administrative and general expenses for the Current Year Quarter were $1.3 million higher compared to the Prior Year Quarter due to increases in salaries and benefits expenses in the Current Year Quarter.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter was $0.4 million lower compared to the Prior Year Quarter, primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one lifeboat, which was previously removed from service, and office space for net cash proceeds of $5.3 million, after transaction costs, and a gain of $3.1 million. In addition, the Company recognized impairment charges of $0.9 million related to one FSV classified as held for sale as of March 31, 2022, which was included in the Africa and Europe segment with a carrying value of $2.3 million. During the Prior Year Quarter, the Company sold one PSV and two FSVs for cash proceeds of $1.6 million, resulting in losses of $2.4 million.

Other Income (Expense), Net

For the periods ended March 31, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Other Income (Expense):
Interest income	$29	$986
Interest expense	(6,627)	(8,018)
SEACOR Holdings guarantee fees	—	(7)
Derivative (losses) gains, net	(34)	355
Foreign currency gains (losses), net	821	(466)
	$(5,811)	$(7,150)

Interest income. Interest income for the Current Year Quarter compared with the Prior Year Quarter decreased primarily due to interest received from the IRS due to delays in the payment of the CARES Act refunds in the Prior Year Quarter.

Interest expense. Interest expense in the Current Year Quarter compared with the Prior Year Quarter was lower primarily due to the repayment of the FGUSA Credit Facility and lower interest rates on floating rate debt. This decrease was offset by increases in interest associated with the Tarahumara Shipyard Financing following delivery of one PSV in 2021 and the debt assumed as a result of the Merger of OSV Partners I.

Derivative (losses) gains, net. Net derivative (losses) gains during the Current Year Quarter compared to the Prior Year Quarter decreased due to the Company not having any open forward currency exchange contracts since March 31, 2021.

Foreign currency gains (losses), net. Foreign currency gains for the Current Year Quarter compared to foreign currency losses for the Prior Year Quarter was primarily due to various changes in foreign currencies.

Income Tax Benefit

During the three months ended March 31, 2022, the Company’s effective income tax rate of 10.56% was primarily due to foreign taxes not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $1.6 million higher due to the following changes in equity earnings gains (losses) (in thousands):

	Three Months Ended March 31,
	2022	2021
MexMar	4,233	$4,019
SEACOR Arabia	511	270
OSV Partners	—	(601)
Offshore Vessel Holdings	615	251
Other	315	164
	$5,674	$4,103

OSV Partners. On December 31, 2021, SEACOR Marine, SEACOR Offshore OSV and OSV Partners I entered into the Merger Agreement pursuant to which OSV Partners I merged with and into SEACOR Offshore OSV, with SEACOR Offshore OSV surviving the merger. As a result of the Merger, the five 201’, 1,900 tons deadweight capacity, PSVs owned by OSV Partners I are now 100% owned by the Company and no longer included as equity in earnings.

MEXMAR Offshore. On December 9, 2021, the Company transferred its 49% interest in MEXMAR Offshore International LLC (“MEXMAR Offshore”) to a subsidiary of CME for nominal consideration and a transaction fee of $0.2 million. As of December 31, 2021, the Company does not have any ownership interest in MEXMAR Offshore.

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

As of March 31, 2022, the Company had unfunded capital commitments of $1.1 million for miscellaneous vessel equipment payable during 2022 and 2023. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

As of March 31, 2022, the Company had outstanding debt of $359.0 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of March 31, 2022, are as follows (in thousands):

Actual
Remainder 2022	$24,254
2023	252,247
2024	44,334
2025	12,629
2026	11,365
Years subsequent to 2026	48,778
$393,607

Summary of Cash Flows

The following is a summary of the Company’s cash flows (in thousands) for the three months ended for the following years:

	Three Months Ended March 31,
	2022	2021
Cash flows provided by or (used in):
Operating Activities	$436	$(3,373)
Investing Activities	5,466	39,440
Financing Activities	(7,210)	(8,294)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(1)	4,621
Net Increase in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	—	(171)
Net Increase (Decrease) in Cash, Restricted Cash and Cash Equivalents	$(1,309)	$32,223

As of March 31, 2022, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $39.9 million compared to $71.8 million, of which $4.2 million was construction reserve funds held as cash. Additionally, the Company had $1.2 million available borrowing capacity under subsidiary credit facilities as of March 31, 2022.

Operating Activities

Cash flows provided by continuing operating activities increased by $3.8 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by and/or used in continuing operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2022	2021
DVP:
United States, primarily Gulf of Mexico	$(90)	$(1,312)
Africa and Europe, Continuing Operations	1,980	3,934
Middle East and Asia	1,740	3,353
Latin America	2,465	4,230
Operating, leased-in equipment	(543)	(2,270)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(9,027)	(7,476)
SEACOR Holdings management and guarantee fees	—	(7)
Other, net (excluding non-cash losses)	—	169
Dividends received from 50% or less owned companies	725	—
	(2,750)	621
Changes in operating assets and liabilities before interest and income taxes	7,301	(11,458)
Restricted stock vested	(672)	(262)
Cash settlements on derivative transactions, net	(373)	(919)
Interest paid, excluding capitalized interest (1)	(3,099)	(4,398)
Interest received	29	986
Income taxes refunded, net	—	12,057
Total cash flows provided by (used in) operating activities	$436	$(3,373)

(1)

During the Current Year Quarter, the Company paid no capitalized interest. During the Prior Year Quarter, capitalized interest paid and included in purchases of property and equipment for continuing operations was $0.2 million.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Quarter, net cash provided by investing activities was $5.5 million, primarily as a result of the following:

•	capital expenditures were less than $0.1 million;

•	the Company sold one liftboat, which was previously removed from service, and office space for net cash proceeds of $5.3 million, after transaction costs, and a gain of $3.1 million; and
•	the Company received $0.2 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes.

During the Prior Year Quarter, net cash provided by investing activities was $39.4 million, primarily as a result of the following:

•	capital expenditures were $2.7 million;
•	the Company sold two FSVs, one PSV and other equipment for net proceeds of $1.6 million and received $1.7 million in deposits for the future sale of vessels;
•

the Company completed the sale of Windcat Workboats for net proceeds of $38.7 million ($42.2 million cash, less $3.5 million cash held at Windcat Workboats that was included in the assets purchased by the Windcat Buyer);

•	the Company made investments in, and advances to, its 50% or less owned companies of $0.7 million; and
•	the Company received $0.9 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes.

Financing Activities

During the Current Year Quarter, net cash used in financing activities was $7.2 million, primarily as a result of the following:

•	the Company made scheduled payments on long-term debt and other obligations of $7.3 million; and
•	the Company received $0.1 million proceeds from the exercise of stock options.

During the Prior Year Quarter, net cash used in financing activities was $8.3 million.

•	The Company made scheduled payments on long-term debt and obligations of $8.3 million.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, construction reserve funds, cash generated from operating activities, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital needs, debt service requirements and covenant compliance over the short to medium term. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity to ensure it is sufficient to meet its needs as well as to ensure compliance with covenants in its credit facilities.

While the COVID-19 pandemic initially reduced the demand for the Company’s products and services, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or on the Company’s ability to meet its financial maintenance covenants in its various credit facilities. However, if the COVID-19 pandemic does not fully abate, new vaccine resistant strains appear, or certain countries implement new shutdowns, the effects of the pandemic on the Company's business may become more severe, for example by further reducing demand for the Company’s products and services or causing customers not to make their payments on time, and this may have a material impact on the Company.

The Company's primary credit facility requires the Company to maintain a minimum of $35.0 million of cash on hand (including restricted cash) at all times. As of March 31, 2022, the Company's cash balances used to test compliance with this covenant was $39.9 million. While the Company is currently in compliance with the minimum cash covenant, current and anticipated increases in business activity are expected to increase liquidity demands on the Company as the Company incurs upfront expenses preparing and positioning its equipment in response to improving market dynamics. The Company is currently engaged in advanced discussions with the lenders under this credit facility to reduce the minimum cash covenant and provide additional flexibility for the liquidity requirements of the Company. In the event that these negotiations are unsuccessful, the Company may be required to seek liquidity from other sources such as asset sales and capital market activity to ensure compliance with this covenant. Further, if significant events such as the COVID-19 pandemic or the Russia/Ukraine conflict result in a decrease in demand for the Company’s services, it may require us to negotiate with our lenders on this covenant.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 4. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 8. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2021 Annual Report.

Future Cash Requirements

For a discussion of the Company’s future cash requirements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2021 Annual Report. There has been no material change in the Company’s future cash requirements.

Contingencies

For a discussion of the Company’s contingencies, see “Note 9. Commitments and Contingencies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2021 Annual Report. There has been no material change in the Company’s exposure to market risk during the three months ended March 31, 2022.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

For a description of developments with respect to pending legal proceedings described in the Company’s 2021 Annual Report, see “Note 9. Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Company’s 2021 Annual Report. There have been no material changes in the Company’s risk factors during the Current Three Months.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
January 1, 2022 to January 31, 2022	—	—	—	—
February 1, 2022 to February 28, 2022	—	—	—	—
March 1, 2022 to March 31, 2022	114,251	5.88	—	—

For the three months ended March 31, 2022, the Company acquired for treasury 114,251 shares of Common Stock for an aggregate purchase price of $671,796 from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan or 2020 Equity Incentive Plan, as applicable.

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

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

SEACOR Marine Holdings Inc. (Registrant)

Date:	May 4, 2022	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2022	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 4, 2022	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)