Form 10-Q
period 2022-06-30
SEACOR Marine Holdings Inc.
filed 2022-08-03
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022               or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of July 29, 2022 was 26,705,661. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$22,608	$37,619
Restricted cash	3,296	3,601
Receivables:
Trade, net of allowance for credit loss accounts of $1,842 and $1,312 in 2022 and 2021, respectively	55,276	55,544
Other	7,437	6,118
Tax receivable	79	1,238
Inventories	1,723	928
Prepaid expenses and other	5,391	3,730
Total current assets	95,810	108,778
Property and Equipment:
Historical cost	1,000,147	1,025,284
Accumulated depreciation	(325,091)	(317,297)
	675,056	707,987
Construction in progress	15,576	15,531
Net property and equipment	690,632	723,518
Right-of-use asset - operating leases	5,686	6,608
Right-of-use asset - finance leases	7,131	100
Investments, at equity, and advances to 50% or less owned companies	75,923	71,727
Other assets	1,932	1,771
Total assets	$877,114	$912,502
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$2,010	$1,986
Current portion of financing lease liabilities	282	33
Current portion of long-term debt:
Recourse	33,398	31,602
Accounts payable and accrued expenses	39,262	28,419
Due to SEACOR Holdings	264	274
Accrued wages and benefits	3,259	3,711
Accrued interest	1,466	2,273
Deferred revenue and unearned revenue	1,369	1,606
Accrued capital, repair, and maintenance expenditures	8,208	2,438
Accrued insurance deductibles and premiums	2,325	2,720
Accrued professional fees	1,372	1,214
Derivatives	24	1,831
Other current liabilities	4,148	6,558
Total current liabilities	97,387	84,665
Long-term operating lease liabilities	4,026	4,885
Long-term financing lease liabilities	7,050	76
Long-term Debt:
Recourse	313,224	327,300
Non-recourse	5,475	5,462
Conversion option liability on convertible senior notes	1	—
Deferred income taxes	33,743	40,682
Deferred gains and other liabilities	2,701	2,891
Total liabilities	463,607	465,961
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,954,299 and 26,120,124 shares issued in 2022 and 2021, respectively	272	262
Additional paid-in capital	464,222	461,931
Accumulated deficit	(55,418)	(22,907)
Shares held in treasury of 248,638 and 127,887, respectively, at cost	(1,852)	(1,120)
Accumulated other comprehensive income, net of tax	5,960	8,055
	413,184	446,221
Noncontrolling interests in subsidiaries	323	320
Total equity	413,507	446,541
Total liabilities and equity	$877,114	$912,502

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues	$54,017	$42,799	$99,608	$79,311
Costs and Expenses:
Operating	44,145	32,615	83,641	58,922
Administrative and general	10,210	9,152	20,134	17,763
Lease expense	1,008	1,234	2,068	2,312
Depreciation and amortization	14,208	14,093	28,579	28,891
	69,571	57,094	134,422	107,888
Gains on Asset Dispositions and Impairments, Net	25	22,653	2,164	20,380
Operating (Loss) Income	(15,529)	8,358	(32,650)	(8,197)
Other Income (Expense):
Interest income	190	135	219	1,121
Interest expense	(6,989)	(7,310)	(13,616)	(15,328)
SEACOR Holdings guarantee fees	—	—	—	(7)
Gain on debt extinguishment	—	61,994	—	61,994
Derivative gains (losses), net	33	30	(1)	385
Foreign currency gains (losses), net	1,170	(657)	1,991	(1,123)
Other, net	(41)	(1)	(41)	(1)
	(5,637)	54,191	(11,448)	47,041
(Loss) Income from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	(21,166)	62,549	(44,098)	38,844
Income Tax (Benefit) Expense	(1,634)	15,915	(4,055)	13,227
(Loss) Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(19,532)	46,634	(40,043)	25,617
Equity in Earnings Gains of 50% or Less Owned Companies	415	2,167	6,089	6,270
(Loss) Income from Continuing Operations	(19,117)	48,801	(33,954)	31,887
Income on Discontinued Operations, Net of Tax (see Note 12)	—	—	—	22,925
Net (Loss) Income	(19,117)	48,801	(33,954)	54,812
Net Income Attributable to Noncontrolling Interests in Subsidiaries	3	1	3	1
Net (Loss) Income Attributable to SEACOR Marine Holdings Inc.	$(19,120)	$48,800	$(33,957)	$54,811

Net (Loss) Income Per Common Share from Continuing Operations:
Basic	$(0.72)	$1.92	$(1.28)	$1.26
Diluted	(0.72)	1.79	(1.28)	1.26
Net Earnings Per Share from Discontinued Operations:
Basic	$—	$—	$—	$0.90
Diluted	—	—	—	0.90
Net (Loss) Earnings per Share:
Basic	$(0.72)	$1.92	$(1.28)	$2.16
Diluted	$(0.72)	$1.79	$(1.28)	$2.16
Weighted Average Common Stock and Warrants Outstanding:
Basic	26,664,745	25,435,362	26,522,808	25,370,372
Diluted	26,664,745	28,345,155	26,522,808	25,371,185

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (Loss) Income	$(19,117)	$48,801	$(33,954)	$54,812
Other Comprehensive Income:
Foreign currency translation (losses) gains	(3,849)	(70)	(4,563)	4,322
Derivative gains (losses) on cash flow hedges	351	(95)	1,156	32
Reclassification of derivative losses on cash flow hedges to interest expense	267	415	637	830
Reclassification of derivative gains (losses) on cash flow hedges to equity in earnings of 50% or less owned companies	338	(589)	675	(867)
	(2,893)	(339)	(2,095)	4,317
Comprehensive (Loss) Income	(22,010)	48,462	(36,049)	59,129
Comprehensive Income Attributable to Noncontrolling Interests in Subsidiaries	3	1	3	1
Comprehensive (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(22,013)	$48,461	$(36,052)	$59,128

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2022
December 31, 2021	25,992,237	$262	$461,931	127,887	$(1,120)	$(22,907)	$8,055	$320	$446,541
Restricted stock grants	738,896	9	—	—	—	—	—	—	9
Amortization of share awards	—	—	2,140	—	—	—	—	—	2,140
Exercise of options	34,492	—	151	—	—	—	—	—	151
Restricted stock vesting	(114,251)	—	—	114,251	(672)	—	—	—	(672)
Director share awards	60,787	1	—	—	—	—	—	—	1
Director restricted stock vesting	(6,500)	—	—	6,500	(60)	—	—	—	(60)
Net loss	—	—	—	—	—	(33,957)	—	3	(33,954)
Other comprehensive loss	—	—	—	—	—	1,446	(2,095)	—	(649)
June 30, 2022	26,705,661	$272	$464,222	248,638	$(1,852)	$(55,418)	$5,960	$323	$413,507

For the Three Months Ended June 30, 2022
March 31, 2022	26,643,873	$269	$463,138	242,138	$(1,792)	$(37,744)	$8,853	$320	$433,044
Restricted stock grants	5,001	2	—	—	—	—	—	—	2
Amortization of share awards	—	—	1,073	—	—	—	—	—	1,073
Exercise of options	2,500	—	11	—	—	—	—	—	11
Director share awards	60,787	1	—	—	—	—	—	—	1
Director restricted stock vesting	(6,500)	—	—	6,500	(60)	—	—	—	(60)
Net loss	—	—	—	—	—	(19,120)	—	3	(19,117)
Other comprehensive loss	—	—	—	—	—	1,446	(2,893)	—	(1,447)
June 30, 2022	26,705,661	$272	$464,222	248,638	$(1,852)	$(55,418)	$5,960	$323	$413,507

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2021
December 31, 2020	23,430,766	235	451,179	73,284	(848)	(51,839)	2,790	319	401,836
Restricted stock grants	815,550	8							8
Amortization of share awards	—	—	2,465	—	—	—	—	—	2,465
Restricted stock vesting	(54,454)	—	—	54,454	(272)	—	—	—	(272)
Director share awards	189,030	2	435	—	—	—	—	—	437
Sale of Windcat Workboats	—	—	—	—	—	(4,202)	—	—	(4,202)
Net income	—	—	—	—	—	54,811	—	1	54,812
Other comprehensive income	—	—	—	—	—	—	4,317	—	4,317
June 30, 2021	24,380,892	$245	$454,079	127,738	$(1,120)	$(1,230)	$7,107	$320	$459,401

For the Three Months Ended June 30, 2021
March 31, 2021	24,194,383	$243	$452,290	125,217	$(1,110)	$(50,029)	$7,446	$319	$409,159
Amortization of share awards	—	—	1,354	—	—	—	—	—	1,354
Restricted stock vesting	(2,521)	—	—	2,521	(10)	—	—	—	(10)
Director share awards	189,030	2	435	—	—	—	—	—	437
Sale of Windcat Workboats	—	—	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	—	48,800	—	1	48,801
Other comprehensive loss	—	—	—	—	—	—	(339)	—	(339)
June 30, 2021	24,380,892	$245	$454,079	127,738	$(1,120)	$(1,230)	$7,107	$320	$459,401

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Continuing Operating Activities:
Net (Loss) Income	$(33,954)	$54,812
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28,579	28,891
Deferred financing costs amortization	655	514
Stock-based compensation expense	1,408	2,628
Debt discount amortization	3,427	3,679
Allowance for credit losses	530	156
Gain from equipment sales, retirements or impairments	(2,164)	(20,380)
Gain on the sale of Windcat Workboats	—	(22,756)
Gain on debt extinguishment	—	(62,749)
Derivative losses (gains)	1	(385)
Interest on finance leases	98	2
Cash settlement payments on derivative transactions, net	(651)	(1,333)
Currency (gains) losses	(1,991)	1,123
Deferred income taxes	(6,939)	10,347
Equity earnings	(6,089)	(6,270)
Dividends received from equity investees	1,887	—
Changes in Operating Assets and Liabilities:
Accounts receivables	(571)	27,392
Other assets	(1,703)	(104)
Accounts payable and accrued liabilities	11,632	(6,028)
Net cash (used in) provided by operating activities	(5,845)	9,539
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(37)	(3,650)
Proceeds from disposition of property and equipment	6,681	30,137
Proceeds from sale of Windcat Workboats, net of transaction costs and cash sold (1)	—	38,715
Investments in and advances to 50% or less owned companies	—	(736)
Principal payments on notes due from equity investees	351	3,796
Net cash provided by investing activities	6,995	68,262
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(16,500)	(65,089)
Payments on debt extinguishment cost	—	(755)
Payments on finance leases	(123)	(12)
Proceeds from exercise of stock options	151	—
Issuance of stock	10	10
Net cash used in financing activities	(16,462)	(65,846)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(4)	(21)
Net (Decrease) Increase in Cash, Restricted Cash and Cash Equivalents	(15,316)	11,934
Cash Flows from Discontinued Operations:
Operating Activities	—	(171)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	—	(171)
Net (Decrease) Increase in Cash, Restricted Cash and Cash Equivalents	(15,316)	11,763
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	41,220	39,538
Cash, Restricted Cash and Cash Equivalents, End of Period	$25,904	$51,301
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	10,341	11,745
Income taxes refunded, net	887	31,400
Noncash Investing and Financing Activities:
Decrease in debt related to debt settlement	—	62,749
Decrease in capital expenditures in accounts payable and accrued liabilities	—	3,947
Recognition of a new right-of-use asset - operating leases	163	955
Recognition of a new right-of-use asset - financing leases	7,248	—

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

Recently Issued Accounting Standards

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. As of June 30, 2022, the reference rates for the Company’s existing debt and interest rate swaps have not changed as a result of any such amendment. The Company will continue to monitor changes to reference rates in applicable agreements and adopt the standard as needed.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in deferred revenue and unearned revenue in the accompanying consolidated balance sheets, for the six months ended June 30, 2022 and six months ended June 30, 2021 were as follows (in thousands):

	2022	2021
Balance at beginning of period	$321	$3,307
Revenues deferred during the period	—	50
Revenues recognized and reclassifications during the period	(321)	(1,374)
Balance at end of period	$—	$1,983

As of June 30, 2022, the Company had no deferred revenues. As of June 30, 2022 and December 31, 2021, the Company had unearned revenue $1.4 million and $1.3 million, respectively, primarily related to mobilizations of vessels. The Company recorded $1.1 million of unearned revenue related to new contract agreements and recognized previously recorded unearned revenue of $1.0 million during the six months ended June 30, 2022.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of June 30, 2022, the estimated useful life (in years) of the Company’s new Offshore Support Vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets estimated useful lives. There was no capitalized interest recognized during the six months ended June 30, 2022. During the six months ended June 30, 2021 capitalized interest totaled $0.3 million.

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

For the six months ended June 30, 2022, the Company recorded impairment charges of $0.9 million for one fast support vessel (“FSV”) classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. There were no impairments of other owned or leased-in vessels. For the six months ended June 30, 2021, the Company did not record an impairment on any owned or leased-in vessels. Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of June 30, 2022, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices, as well as the timing and cost of reactivating cold-stacked vessels. If market conditions continue to decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2022 and 2021, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the six months ended June 30, 2022, the Company’s effective income tax rate of 9.20% was primarily due to foreign taxes not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive loss were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total Other Comprehensive Income
December 31, 2021	$10,783	$(2,728)	$8,055
Other comprehensive (loss) income	(4,563)	2,468	(2,095)
Balance as of June 30, 2022	$6,220	$(260)	$5,960

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

The Company’s Convertible Senior Notes (“Convertible Senior Notes”) are currently convertible into 2,907,500 shares of Common Stock. For the three and six months ended June 30, 2022, diluted loss per share of Common Stock excluded 2,907,500 issuable upon conversion of the Convertible Senior Notes and exercise of the related Warrants as the effect of their inclusion in the computation would be anti-dilutive.

For the three months ended June 30, 2021, diluted earnings per share of Common Stock included 2,907,500 of the Convertible Senior Note Shares as the effect of their inclusion in the computation would be dilutive. For the six months ended June 30, 2021, diluted earnings per share of Common Stock excluded 2,907,500 of the Convertible Senior Note Shares as the effect of their inclusion in the computation would be antidilutive. The number of shares of Common Stock issuable upon conversion of the Convertible Senior Notes and exercise of the related Warrants excluded from the calculation of diluted earnings/loss per share was incorrectly reported in certain prior periods as 2,183,708. This number of shares was adjusted in the period ended June 30, 2021 following revisions to the calculation.

In addition, for the three and six months ended June 30, 2022 diluted loss per share of Common Stock excluded 1,648,707 shares of restricted stock and 1,026,865 shares of Common Stock issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

For the three and six months ended June 30, 2021, diluted earnings per share of Common Stock included 2,294 and 813 shares of restricted stock, respectively, as their inclusion in the computation would be dilutive. For the three and six months ended June 30, 2021 diluted earnings per share of Common Stock excluded 1,134,947 and 1,136,428 shares of restricted stock, respectively, and 1,123,041 share of stock issuable upon exercise of outstanding stock options as their inclusion in the computation would be anti-dilutive.

Subsequent events. The Company has evaluated subsequent events through August 3, 2022, the date the financial statements were issued. Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these financial statements.
2.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2022, capital expenditures were less than $0.1 million. There were no equipment deliveries during the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company sold one FSV, one liftboat, which was previously removed from service, office space and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million, which included impairment charges of $0.9 million for the FSV classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. During the six months ended June 30, 2021, the Company sold one PSV and three FSVs and reduced $22.5 million of debt with hull and machinery insurance proceeds for the liftboat SEACOR Power of $25.0 million, for a total of $30.1 million and gains of $20.9 million.

As of January 12, 2021, the Company recognized a gain on the sale of Windcat Workboats Holdings Ltd. (“Windcat Workboats”) of approximately $22.8 million, calculated as follows:

(In Thousands):	January 12, 2021
Total Proceeds Received	$43,797
Transactions Fees and other Costs	1,562
Cash Sold	3,520
Total Net Proceeds	38,715
Less: Net Equity in Windcat Workboats, net of cash sold	15,790
Less: January Income on Discontinued Operations	169
Gain on Sale of Windcat Workboats	$22,756

See “Note 12. Discontinued Operations” for additional information on the sale of Windcat Workboats.

3.	INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	Ownership	2022	2021
MexMar	49.0%	$64,399	$59,940
SEACOR Marlin	49.0%	6,078	6,958
Offshore Vessel Holdings	49.0%	3,186	1,847
Other	20.0% - 50.0%	2,260	2,982
		$75,923	$71,727

4.	LONG-TERM DEBT

The Company’s long-term debt obligations as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Recourse long-term debt(1):
Convertible Senior Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Credit Facility	79,970	86,470
Sea-Cat Crewzer III Term Loan Facility	17,940	19,178
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	16,205	18,705
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing	81,982	86,316
SEACOR Alpine Shipyard Financing	28,922	29,734
SEACOR 88/888 Term Loan	5,500	5,500
Tarahumara Shipyard Financing	6,500	6,500
SEACOR Offshore OSV	17,323	18,052
Total recourse long-term debt	379,342	395,455
Non-recourse long-term debt(2):
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse long-term debt	5,500	5,500
Total principal due for long-term debt	384,842	400,955
Current portion due within one year	(33,398)	(31,602)
Unamortized debt discount	(29,971)	(33,398)
Deferred financing costs	(2,774)	(3,193)
Long-term debt, less current portion	$318,699	$332,762

(1)	Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine or one of its operating subsidiaries as provided in the relevant debt agreements.
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

As of June 30, 2022, the Company was in compliance with all debt covenants and lender requirements.

SEACOR Marine Foreign Holdings Credit Facility. On June 15, 2022, SEACOR Marine, SEACOR Marine Foreign Holdings Inc., a wholly owned subsidiary of SEACOR Marine (“SMFH”), and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 4 (“SMFH Amendment No. 4”) to that certain $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA, New York Branch, dated as of September 26, 2018 and as amended on August 6, 2019, November 26, 2019, December 13, 2019 and June 29, 2020 (the “SMFH Credit Facility”), and in connection therewith SEACOR Marine entered into the Amended and Restated Guaranty, dated as of June 15, 2022, by SEACOR Marine in favor of DNB Bank ASA, New York Branch, as security trustee (the “A&R SMFH Guaranty”).

SMFH Amendment No. 4 and the A&R SMFH Guaranty provide for, among other things, (i) an increase in the Margin (as defined in the SMFH Credit Facility) from 3.75% per annum to 4.75% per annum through December 31, 2022 at which point the Margin will revert to 3.75% and (ii) the modification of certain financial maintenance and restrictive covenants contained in the A&R SMFH Guaranty, including the amendment of the definition of Cash and Cash Equivalents (as defined in the A&R SMFH Guaranty) to include 35% of the accounts receivable as reported in SEACOR Marine’s financial statements for the second, third and fourth quarter of fiscal year 2022 and to amend the interest coverage ratio through December 31, 2022.

The A&R SMFH Guaranty requires the Company to maintain a minimum balance of Cash and Cash Equivalents equal to the greater of (i) $35.0 million and (ii) 7.5% of Total Debt (as defined in the A&R SMFH Guaranty). As of June 30, 2022, the Company's Cash and Cash Equivalents balance used to test compliance with this covenant was $45.3 million or 15.0% of Total Debt.

SEACOR 88/888 Term Loan Facility. On August 2, 2022, SEACOR Marine, SEACOR Offshore Eight LLC, a wholly-owned subsidiary of SEACOR Marine, and certain vessel owning wholly-owned subsidiaries of SEACOR Marine, entered into the 2022 Amendment to Loan Agreement and Guaranty (the “2022 88/888 Amendment”) to that certain senior secured loan agreement, dated as of July 5, 2018, with DNB Bank ASA,

New York Branch and DNB Capital LLC (as amended, the “SEACOR 88/888 Term Loan”). The SEACOR 88/888 Term Loan is secured by two vessels and SEACOR Marine has provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder. The 2022 88/888 Amendment provides for, among other things, (i) the extension of the maturity date of the SEACOR 88/888 Term Loan from June 29, 2023 to July 1, 2024, and (ii) the amendment of the applicable interest rate margin over SOFR from 3.75% to 4.75%.

Letters of Credit. As of June 30, 2022, the Company had outstanding letters of credit of $1.1 million securing lease obligations, labor and performance guaranties.

5.	LEASES

As of June 30, 2022, the Company leased-in two anchor handling towing supply (“AHTS”) vessels, one FSV, and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of June 30, 2022, the remaining lease terms of the vessels had a duration ranging from 9 to 57 months. The lease terms of certain facilities and other equipment range in duration from 5 to 294 months.

As of June 30, 2022, future minimum payments for leases for the remainder of 2022 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$1,201	$228
2023	1,646	726
2024	464	946
2025	515	959
2026	459	953
Years subsequent to 2026	3,614	4,659
	7,899	8,471
Interest component	(1,863)	(1,139)
	6,036	7,332
Current portion of long-term lease liabilities	2,010	282
Long-term lease liabilities	$4,026	$7,050

For the six months ended June 30, 2022 and 2021 the components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$789	$950	$1,697	$1,855
Finance lease cost:
Amortization of finance lease assets (1)	163	1	222	9
Interest on finance lease liabilities (2)	76	1	101	1
Short-term lease costs	219	284	371	457
	$1,247	$1,236	$2,391	$2,322

(1)Included in amortization costs in the consolidated statements of income (loss).

(2)Included in interest expense in the consolidated statements of income (loss).

For the six months ended June 30, 2022 supplemental cash flow information related to leases was as follows (in thousands):

2022
Operating cash outflows from operating leases	1,098
Financing cash outflows from finance leases	123
Right-of-use assets obtained for operating lease liabilities	163
Right-of-use assets obtained for finance lease liabilities	7,248

For the six months ended June 30, 2022 other information related to leases was as follows:

2022
Weighted average remaining lease term, in years - operating leases	10.7
Weighted average remaining lease term, in years - finance leases	4.7
Weighted average discount rate - operating leases	5.4%
Weighted average discount rate - finance leases	4.0%

6.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the six months ended June 30, 2022:

Statutory rate	21.00%
Foreign withholding tax and foreign losses for which there is no benefit in the U.S.	(11.53)%
Other	(0.27)%
Effective income tax rate	9.20%

7.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$24	$—	$1,831
	—	24	—	1,831
Derivatives not designated as hedging instruments:
Conversion option liability on Convertible Senior Notes	—	1	—	—
	$—	$1	$—	$—

Economic Hedges. The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. As of June 30, 2022, the Company had no open forward currency exchange contracts.

Cash Flow Hedges. The Company and certain of its 50% or less owned companies have interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company and its 50% or less owned companies have converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized gains on derivative instruments designated as cash flow hedges of $1.8 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively, as a component of other comprehensive income (loss). As of June 30, 2022, the interest rate swaps held by the Company and certain of the Company’s 50% or less owned companies were as follows:

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $6.3 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $34.7 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SEACOR 88 LLC and SEACOR 888 LLC, both indirect wholly-owned subsidiaries of SEACOR Marine (collectively, “SEACOR 88/888”), have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.175% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

Mantenimiento Express Maritimo, S.A.P.I. de C.V. (“MexMar”), in which the Company has a 49% noncontrolling interest, has three interest rate swap agreements with maturities in 2023 that call for MexMar to pay fixed rates of interest ranging from 1.71% to 2.10% per annum on the aggregate amortized notional value of $25.6 million and receive a variable interest rate based on LIBOR on the aggregate amortized notional value.

Other Derivative Instruments. The Company recognized (losses) gains on derivative instruments not designated as hedging instruments for the six months ended June 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Conversion option liability on Convertible Senior Notes	$33	$30	$(1)	$(5)
Forward currency exchange, option, and future contracts	—	—	—	390
	$33	$30	$(1)	$385

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

The Company’s financial assets and liabilities as of June 30, 2022 and December 31, 2021 that are measured at fair value on a recurring basis were as follows (in thousands):

June 30, 2022	Level 1	Level 2	Level 3
LIABILITIES
Derivative instruments	$—	$24	$—
Conversion Option Liability on Convertible Senior Notes	—	—	1
December 31, 2021
LIABILITIES
Derivative instruments	$—	$1,831	$—

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

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

		Estimated Fair Value
June 30, 2022	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$25,904	$25,904	$—	$—
LIABILITIES
Long-term debt, including current portion	352,096	—	349,590	—
December 31, 2021
ASSETS
Cash, cash equivalents and restricted cash	$41,220	$41,220	$—	$—
LIABILITIES
Long-term debt, including current portion	364,364	—	372,992	—

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analysis based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value including the consideration of the COVID-19 pandemic as well as the economic effects of the conflict between Russia and Ukraine and the global inflationary environment, that have caused significant volatility in U.S. and international markets, and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Property and equipment. During the six months ended June 30, 2022, the Company recognized impairment charges of $0.9 million related to one FSV classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. During the year ended December 31, 2021, the Company recognized no impairment charges, and none of the Company’s property and equipment had a fair value based on ordinary liquidation value or indicative sales price.

9.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company had unfunded capital commitments of $1.1 million for miscellaneous vessel equipment, $0.3 million of which is payable during the remainder of 2022 and $0.8 million is payable during 2023. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$19.6 million based on a historical potential levy of

R$12.87 million (USD $3.8 million and USD $2.5 million, respectively, based on the exchange rate as of June 30, 2022).

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

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal politicians. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the incident and the Company is fully cooperating with the investigations in all respects and continues to gather information about the incident. It is expected that the NTSB and U.S. Coast Guard investigations will take a significant period of time to complete. Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. There is significant uncertainty in the amount and timing of costs and potential liabilities relating to the incident involving the SEACOR Power, the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of June 30, 2022, all invoices related to MNOPF and MNRPF have been settled in full.

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

10.	STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the six months ended June 30, 2022 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2021	1,163,090
Granted	999,619
Vested	514,002
Outstanding as of June 30, 2022 (1)	1,648,707

Stock Option Activity:
Outstanding as of December 31, 2021	1,061,357
Exercised	34,492
Outstanding as of June 30, 2022	1,026,865

(1)Excludes 253,158 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

For the six months ended June 30, 2022, the Company acquired for treasury 120,751 shares of Common Stock from its directors and/or employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $0.7 million. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan and the Company’s 2020 Equity Incentive Plan.

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

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2022
Operating Revenues:
Time charter	$9,759	$14,930	$13,906	$10,909	$49,504
Bareboat charter	—	—	—	48	48
Other marine services	2,399	1,072	460	534	4,465
	12,158	16,002	14,366	11,491	54,017
Direct Costs and Expenses:
Operating:
Personnel	5,773	3,526	5,691	3,356	18,346
Repairs and maintenance	1,280	2,638	2,545	1,917	8,380
Drydocking	4,090	134	2,250	—	6,474
Insurance and loss reserves	1,198	329	748	270	2,545
Fuel, lubes and supplies	794	1,490	1,318	748	4,350
Other	281	1,871	1,213	685	4,050
	13,416	9,988	13,765	6,976	44,145
Direct Vessel (Loss) Profit	$(1,258)	$6,014	$601	$4,515	9,872
Other Costs and Expenses:
Lease expense	$295	$456	$38	$219	1,008
Administrative and general					10,210
Depreciation and amortization	4,562	3,306	4,229	2,111	14,208
					25,426
Gain on Asset Dispositions, Net					25
Operating Loss					$(15,529)

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2022
Operating Revenues:
Time charter	$17,623	$27,210	$27,566	$19,846	$92,245
Bareboat charter	—	—	—	666	666
Other marine services	4,451	456	509	1,281	6,697
	22,074	27,666	28,075	21,793	99,608
Direct Costs and Expenses:
Operating:
Personnel	10,696	7,062	11,722	7,301	36,781
Repairs and maintenance	2,381	4,217	4,377	4,196	15,171
Drydocking	6,957	1,278	3,212	—	11,447
Insurance and loss reserves	1,427	453	1,255	596	3,731
Fuel, lubes and supplies	1,456	2,963	2,328	1,332	8,079
Other	505	3,699	2,840	1,388	8,432
	23,422	19,672	25,734	14,813	83,641
Direct Vessel (Loss) Profit	$(1,348)	$7,994	$2,341	$6,980	15,967
Other Costs and Expenses:
Lease expense	$582	$858	$69	$559	2,068
Administrative and general					20,134
Depreciation and amortization	9,200	6,564	8,574	4,241	28,579
					50,781
Gain on Asset Dispositions, Net					2,164
Operating Loss					$(32,650)
As of June 30, 2022
Property and Equipment:
Historical Cost	$269,717	$247,967	$322,091	$160,372	$1,000,147
Accumulated Depreciation	(130,737)	(76,742)	(89,634)	(27,978)	(325,091)
	$138,980	$171,225	$232,457	$132,394	$675,056
Total Assets (1)	$170,831	$194,632	$244,606	$215,755	$825,824

(1)	Total assets by region does not include corporate assets of $51.3 million as of June 30, 2022.

	United States (primarily Gulf of Mexico)	Africa and Europe (2)	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2021
Operating Revenues:
Time charter	$3,419	$11,437	$13,752	$12,866	$41,474
Bareboat charter	434	—	—	—	434
Other marine services	727	(224)	31	357	891
	4,580	11,213	13,783	13,223	42,799
Direct Costs and Expenses:
Operating:
Personnel	1,528	4,253	5,378	3,194	14,353
Repairs and maintenance	389	2,195	2,806	1,569	6,959
Drydocking	777	374	1,185	456	2,792
Insurance and loss reserves	923	352	461	925	2,661
Fuel, lubes and supplies	245	887	1,081	680	2,893
Other	224	2,072	43	618	2,957
	4,086	10,133	10,954	7,442	32,615
Direct Vessel Profit from Continuing Operations	$494	$1,080	$2,829	$5,781	$10,184
Other Costs and Expenses:
Lease expense	$703	$270	$35	$226	$1,234
Administrative and general					9,152
Depreciation and amortization	3,287	3,305	4,663	2,838	14,093
					24,479
Gain on Asset Dispositions and Impairments					22,653
Operating Income from Continuing Operations					$8,358

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2021
Operating Revenues:
Time charter	$4,908	$21,939	$26,327	$22,590	$75,764
Bareboat charter	1,163	—	—	—	1,163
Other	1,273	(493)	391	1,213	2,384
	7,344	21,446	26,718	23,803	79,311
Direct Costs and Expenses:
Operating:
Personnel	3,272	7,473	10,586	6,440	27,771
Repairs and maintenance	1,043	3,386	3,709	2,661	10,799
Drydocking	1,652	678	2,251	428	5,009
Insurance and loss reserves	1,450	785	1,163	1,221	4,619
Fuel, lubes and supplies	444	1,459	1,640	1,552	5,095
Other	301	2,651	1,187	1,490	5,629
	8,162	16,432	20,536	13,792	58,922
Direct Vessel (Loss) Profit from Continuing Operations	$(818)	$5,014	$6,182	$10,011	$20,389
Other Costs and Expenses:
Lease expense	$1,367	$626	$57	$262	$2,312
Administrative and general					17,763
Depreciation and amortization	7,451	6,612	9,373	5,455	28,891
					48,966
Gain on Asset Dispositions and Impairments					20,380
Operating Loss from Continuing Operations					$(8,197)
As of June 30, 2021
Property and Equipment:
Historical Cost	$175,606	$240,032	$374,979	$181,650	$972,267
Accumulated Depreciation	(105,923)	(71,560)	(81,338)	(30,061)	(288,882)
	$69,683	$168,472	$293,641	$151,589	$683,385
Total Assets (1)	$110,095	$185,862	$295,430	$222,830	$814,217

(1)	Total assets by region does not include corporate assets of $105.0 million as of June 30, 2021.
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

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of June 30, 2022, and 2021, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $75.9 million and $77.5 million, respectively. Equity in earnings gains of 50% or less owned companies for the six months ended June 30, 2022 and 2021 were $6.1 million and $6.3 million, respectively.

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

Six Months Ended June 30,
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

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of June 30, 2022, the Company and its joint ventures operated a diverse fleet of 80 support vessels, of which 58 were owned or leased-in, 20 were joint-ventured, and two were managed on behalf of unaffiliated third-parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operators and installation contractors.

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

Offshore oil and natural gas market conditions are highly volatile. Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices have steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions but have recently decreased to the mid $90 per barrel range. While the Company has experienced difficult market conditions over the past few years due to low and volatile oil and natural gas prices and the focus of oil and natural gas producing companies on cost and capital spending budget reductions, the increases since the lows experienced during the pandemic in oil and natural gas prices has led to an increase in utilization, day rates and customer inquiries about potential new charters. The Company continues to closely monitor the dynamics related to the COVID-19 pandemic so that it may adjust its operations if necessary.

Certain macro drivers somewhat independent of oil and natural gas prices may support the Company’s business, including: (i) underspending by oil and gas producers during the recent industry downturn leading to pent up demand for maintenance and growth capital expenditures; (ii) improved extraction technologies; and (iii) the need for offshore wind facilities support as the industry grows. While we expect that alternative forms of energy will continue to grow and add to the world’s energy mix especially as governments, supranational groups and various other parties focus on climate change causes and concerns, the Company believes that for the foreseeable future demand for gasoline and oil will be sustained, as will demand for electricity from natural gas. Some alternative forms of energy such as offshore wind facilities support some of the Company’s businesses and we expect such support to increase as development of such energy expands. Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which in the recent past contributed to an oversaturated market, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels, and (ii) continued excess supply of offshore support vessels whether from laid up fleets or newly built vessels could, in isolation or together, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of June 30, 2022, three of the Company’s 58 owned and leased-in, in-service vessels were cold-stacked worldwide.

Recent Developments

SEACOR 88/888 Term Loan Facility. On August 2, 2022, SEACOR Marine, SEACOR Offshore Eight LLC, a wholly-owned subsidiary of SEACOR Marine, and certain vessel owning wholly-owned subsidiaries of SEACOR Marine, entered into the 2022 88/888 Amendment to the SEACOR 88/888 Term Loan. The SEACOR 88/888 Term Loan is secured by two vessels and SEACOR Marine has provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder. The 2022 88/888 Amendment provides for, among other things, (i) the extension of the maturity date of the SEACOR 88/888 Term Loan from June 29, 2023 to July 1, 2024, and (ii) the amendment of the applicable interest rate margin over SOFR from 3.75% to 4.75%.

SEACOR Marine Foreign Holdings Credit Facility. On June 15, 2022, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into SMFH Amendment No. 4 to that certain SMFH Credit Facility and, in connection therewith, SEACOR Marine entered into the A&R SMFH Guaranty. SMFH Amendment No. 4 and the A&R SMFH Guaranty provide for, among other things, (i) an increase in the Margin from 3.75% per annum to 4.75% per annum through December 31, 2022 at which point the Margin will revert to 3.75% and (ii) the modification of certain financial maintenance and restrictive covenants contained in the guaranty provided by SEACOR Marine with respect to the SMFH Credit Facility, including to amend the definition of Cash and Cash Equivalents to include 35% of the accounts receivable as reported in SEACOR Marine’s financial statements for the second, third and fourth quarter of fiscal year 2022 and to amend the interest coverage ratio through December 31, 2022.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three and six months (“Current Year Quarter” and “Current Year Six Months”) ended June 30, 2022 compared with the three and six months (“Prior Year Quarter” and “Prior Year Six Months”) ended June 30, 2021. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Time Charter Statistics:
Average Rates Per Day	$12,149		$12,007		$11,746		$11,687
Fleet Utilization	77%		67%		73%		61%
Fleet Available Days	5,311		5,177		10,711		10,682
Operating Revenues:
Time charter	$49,504	92%	$41,474	97%	$92,245	92%	$75,764	96%
Bareboat charter	48	0%	434	1%	666	1%	1,163	1%
Other marine services	4,465	8%	891	2%	6,697	7%	2,384	3%
	54,017	100%	42,799	100%	99,608	100%	79,311	100%
Costs and Expenses:
Operating:
Personnel	18,346	34%	14,353	34%	36,781	37%	27,771	35%
Repairs and maintenance	8,380	16%	6,959	16%	15,171	15%	10,799	14%
Drydocking	6,474	12%	2,792	7%	11,447	11%	5,009	6%
Insurance and loss reserves	2,545	5%	2,661	6%	3,731	4%	4,619	6%
Fuel, lubes and supplies	4,350	8%	2,893	7%	8,079	8%	5,095	6%
Other	4,050	7%	2,957	7%	8,432	8%	5,629	7%
	44,145	82%	32,615	76%	83,641	84%	58,922	74%
Lease expense - operating	1,008	2%	1,234	3%	2,068	2%	2,312	3%
Administrative and general	10,210	19%	9,152	21%	20,134	20%	17,763	22%
Depreciation and amortization	14,208	26%	14,093	33%	28,579	29%	28,891	36%
	69,571	129%	57,094	133%	134,422	135%	107,888	137%
Gains on Asset Dispositions and Impairments, Net	25	0%	22,653	53%	2,164	2%	20,380	26%
Operating (Loss) Income	(15,529)	(29)%	8,358	20%	(32,650)	(33)%	(8,197)	(10)%
Other (Expense) Income, Net	(5,637)	(10)%	54,191	127%	(11,448)	(11)%	47,041	59%
(Loss) Income from Continuing Operations Before Income Tax Benefit and Equity in Earnings of 50% or Less Owned Companies	(21,166)	(39)%	62,549	146%	(44,098)	(44)%	38,844	49%
Income Tax (Benefit) Expense	(1,634)	(3)%	15,915	37%	(4,055)	(4)%	13,227	17%
(Loss) Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(19,532)	(36)%	46,634	109%	(40,043)	(40)%	25,617	32%
Equity in Earnings Gains of 50% or Less Owned Companies	415	1%	2,167	5%	6,089	6%	6,270	8%
(Loss) Income from Continuing Operations	(19,117)	(35)%	48,801	114%	(33,954)	(34)%	31,887	40%
Income from discontinued operations, Net of Tax	—	—%	—	—%	—	—%	22,925	29%
Net (Loss) Income	(19,117)	(35)%	48,801	114%	(33,954)	(34)%	54,812	69%
Net Income attributable to Noncontrolling Interests in Subsidiaries	3	0%	1	0%	3	0%	1	0%
Net (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(19,120)	(35)%	$48,800	114%	$(33,957)	(34)%	$54,811	69%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia (1)	Latin America	Total
For the Three Months Ended June 30, 2022
Time Charter Statistics:
Average Rates Per Day	$17,792	$11,279	$9,673	$14,263	$12,149
Fleet Utilization	43%	85%	87%	94%	77%
Fleet Available Days	1,277	1,567	1,651	816	5,311
Operating Revenues:
Time charter	$9,759	$14,930	$13,906	$10,909	$49,504
Bareboat charter	—	—	—	48	48
Other marine services	2,399	1,072	460	534	4,465
	12,158	16,002	14,366	11,491	54,017
Direct Costs and Expenses:
Operating:
Personnel	5,773	3,526	5,691	3,356	18,346
Repairs and maintenance	1,280	2,638	2,545	1,917	8,380
Drydocking	4,090	134	2,250	—	6,474
Insurance and loss reserves	1,198	329	748	270	2,545
Fuel, lubes and supplies	794	1,490	1,318	748	4,350
Other	281	1,871	1,213	685	4,050
	13,416	9,988	13,765	6,976	44,145
Direct Vessel (Loss) Profit	$(1,258)	$6,014	$601	$4,515	9,872
Other Costs and Expenses:
Lease expense	$295	$456	$38	$219	1,008
Administrative and general					10,210
Depreciation and amortization	4,562	3,306	4,229	2,111	14,208
					25,426
Gain on Asset Dispositions and Impairments					25
Operating Loss					$(15,529)

(1)	In the second quarter of 2022, the Company removed from service one specialty vessel in this region. Regional statistics reflect the removed from service status of this vessel.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia (2)	Latin America	Total
For the Six Months Ended June 30, 2022
Time Charter Statistics:
Average Rates Per Day	$16,740	$10,666	$9,775	$13,885	$11,746
Fleet Utilization	41%	83%	82%	89%	73%
Fleet Available Days	2,591	3,066	3,451	1,603	10,711
Operating Revenues:
Time charter	$17,623	$27,210	$27,566	$19,846	$92,245
Bareboat charter	—	—	—	666	666
Other marine services	4,451	456	509	1,281	6,697
	22,074	27,666	28,075	21,793	99,608
Direct Costs and Expenses:
Operating:
Personnel	10,696	7,062	11,722	7,301	36,781
Repairs and maintenance	2,381	4,217	4,377	4,196	15,171
Drydocking	6,957	1,278	3,212	—	11,447
Insurance and loss reserves	1,427	453	1,255	596	3,731
Fuel, lubes and supplies	1,456	2,963	2,328	1,332	8,079
Other	505	3,699	2,840	1,388	8,432
	23,422	19,672	25,734	14,813	83,641
Direct Vessel (Loss) Profit	$(1,348)	$7,994	$2,341	$6,980	15,967
Other Costs and Expenses:
Lease expense	$582	$858	$69	$559	2,068
Administrative and general					20,134
Depreciation and amortization	9,200	6,564	8,574	4,241	28,579
					50,781
Gain on Asset Dispositions and Impairments					2,164
Operating Loss					$(32,650)
As of June 30, 2022
Property and Equipment:
Historical cost	$269,717	$247,967	$322,091	$160,372	$1,000,147
Accumulated depreciation	(130,737)	(76,742)	(89,634)	(27,978)	(325,091)
	$138,980	$171,225	$232,457	$132,394	$675,056
Total Assets (1)	$170,831	$194,632	$244,606	$215,755	$825,824

(1)	Total assets by region does not include corporate assets of $51.3 million as of June 30, 2022.
(2)	In the second quarter of 2022, the Company removed from service one specialty vessel in this region. Regional statistics reflect the removed from service status of this vessel.

	United States (primarily Gulf of Mexico) (1)	Africa and Europe (2)	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2021
Time Charter Statistics:
Average Rates Per Day	$17,058	$11,231	$9,292	$17,034	$12,007
Fleet Utilization	18%	75%	81%	86%	67%
Fleet Available Days	1,112	1,365	1,820	880	5,177
Operating Revenues:
Time charter	$3,419	$11,437	$13,752	$12,866	$41,474
Bareboat charter	434	—	—	—	434
Other	727	(224)	31	357	891
	4,580	11,213	13,783	13,223	42,799
Direct Costs and Expenses:
Operating:
Personnel	1,528	4,253	5,378	3,194	14,353
Repairs and maintenance	389	2,195	2,806	1,569	6,959
Drydocking	777	374	1,185	456	2,792
Insurance and loss reserves	923	352	461	925	2,661
Fuel, lubes and supplies	245	887	1,081	680	2,893
Other	224	2,072	43	618	2,957
	4,086	10,133	10,954	7,442	32,615
Direct Vessel Profit from Continuing Operations	$494	$1,080	$2,829	$5,781	10,184
Other Costs and Expenses:
Lease expense	$703	$270	$35	$226	1,234
Administrative and general					9,152
Depreciation and amortization	3,287	3,305	4,663	2,838	14,093
					24,479
Gains on Asset Dispositions and Impairments					22,653
Operating Income from Continuing Operations					$8,358
(1)	As of June 30, 2021, the Company removed from service four liftboats in this region. Regional statistics reflect the removed from service status of these vessels.
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

	United States (primarily Gulf of Mexico) (2)	Africa and Europe (3)	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2021
Time Charter Statistics:
Average Rates Per Day	$16,692	$11,291	$9,300	$15,970	$11,687
Fleet Utilization	11%	71%	77%	85%	61%
Fleet Available Days	2,630	2,721	3,672	1,659	10,682
Operating Revenues:
Time charter	$4,908	$21,939	$26,327	$22,590	$75,764
Bareboat charter	1,163	—	—	—	1,163
Other	1,273	(493)	391	1,213	2,384
	7,344	21,446	26,718	23,803	79,311
Direct Costs and Expenses:
Operating:
Personnel	3,272	7,473	10,586	6,440	27,771
Repairs and maintenance	1,043	3,386	3,709	2,661	10,799
Drydocking	1,652	678	2,251	428	5,009
Insurance and loss reserves	1,450	785	1,163	1,221	4,619
Fuel, lubes and supplies	444	1,459	1,640	1,552	5,095
Other	301	2,651	1,187	1,490	5,629
	8,162	16,432	20,536	13,792	58,922
Direct Vessel (Loss) Profit from Continuing Operations	$(818)	$5,014	$6,182	$10,011	$20,389
Other Costs and Expenses:
Lease expense	$1,367	$626	$57	$262	$2,312
Administrative and general					17,763
Depreciation and amortization	7,451	6,612	9,373	5,455	28,891
					48,966
Gains on Asset Dispositions and Impairments					20,380
Operating Loss from Continuing Operations					$(8,197)
As of June 30, 2021
Property and Equipment:
Historical cost	$175,606	$240,032	$374,979	$181,650	972,267
Accumulated depreciation	(105,923)	(71,560)	(81,338)	(30,061)	(288,882)
	$69,683	$168,472	$293,641	$151,589	$683,385
Total Assets (1)	$110,095	$185,862	$295,430	$222,830	$814,217

(1)	Total assets by region does not include corporate assets of $105.0 million as of June 30, 2021.
(2)	As of June 30, 2021, the Company removed from service four liftboats in this region. Regional statistics reflect the removed from service status of these vessels.
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

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Liftboats	Other activity (1)	Total
For the Three Months Ended June 30, 2022
Time Charter Statistics:
Average Rates Per Day	$8,887	$9,201	$13,422	$24,712	$—	$12,149
Fleet Utilization	66%	85%	86%	44%	—%	77%
Fleet Available Days	546	2,126	1,820	819	$—	5,311
Operating Revenues:
Time charter	$3,191	$16,525	$20,983	$8,805	$—	$49,504
Bareboat charter	—	—	48	—	—	48
Other marine services	(143)	(174)	575	3,283	924	4,465
	3,048	16,351	21,606	12,088	924	54,017
Direct Costs and Expenses:
Operating:
Personnel	1,050	4,880	7,889	4,515	12	18,346
Repairs and maintenance	566	2,458	3,184	2,132	40	8,380
Drydocking	(30)	(201)	(32)	6,737	—	6,474
Insurance and loss reserves	146	372	551	1,548	(72)	2,545
Fuel, lubes and supplies	215	1,187	1,701	1,230	17	4,350
Other	435	1,311	1,631	655	18	4,050
	2,382	10,007	14,924	16,817	15	44,145
Other Costs and Expenses:
Lease expense	$450	$—	$154	$—	$404	$1,008
Administrative and general						10,210
Depreciation and amortization	495	5,010	3,785	4,870	48	14,208
						25,426
Gains on Asset Dispositions and Impairments						25
Operating Loss						$(15,529)
(1)	In the second quarter of 2022, the Company removed from service one specialty vessel. Other activity statistics reflect the removed from service status of this vessel.

	Anchor handling towing supply	Fast support	Supply	Liftboats	Other activity (1)	Total
For the Six Months Ended June 30, 2022
Time Charter Statistics:
Average Rates Per Day	$8,898	$8,917	$12,862	$23,507	$—	$11,746
Fleet Utilization	66%	82%	79%	46%	—%	73%
Fleet Available Days	1,086	4,286	3,620	1,629	90	10,711
Operating Revenues:
Time charter	$6,379	$31,425	$36,806	$17,635	$—	$92,245
Bareboat charter	—	—	666	—	—	666
Other marine services	(303)	(428)	619	4,746	2,063	6,697
	6,076	30,997	38,091	22,381	2,063	99,608
Direct Costs and Expenses:
Operating:
Personnel	2,186	9,950	16,082	8,550	13	36,781
Repairs and maintenance	859	4,258	6,885	3,144	25	15,171
Drydocking	(37)	1,076	1,270	9,138	—	11,447
Insurance and loss reserves	9	632	979	2,763	(652)	3,731
Fuel, lubes and supplies	359	2,731	3,135	1,835	19	8,079
Other	874	3,252	2,979	1,299	28	8,432
	4,250	21,899	31,330	26,729	(567)	83,641
Other Costs and Expenses:
Lease expense	$899	$—	$445	$—	$724	$2,068
Administrative and general						20,134
Depreciation and amortization	989	9,955	7,571	9,834	230	28,579
						50,781
Gains on Asset Dispositions and Impairments						2,164
Operating Loss						$(32,650)
As of June 30, 2022
Property and Equipment:
Historical cost	$50,189	$355,116	$282,304	$290,529	$22,009	$1,000,147
Accumulated depreciation	(34,746)	(121,226)	(28,227)	(119,351)	(21,541)	(325,091)
	$15,443	$233,890	$254,077	$171,178	$468	$675,056
(1)	In the second quarter of 2022, the Company removed from service one specialty vessel. Other activity statistics reflect the removed from service status of this vessel.

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats (1)	Other activity	Total
For the Three Months Ended June 30, 2021
Time Charter Statistics:
Average Rates Per Day	$11,268	$7,962	$11,921	$1,571	$25,334	$—	$12,007
Fleet Utilization	59%	71%	80%	92%	46%	—%	67%
Fleet Available Days	546	2,100	1,274	91	1,167	—	5,177
Operating Revenues:
Time charter	$3,640	$11,827	$12,179	$131	$13,697	$—	$41,474
Bareboat charter	—	434	—	$—	—	—	434
Other marine services	(157)	(249)	117	23	688	469	891
	3,483	12,012	12,296	154	14,385	469	42,799
Direct Costs and Expenses:
Operating:
Personnel	1,513	4,802	4,044	99	3,916	(21)	14,353
Repairs and maintenance	471	3,618	2,039	104	716	11	6,959
Drydocking	1,322	1,178	180	—	112	—	2,792
Insurance and loss reserves	99	507	436	5	1,752	(138)	2,661
Fuel, lubes and supplies	344	1,154	1,034	5	353	3	2,893
Other	444	1,640	884	33	(58)	14	2,957
	4,193	12,899	8,617	246	6,791	(131)	32,615
Other Costs and Expenses:
Lease expense	$362	$352	$—	$—	$205	$315	1,234
Administrative and general							9,152
Depreciation and amortization	495	4,931	2,936	—	5,171	560	14,093
							24,479
Gains on Asset Dispositions and Impairments							22,653
Operating Income for Continuing Operations							$8,358
(1)	As of June 30, 2021, the Company removed from service four liftboats in this class. Liftboat statistics reflect the removed from service status of these vessels.

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats (1)	Other activity	Total
For the Six Months Ended June 30, 2021
Time Charter Statistics:
Average Rates Per Day	$9,429	$7,927	$12,006	$1,736	$25,950	$—	$11,687
Fleet Utilization	63%	66%	72%	96%	37%	—%	61%
Fleet Available Days	1,086	4,306	2,593	181	2,517	—	10,682
Operating Revenues:
Time charter	$6,441	$22,484	$22,261	$301	$24,277	$—	$75,764
Bareboat charter	—	1,163	—	—	—	—	1,163
Other marine services	(287)	(467)	463	35	1,485	1,155	2,384
	6,154	23,180	22,724	336	25,762	1,155	79,311
Direct Costs and Expenses:
Operating:
Personnel	2,497	8,843	8,202	188	7,722	319	27,771
Repairs and maintenance	712	5,153	3,174	112	1,610	38	10,799
Drydocking	1,376	2,356	290	—	987	—	5,009
Insurance and loss reserves	293	973	910	9	2,471	(37)	4,619
Fuel, lubes and supplies	483	1,880	2,037	13	673	9	5,095
Other	714	2,781	1,764	59	619	(308)	5,629
	6,075	21,986	16,377	381	14,082	21	58,922
Other Costs and Expenses:
Lease expense	$762	$704	$—	$—	$217	$629	2,312
Administrative and general							17,763
Depreciation and amortization	989	10,027	5,913	—	10,830	1,132	28,891
							48,966
Gains on Asset Dispositions and Impairments							20,380
Operating Loss for Continuing Operations							$(8,197)
As of June 30, 2021
Property and Equipment:
Historical cost	$50,189	$363,021	$229,218	$3,163	$303,278	$23,398	$972,267
Accumulated depreciation	(32,768)	(107,298)	(14,352)	(3,138)	(111,673)	(19,653)	(288,882)
	$17,421	$255,723	$214,866	$25	$191,605	$3,745	$683,385
(1)	As of June 30, 2021, the Company removed from service four liftboats in this class. Liftboat statistics reflect the removed from service status of these vessels.

Fleet Counts. The Company’s fleet count as of June 30, 2022 and December 31, 2021 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
June 30, 2022
AHTS	4	—	2	—	6
FSV	22	5	1	2	30
Supply	20	15	—	—	35
Liftboats	9	—	—	—	9
	55	20	3	2	80
December 31, 2021
AHTS	4	—	2	—	6
FSV	23	5	1	1	30
Supply	20	15	—	—	35
Specialty (1)	1	—	—	—	1
Liftboats (2)	9	—	—	—	9
	57	20	3	1	81

(1)

One owned vessel classified as a Crew Transfer Continuing Operations as of December 31, 2020 was reclassified as a specialty vessel as of January 12, 2021 and removed from service in the second quarter of 2022. Removed from service vessels are not counted in active fleet count.

(2)	In the second quarter of 2021, the Company removed from service four liftboats. Removed from service vessels are not counted in active fleet count.

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and six months ended June 30, 2022 and 2021 the Company’s time charter statistics and direct vessel profit (loss) in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$37,500		$—		$37,500
FSV	11,035		—		10,950		—
Supply	16,536		—		15,728		—
Liftboats	22,875		13,209		20,401		14,290
Overall	17,792		17,058		16,740		16,692
Utilization:
AHTS		—%		17%		—%		9%
FSV		48%		—%		42%		—%
Supply		71%		—%		66%		—%
Liftboats (1)		41%		23%		41%		15%
Overall		43%		18%		41%		11%
Available Days:
AHTS	182		182		362		362
FSV	273		189		543		505
Supply	273		—		543		—
Liftboats (1)	549		742		1,143		1,763
Overall	1,277		1,112		2,591		2,630
Operating revenues:
Time charter	$9,759	80%	$3,419	75%	$17,623	80%	$4,908	67%
Bareboat charter	—	—%	434	9%	—	—%	1,163	16%
Other marine services	2,399	20%	727	16%	4,451	20%	1,273	17%
	12,158	100%	4,580	100%	22,074	100%	7,344	100%
Direct operating expenses:
Personnel	5,773	47%	1,528	33%	10,696	48%	3,272	45%
Repairs and maintenance	1,280	11%	389	8%	2,381	11%	1,043	14%
Drydocking	4,090	34%	777	17%	6,957	32%	1,652	22%
Insurance and loss reserves	1,198	10%	923	20%	1,427	6%	1,450	20%
Fuel, lubes and supplies	794	7%	245	5%	1,456	7%	444	6%
Other	281	1%	224	5%	505	2%	301	4%
	13,416	110%	4,086	89%	23,422	106%	8,162	111%
Direct Vessel (Loss) Profit	$(1,258)	(10)%	$494	11%	$(1,348)	(6)%	$(818)	(11)%

(1)	As of June 30, 2021, the Company removed from service four liftboats in this class. Liftboat Utilization and Available Days reflects the removed from service status of these vessels.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $5.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $3.0 million higher due to the acquisition of an additional three PSVs in this region as a result of the Merger of OSV Partners I, $2.6 million higher due to the repositioning of vessels between geographic regions and $0.3 million higher due to improved utilization of the core fleet. Other marine services were $1.7 million higher primarily due to business interruption insurance revenue and higher management fees and liftboat catering revenues. As of June 30, 2022, the Company had three of 14 owned and leased-in vessels (one AHTS vessels, one FSV, and one liftboat) cold-stacked in this region compared with five of ten vessels (one AHTS vessel, one FSV, and three liftboats) as of June 30, 2021. As of June 30, 2021, the Company removed from service four liftboats in this region.

Direct Operating Expenses. Direct operating expenses were $9.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $5.8 million higher due to the repositioning of vessels between geographic regions, $1.8 million higher for the core fleet primarily due to the timing of certain drydocking and repair expenditures and $1.7 million higher due to net fleet additions. The Current Year Quarter drydocking and repair expenditures included $0.8 million of costs pending adjustment of insurance claims.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $11.6 million higher in the Current Year Six Months. Charter revenues were $5.9 million higher due to the repositioning of vessels between geographic regions, $4.5 million higher due to the acquisition of an additional three PSVs in this region as a result of the Merger of OSV Partners I and $1.2 million higher due to improved utilization of the core fleet. Other marine services were $3.2 million higher primarily due to business interruption insurance revenue and higher management fees and liftboat catering revenues.

Direct Operating Expenses. Direct operating expenses were $15.3 million higher in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $8.3 million higher due to the repositioning of vessels between geographic regions, $3.6 million higher for the core fleet primarily due to the timing of certain drydocking and repair expenditures and $3.4 million higher due to net fleet additions. The Current Year Six Months drydocking and repair expenditures included $0.8 million of costs pending adjustment of insurance claims.

Africa and Europe, continuing operations. For the three and six months ended June 30, 2022 and 2021 the Company’s time charter statistics and direct vessel profit in Africa and Europe was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$10,018		$8,648		$9,971		$8,528
FSV	10,719		8,852		10,301		8,924
Supply	13,621		10,685		12,224		10,685
Liftboats	—		34,535		—		34,766
Overall	11,279		11,231		10,666		11,291
Utilization:
AHTS		98%		98%		99%		99%
FSV		86%		71%		82%		70%
Supply		72%		42%		75%		21%
Liftboats		—%		100%		—%		100%
Overall		85%		75%		83%		71%
Available Days:
AHTS	273		273		543		543
FSV	852		819		1,752		1,635
Supply	442		182		771		362
Liftboats	—		91		—		181
Overall	1,567		1,365		3,066		2,721
Operating revenues:
Time charter	$14,930	93%	$11,437	102%	$27,210	98%	$21,939	102%
Other marine services	1,072	7%	(224)	(2%)	456	2%	(493)	(2%)
	16,002	100%	11,213	100%	27,666	100%	21,446	100%
Direct operating expenses:
Personnel	3,526	22%	4,253	38%	7,062	26%	7,473	35%
Repairs and maintenance	2,638	16%	2,195	20%	4,217	15%	3,386	16%
Drydocking	134	1%	374	3%	1,278	5%	678	3%
Insurance and loss reserves	329	2%	352	3%	453	2%	785	4%
Fuel, lubes and supplies	1,490	9%	887	8%	2,963	11%	1,459	7%
Other	1,871	12%	2,072	18%	3,699	12%	2,651	12%
	9,988	62%	10,133	90%	19,672	71%	16,432	76%
Direct Vessel Profit	$6,014	38%	$1,080	10%	$7,994	29%	$5,014	24%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues.  Charter revenues were $3.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.8 million higher due to the reactivation of vessels from cold-stacked status, $0.4 million higher due to the repositioning of vessels between geographic regions and $0.4 million higher for the core fleet as a result of increased day rates and utilization. Charter revenues were $0.1 million lower due to net asset dispositions. Other marine services were $1.3 million higher following the receipt of cash from the settlement of a mediation in our favor. As of June 30, 2022, the Company had no owned or leased-in vessels cold stacked in this region, compared with one of 13 owned and leased-in vessels (one FSV) cold-stacked in this region as of June 30, 2021.

Direct Operating Expenses.  Direct operating expenses were $0.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $0.4 million lower due to net asset dispositions and $0.4 million lower for the core fleet primarily due to the timing of certain drydocking and repair expenditures. Direct operating expenses were $0.7 million higher due to the repositioning of vessels between geographic regions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $5.3 million higher in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $6.1 million higher due to the reactivation of vessels from cold-stacked status and $0.8 million lower due to the repositioning of vessels between geographic regions. Other marine services were $0.9 million higher primarily due to the receipt of cash from the settlement of a mediation in our favor.

Direct Operating Expenses. Direct operating expenses were $3.2 million higher in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $2.8 million higher due to the repositioning of vessels between geographic regions and $1.3 million higher due to the reactivation of vessels from cold-stacked status. Direct operating expenses were $0.6 million lower for the core fleet and $0.3 million lower due to net asset dispositions.

Middle East and Asia. For the three and six months ended June 30, 2022 and 2021 the Company’s time charter statistics and direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,557		$5,619		$5,669		$5,834
FSV	7,685		7,354		7,532		7,188
Supply	9,870		7,694		9,173		7,881
Liftboats	29,000		25,213		29,000		25,213
Specialty (1)	—		1,571		—		1,736
Overall	9,673		9,292		9,775		9,300
Utilization:
AHTS		100%		25%		99%		62%
FSV		91%		86%		93%		77%
Supply		91%		75%		75%		70%
Liftboats		50%		100%		67%		100%
Specialty (1)		—%		92%		—%		96%
Overall		87%		81%		82%		77%
Available Days:
AHTS	91		91		181		181
FSV	819		910		1,629		1,804
Supply	559		546		1,189		1,145
Liftboats	182		182		362		362
Specialty (1)	—		91		90		181
Overall	1,651		1,820		3,451		3,672
Operating revenues:
Time charter	$13,906	97%	$13,752	100%	$27,566	98%	$26,327	99%
Other marine services	460	3%	31	0%	509	2%	391	1%
	14,366	100%	13,783	100%	28,075	100%	26,718	100%
Direct operating expenses:
Personnel	5,691	40%	5,378	39%	11,722	42%	10,586	40%
Repairs and maintenance	2,545	18%	2,806	20%	4,377	16%	3,709	14%
Drydocking	2,250	16%	1,185	9%	3,212	11%	2,251	8%
Insurance and loss reserves	748	5%	461	3%	1,255	5%	1,163	4%
Fuel, lubes and supplies	1,318	9%	1,081	8%	2,328	8%	1,640	6%
Other	1,213	8%	43	0%	2,840	10%	1,187	4%
	13,765	96%	10,954	79%	25,734	92%	20,536	77%
Direct Vessel Profit	$601	4%	$2,829	21%	$2,341	8%	$6,182	23%

(2)	In the second quarter of 2022, the Company removed from service one specialty vessel in this region. Specialty statistics reflect the removed from service status of this vessel.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.2 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.5 million higher due to the acquisition of an additional two PSVs in this region as a result of the Merger of OSV Partners I. Charter revenues were $1.2 million lower due to the repositioning of vessels between geographic regions and $0.1 million lower for the core fleet. As of June 30, 2022, the Company had no owned or leased-in vessels cold-stacked in this region compared with two of 20 owned and leased-in vessels (one FSV and one Supply) as of June 30, 2021. In the second quarter of 2022, the Company removed from service one specialty vessel in this region.

Direct Operating Expenses. Direct operating expenses were $2.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.9 million higher for the core fleet primarily due to the timing of certain drydocking and repair expenditures and $1.2 million higher due to net fleet additions. Direct operating expenses were $0.3 million lower due to the repositioning of vessels between geographic regions. The Current Year Quarter drydocking and repair expenditures included $1.2 million of costs pending adjustment of insurance claims.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $1.2 million higher in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $1.9 million higher due to the acquisition of an additional two PSVs in this region as a result of the Merger of OSV Partners I and $1.0 million higher for the core fleet. Charter revenues were $1.7 million lower due to the repositioning of vessels between geographic regions.

Direct Operating Expenses. Direct operating expenses were $5.2 million higher in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $3.8 million higher for the core fleet primarily due to the timing of certain drydocking and repair expenditures and $2.7 million higher due to net fleet additions. Direct operating expenses were $1.3 million lower due to the repositioning of vessels between geographic regions. The Current Year Six Months drydocking and repair expenditures included $1.2 million of costs pending adjustment of insurance claims.

Latin America (Brazil, Mexico, Central and South America). For the three and six months ended June 30, 2022 and 2021 the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
FSV	$7,961		$7,603		$7,877		$7,587
Supply	15,531		15,334		15,385		15,455
Liftboats	25,175		37,756		25,835		38,817
Overall	14,263		17,034		13,885		15,970
Utilization:
FSV		100%		67%		96%		83%
Supply		99%		98%		93%		90%
Liftboats		48%		65%		37%		63%
Overall		94%		86%		89%		85%
Available Days:
FSV	182		182		362		362
Supply	546		546		1,117		1,086
Liftboats	88		152		124		211
Overall	816		880		1,603		1,659
Operating revenues:
Time charter	$10,909	95%	$12,866	97%	$19,846	91%	$22,590	95%
Bareboat charter	48	0%	—	—%	666	3%	—	—%
Other marine services	534	5%	357	3%	1,281	6%	1,213	5%
	11,491	100%	13,223	100%	21,793	100%	23,803	100%
Direct operating expenses:
Personnel	3,356	29%	3,194	24%	7,301	34%	6,440	27%
Repairs and maintenance	1,917	17%	1,569	12%	4,196	19%	2,661	11%
Drydocking	—	—%	456	3%	—	—%	428	2%
Insurance and loss reserves	270	2%	925	7%	596	3%	1,221	5%
Fuel, lubes and supplies	748	7%	680	5%	1,332	6%	1,552	7%
Other	685	6%	618	5%	1,388	6%	1,490	6%
	6,976	61%	7,442	56%	14,813	68%	13,792	58%
Direct Vessel Profit	$4,515	39%	$5,781	44%	$6,980	32%	$10,011	42%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.9 million lower due to the repositioning of vessels between geographic regions and $1.0 million higher for the core fleet. As of June 30, 2022, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.5 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the repositioning of vessels between geographic regions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $2.1 million lower in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $3.7 million lower due to the repositioning of vessels between geographic regions and $1.6 million higher for the core fleet.

Direct Operating Expenses. Direct operating expenses were $1.0 million higher in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $2.2 million higher for the core fleet and $1.2 million lower primarily due to the repositioning of vessels between geographic regions.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter and Current Year Six Months was essentially flat compared with the Prior Year Quarter and Prior Year Six Months.

Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Year Six Months were $1.1 million higher and $2.4 million higher compared to the Prior Year Quarter and Prior Year Six Months, respectively, due to increases in salaries and benefits expenses in the Current Year Quarter and Current Year Six Months.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Year Six Months were $0.1 million higher and $0.3 million lower compared to the Prior Year Quarter and Prior Year Six Months, respectively, primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one FSV and other equipment for net cash proceeds of $1.4 million, after transaction costs. The Company classified the FSV as held for sale and recorded impairment charges of $0.9 million during the first quarter of 2022. During the Prior Year Quarter, the Company sold one FSV and set off debt payments with hull and machinery insurance proceeds for the liftboat SEACOR Power of $25.0 million, for a total of $28.6 million in cash, resulting in gains of $23.3 million.

During the Current Year Six Months, the Company sold one FSV, one liftboat, which was previously removed from service, office space and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million, which included impairment charges of $0.9 million for the FSV classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. During the Prior Year Six Months, the Company sold one PSV vessel, three FSVs and set off debt payments with hull and machinery insurance proceeds for the liftboat SEACOR Power of $25.0 million, for a total of $30.1 million in cash, resulting in gains of $20.9 million.

Other Income (Expense), Net

For the periods ended June 30, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other Income (Expense):
Interest income	$190	$135	$219	$1,121
Interest expense	(6,989)	(7,310)	(13,616)	(15,328)
SEACOR Holdings guarantee fees	—	—	—	(7)
Gain on debt extinguishment	—	61,994	—	61,994
Derivative gains (losses), net	33	30	(1)	385
Foreign currency gains (losses), net	1,170	(657)	1,991	(1,123)
Other, net	(41)	(1)	(41)	(1)
	$(5,637)	$54,191	$(11,448)	$47,041

Interest income. Interest income for the Current Year Quarter compared with the Prior Year Quarter was essentially flat. Interest income for the Current Year Six Months compared with the Prior Year Six Months decreased primarily due to interest received from the IRS due to delays in the payment of the CARES Act tax refunds in the Prior Year Six Months.

Interest expense. Interest expense was lower in the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months primarily due to the extinguishment of $117.3 million of principal outstanding under the FGUSA Credit Facility. This decrease was offset by increases in interest associated with the Tarahumara Shipyard Financing following delivery of one PSV in 2021 and the debt assumed as a result of the Merger of OSV Partners I.

Derivative (losses) gains, net. Net derivative (losses) gains for the Current Year Quarter compared with the Prior Year Quarter was essentially flat. Net derivative (losses) gains for the Current Year Six Months compared to the Prior Year Six Months decreased due to the Company not having any open forward currency exchange contracts since March 31, 2021.

Foreign currency gains (losses), net. Foreign currency gains for the Current Year Quarter and Current Year Six Months compared to foreign currency losses for the Prior Year Quarter and Prior Year Six Months was primarily due to various changes in foreign currencies.

Income Tax Benefit

During the six months ended June 30, 2022, the Company’s effective income tax rate of 9.20% was primarily due to foreign taxes not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $1.8 million lower and earnings for the Current Year Six Months compared with the Prior Year Six Months were essentially flat due to the following changes in equity earnings gains (losses) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
MexMar	$(411)	$603	$3,822	$4,622
MEXMAR Offshore	—	2,562	$—	2,562
SEACOR Arabia	(160)	(1,093)	351	(823)
OSV Partners	—	(428)	—	(1,029)
Offshore Vessel Holdings	1,027	517	1,642	768
Other	(41)	6	274	170
	$415	$2,167	$6,089	$6,270

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

As of June 30, 2022, the Company had unfunded capital commitments of $1.1 million for miscellaneous vessel equipment, $0.3 million of which is payable during the remainder of 2022 and $0.8 million of which is payable during 2023. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

As of June 30, 2022, the Company had outstanding debt of $352.1 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of June 30, 2022, are as follows (in thousands):

Actual
Remainder 2022	$15,218
2023	241,517
2024	55,334
2025	12,629
2026	11,365
Years subsequent to 2026	48,779
$384,842

As of June 30, 2022, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $25.9 million. As of June 30, 2021, the Company held balances of cash, cash equivalents, restricted cash and construction reserve funds totaling $51.3 million, of which $2.7 million was construction reserve funds held as cash. Additionally, the Company had $1.1 million available borrowing capacity under subsidiary credit facilities as of June 30, 2022, compared to $0.7 million as of June 30, 2021.

Summary of Cash Flows

The following is a summary of the Company’s cash flows (in thousands) for the six months ended for the following years:

	Six Months Ended June 30,
	2022	2021
Cash flows provided by or (used in):
Operating Activities	$(5,845)	$9,539
Investing Activities	6,995	68,262
Financing Activities	(16,462)	(65,846)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(4)	(21)
Net Decrease in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	—	(171)
Net (Decrease) Increase in Cash, Restricted Cash and Cash Equivalents	$(15,316)	$11,763

Operating Activities

Cash flows provided by continuing operating activities decreased by $15.5 million in the Current Year Six Months compared with the Prior Year Six Months primarily due to income tax refunds received in 2021 partially offset by working capital timing. The components of cash flows provided by and/or used in continuing operating activities during the Current Year Six Months and Prior Year Six Months were as follows:

	Six Months Ended June 30,
	2022	2021
DVP:
United States, primarily Gulf of Mexico	$(1,348)	$(818)
Africa and Europe, Continuing Operations	7,994	5,014
Middle East and Asia	2,341	6,182
Latin America	6,980	10,011
Operating, leased-in equipment	(1,098)	(4,599)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(17,464)	(15,142)
SEACOR Holdings management and guarantee fees	—	(7)
Other, net (excluding non-cash losses)	(41)	168
Dividends received from 50% or less owned companies	1,887	—
	(749)	809
Changes in operating assets and liabilities before interest and income taxes	5,522	(10,876)
Restricted stock vested	(732)	(272)
Director share awards	—	435
Cash settlements on derivative transactions, net	(651)	(1,333)
Interest paid, excluding capitalized interest (1)	(10,341)	(11,745)
Interest received	219	1,121
Income taxes refunded, net	887	31,400
Total cash flows (used in) provided by operating activities	$(5,845)	$9,539

(1)

During the Current Year Six Months, the Company paid no capitalized interest. During the Prior Year Six Months, capitalized interest paid and included in purchases of property and equipment for continuing operations was $0.3 million.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Six Months, net cash provided by investing activities was $7.0 million, primarily as a result of the following:

•	capital expenditures were less than $0.1 million;
•

the Company sold one FSV, one liftboat, which was previously removed from service, office space and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million; and

•	the Company received $0.4 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes.

During the Prior Year Six Months, net cash provided by investing activities was $68.3 million, primarily as a result of the following:

•	capital expenditures were $3.7 million;
•	the Company sold three FSVs, one PSV and reduced debt payments with hull and machinery insurance proceeds from the SEACOR Power of $25.0 million, for a total of $30.1 million;
•

the Company completed the sale of Windcat Workboats for net proceeds of $38.7 million ($42.2 million cash, less $3.5 million cash held at Windcat Workboats that was included in the assets purchased by the Windcat Buyer);

•	the Company made investments in, and advances to, its 50% or less owned companies of $0.7 million; and
•	the Company received $3.8 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes.

Financing Activities

During the Current Year Six Months, net cash used in financing activities was $16.5 million, primarily as a result of the following:

•	the Company made scheduled payments on long-term debt and other obligations of $16.5 million;
•	the Company received $0.2 million proceeds from the exercise of stock options; and
•	the Company made payments on finance leases of $0.1 million.

During the Prior Year Six Months, net cash used in financing activities was $65.8 million; primarily as a result of the following:

•	the Company made scheduled payments on long-term debt and obligations of $65.1 million; and

•	the Company made payments on debt extinguishment costs of $0.8 million.

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

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 4. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 8. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2021 Annual Report. Other then as set forth below there has not been any material changes to the agreement’s governing the Company’s long-term debt during the period.

On June 15, 2022, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into SMFH Amendment No. 4 to that certain SMFH Credit Facility and, in connection therewith, SEACOR Marine entered into the A&R SMFH Guaranty. SMFH Amendment No. 4 and the A&R SMFH Guaranty provide for, among other things, the amendment of the definition of Cash and Cash Equivalents to include 35% of the accounts receivable as reported in SEACOR Marine’s financial statements for the second, third and fourth quarter of fiscal year 2022.

The SMFH Credit Facility requires the Company to maintain a minimum balance of Cash and Cash Equivalents equal to the greater of (i) $35.0 million and (ii) 7.5% of Total Debt. As of June 30, 2022, the Company's Cash and Cash Equivalents balance used to test compliance with this covenant was $45.3 million or 15.0% of Total Debt. The Company expects that cash flow from operations, together with accounts receivable balances of the Company for the second, third and fourth quarter of fiscal year 2022, will be sufficient to maintain compliance with this covenant for the foreseeable future. However, if significant events such as the COVID-19 pandemic or the Russia/Ukraine conflict result in a decrease in demand for the Company’s services, it may require us to seek further amendments to this covenant.

On August 2, 2022, SEACOR Marine, SEACOR Offshore Eight LLC, a wholly-owned subsidiary of SEACOR Marine, and certain vessel owning wholly-owned subsidiaries of SEACOR Marine, entered into the 2022 88/888 Amendment to the SEACOR 88/888 Term Loan. The SEACOR 88/888 Term Loan is secured by two vessels and SEACOR Marine has provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder. The 2022 88/888 Amendment provides for, among other things, (i) the extension of the maturity date of the SEACOR 88/888 Term Loan from June 29, 2023 to July 1, 2024, and (ii) the amendment of the applicable interest rate margin over SOFR from 3.75% to 4.75%.

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

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2021 Annual Report. There has been no material change in the Company’s exposure to market risk during the six months ended June 30, 2022.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
April 1, 2022 to April 30, 2022	—	—	—	—
May 1, 2022 to May 31, 2022	—	—	—	—
June 1, 2022 to June 30, 2022	6,500	9.18	—	—

For the three months ended June 30, 2022, the Company acquired for treasury 6,500 shares of Common Stock for an aggregate purchase price of $59,670 from its directors and/or employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan or 2020 Equity Incentive Plan, as applicable.

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*

Amendment No. 4 to Credit Agreement and Parent Guaranty, dated as of June 15, 2022, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., DNB Bank ASA, New York Branch, DNB Capital LLC, Clifford Capital Pte. Ltd., Hancock Whitney Bank, Citicorp North America, Inc., and the entities identified on schedules thereto (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Period Filing on Form 8-K filed with the Commission on June 17, 2022 (SEC File No. 001-37966)).

10.2*

Amended and Restated Guaranty, dated as of June 15, 2022, by SEACOR Marine Holdings Inc. in favor of DNB Bank ASA, New York Branch, as security trustee (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Period Filing on Form 8-K filed with the Commission on June 17, 2022 (SEC File No. 001-37966)).

10.3*+

SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated herein by reference to Annex A of SEACOR Marine Holdings Inc.’s definitive proxy statement on Schedule 14A as file with the Commission on April 22, 2022 (SEC File No. 001-37966)).

10.4+	Form of Director Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

*	Incorporated by reference.
+	Management contract or compensatory plan or arrangement.
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

SEACOR Marine Holdings Inc. (Registrant)

Date:	August 3, 2022	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2022	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 3, 2022	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)