Form 10-Q
period 2022-09-30
SEACOR Marine Holdings Inc.
filed 2022-11-02
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022               or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of October 28, 2022 was 26,702,161. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$47,514	$37,619
Restricted cash	3,296	3,601
Receivables:
Trade, net of allowance for credit loss accounts of $1,639 and $1,312 in 2022 and 2021, respectively	58,572	55,544
Other	6,647	6,118
Note receivable	20,000	—
Tax receivable	79	1,238
Inventories	2,059	928
Prepaid expenses and other	4,700	3,730
Assets held for sale	6,000	2,235
Total current assets	148,867	111,013
Property and Equipment:
Historical cost	992,423	1,008,080
Accumulated depreciation	(321,898)	(302,328)
	670,525	705,752
Construction in progress	8,422	15,531
Net property and equipment	678,947	721,283
Right-of-use asset - operating leases	4,419	6,608
Right-of-use asset - finance leases	6,972	100
Investments, at equity, and advances to 50% or less owned companies	1,901	71,727
Other assets	1,887	1,771
Total assets	$842,993	$912,502
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$1,792	$1,986
Current portion of financing lease liabilities	374	33
Current portion of long-term debt:
Recourse	57,567	31,602
Accounts payable and accrued expenses	36,248	28,419
Due to SEACOR Holdings	264	274
Accrued wages and benefits	3,112	3,711
Accrued interest	2,988	2,273
Deferred revenue and unearned revenue	827	1,606
Accrued capital, repair, and maintenance expenditures	6,779	2,438
Accrued insurance deductibles and premiums	2,205	2,720
Accrued professional fees	2,580	1,214
Derivatives	—	1,831
Other current liabilities	3,541	6,558
Total current liabilities	118,277	84,665
Long-term operating lease liabilities	3,759	4,885
Long-term financing lease liabilities	6,916	76
Long-term Debt:
Recourse	277,100	327,300
Non-recourse	5,456	5,462
Deferred income taxes	39,823	40,682
Deferred gains and other liabilities	2,692	2,891
Total liabilities	454,023	465,961
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,950,799 and 26,120,124 shares issued in 2022 and 2021, respectively	272	262
Additional paid-in capital	465,449	461,931
Accumulated deficit	(79,769)	(22,907)
Shares held in treasury of 248,638 and 127,887, respectively, at cost	(1,852)	(1,120)
Accumulated other comprehensive income, net of tax	4,549	8,055
	388,649	446,221
Noncontrolling interests in subsidiaries	321	320
Total equity	388,970	446,541
Total liabilities and equity	$842,993	$912,502

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues	$59,791	$43,663	$159,399	$122,974
Costs and Expenses:
Operating	44,006	33,448	127,647	92,370
Administrative and general	9,978	9,134	30,112	26,897
Lease expense	1,168	1,109	3,236	3,421
Depreciation and amortization	13,754	14,306	42,333	43,197
	68,906	57,997	203,328	165,885
(Losses) Gains on Asset Dispositions and Impairments, Net	(1,783)	56	381	20,436
Operating Loss	(10,898)	(14,278)	(43,548)	(22,475)
Other Income (Expense):
Interest income	(123)	124	96	1,245
Interest expense	(7,634)	(6,403)	(21,250)	(21,731)
SEACOR Holdings guarantee fees	—	—	—	(7)
Gain on debt extinguishment	—	—	—	61,994
Derivative gains, net	1	2	—	387
Foreign currency gains (losses), net	2,314	245	4,305	(878)
Gain from return of investments in 50% or less owned companies and other, net	659	9,442	618	9,441
	(4,783)	3,410	(16,231)	50,451
(Loss) Income from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	(15,681)	(10,868)	(59,779)	27,976
Income Tax Expense (Benefit)	8,418	(725)	4,363	12,502
(Loss) Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(24,099)	(10,143)	(64,142)	15,474
Equity in Earnings (Losses) Gains of 50% or Less Owned Companies	(254)	4,314	5,835	10,584
(Loss) Income from Continuing Operations	(24,353)	(5,829)	(58,307)	26,058
Income on Discontinued Operations, Net of Tax (see Note 13)	—	—	—	22,925
Net (Loss) Income	(24,353)	(5,829)	(58,307)	48,983
Net (Loss) Income attributable to Noncontrolling Interests in Subsidiaries	(2)	—	1	1
Net (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(24,351)	$(5,829)	$(58,308)	$48,982

Net (Loss) Income Per Common Share from Continuing Operations:
Basic	$(0.91)	$(0.23)	$(2.19)	$1.03
Diluted	(0.91)	(0.23)	(2.19)	1.02
Net Earnings Per Share from Discontinued Operations:
Basic	$—	$—	$—	$0.90
Diluted	—	—	—	0.90
Net (Loss) Earnings Per Share:
Basic	$(0.91)	$(0.23)	$(2.19)	$1.93
Diluted	$(0.91)	$(0.23)	$(2.19)	$1.92
Weighted Average Common Stock and Warrants Outstanding:
Basic	26,727,864	25,515,569	26,591,911	25,419,303
Diluted	26,727,864	25,515,569	26,591,911	25,430,762

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (Loss) Income	$(24,353)	$(5,829)	$(58,307)	$48,983
Other Comprehensive Income:
Foreign currency translation (losses) gains	(2,154)	(504)	(6,717)	3,818
Derivative gains (losses) on cash flow hedges	365	(54)	1,521	(22)
Reclassification of derivative losses on cash flow hedges to interest expense	112	415	749	1,245
Reclassification of derivative gains (losses) on cash flow hedges to equity in earnings of 50% or less owned companies	266	80	941	(787)
	(1,411)	(63)	(3,506)	4,254
Comprehensive (Loss) Income	(25,764)	(5,892)	(61,813)	53,237
Comprehensive (Loss) Income Attributable to Noncontrolling Interests in Subsidiaries	(2)	—	1	1
Comprehensive (Loss) Income Attributable to SEACOR Marine Holdings Inc.	$(25,762)	$(5,892)	$(61,814)	$53,236

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2022
December 31, 2021	25,992,237	$262	$461,931	127,887	$(1,120)	$(22,907)	$8,055	$320	$446,541
Restricted stock grants	738,896	9	—	—	—	—	—	—	9
Amortization of share awards	—	—	3,367	—	—	—	—	—	3,367
Exercise of options	34,492	—	151	—	—	—	—	—	151
Restricted stock vesting	(114,251)	—	—	114,251	(672)	—	—	—	(672)
Director share awards	60,787	1	—	—	—	—	—	—	1
Director restricted stock vesting	(6,500)	—	—	6,500	(60)	—	—	—	(60)
Forfeiture of employee share awards	(3,500)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(58,308)	—	1	(58,307)
Other comprehensive loss	—	—	—	—	—	1,446	(3,506)	—	(2,060)
September 30, 2022	26,702,161	$272	$465,449	248,638	$(1,852)	$(79,769)	$4,549	$321	$388,970

For the Three Months Ended September 30, 2022
June 30, 2022	26,705,661	$272	$464,222	248,638	$(1,852)	$(55,418)	$5,960	$323	$413,507
Amortization of share awards	—	—	1,227	—	—	—	—	—	1,227
Forfeiture of employee share awards	(3,500)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(24,351)	—	(2)	(24,353)
Other comprehensive loss	—	—	—	—	—	—	(1,411)	—	(1,411)
September 30, 2022	26,702,161	$272	$465,449	248,638	$(1,852)	$(79,769)	$4,549	$321	$388,970

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2021
December 31, 2020	23,430,766	$235	$451,179	73,284	$(848)	$(51,839)	$2,790	$319	$401,836
Restricted stock grants	815,550	8	—	—	—	—	—	—	8
Amortization of share awards	—	—	3,759	—	—	—	—	—	3,759
Restricted stock vesting	(54,454)	—	—	54,454	(272)	—	—	—	(272)
Director share awards	189,030	2	435	—	—	—	—	—	437
Forfeiture of employee share awards	(5,250)	—	—	—	—	—	—	—	—
Sale of Windcat Workboats	—	—	—	—	—	(4,202)	—	—	(4,202)
Net income	—	—	—	—	—	48,982	—	1	48,983
Other comprehensive income	—	—	—	—	—	—	4,254	—	4,254
September 30, 2021	24,375,642	$245	$455,373	127,738	$(1,120)	$(7,059)	$7,044	$320	$454,803

For the Three Months Ended September 30, 2021
June 30, 2021	24,380,892	$245	$454,079	127,738	$(1,120)	$(1,230)	$7,107	$320	$459,401
Amortization of share awards	—	—	1,294	—	—	—	—	—	1,294
Forfeiture of employee share awards	(5,250)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(5,829)	—	—	(5,829)
Other comprehensive loss	—	—	—	—	—	—	(63)	—	(63)
September 30, 2021	24,375,642	$245	$455,373	127,738	$(1,120)	$(7,059)	$7,044	$320	$454,803

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Continuing Operating Activities:
Net (Loss) Income	$(58,307)	$48,983
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,333	43,197
Deferred financing costs amortization	1,005	769
Stock-based compensation expense	2,635	3,922
Debt discount amortization	5,244	5,252
Allowance for credit losses	477	278
Gain from equipment sales, retirements or impairments	(381)	(20,436)
Gain on the sale of Windcat Workboats	—	(22,756)
Gain from return of investments in 50% or less owned companies	—	(9,442)
Gain on debt extinguishment	—	(62,749)
Derivative gains	—	(387)
Interest on finance leases	171	3
Cash settlement payments on derivative transactions, net	(782)	(1,747)
Currency (gains) losses	(4,305)	878
Deferred income taxes	(860)	7,641
Equity earnings	(5,835)	(10,584)
Dividends received from equity investees	2,983	4,515
Changes in Operating Assets and Liabilities:
Accounts receivables	(2,955)	23,594
Other assets	(737)	1,457
Accounts payable and accrued liabilities	6,732	(7,444)
Net cash (used in) provided by operating activities	(12,582)	4,944
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(277)	(6,560)
Proceeds from disposition of property and equipment	6,681	30,137
Proceeds from sale of Windcat Workboats, net of transaction costs and cash sold (1)	—	38,715
Investments in and advances to 50% or less owned companies	—	(736)
Excess distributions from equity investees	—	9,442
Principal payments on notes due from equity investees	528	3,975
Proceeds from sale of investment in equity investees	66,000	—
Issuance of notes due from others	(28,831)	—
Principal payments on notes due from others	8,831	—
Net cash provided by investing activities	52,932	74,973
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(30,682)	(72,143)
Payments on debt extinguishment cost	—	(755)
Payments on finance leases	(237)	(21)
Proceeds from exercise of stock options	151	—
Issuance of stock	10	10
Net cash used in financing activities	(30,758)	(72,909)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(21)
Net Change in Cash, Restricted Cash and Cash Equivalents	9,590	6,987
Cash Flows from Discontinued Operations:
Operating Activities	—	(171)
Investing Activities	—	—
Financing Activities	—	—
Net Change in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	—	(171)
Net Change in Cash, Restricted Cash and Cash Equivalents	9,590	6,816
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	41,220	39,538
Cash, Restricted Cash and Cash Equivalents, End of Period	$50,810	$46,354
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$14,286	$15,231
Income taxes refunded, net	886	32,759
Noncash Investing and Financing Activities:
Increase in long-term debt related to asset purchases	—	6,500
Decrease in debt related to debt settlement	—	62,749
Decrease in capital expenditures in accounts payable and accrued liabilities	—	10,379
Exchange of property and equipment	8,918	—
Recognition of a new right-of-use asset - operating leases	163	955
Recognition of a new right-of-use asset - financing leases	7,248	—

(1)	Refer to Note 2. Equipment Acquisitions and Dispositions for a reconciliation of the cash received from the sale of Windcat Workboats.

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

Recently Issued Accounting Standards

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period and it will be in effect for a limited time through December 31, 2022. As of September 30, 2022, the reference rates for the Company’s SEACOR 88/888 Term Loan Facility and Tranche B under the

SEACOR Marine Foreign Holdings Credit Facility have transitioned from the London interbank offered rate (“LIBOR”) to the secured overnight financing rate (“SOFR”) (see “Note 5. Long-Term Debt”). [These reference rate transitions by the Company did not have a material impact on its consolidated financial position or on its results of operations and cash flows.] The reference rates for the Company’s other existing debt and interest rate swaps have not changed as a result of any amendment. The Company will continue to monitor changes to reference rates in the remaining applicable agreements and apply the standard as needed.

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

Revenue Recognition. Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. The Company recognizes revenue, net of sales taxes, based on its estimates of the consideration the Company expects to receive. Costs to obtain or fulfill a contract are expensed as incurred.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in deferred revenue and unearned revenue in the accompanying consolidated balance sheets, for the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	2022	2021
Balance at beginning of period	$321	$3,307
Revenues deferred during the period	—	490
Revenues recognized and reclassifications during the period	(321)	(2,627)
Balance at end of period	$—	$1,170

As of September 30, 2022, the Company had no deferred revenues.

As of September 30, 2022 and December 31, 2021, the Company had unearned revenue $0.8 million and $1.3 million, respectively, primarily related to mobilizations of vessels. The Company recorded $2.1 million of unearned revenue related to new contract agreements and recognized previously recorded unearned revenue of $2.6 million during the nine months ended September 30, 2022.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of September 30, 2022, the estimated useful life (in years) of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was no capitalized interest recognized during the nine months ended September 30, 2022. During the nine months ended September 30, 2021 capitalized interest totaled $0.3 million.

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

For the nine months ended September 30, 2022, the Company recorded impairment charges totaling $3.4 million. The Company recorded impairment charges of $0.9 million for one fast support vessel (“FSV”) classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. In addition, in the third quarter of 2022 the Company recorded impairment charges of $1.2 million for one leased-in anchor handling towing supply vessel (“AHTS”) as it is not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment and classified such equipment as assets held for sale as of September 30, 2022 as the Company expects to sell the equipment within one year. The impairment charges for the assets held for sale are included in (losses) gains on asset dispositions and impairments in the accompanying consolidated statements of income (loss). There were no impairments of other owned or leased-in vessels. For the nine months ended September 30, 2021, the Company did not record an impairment on any owned or leased-in vessels. Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of September 30, 2022, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices, as well as the timing and cost of reactivating cold-stacked vessels. If market conditions continue to decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2022 and 2021, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the nine months ended September 30, 2022, the Company’s effective income tax rate of (7.30)% was primarily due to foreign taxes not creditable against U.S. income taxes, foreign losses for which there is no benefit in the U.S. and the sale of investments in 50% or less owned companies.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total Other Comprehensive Income
December 31, 2021	$10,783	$(2,728)	$8,055
Other comprehensive (loss) income	(6,717)	3,211	(3,506)
Balance as of September 30, 2022	$4,066	$483	$4,549

Earnings (Loss) Per Share. Basic earnings/loss per share of Common Stock of the Company is computed based on the weighted average number of shares of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the Old Convertible Notes (as defined in “Note 5. Long-Term Debt”) unless anti-dilutive.

As of September 30, 2022, the Company’s outstanding 4.25% Senior Convertible Notes due 2023 (“Old Convertible Notes”) were convertible into 2,907,500 shares of Common Stock. For the three and nine months ended September 30, 2022, diluted loss per share of Common Stock excluded 2,907,500 shares of Common

Stock issuable upon conversion of the Old Convertible Notes and exercise of the related Warrants as the effect of their inclusion in the computation would be anti-dilutive.

For the three and nine months ended September 30, 2021, diluted earnings per share of Common Stock excluded 2,907,500 shares of Common Stock issuable upon conversion of the Old Convertible Notes and exercise of the related Warrants as the effect of their inclusion in the computation would be anti-dilutive.

In addition, for the three and nine months ended September 30, 2022 diluted loss per share of Common Stock excluded 1,645,207 shares of restricted stock and 1,026,865 shares of Common Stock issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

For the nine months ended September 30, 2021, diluted earnings per share of Common Stock included 11,459 shares of restricted stock as their inclusion in the computation would be dilutive. For the three and nine months ended September 30, 2021 diluted (loss) earnings per share of Common Stock excluded 1,131,599 and 1,120,140 shares of restricted stock, respectively, and 1,061,357 shares of stock issuable upon exercise of outstanding stock options as their inclusion in the computation would be anti-dilutive.
2.	NOTE RECEIVABLE

In connection with the closing of the Framework Agreement Transactions (as defined in “Note 4. Investments, at Equity and Advances to 50% or Less Owned Companies”), on September 29, 2022, SEACOR Marine Capital Inc., a wholly-owned subsidiary of SEACOR Marine (“SEACOR Marine Capital”) purchased all of the outstanding loans under the Second Amended and Restated Term Loan Credit Facility Agreement, made as of July 8, 2022, by and among Mantenimiento Express Marítimo, S.A.P.I. de C.V. (“MexMar”), as the borrower, DNB Capital LLC and The Governor and Company of the Bank of Ireland, each as lenders, and DNB Bank ASA, New York Branch, as facility agent (as amended from time to time, the “MexMar Original Facility Agreement”) for an aggregate amount of $28,831,148.32, representing par value of the loan. The purchase was funded using proceeds received from the Framework Agreement Transactions. On the same date the facility was amended pursuant to a Third Amended and Restated Facility Agreement (“MexMar Third A&R Facility Agreement”) to, among other things, (i) provide for the prepayment by MexMar of approximately $8.8 million of the outstanding loan amount, to reduce the outstanding principal on the loan to $20.0 million, (ii) modify the definition of “Change of Control”, (iii) modify the maturity date from January 23, 2025 to September 30, 2023, (iv) decrease the minimum cash requirement from $10.0 million to $2.5 million, (v) modify the interest margin from 4.7% to 5.0% and (vi) modify the principal repayment profile to reflect four quarterly installments of $5.0 million to repay the loan by the maturity date. All collateral and security arrangements remain in place from the MexMar Original Facility Agreement, including a first priority mortgage on 13 offshore support vessels owned by MexMar. As a result, SEACOR Marine Capital is the sole lender to MexMar under the MexMar Third A&R Facility Agreement and expects that the loan will be repaid in full by September 30, 2023.
3.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2022, capital expenditures were $0.3 million and equipment deliveries were $14.4 million including one platform supply vessel (“PSV”), the SEACOR Marlin, and a hybrid battery system. This equipment was acquired through (i) the sale of one AHTS in exchange for the remaining equity interests in SEACOR Marlin LLC that the Company did not already own, thereby acquiring 100% ownership of its only asset, the PSV SEACOR Marlin, and (ii) the transfer of the hybrid battery system as repayment in full of a certain vessel loan agreement with a former joint venture (see “Note 4. Investments, at Equity and Advances to 50% or Less Owned Companies”).

Also, during the nine months ended September 30, 2022, the Company sold one FSV, one liftboat, which was previously removed from service, office space and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million, which included impairment charges of $0.9 million for a FSV classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. During nine months ended September 30, 2021, the Company sold one PSV, three FSVs and reduced $22.5 million of debt with hull and machinery insurance proceeds for the liftboat SEACOR Power of $25.0 million, for a total of $30.1 million and gains of $20.9 million.

As of January 12, 2021, the Company recognized a gain on the sale of Windcat Workboats Holdings Ltd. (“Windcat Workboats”) of approximately $22.8 million, calculated as follows (in thousands):

January 12, 2021
Total Proceeds Received	$43,797
Transactions Fees and other Costs	1,562
Cash Sold	3,520
Total Net Proceeds	38,715
Less: Net Equity in Windcat Workboats, net of cash sold	15,790
Less: January Income on Discontinued Operations	169
Gain on Sale of Windcat Workboats	$22,756

See “Note 13. Discontinued Operations” for additional information on the sale of Windcat Workboats.

4.	INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	Ownership	2022	2021
MexMar (1)	49.0%	$—	$59,940
SEACOR Marlin (2)	49.0%	—	6,958
Offshore Vessel Holdings (1)	49.0%	—	1,847
Seabulk Angola	49.0%	1,688	1,081
SEACOR Arabia	45.0%	137	1,821
Other	20.0% - 50.0%	76	80
		$1,901	$71,727

(1)	On September 29, 2022, the Company sold its ownership in this joint venture to the majority shareholder. See details below.
(2)

On September 29, 2022, the Company sold an AHTS in exchange for the remaining equity interests in SEACOR Marlin LLC that it did not already own and consolidated the net assets thereof. See details below.

On September 29, 2022, SEACOR Marine and certain of its subsidiaries, on the one hand, and Operadora de Transportes Marítimos, S.A. de C.V. (“OTM”), CME Drillship Holdings DAC (“CME Ireland”), and Offshore Vessels Holding, S.A.P.I. de C.V. (“OVH”), on the other hand, entered into a Framework Agreement (the “Framework Agreement”). OTM and CME Ireland are affiliates of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”). Alfredo Miguel Bejos is the President and Chief Executive Officer of CME and also serves as a member of the board of directors of SEACOR Marine.

Prior to the closing of the Framework Agreement Transactions (defined below), the Company owned 49% of each of MexMar and OVH through SEACOR Marine International LLC, a wholly-owned subsidiary of SEACOR Marine (“SEACOR Marine International”), and the remaining 51% ownership interests were held by OTM. The Company also owned a minority interest in SEACOR Marlin LLC (“SEACOR Marlin LLC”), the owner of the SEACOR Marlin PSV, and the remaining ownership interests of SEACOR Marlin LLC were held by MexMar.

The Framework Agreement provided for, among other things, (i) the sale by SEACOR Marine LLC of all of the outstanding equity interests of SEACOR Marine International to OTM for a purchase price of $66.0 million in cash, (ii) the sale of the AHTS SEACOR Davis to CME Ireland in exchange for the remaining equity interests in SEACOR Marlin LLC, such that SEACOR Marlin LLC became a wholly-owned subsidiary of the Company, (iii) the transfer of a hybrid battery system from OVH to SEACOR Marine Capital as repayment in full of a certain vessel loan agreement provided by the Company to its former joint venture, and (iv) entry into a bareboat charter agreement between SEACOR Marlin LLC and MexMar (collectively, the “Framework Agreement Transactions”).

Each of the Framework Agreement Transactions was consummated on September 29, 2022. As a result of the Framework Agreement Transactions, the Company no longer owns any equity interest in either MexMar or in OVH, and the Company owns all of the equity interests in SEACOR Marlin LLC, which owns the PSV SEACOR Marlin. The Company recognized a gain on the sale of MexMar, OVH and other assets of approximately $0.8 million, calculated as follows:

September 29, 2022
Total Cash Received	$66,000
51% ownership in SEACOR Marlin Joint Venture	7,000
Hybrid Battery Equipment	1,394
Less: Transaction Fees and other Costs	1,159
Total Net Proceeds	73,235
Less: Net Equity in MexMar and OVH Joint Ventures	65,546
Less: Net Book Value of SEACOR Davis	5,507
Less: OVH Note Receivable	1,394
Gain on Sale of MexMar, OVH and Other Assets	$788

5.	LONG-TERM DEBT

The Company’s long-term debt obligations as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Recourse long-term debt(1):
Old Convertible Notes	$125,000	$125,000
SEACOR Marine Foreign Holdings Credit Facility (3)	71,313	86,470
Sea-Cat Crewzer III Term Loan Facility	16,703	19,178
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	16,205	18,705
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing	79,759	86,316
SEACOR Alpine Shipyard Financing	28,484	29,734
SEACOR 88/888 Term Loan (4)	5,500	5,500
Tarahumara Shipyard Financing	6,139	6,500
SEACOR Offshore OSV	16,823	18,052
Total recourse long-term debt	365,926	395,455
Non-recourse long-term debt(2):
SEACOR 88/888 Term Loan (4)	5,500	5,500
Total non-recourse long-term debt	5,500	5,500
Total principal due for long-term debt	371,426	400,955
Current portion due within one year	(57,567)	(31,602)
Unamortized debt discount	(28,154)	(33,398)
Deferred financing costs	(3,149)	(3,193)
Long-term debt, less current portion	$282,556	$332,762

(1)	Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine or one of its operating subsidiaries as provided in the relevant debt agreements.
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

(3)	As of September 30, 2022, Tranche B of this debt has transitioned from LIBOR to SOFR. See details below.
(4)	As of September 30, 2022, this debt has transitioned from LIBOR to SOFR. See details below.

As of September 30, 2022, the Company was in compliance with all debt covenants and lender requirements.

Old Convertible Notes. As of September 30, 2022 SEACOR Marine had $125.0 million in aggregate principal amount of its convertible senior notes due 2023 (the “Old Convertible Notes”) outstanding. On October 5, 2022, SEACOR Marine and certain funds affiliated with The Carlyle Group Inc. (the “Carlyle Investors”) entered into two agreements pursuant to which SEACOR Marine issued the Carlyle Investors (i) $90.0 million in aggregate principal amount of the Company’s 8.0% / 9.5% Senior PIK Toggle Notes due 2026 (the “Guaranteed Notes”) and (ii) $35.0 million aggregate principal amount of SEACOR Marine’s 4.25% Convertible Senior Notes due 2026 (the “New Convertible Notes”) in exchange for all of SEACOR Marine’s Old Convertible Notes (the “Exchange Transaction”).

Guaranteed Notes. The Guaranteed Notes were issued pursuant to the Exchange Agreement (Guaranteed Notes) among SEACOR Marine, as issuer, Falcon Global Robert LLC, a wholly-owned subsidiary of SEACOR Marine (“FG Robert”), as the guarantor, and the Carlyle Investors (the “Guaranteed Notes Exchange Agreement”). Pursuant to the Guaranteed Notes Exchange Agreement, SEACOR Marine has the right to pay interest on the Guaranteed Notes (i) in cash at a rate of 8.0% per annum (“Cash Interest”) or (ii) partly in cash and partly in-kind by increasing the principal amount of the Guaranteed Notes or issuing additional Guaranteed Notes at a rate of 9.5% per annum (“Hybrid Interest”) with the cash portion of the Hybrid Interest bearing interest at a rate of 4.25% per annum and in the in-kind portion of the Hybrid Interest bearing interest at a rate of 5.25% per annum. The Guaranteed Notes mature on July 1, 2026. The Guaranteed Notes are guaranteed on a senior unsecured basis by FG Robert, the owner of the LB Robert liftboat.

SEACOR Marine may redeem some or all of the Guaranteed Notes at any time in minimum denominations of $10.0 million, upon not less than 30 nor more than 60 calendar days’ notice, at a price equal to (a) 102% of the principal amount of the Guaranteed Notes redeemed, if redeemed prior to October 1, 2023, (b) 101% of the principal amount of the Guaranteed Notes redeemed, if redeemed on or after October 1, 2023, but prior to October 1, 2024 and (c) 100% of the principal amount of the Guaranteed Notes redeemed, if redeemed on or after October 1, 2024, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date, provided, SEACOR Marine may not redeem the Guaranteed Notes if the principal amount of Guaranteed Notes and New Convertible Notes outstanding will be equal to or less than $50.0 million in the aggregate, unless SEACOR Marine redeems all of the Guaranteed Notes in whole.

The Guaranteed Notes Exchange Agreement contains certain customary covenants that among others, limit the ability of (i) SEACOR Marine and FG Robert to incur indebtedness, (ii) FG Robert to create or incur liens, (iii) SEACOR Marine to create liens on the ownership interest of FG Robert, (iv) FG Robert to sell assets, and (v) SEACOR Marine to sell the ownership interest of FG Robert, as well as customary representations and warranties made by SEACOR Marine, FG Robert and the Carlyle Investors and customary events of default.

New Convertible Notes. The New Convertible Notes were issued pursuant to the Exchange Agreement (Convertible Notes) among SEACOR Marine, as issuer, and the Carlyle Investors (the “Convertible Notes Exchange Agreement”). The New Convertible Notes bear interest at a rate of 4.25% per annum payable semi-annually in arrears and mature on July 1, 2026. The New Convertible Notes are convertible into shares of Common Stock at the option of the holders at a conversion rate of 85.1064 shares per $1,000 in principal amount of New Convertible Notes (equivalent to a “Conversion Price” of $11.75) or into warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate SEACOR Marine’s compliance with the provisions of the Jones Act. In addition, SEACOR Marine has the right to cause the mandatory conversion of the New Convertibles Notes into Common Stock if the daily VWAP of the Common Stock equals or exceeds (A) in the case of New Convertible Notes held by affiliates of Carlyle, 150% of the Conversion Price and (B) in the case of New Convertible Notes held by any Person other than Carlyle, 115% of the Conversion Price, in each case for each of the 20 consecutive trading days.

If SEACOR Marine undergoes a Company Fundamental Change (as defined in the Convertible Notes Exchange Agreement), the holders of the New Convertible Notes may require SEACOR Marine to purchase for cash all or part of the New Convertible Notes at a price equal to 100% of the principal amount the New Convertible Notes to be purchased, plus accrued and unpaid interest to the date of purchase. The New Convertible Notes may be redeemed, in whole but not in part and only if certain conditions are met, as more fully described in the Convertible Notes Exchange Agreement, at a price equal to 100% of the principal amount of the New Convertible Notes to be redeemed, plus accrued and unpaid interest to the date of redemption.

Under the Convertibles Notes Exchange Agreement, the Carlyle Investors have the ability to nominate one director to the board of directors of SEACOR Marine.

The Convertible Notes Exchange Agreement contains customary representations and warranties made by SEACOR Marine and the Carlyle Investors and contains customary events of default and covenants.

SEACOR Marine Foreign Holdings Credit Facility. On September 29, 2022, SEACOR Marine, SEACOR Marine Foreign Holdings Inc., a wholly-owned subsidiary of SEACOR Marine (“SMFH”), and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 5 (“SMFH Amendment No. 5”) to that certain senior secured loan facility with a syndicate of lenders administered by DNB Bank ASA, New York Branch, dated as of September 26, 2018 and as amended from time to time (the “SMFH Credit Facility”), and in connection therewith SEACOR Marine entered into the Second Amended and Restated Guaranty, dated as of September 29, 2022, by SEACOR Marine in favor of DNB Bank ASA, New York Branch, as security trustee (the “Second A&R SMFH Credit Facility Guaranty”).

SMFH Amendment No. 5 and the Second A&R SMFH Credit Facility Guaranty provided for, among other things, (i) a $5.3 million prepayment of the SMFH Credit Facility thereby reducing the amount outstanding thereunder to approximately $74.7 million, (ii) the establishment of Tranche A and Tranche B loans under the SMFH Credit Facility (each as defined in the SMFH Credit Facility) and (iii) the change in the reference rate for Tranche B from LIBOR to SOFR. Tranche A is comprised of approximately $19.8 million of the principal amount of the loan and will maintain the same Margin (as defined in the SMFH Credit Facility) over LIBOR of 4.75% per annum through December 31, 2022, thereafter reverting to 3.75% per annum and the same maturity date of September 30, 2023. Tranche B is comprised of approximately $54.9 million of the principal amount of the loan, permanently maintains the Margin over SOFR (previously LIBOR) at 4.75% per annum and extends the maturity date from September 30, 2023 to March 31, 2026.

On June 15, 2022, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 4 (“SMFH Amendment No. 4”) to the SMFH Credit Facility, and in connection therewith SEACOR Marine entered into the Amended and Restated Guaranty, dated as of June 15, 2022, by SEACOR Marine in favor of DNB Bank ASA, New York Branch, as security trustee (the “A&R SMFH Credit Facility Guaranty”).

SMFH Amendment No. 4 and the A&R SMFH Credit Facility Guaranty provide for, among other things, the modification of certain financial maintenance and restrictive covenants contained in the A&R SMFH Credit Facility Guaranty, including the amendment of the definition of Cash and Cash Equivalents (as defined in the A&R SMFH Credit Facility Guaranty) to include 35% of the accounts receivable as reported in SEACOR Marine’s financial statements for the second, third and fourth quarter of fiscal year 2022 and to amend the interest coverage ratio through December 31, 2022.

The A&R SMFH Credit Facility Guaranty requires the Company to maintain a minimum balance of Cash and Cash Equivalents equal to the greater of (i) $35.0 million and (ii) 7.5% of Total Debt (as defined in the A&R SMFH Credit Facility Guaranty). As of September 30, 2022, the Company's Cash and Cash Equivalents balance used to test compliance with this covenant was $71.3 million or 24.6% of Total Debt.

SEACOR 88/888 Term Loan Facility. On August 2, 2022, SEACOR Marine, SEACOR Offshore Eight LLC, a wholly-owned subsidiary of SEACOR Marine, and certain vessel owning wholly-owned subsidiaries of SEACOR Marine, entered into the 2022 Amendment to Loan Agreement and Guaranty (the “2022 88/888 Amendment”) to that certain senior secured loan agreement, dated as of July 5, 2018, with DNB Bank ASA, New York Branch and DNB Capital LLC (as amended, the “SEACOR 88/888 Term Loan”). The SEACOR 88/888 Term Loan is secured by two vessels and SEACOR Marine has provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder. The 2022 88/888 Amendment provides for, among other things, (i) the extension of the maturity date of the SEACOR 88/888 Term Loan from June 29, 2023 to July 1, 2024, (ii) the change in the reference rate from LIBOR to SOFR and (iii) the amendment of the applicable interest rate margin over SOFR (previously LIBOR) from 3.75% to 4.75%.

Letters of Credit. As of September 30, 2022, the Company had outstanding letters of credit of $1.1 million securing lease obligations, labor and performance guaranties.

6.	LEASES

As of September 30, 2022, the Company leased-in two AHTS, one FSV, and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of September 30, 2022, the remaining lease terms of the vessels had a duration ranging from 6 to 54 months. The lease terms of certain facilities and other equipment had a duration ranging from 2 to 291 months.

As of September 30, 2022, future minimum payments for leases for the remainder of 2022 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$643	$114
2023	1,646	726
2024	464	946
2025	515	959
2026	459	953
Years subsequent to 2026	3,614	4,659
	7,341	8,357
Interest component	(1,790)	(1,067)
	5,551	7,290
Current portion of long-term lease liabilities	1,792	374
Long-term lease liabilities	$3,759	$6,916

For the nine months ended September 30, 2022 and 2021 the components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$967	$875	$2,664	$2,730
Finance lease cost:
Amortization of finance lease assets (1)	162	9	384	19
Interest on finance lease liabilities (2)	73	1	174	2
Short-term lease costs	201	234	572	691
	$1,403	$1,119	$3,794	$3,442

(1)	Included in amortization costs in the consolidated statements of income (loss).
(2)	Included in interest expense in the consolidated statements of income (loss).

For the nine months ended September 30, 2022 supplemental cash flow information related to leases was as follows (in thousands):

2022
Operating cash outflows from operating leases	$1,656
Financing cash outflows from finance leases	237
Right-of-use assets obtained for operating lease liabilities	163
Right-of-use assets obtained for finance lease liabilities	7,248

For the nine months ended September 30, 2022 other information related to leases was as follows:

2022
Weighted average remaining lease term, in years - operating leases	11.1
Weighted average remaining lease term, in years - finance leases	4.5
Weighted average discount rate - operating leases	5.5%
Weighted average discount rate - finance leases	4.0%

7.	INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the nine months ended September 30, 2022:

Statutory rate	21.00%
Foreign withholding tax and foreign losses for which there is no benefit in the U.S.	(14.97)%
Sale of investments in equity investees	(12.96)%
Other	(0.37)%
Effective income tax rate	(7.30)%

8.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$472	$—	$—	$1,831
	472	—	—	1,831
Derivatives not designated as hedging instruments:
Conversion option liability on Old Convertible Notes	—	—	—	—
	$—	$—	$—	$—

Economic Hedges. The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. As of September 30, 2022, the Company had no open forward currency exchange contracts.

Cash Flow Hedges. The Company has interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company has converted the variable LIBOR component of certain of its outstanding borrowings to a fixed interest rate. The Company recognized gains on derivative instruments designated as cash flow hedges of $2.3 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively, as a component of other comprehensive income (loss). The interest rate swap agreements entered into by MexMar, as previously disclosed, were terminated in connection with the Framework Agreement Transactions (see “Note 4. Investments, at Equity and Advances to 50% or Less Owned Companies”). As of September 30, 2022, the Company no longer owns any direct or indirect equity interest in MexMar and, in the future, the Company will not reflect any cash flow hedges of MexMar. As of September 30, 2022, the interest rate swaps held by the Company were as follows:

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $6.1 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•

SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $33.3 million and receive a variable interest rate based on LIBOR on the amortized notional value; and

•

SEACOR 88 LLC and SEACOR 888 LLC, both indirect wholly-owned subsidiaries of SEACOR Marine (collectively, “SEACOR 88/888”), have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.175% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company recognized (losses) gains on derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Conversion option liability on Old Convertible Notes	$1	$3	$—	$(3)
Forward currency exchange, option, and future contracts	—	—	—	390
	$1	$3	$—	$387

The conversion option liability relates to the bifurcated embedded conversion option in the Old Convertible Notes issued to investment funds managed and controlled by The Carlyle Group (see “Note 9. Fair Value Measurements”).
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

The Company’s financial assets and liabilities as of September 30, 2022 and December 31, 2021 that are measured at fair value on a recurring basis were as follows (in thousands):

September 30, 2022	Level 1	Level 2	Level 3
ASSETS
Derivative instruments	$—	$472	$—
December 31, 2021
LIABILITIES
Derivative instruments	$—	$1,831	$—

Level 3 Measurement. The fair value of the conversion option liability embedded in the Old Convertible Notes is estimated with significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. The Company used a binomial lattice model that assumes the holders will maximize their value by finding the optimal decision between redeeming at the redemption price or converting into shares of Common Stock. This model estimates the fair value of the conversion option as the differential in the fair value of the notes including the conversion option compared with the fair value of the notes excluding the conversion option. The significant observable inputs used in the fair value measurement include the price of Common Stock and the risk-free interest rate. The significant unobservable inputs are the estimated Company credit spread and Common Stock volatility, which were based on comparable companies in the transportation and energy industries.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

		Estimated Fair Value
September 30, 2022	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$50,810	$50,810	$—	$—
LIABILITIES
Long-term debt, including current portion	340,123	—	336,346	—
December 31, 2021
ASSETS
Cash, cash equivalents and restricted cash	$41,220	$41,220	$—	$—
LIABILITIES
Long-term debt, including current portion	364,364	—	372,992	—

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

Property and equipment. During the nine months ended September 30, 2022, the Company recognized impairment charges of $3.4 million. The Company recorded impairment charges of $0.9 million for one FSV classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. In addition, in the third quarter of 2022 the Company recorded impairment charges of $1.2 million for one AHTS as it is not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment and classified such equipment as assets held for sale as of September 30, 2022 as the Company expects to sell the equipment within one year. The impairment charges for the assets held for sale are included in (losses) gains on asset dispositions and impairments in the accompanying consolidated statements of income (loss). During the year ended December 31, 2021, the Company recognized no impairment charges, and none of the Company’s property and equipment had a fair value based on ordinary liquidation value or indicative sales price.

10.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company had unfunded capital commitments of $1.1 million for miscellaneous vessel equipment, $0.3 million of which is payable during the remainder of 2022 and $0.8 million is payable during 2023. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$20.1 million based on a historical potential levy of R$12.87 million (USD $3.7 million and USD $2.4 million, respectively, based on the exchange rate as of September 30, 2022).

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

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal politicians. The National Transportation Safety Board (“NTSB”) and the U.S. Coast Guard are currently investigating the incident to determine the cause of the incident and the Company is fully cooperating with the investigations in all respects. The NTSB held a board meeting on October 18, 2022 to adopt the accident report as well as the determination of the probable cause and any related safety recommendations, and published a synopsis of its forthcoming report. The NTSB anticipates making their final report available to the public approximately four to six weeks following the board meeting. The U.S. Coast Guard is also expected to release a report on its investigations although the timing of such release is uncertain.

Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which has the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. Nearly all injury and death claims in the Limitation Action for which the Company has financial exposure have been resolved, and the remaining claims are those for which the Company is owed contractual defense and indemnity or which will be covered by insurance. There is significant uncertainty regarding the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of September 30, 2022, all previously received invoices related to MNOPF and MNRPF have been settled in full.

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
11.	STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the nine months ended September 30, 2022 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2021	1,163,090
Granted	999,619
Vested	(514,002)
Forfeited	(3,500)
Outstanding as of September 30, 2022 (1)	1,645,207

Stock Option Activity:
Outstanding as of December 31, 2021	1,061,357
Exercised	(34,492)
Outstanding as of September 30, 2022	1,026,865

(1)	Excludes 253,158 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

For the nine months ended September 30, 2022, the Company acquired for treasury 120,751 shares of Common Stock from its directors and/or employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $0.7 million. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan and the Company’s 2020 Equity Incentive Plan.

12.	SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2021 Annual Report. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2022
Operating Revenues:
Time charter	$17,075	$17,551	$11,712	$10,162	$56,500
Bareboat charter	—	—	—	332	332
Other marine services	2,161	60	319	419	2,959
	19,236	17,611	12,031	10,913	59,791
Direct Costs and Expenses:
Operating:
Personnel	7,243	4,694	5,384	2,831	20,152
Repairs and maintenance	2,002	2,110	1,776	1,489	7,377
Drydocking	1,549	383	3,113	1	5,046
Insurance and loss reserves	1,382	359	762	347	2,850
Fuel, lubes and supplies	1,143	2,284	1,426	563	5,416
Other	314	1,580	878	393	3,165
	13,633	11,410	13,339	5,624	44,006
Direct Vessel Profit (Loss)	$5,603	$6,201	$(1,308)	$5,289	15,785
Other Costs and Expenses:
Lease expense	$278	$455	$35	$400	1,168
Administrative and general					9,978
Depreciation and amortization	4,332	3,461	3,974	1,987	13,754
					24,900
Losses on Asset Dispositions and Impairments, Net					(1,783)
Operating Loss					$(10,898)

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2022
Operating Revenues:
Time charter	$34,698	$44,761	$39,278	$30,008	$148,745
Bareboat charter	—	—	—	998	998
Other marine services	6,612	516	828	1,700	9,656
	41,310	45,277	40,106	32,706	159,399
Direct Costs and Expenses:
Operating:
Personnel	17,939	11,756	17,106	10,132	56,933
Repairs and maintenance	4,383	6,327	6,153	5,685	22,548
Drydocking	8,506	1,661	6,325	1	16,493
Insurance and loss reserves	2,809	812	2,017	943	6,581
Fuel, lubes and supplies	2,599	5,247	3,754	1,895	13,495
Other	819	5,279	3,718	1,781	11,597
	37,055	31,082	39,073	20,437	127,647
Direct Vessel Profit	$4,255	$14,195	$1,033	$12,269	31,752
Other Costs and Expenses:
Lease expense	$860	$1,313	$104	$959	3,236
Administrative and general					30,112
Depreciation and amortization	13,532	10,025	12,548	6,228	42,333
					75,681
Gains on Asset Dispositions and Impairments, Net					381
Operating Loss					$(43,548)
As of September 30, 2022
Property and Equipment:
Historical Cost	$259,472	$247,967	$305,880	$179,104	$992,423
Accumulated Depreciation	(122,340)	(80,069)	(91,906)	(27,583)	(321,898)
	$137,132	$167,898	$213,974	$151,521	$670,525
Total Assets (1)	$177,463	$187,495	$231,165	$167,021	$763,144

(1)	Total assets by region does not include corporate assets of $79.8 million as of September 30, 2022.

	United States (primarily Gulf of Mexico)	Africa and Europe (2)	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2021
Operating Revenues:
Time charter	$5,289	$10,446	$13,417	$12,630	$41,782
Other marine services	1,215	(429)	85	1,010	1,881
	6,504	10,017	13,502	13,640	43,663
Direct Costs and Expenses:
Operating:
Personnel	2,428	3,147	5,849	3,627	15,051
Repairs and maintenance	1,266	1,540	1,610	2,120	6,536
Drydocking	239	337	156	39	771
Insurance and loss reserves	462	323	707	697	2,189
Fuel, lubes and supplies	259	1,631	777	1,017	3,684
Other	147	1,424	2,823	823	5,217
	4,801	8,402	11,922	8,323	33,448
Direct Vessel Profit from Continuing Operations	$1,703	$1,615	$1,580	$5,317	10,215
Other Costs and Expenses:
Lease expense	$621	$284	$377	$(173)	1,109
Administrative and general					9,134
Depreciation and amortization	3,936	3,296	4,456	2,618	14,306
					24,549
Gains on Asset Dispositions and Impairments, Net					56
Operating Loss from Continuing Operations					$(14,278)

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2021
Operating Revenues:
Time charter	$10,197	$32,385	$39,744	$35,220	$117,546
Bareboat charter	1,163	—	—	—	1,163
Other	2,488	(922)	476	2,223	4,265
	13,848	31,463	40,220	37,443	122,974
Direct Costs and Expenses:
Operating:
Personnel	5,700	10,620	16,435	10,067	42,822
Repairs and maintenance	2,309	4,926	5,319	4,781	17,335
Drydocking	1,891	1,015	2,407	467	5,780
Insurance and loss reserves	1,912	1,108	1,870	1,918	6,808
Fuel, lubes and supplies	703	3,090	2,417	2,569	8,779
Other	448	4,075	4,010	2,313	10,846
	12,963	24,834	32,458	22,115	92,370
Direct Vessel Profit from Continuing Operations	$885	$6,629	$7,762	$15,328	30,604
Other Costs and Expenses:
Lease expense	$1,988	$910	$434	$89	3,421
Administrative and general					26,897
Depreciation and amortization	11,387	9,908	13,829	8,073	43,197
					73,515
Gains on Asset Dispositions and Impairments, Net					20,436
Operating Loss from Continuing Operations					$(22,475)
As of September 30, 2021
Property and Equipment:
Historical Cost	$248,125	$212,491	$358,356	$170,938	$989,910
Accumulated Depreciation	(122,437)	(66,424)	(85,054)	(29,263)	(303,178)
	$125,688	$146,067	$273,302	$141,675	$686,732
Total Assets (1)	$149,286	$162,815	$274,324	$211,909	$798,334

(1)	Total assets by region does not include corporate assets of $103.7 million as of September 30, 2021.
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

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of September 30, 2022, and 2021, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $1.9 million and $77.4 million, respectively. The significant decrease is the result of the sale of the Company’s interests in MexMar and OVH in the Framework Transactions. Equity in earnings gains of 50% or less owned companies for the nine months ended September 30, 2022 and 2021 were $5.8 million and $10.6 million, respectively.

13.DISCONTINUED OPERATIONS

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

Nine Months Ended September 30,
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

14.SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements except for the consummation of the Exchange Transactions described in Note 5. Long-Term Debt.

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

Overview

The following Management’s Discussion and Analysis (the “MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2021 Annual Report.

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of September 30, 2022, the Company operated a diverse fleet of 60 support vessels, of which 58 were owned or leased-in, and two were managed on behalf of unaffiliated third-parties. The primary users of the Company’s services are major integrated oil companies, large independent oil and natural gas exploration and production companies and emerging independent companies, as well as windfarm operators and installation contractors.

The Company operates and manages a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations including wind farms, (ii) handle anchors and mooring equipment required to tether rigs to the seabed, and assist in placing them on location and moving them between regions, (iii) provide construction, well work-over, maintenance and decommissioning support and (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide accommodations for technicians and specialists.

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

Significant items affecting our results of operations

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

Offshore oil and natural gas market conditions are highly volatile. Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices have steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but have recently decreased to the mid $80 per barrel range.

While the Company has experienced difficult market conditions over the past few years due to low and volatile oil and natural gas prices and the focus of oil and natural gas producing companies on cost and capital spending budget reductions, the increases since the lows experienced during the COVID-19 pandemic in oil and natural gas prices has led to an increase in utilization, day rates and customer inquiries about potential new charters. The Company continues to closely monitor the dynamics related to the COVID-19 pandemic so that it may adjust its operations if necessary.

Certain macro drivers somewhat independent of oil and natural gas prices may support the Company’s business, including: (i) underspending by oil and gas producers during the recent industry downturn leading to pent up demand for maintenance and growth capital expenditures; (ii) improved extraction technologies; and (iii) the need for offshore wind facilities support as the industry grows. While we expect that alternative forms of energy will continue to grow and add to the world’s energy mix, especially as governments, supranational groups and various other parties focus on climate change causes and concerns, the Company believes that for the foreseeable future demand for gasoline and oil will be sustained, as will demand for electricity from natural gas. Some alternative forms of energy such as offshore wind facilities support some of the Company’s businesses and we expect such support to increase as development of such energy expands. Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which in the recent past contributed to an oversaturated market, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A continuation of (i) low customer exploration and drilling activity levels, and (ii) continued excess supply of offshore support vessels whether from laid up fleets or newly built vessels could, in isolation or together, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of September 30, 2022, two of the Company’s 58 owned and leased-in, in-service vessels were cold-stacked worldwide.

Recent Developments

At the end of the third quarter and beginning of the fourth quarter, the Company entered into a series of transactions described in more detail below that resulted in the Company (i) extending $177.4 million that was due in 2023 until 2026, (ii) receiving $66.0 million in proceeds from the sale of its interest in certain joint ventures and (iii) deploying $20.0 million of the sale proceeds as a loan to its former joint venture that will be repaid within the next 12 months.

Exchange Transactions. On October 5, 2022, SEACOR Marine and the Carlyle Investors entered into two agreements pursuant to which SEACOR Marine issued the Carlyle Investors (i) $90.0 million in aggregate principal amount of the Guaranteed Notes and (ii) $35.0 million aggregate principal amount of the New Convertible Notes in exchange for all $125.0 million in aggregate principal amount of SEACOR Marine’s Old Convertible Notes (the “Exchange Transactions”). The Exchange Transactions extended the maturity of $125.0 million of SEACOR Marine’s indebtedness by over 2.5 years from December 2023 to July 2026. For additional information and a summary of the terms of the New Convertible Notes and Guaranteed Notes, see “Note 5. Long Term Debt”.

Framework Agreement Transactions. On September 29, 2022, SEACOR Marine and certain of its subsidiaries, on the one hand, and OTM, CME Ireland, and OVH, on the other hand, entered into the Framework Agreement. OTM and CME Ireland are affiliates of CME. Alfredo Miguel Bejos is the President and Chief Executive Officer of CME and also serves as a member of the board of directors of SEACOR Marine. Prior to the closing of the Framework Agreement Transactions (defined below), the Company indirectly owned 49% of each of MexMar and OVH and the remaining 51% ownership interests were held by OTM. The Company also owned a minority interest in the owner of the PSV SEACOR Marlin, with the remaining ownership interests held by MexMar.

The Framework Agreement provided for, among other things, (i) the sale by SEACOR Marine of the entity that holds its interest in MexMar and OVH to OTM for a purchase price of $66.0 million, (ii) the sale of the AHTS SEACOR Davis to CME Ireland in exchange for the remaining equity interests in the owner of the PSV SEACOR Marlin resulting in SEACOR Marine becoming the sole owner of the PSV SEACOR Marlin, (iii) the transfer of a hybrid battery system from OVH to the Company as repayment in full for a certain vessel loan made by the Company to OVH, and (iv) entry into a bareboat charter agreement between SEACOR Marlin LLC and MexMar (collectively, the “Framework Agreement Transactions”).

Each of the Framework Agreement Transactions were consummated on September 29, 2022. As a result of the consummation of each of the Framework Agreement Transactions, the Company no longer owns any equity interest in either MexMar or in OVH, and the Company owns all of the equity interests in SEACOR Marlin LLC.

Note Receivable. In connection with the closing of the Framework Agreement Transactions, on September 29, 2022, SEACOR Marine Capital purchased all of the outstanding loans under the MexMar Original Facility Agreement for an aggregate amount of $28,831,148.32, representing par value of the loan using proceeds received from the Framework Agreement Transactions. On the same date the MexMar Original Facility Agreement was amended and restated in the MexMar Third A&R Facility Agreement pursuant to which, among other things, MexMar paid down approximately $8.8 million of the loan and agreed to repay the $20.0 million of the loan that remains outstanding by September 30, 2023, through four equal quarterly installments of $5.0 million.

SEACOR Marine Foreign Holdings Credit Facility. On September 29, 2022, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of the Company, entered into SMFH Amendment No. 5 to the SMFH Credit Facility, and in connection therewith the Company entered into the Second A&R SMFH Credit Facility Guaranty.

SMFH Amendment No. 5 and the Second A&R SMFH Credit Facility Guaranty provided for, among other things, (i) a $5.3 million prepayment of the SMFH Credit Facility thereby reducing the amount outstanding thereunder to approximately $74.7 million, (ii) the establishment of Tranche A and Tranche B loans under the SMFH Credit Facility (each as defined in the SMFH Credit Facility) and (iii) the change in the reference rate for Tranche B from LIBOR to SOFR. Tranche A is comprised of approximately $19.8 million of the principal amount of the loan and will maintain the same Margin (as defined in the SMFH Credit Facility) over LIBOR of 4.75% per annum through December 31, 2022, thereafter reverting to 3.75% per annum and the same maturity date of September 30, 2023. Tranche B is comprised of approximately $54.9 million of the principal amount of the loan and permanently maintains the Margin over SOFR (previously LIBOR) at 4.75% per annum and extends the maturity date from September 30, 2023 to March 31, 2026.

On June 15, 2022, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into SMFH Amendment No. 4 to the SMFH Credit Facility and, in connection therewith, SEACOR Marine entered into the A&R SMFH Credit Facility Guaranty. SMFH Amendment No. 4 and the A&R SMFH Credit Facility Guaranty provide for, among other things, the modification of certain financial maintenance and restrictive covenants contained in the guaranty provided by SEACOR Marine with respect to the SMFH Credit Facility, including to amend the definition of Cash and Cash Equivalents to include 35% of the accounts receivable as reported in SEACOR Marine’s financial statements for the second, third and fourth quarter of fiscal year 2022 and to amend the interest coverage ratio through December 31, 2022.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three and nine months (“Current Year Quarter” and “Current Year Nine Months”) ended September 30, 2022 compared with the three and nine months (“Prior Year Quarter” and “Prior Year Nine Months”) ended September 30, 2021. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Time Charter Statistics:
Average Rates Per Day	$13,340		$12,120		$12,305		$11,837
Fleet Utilization	79%		68%		75%		63%
Fleet Available Days	5,336		5,108		16,047		15,790
Operating Revenues:
Time charter	$56,500	94%	$41,782	96%	$148,745	93%	$117,546	96%
Bareboat charter	332	1%	—	—%	998	1%	1,163	1%
Other marine services	2,959	5%	1,881	4%	9,656	6%	4,265	3%
	59,791	100%	43,663	100%	159,399	100%	122,974	100%
Costs and Expenses:
Operating:
Personnel	20,152	34%	15,051	34%	56,933	36%	42,822	35%
Repairs and maintenance	7,377	12%	6,536	15%	22,548	14%	17,335	14%
Drydocking	5,046	8%	771	2%	16,493	10%	5,780	5%
Insurance and loss reserves	2,850	5%	2,189	5%	6,581	4%	6,808	6%
Fuel, lubes and supplies	5,416	9%	3,684	8%	13,495	8%	8,779	7%
Other	3,165	5%	5,217	12%	11,597	7%	10,846	9%
	44,006	74%	33,448	77%	127,647	80%	92,370	75%
Lease expense - operating	1,168	2%	1,109	3%	3,236	2%	3,421	3%
Administrative and general	9,978	17%	9,134	21%	30,112	19%	26,897	22%
Depreciation and amortization	13,754	23%	14,306	33%	42,333	27%	43,197	35%
	68,906	115%	57,997	133%	203,328	128%	165,885	135%
(Losses) Gains on Asset Dispositions and Impairments, Net	(1,783)	(3)%	56	0%	381	0%	20,436	17%
Operating Loss	(10,898)	(18)%	(14,278)	(33)%	(43,548)	(27)%	(22,475)	(18)%
Other (Expense) Income, Net	(4,783)	(8)%	3,410	8%	(16,231)	(10)%	50,451	41%
(Loss) Income from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	(15,681)	(26)%	(10,868)	(25)%	(59,779)	(38)%	27,976	23%
Income Tax Expense (Benefit)	8,418	14%	(725)	(2)%	4,363	3%	12,502	10%
(Loss) Income from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(24,099)	(40)%	(10,143)	(23)%	(64,142)	(40)%	15,474	13%
Equity in Earnings (Losses) Gains of 50% or Less Owned Companies	(254)	(0)%	4,314	10%	5,835	4%	10,584	9%
(Loss) Income from Continuing Operations	(24,353)	(41)%	(5,829)	(13)%	(58,307)	(37)%	26,058	21%
Income from discontinued operations, Net of Tax	—	—%	—	—%	—	—%	22,925	19%
Net (Loss) Income	(24,353)	(41)%	(5,829)	(13)%	(58,307)	(37)%	48,983	40%
Net (Loss) Income attributable to Noncontrolling Interests in Subsidiaries	(2)	(0)%	—	—%	1	0%	1	0%
Net (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(24,351)	(41)%	$(5,829)	(13)%	$(58,308)	(37)%	$48,982	40%

Direct Vessel Profit. Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, “DVP”) is the Company’s measure of segment profitability. DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its regions, without regard to financing decisions (depreciation and interest expense for owned vessels vs. lease expense for leased-in vessels). See “Note 12. Segment Information” to the Unaudited Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” elsewhere in the Quarterly Report on Form 10-Q.

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2022
Time Charter Statistics:
Average Rates Per Day	$21,551	$11,813	$9,507	$14,010	13,340
Fleet Utilization	58%	91%	79%	93%	79%
Fleet Available Days	1,363	1,629	1,564	780	5,336
Operating Revenues:
Time charter	$17,075	$17,551	$11,712	$10,162	$56,500
Bareboat charter	—	—	—	332	332
Other marine services	2,161	60	319	419	2,959
	19,236	17,611	12,031	10,913	59,791
Direct Costs and Expenses:
Operating:
Personnel	7,243	4,694	5,384	2,831	20,152
Repairs and maintenance	2,002	2,110	1,776	1,489	7,377
Drydocking	1,549	383	3,113	1	5,046
Insurance and loss reserves	1,382	359	762	347	2,850
Fuel, lubes and supplies	1,143	2,284	1,426	563	5,416
Other	314	1,580	878	393	3,165
	13,633	11,410	13,339	5,624	44,006
Direct Vessel Profit (Loss)	$5,603	$6,201	$(1,308)	$5,289	15,785
Other Costs and Expenses:
Lease expense	$278	$455	$35	$400	1,168
Administrative and general					9,978
Depreciation and amortization	4,332	3,461	3,974	1,987	13,754
					24,900
Losses on Asset Dispositions and Impairments, Net					(1,783)
Operating Loss					$(10,898)

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia (2)	Latin America	Total
For the Nine Months Ended September 30, 2022
Time Charter Statistics:
Average Rates Per Day	$18,806	$11,089	$9,694	$13,927	$12,305
Fleet Utilization	47%	86%	81%	90%	75%
Fleet Available Days	3,955	4,695	5,015	2,382	16,047
Operating Revenues:
Time charter	$34,698	$44,761	$39,278	$30,008	$148,745
Bareboat charter	—	—	—	998	998
Other marine services	6,612	516	828	1,700	9,656
	41,310	45,277	40,106	32,706	159,399
Direct Costs and Expenses:
Operating:
Personnel	17,939	11,756	17,106	10,132	56,933
Repairs and maintenance	4,383	6,327	6,153	5,685	22,548
Drydocking	8,506	1,661	6,325	1	16,493
Insurance and loss reserves	2,809	812	2,017	943	6,581
Fuel, lubes and supplies	2,599	5,247	3,754	1,895	13,495
Other	819	5,279	3,718	1,781	11,597
	37,055	31,082	39,073	20,437	127,647
Direct Vessel Profit	$4,255	$14,195	$1,033	$12,269	31,752
Other Costs and Expenses:
Lease expense	$860	$1,313	$104	$959	3,236
Administrative and general					30,112
Depreciation and amortization	13,532	10,025	12,548	6,228	42,333
					75,681
Gains on Asset Dispositions and Impairments					381
Operating Loss					$(43,548)
As of September 30, 2022
Property and Equipment:
Historical cost	$259,472	$247,967	$305,880	$179,104	$992,423
Accumulated depreciation	(122,340)	(80,069)	(91,906)	(27,583)	(321,898)
	$137,132	$167,898	$213,974	$151,521	$670,525
Total Assets (1)	$177,463	$187,495	$231,165	$167,021	$763,144

(1)	Total assets by region does not include corporate assets of $79.8 million as of September 30, 2022.
(2)	In the second quarter of 2022, the Company removed from service one specialty vessel in this region. Regional statistics reflect the removed from service status of this vessel.

	United States (primarily Gulf of Mexico)	Africa and Europe (1)	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2021
Time Charter Statistics:
Average Rates Per Day	$18,702	$9,551	$10,374	$16,240	$12,120
Fleet Utilization	27%	77%	73%	92%	68%
Fleet Available Days	1,062	1,417	1,780	849	5,108
Operating Revenues:
Time charter	$5,289	$10,446	$13,417	$12,630	$41,782
Other	1,215	(429)	85	1,010	1,881
	6,504	10,017	13,502	13,640	43,663
Direct Costs and Expenses:
Operating:
Personnel	2,428	3,147	5,849	3,627	15,051
Repairs and maintenance	1,266	1,540	1,610	2,120	6,536
Drydocking	239	337	156	39	771
Insurance and loss reserves	462	323	707	697	2,189
Fuel, lubes and supplies	259	1,631	777	1,017	3,684
Other	147	1,424	2,823	823	5,217
	4,801	8,402	11,922	8,323	33,448
Direct Vessel Profit from Continuing Operations	$1,703	$1,615	$1,580	$5,317	10,215
Other Costs and Expenses:
Lease expense	$621	$284	$377	$(173)	1,109
Administrative and general					9,134
Depreciation and amortization	3,936	3,296	4,456	2,618	14,306
					24,549
Gains on Asset Dispositions and Impairments					56
Operating Loss from Continuing Operations					$(14,278)

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

	United States (primarily Gulf of Mexico) (2)	Africa and Europe (3)	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2021
Time Charter Statistics:
Average Rates Per Day	$17,677	$10,664	$9,637	$16,066	$11,837
Fleet Utilization	16%	73%	76%	87%	63%
Fleet Available Days	3,692	4,138	5,452	2,508	15,790
Operating Revenues:
Time charter	$10,197	$32,385	$39,744	$35,220	$117,546
Bareboat charter	1,163	—	—	—	1,163
Other	2,488	(922)	476	2,223	4,265
	13,848	31,463	40,220	37,443	122,974
Direct Costs and Expenses:
Operating:
Personnel	5,700	10,620	16,435	10,067	42,822
Repairs and maintenance	2,309	4,926	5,319	4,781	17,335
Drydocking	1,891	1,015	2,407	467	5,780
Insurance and loss reserves	1,912	1,108	1,870	1,918	6,808
Fuel, lubes and supplies	703	3,090	2,417	2,569	8,779
Other	448	4,075	4,010	2,313	10,846
	12,963	24,834	32,458	22,115	92,370
Direct Vessel Profit from Continuing Operations	$885	$6,629	$7,762	$15,328	30,604
Other Costs and Expenses:
Lease expense	$1,988	$910	$434	$89	3,421
Administrative and general					26,897
Depreciation and amortization	11,387	9,908	13,829	8,073	43,197
					73,515
Gains on Asset Dispositions and Impairments					20,436
Operating Loss from Continuing Operations					$(22,475)
As of September 30, 2021
Property and Equipment:
Historical cost	$248,125	$212,491	$358,356	$170,938	$989,910
Accumulated depreciation	(122,437)	(66,424)	(85,054)	(29,263)	(303,178)
	$125,688	$146,067	$273,302	$141,675	$686,732
Total Assets (1)	$149,286	$162,815	$274,324	$211,909	$798,334

(1)	Total assets by region does not include corporate assets of $103.7 million as of September 30, 2021.
(2)	In the second quarter of 2021, the Company removed from service four liftboats in this region. Regional statistics reflect the removed from service status of these vessels.
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

For additional information, the following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	Anchor handling towing supply	Fast support	Supply	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2022
Time Charter Statistics:
Average Rates Per Day	$8,848	$9,907	$13,772	$27,447	$—	$13,340
Fleet Utilization	67%	90%	78%	65%	—%	79%
Fleet Available Days	552	2,116	1,840	828	—	5,336
Operating Revenues:
Time charter	$3,256	$18,837	$19,687	$14,720	$—	$56,500
Bareboat charter	—	—	332	—	—	332
Other marine services	(183)	(15)	720	1,421	1,016	2,959
	3,073	18,822	20,739	16,141	1,016	59,791
Direct Costs and Expenses:
Operating:
Personnel	1,022	5,289	8,427	5,419	(5)	20,152
Repairs and maintenance	304	2,738	2,839	1,560	(64)	7,377
Drydocking	28	656	1,025	3,337	—	5,046
Insurance and loss reserves	150	410	734	1,552	4	2,850
Fuel, lubes and supplies	399	1,572	2,038	1,408	(1)	5,416
Other	228	1,284	1,275	387	(9)	3,165
	2,131	11,949	16,338	13,663	(75)	44,006
Other Costs and Expenses:
Lease expense	$450	$—	$332	$—	$386	1,168
Administrative and general						9,978
Depreciation and amortization	494	4,972	3,810	4,429	49	13,754
						24,900
Losses on Asset Dispositions and Impairments						(1,783)
Operating Loss						$(10,898)

	Anchor handling towing supply	Fast support	Supply	Liftboats	Other activity (1)	Total
For the Nine Months Ended September 30, 2022
Time Charter Statistics:
Average Rates Per Day	$8,881	$9,264	$13,165	$25,149	$—	$12,305
Fleet Utilization	66%	85%	79%	52%	—%	75%
Fleet Available Days	1,638	6,402	5,460	2,457	90	16,047
Operating Revenues:
Time charter	$9,635	$50,262	$56,493	$32,355	$—	$148,745
Bareboat charter	—	—	998	—	—	998
Other marine services	(486)	(443)	1,339	6,167	3,079	9,656
	9,149	49,819	58,830	38,522	3,079	159,399
Direct Costs and Expenses:
Operating:
Personnel	3,208	15,239	24,509	13,969	8	56,933
Repairs and maintenance	1,163	6,996	9,724	4,704	(39)	22,548
Drydocking	(9)	1,732	2,295	12,475	—	16,493
Insurance and loss reserves	159	1,042	1,713	4,315	(648)	6,581
Fuel, lubes and supplies	758	4,303	5,173	3,243	18	13,495
Other	1,102	4,536	4,254	1,686	19	11,597
	6,381	33,848	47,668	40,392	(642)	127,647
Other Costs and Expenses:
Lease expense	$1,349	$—	$777	$—	$1,110	3,236
Administrative and general						30,112
Depreciation and amortization	1,483	14,927	11,381	14,263	279	42,333
						75,681
Gains on Asset Dispositions and Impairments						381
Operating Loss						$(43,548)
As of September 30, 2022
Property and Equipment:
Historical cost	$27,838	$355,116	$282,599	$290,528	$36,342	$992,423
Accumulated depreciation	(18,396)	(126,048)	(32,103)	(123,779)	(21,572)	(321,898)
	$9,442	$229,068	$250,496	$166,749	$14,770	$670,525

(1)	In the second quarter of 2022, the Company removed from service one specialty vessel. Other activity statistics reflect the removed from service status of this vessel.

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2021
Time Charter Statistics:
Average Rates Per Day	$14,346	$8,455	$11,631	$—	$23,137	$—	$12,120
Fleet Utilization	66%	70%	77%	—%	55%	—%	68%
Fleet Available Days	552	2,208	1,372	92	884	—	5,108
Operating Revenues:
Time charter	$5,224	$13,007	$12,317	$—	$11,234	$—	$41,782
Other marine services	(151)	(121)	221	—	997	935	1,881
	5,073	12,886	12,538	—	12,231	935	43,663
Direct Costs and Expenses:
Operating:
Personnel	1,584	4,588	4,738	35	4,033	73	15,051
Repairs and maintenance	1,044	2,313	2,078	7	1,104	(10)	6,536
Drydocking	(217)	965	23	—	—	—	771
Insurance and loss reserves	193	328	595	3	1,170	(100)	2,189
Fuel, lubes and supplies	388	1,390	1,221	6	668	11	3,684
Other	408	2,021	988	28	1,672	100	5,217
	3,400	11,605	9,643	79	8,647	74	33,448
Other Costs and Expenses:
Lease expense	$354	$693	$—	$—	$(200)	$262	1,109
Administrative and general							9,134
Depreciation and amortization	494	4,929	3,149	—	5,170	564	14,306
							24,549
Gains on Asset Dispositions and Impairments							56
Operating Loss from Continuing Operations							$(14,278)

	Anchor handling towing supply	Fast support	Supply	Specialty	Liftboats (1)	Other activity	Total
For the Nine Months Ended September 30, 2021
Time Charter Statistics:
Average Rates Per Day	$11,139	$8,113	$11,870	$1,732	$24,989	$—	$11,837
Fleet Utilization	64%	67%	74%	64%	42%	—%	63%
Fleet Available Days	1,638	6,514	3,964	273	3,401	—	15,790
Operating Revenues:
Time charter	$11,665	$35,491	$34,578	$301	$35,511	$—	$117,546
Bareboat charter	—	1,163	—	—	—	—	1,163
Other marine services	(438)	(588)	684	35	2,482	2,090	4,265
	11,227	36,066	35,262	336	37,993	2,090	122,974
Direct Costs and Expenses:
Operating:
Personnel	4,081	13,431	12,940	223	11,755	392	42,822
Repairs and maintenance	1,756	7,466	5,252	119	2,714	28	17,335
Drydocking	1,159	3,321	313	—	987	—	5,780
Insurance and loss reserves	486	1,301	1,505	12	3,641	(137)	6,808
Fuel, lubes and supplies	871	3,270	3,258	19	1,341	20	8,779
Other	1,122	4,802	2,752	87	2,291	(208)	10,846
	9,475	33,591	26,020	460	22,729	95	92,370
Other Costs and Expenses:
Lease expense	$1,116	$1,397	$—	$—	$17	$891	3,421
Administrative and general							26,897
Depreciation and amortization	1,483	14,956	9,062	—	16,000	1,696	43,197
							73,515
Gains on Asset Dispositions and Impairments							20,436
Operating Loss from Continuing Operations							$(22,475)
As of September 30, 2021
Property and Equipment:
Historical cost	$50,189	$363,021	$246,862	$3,163	$303,278	$23,397	$989,910
Accumulated depreciation	(33,262)	(112,226)	(17,501)	(3,138)	(116,844)	(20,207)	(303,178)
	$16,927	$250,795	$229,361	$25	$186,434	$3,190	$686,732

(1)	In the second quarter of 2021, the Company removed from service four liftboats in this class. Liftboat statistics reflect the removed from service status of these vessels.

Fleet Counts. The Company’s fleet count as of September 30, 2022 and December 31, 2021 was as follows:

	Owned	Joint Ventured (1)	Leased-in	Managed	Total
September 30, 2022
AHTS	3	—	2	—	5
FSV	22	—	1	2	25
Supply	21	—	—	—	21
Liftboats	9	—	—	—	9
	55	—	3	2	60
December 31, 2021
AHTS	4	—	2	—	6
FSV	23	5	1	1	30
Supply	20	15	—	—	35
Specialty (2)	1	—	—	—	1
Liftboats (3)	9	—	—	—	9
	57	20	3	1	81

(1)

On September 29, 2022, the Company sold its equity interests in each of MexMar and OVH and acquired 100% of the equity interest in SEACOR Marlin LLC, resulting in the Company no longer operating joint-ventured vessels.

(2)

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

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and nine months ended September 30, 2022 and 2021 the Company’s time charter statistics and direct vessel profit in the United States was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$30,158		$—		$32,041
FSV	12,135		—		11,427		—
Supply	16,343		—		15,944		—
Liftboats	27,134		13,179		23,693		13,820
Overall	21,551		18,702		18,806		17,677
Utilization:
AHTS		—%		50%		—%		23%
FSV		56%		—%		47%		—%
Supply		71%		—%		68%		—%
Liftboats (1)		71%		37%		51%		20%
Overall		58%		27%		47%		16%
Available Days:
AHTS	184		184		546		546
FSV	276		276		819		781
Supply	276		84		819		84
Liftboats (1)	627		518		1,771		2,281
Overall	1,363		1,062		3,955		3,692
Operating revenues:
Time charter	$17,075	89%	$5,289	81%	$34,698	84%	$10,197	74%
Bareboat charter	—	—%	—	—%	—	—%	1,163	8%
Other marine services	2,161	11%	1,215	19%	6,612	16%	2,488	18%
	19,236	100%	6,504	100%	41,310	100%	13,848	100%
Direct operating expenses:
Personnel	7,243	38%	2,428	37%	17,939	43%	5,700	41%
Repairs and maintenance	2,002	10%	1,266	19%	4,383	11%	2,309	17%
Drydocking	1,549	8%	239	4%	8,506	21%	1,891	14%
Insurance and loss reserves	1,382	7%	462	7%	2,809	7%	1,912	14%
Fuel, lubes and supplies	1,143	6%	259	4%	2,599	6%	703	5%
Other	314	2%	147	2%	819	2%	448	3%
	13,633	71%	4,801	74%	37,055	90%	12,963	94%
Direct Vessel Profit	$5,603	29%	$1,703	26%	$4,255	10%	$885	6%

(1)	In the second quarter of 2021, the Company removed from service four liftboats in this class. Liftboat Utilization and Available Days reflects the removed from service status of these vessels.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $11.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $6.8 million higher due to the repositioning of vessels between geographic regions, $3.2 million higher due to the acquisition of an additional three PSVs in this region as a result of the OSV Partners Merger and $1.8 million higher due to improved utilization of the core fleet. Other marine services were $0.9 million higher primarily due to business interruption insurance revenue and higher liftboat catering revenues. As of September 30, 2022, the Company had two of 14 owned and leased-in vessels (one AHTS and one liftboat) cold-stacked in this region compared with five of 12 vessels (one AHTS, one FSV, one PSV and two liftboats) as of September 30, 2021.

Direct Operating Expenses. Direct operating expenses were $8.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $4.8 million higher due to the repositioning of vessels between geographic regions, $2.7 million higher due to net fleet additions and $1.3 million higher for the core fleet as a result of vessels changing from bareboat to time charter status and timing of drydockings.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $23.3 million higher in the Current Year Nine Months. Charter revenues were $11.6 million higher due to the repositioning of vessels between geographic regions, $7.7 million higher due to the acquisition of an additional three PSVs in this region as a result of the OSV Partners Merger and $4.0 million higher due to improved utilization of the core fleet. Other marine services were $4.1 million higher primarily due to business interruption insurance revenue and higher management fees and liftboat catering revenues.

Direct Operating Expenses. Direct operating expenses were $24.1 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $12.8 million higher due to the repositioning of vessels between geographic regions, $6.1 million higher due to net fleet additions and $5.2 million higher for the core fleet as a result of timing of drydocking and vessels changing from bareboat to time charter status. The Current Year Nine Months drydocking and repair expenditures included $0.8 million of costs pending adjustment of insurance claims.

Africa and Europe, continuing operations. For the three and nine months ended September 30, 2022 and 2021 the Company’s time charter statistics and direct vessel profit in Africa and Europe was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$9,917		$9,001		$9,953		$8,687
FSV	11,378		9,132		10,690		8,996
Supply	14,020		9,740		12,956		10,008
Liftboats	—		36,010		—		34,856
Overall	11,813		9,551		11,089		10,664
Utilization:
AHTS		100%		99%		99%		99%
FSV		98%		74%		87%		71%
Supply		76%		79%		75%		45%
Liftboats		—%		21%		—%		78%
Overall		91%		77%		86%		73%
Available Days:
AHTS	276		276		819		819
FSV	828		828		2,580		2,463
Supply	525		245		1,296		607
Liftboats	—		68		—		249
Overall	1,629		1,417		4,695		4,138
Operating revenues:
Time charter	$17,551	100%	$10,446	104%	$44,761	99%	$32,385	103%
Other marine services	60	0%	(429)	(4%)	516	1%	(922)	(3%)
	17,611	100%	10,017	100%	45,277	100%	31,463	100%
Direct operating expenses:
Personnel	4,694	27%	3,147	31%	11,756	26%	10,620	34%
Repairs and maintenance	2,110	12%	1,540	15%	6,327	14%	4,926	16%
Drydocking	383	2%	337	3%	1,661	4%	1,015	3%
Insurance and loss reserves	359	2%	323	3%	812	2%	1,108	4%
Fuel, lubes and supplies	2,284	13%	1,631	16%	5,247	12%	3,090	10%
Other	1,580	9%	1,424	14%	5,279	11%	4,075	13%
	11,410	65%	8,402	84%	31,082	69%	24,834	79%
Direct Vessel Profit	$6,201	35%	$1,615	16%	$14,195	31%	$6,629	21%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $7.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $4.1 million higher due to the repositioning of vessels between geographic regions, $2.3 million higher for the core fleet as a result of increased day rates and utilization, and $1.1 million higher due to the reactivation of vessels from cold-stacked status partially offset by $0.4 million of net asset dispositions. As of September 30, 2022, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $3.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $3.3 million higher due to the repositioning of vessels between geographic regions and $0.3 million lower due to net asset dispositions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $12.4 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $5.8 million higher due to the reactivation of vessels from cold-stacked status, $3.8 million higher for the core fleet as a result of increased day rates and utilization, and $3.2 million higher due to the repositioning of vessels between geographic regions partially offset by $0.4 million of net asset dispositions. Other marine services were $1.4 million higher primarily due to the receipt of cash from the settlement of a mediation in our favor.

Direct Operating Expenses. Direct operating expenses were $6.2 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $6.1 million higher due to the repositioning of vessels between geographic regions and $1.0 million higher due to the reactivation of vessels from cold-stacked status partially offset by $0.6 million of net asset dispositions and $0.3 million of decreased expenses for the core fleet.

Middle East and Asia. For the three and nine months ended September 30, 2022 and 2021 the Company’s time charter statistics and direct vessel (loss) profit in the Middle East and Asia was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,643		$—		$5,660		$5,834
FSV	8,223		8,061		7,763		7,492
Supply	7,906		7,565		8,861		7,781
Liftboats	29,000		25,332		29,000		25,253
Specialty (1)	—		—		—		1,732
Overall	9,507		10,374		9,694		9,637
Utilization:
AHTS		100%		—%		99%		41%
FSV		91%		81%		92%		78%
Supply		63%		75%		72%		71%
Liftboats		50%		100%		61%		100%
Specialty (1)		—%		—%		—%		64%
Overall		79%		73%		81%		76%
Available Days:
AHTS	92		92		273		273
FSV	828		921		2,457		2,724
Supply	460		491		1,649		1,636
Liftboats	184		184		546		546
Specialty (1)	—		92		90		273
Overall	1,564		1,780		5,015		5,452
Operating revenues:
Time charter	$11,712	97%	$13,417	99%	$39,278	98%	$39,744	99%
Other marine services	319	3%	85	1%	828	2%	476	1%
	12,031	100%	13,502	100%	40,106	100%	40,220	100%
Direct operating expenses:
Personnel	5,384	45%	5,849	43%	17,106	43%	16,435	41%
Repairs and maintenance	1,776	15%	1,610	12%	6,153	15%	5,319	13%
Drydocking	3,113	26%	156	1%	6,325	16%	2,407	6%
Insurance and loss reserves	762	6%	707	5%	2,017	5%	1,870	5%
Fuel, lubes and supplies	1,426	12%	777	6%	3,754	9%	2,417	6%
Other	878	7%	2,823	21%	3,718	9%	4,010	10%
	13,339	111%	11,922	88%	39,073	97%	32,458	81%
Direct Vessel (Loss) Profit	$(1,308)	-11%	$1,580	12%	$1,033	3%	$7,762	19%

(1)	In the second quarter of 2022, the Company removed from service one specialty vessel in this region. Specialty statistics reflect the removed from service status of this vessel.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.0 million lower for the core fleet as a result of decreased day rates and utilization and $0.8 million lower due to the repositioning of vessels between geographic regions partially offset by a $1.1 million increase due to the acquisition of an additional two PSVs in this region as a result of the OSV Partners Merger. As of September 30, 2022, the Company had no owned or leased-in vessels cold-stacked in this region compared with two of 19 owned and leased-in vessels (one Specialty and one PSV) as of September 30, 2021.

Direct Operating Expenses. Direct operating expenses were $1.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.4 million higher for the core fleet primarily due to the timing of certain drydocking and repair expenditures and $1.3 million higher due to net fleet additions partially offset by $1.3 million due to the repositioning of vessels between geographic regions. The Current Year Quarter drydocking and repair expenditures included $2.0 million of costs pending adjustment of insurance claims.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $0.5 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $2.9 million lower for the core fleet as a result of decreased day rates and utilization and $0.6 million lower due to the repositioning of vessels between geographic regions partially offset by a $3.0 million increase due to the acquisition of an additional two PSVs in this region as a result of the OSV Partners Merger.

Direct Operating Expenses. Direct operating expenses were $6.6 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $4.0 million higher due to net fleet additions and $3.3 million higher for the core fleet primarily due to the timing of certain drydocking and repair expenditures partially offset by $0.7 million due to the repositioning of vessels between geographic regions. The Current Year Nine Months drydocking and repair expenditures included $3.2 million of costs pending adjustment of insurance claims.

Latin America (Brazil, Mexico, Central and South America). For the three and nine months ended September 30, 2022 and 2021 the Company’s time charter statistics and direct vessel profit in Latin America was as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
FSV	$8,421		$7,785		$8,061		$7,663
Supply	15,797		15,379		15,527		15,429
Liftboats	24,901		36,742		25,801		37,941
Overall	14,010		16,240		13,927		16,066
Utilization:
FSV		97%		100%		96%		89%
Supply		94%		90%		93%		90%
Liftboats		10%		85%		34%		71%
Overall		93%		92%		90%		87%
Available Days:
FSV	184		184		546		546
Supply	579		552		1,696		1,638
Liftboats	17		113		140		324
Overall	780		849		2,382		2,508
Operating revenues:
Time charter	$10,162	93%	$12,630	93%	$30,008	92%	$35,220	94%
Bareboat charter	332	3%	—	—%	998	3%	—	—%
Other marine services	419	4%	1,010	7%	1,700	5%	2,223	6%
	10,913	100%	13,640	100%	32,706	100%	37,443	100%
Direct operating expenses:
Personnel	2,831	26%	3,627	27%	10,132	31%	10,067	27%
Repairs and maintenance	1,489	14%	2,120	16%	5,685	17%	4,781	13%
Drydocking	1	0%	39	0%	1	0%	467	1%
Insurance and loss reserves	347	3%	697	5%	943	3%	1,918	5%
Fuel, lubes and supplies	563	5%	1,017	7%	1,895	6%	2,569	7%
Other	393	4%	823	6%	1,781	5%	2,313	6%
	5,624	52%	8,323	61%	20,437	62%	22,115	59%
Direct Vessel Profit	$5,289	48%	$5,317	39%	$12,269	38%	$15,328	41%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $2.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.6 million lower due to the repositioning of vessels between geographic regions and $0.5 million higher for the core fleet as a result of increased day rates and utilization. As of September 30, 2022, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $2.7 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the repositioning of vessels between geographic regions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $4.2 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $6.0 million lower due to the repositioning of vessels between geographic regions and $1.8 million higher for the core fleet as a result of increased day rates and utilization.

Direct Operating Expenses. Direct operating expenses were $1.7 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $4.7 million lower due to the repositioning of vessels between geographic regions and $3.0 million higher for the core fleet primarily due to the timing of certain repair expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter and Current Year Nine Months was essentially flat compared with the Prior Year Quarter and Prior Year Nine Months.

Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Year Nine Months were $0.8 million higher and $3.2 million higher compared to the Prior Year Quarter and Prior Year Nine Months, respectively, due to increases in salaries and benefits expenses in the Current Year Quarter and Current Year Nine Months.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Year Nine Months were $0.6 million lower and $0.9 million lower compared to the Prior Year Quarter and Prior Year Nine Months, respectively, primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one AHTS in exchange for the remaining equity interests in SEACOR Marlin LLC and recorded a gain on the sale of MexMar, OVH and other assets of $0.8 million (see “Note 3. Equipment Acquisitions and Dispositions” and “Note 4. Investments, at Equity and Advances to 50% or Less Owned Companies”). In addition, the Company recorded impairment charges of $1.2 million for one leased-in AHTS as it is not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment and classified such equipment as assets held for sale as of September 30, 2022 as the Company expects to sell the equipment within one year. During the Prior Year Quarter there were no vessel sales or impairment charges.

During the Current Year Nine Months, the Company sold one FSV, one liftboat, which was previously removed from service, office space and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million, which included impairment charges of $0.9 million for the FSV classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. Also, the Company sold one AHTS in exchange for the remaining equity interests in SEACOR Marlin LLC and recorded a gain on the sale of MexMar, OVH and other assets of $0.8 million (see “Note 3. Equipment Acquisitions and Dispositions” and “Note 4. Investments, at Equity and Advances to 50% or Less Owned Companies”).

In addition, the Company recorded impairment charges of $1.2 million for one leased-in AHTS as it is not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment and classified such equipment as assets held for sale as of September 30, 2022 as the Company expects to sell the equipment within one year. During the Prior Year Nine Months, the Company sold one PSV, three FSVs and reduced debt payments with hull and machinery insurance proceeds for the liftboat SEACOR Power of $25.0 million, for a total of $30.1 million in cash, resulting in gains of $20.9 million.

Other Income (Expense), Net

For the three and nine months ended September 30, 2022 and 2021, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other Income (Expense):
Interest income	$(123)	$124	$96	$1,245
Interest expense	(7,634)	(6,403)	(21,250)	(21,731)
SEACOR Holdings guarantee fees	—	—	—	(7)
Gain on debt extinguishment	—	—	—	61,994
Derivative gains, net	1	2	—	387
Foreign currency gains (losses), net	2,314	245	4,305	(878)
Gain from return of investments in 50% or less owned companies and other, net	659	9,442	618	9,441
	$(4,783)	$3,410	$(16,231)	$50,451

Interest income. Interest income for the Current Year Quarter compared with the Prior Year Quarter was essentially flat. Interest income for the Current Year Nine Months compared with the Prior Year Nine Months decreased primarily due to interest received from the IRS due to delays in the payment of the CARES Act tax refunds in the Prior Year Nine Months.

Interest expense. Interest expense was higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to a higher interest rate on the SMFH Credit Facility, the debt assumed as a result of the OSV Partners Merger in the fourth quarter of 2021 and higher interest rates on variable rate debt. Interest expense was lower in the Current Year Nine Months compared with the Prior Year Nine Months primarily due to the extinguishment of $117.3 million of principal outstanding under the FGUSA Credit Facility. This decrease was substantially offset by increases in interest associated with the Tarahumara Shipyard Financing following delivery of one PSV in 2021, the debt assumed as a result of the OSV Partners Merger, a higher interest rate on the SMFH Credit Facility as a result of the entry into Amendment No. 4 and higher interest rates on variable rate debt.

Derivative gains, net. Net derivative gains for the Current Year Quarter compared with the Prior Year Quarter were essentially flat. Net derivative gains for the Current Year Nine Months compared to the Prior Year Nine Months decreased due to the Company not having any open forward currency exchange contracts since March 31, 2021.

Foreign currency gains (losses), net. Foreign currency gains for the Current Year Quarter and Current Year Nine Months compared to foreign currency losses for the Prior Year Quarter and Prior Year Nine Months was primarily due to various changes in foreign currencies.

Gain from return of investments in 50% or less owned companies and other, net. Other gains were lower for the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months due to a distribution of $12.0 million from the Company’s MEXMAR Offshore joint venture of which $9.4 million was in excess of the Company’s investment in the joint venture in 2021.

Income Tax Expense

During the nine months ended September 30, 2022, the Company’s effective income tax rate of (7.30)% was primarily due to foreign taxes not creditable against U.S. income taxes, foreign losses for which there is no benefit in the U.S., and the sale of investments in 50% or less owned companies.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $4.6 million lower and earnings for the Current Year Nine Months compared with the Prior Year Nine Months were $4.7 million lower due to the following changes in equity earnings gains (losses) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
MexMar	$(1,689)	$3,634	$2,133	$8,256
MEXMAR Offshore	—	—	—	2,562
SEACOR Arabia	142	1,250	493	427
OSV Partners	—	(473)	—	(1,502)
Offshore Vessel Holdings	929	243	2,571	1,011
Other	364	(340)	638	(170)
	$(254)	$4,314	$5,835	$10,584

MexMar, OVH and SEACOR Marlin. On September 29, 2022, each of the Framework Agreement Transactions were consummated. As a result of the consummation of each of the Framework Agreement Transactions, the Company no longer owns any equity interest in either MexMar or in OVH, and the Company owns all of the equity interests in SEACOR Marlin LLC. As a result, the Company expects its Equity in earnings of 50% or less owned companies not to be significant in future periods. For additional information See “—Recent Developments—Framework Agreement Transactions”.

OSV Partners. On December 31, 2021, SEACOR Marine, SEACOR Offshore OSV and OSV Partners I entered into the Merger Agreement pursuant to which OSV Partners I merged with and into SEACOR Offshore OSV, with SEACOR Offshore OSV surviving the merger. As a result of the OSV Partners Merger, the five 201’, 1,900 tons deadweight capacity, PSVs owned by OSV Partners I are now 100% owned by the Company and no longer included as equity in earnings.

MEXMAR Offshore. On December 9, 2021, the Company transferred its 49% interest in MEXMAR Offshore International LLC (“MEXMAR Offshore”) to a subsidiary of CME for nominal consideration and a transaction fee of $0.2 million. As of December 31, 2021, the Company does not have any ownership interest in MEXMAR Offshore.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its debt facilities. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, construction reserve funds, cash flows from operations and collections of our short-term note receivable. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of September 30, 2022, the Company held balances of cash, cash equivalents and restricted cash totaling $50.8 million. As of September 30, 2021, the Company held balances of cash, cash equivalents and restricted cash totaling $46.4 million. Additionally, the Company had $1.1 million available borrowing capacity under subsidiary credit facilities as of September 30, 2022, compared to $1.4 million as of September 30, 2021. The Company also expects that it will receive $5.0 million for each of the next four quarters as MexMar pays off the remaining $20.0 million under its loan which is held entirely by the Company.

As of September 30, 2022, the Company had outstanding debt of $340.1 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of September 30, 2022, are as follows (in thousands):

Actual
Remainder 2022	$7,361
2023	196,070
2024	65,334
2025	22,629
2026	31,253
Years subsequent to 2026	48,779
$371,426

As a result of the consummation of the Exchange Transactions, the subsequent event that occurred on October 5, 2022 (see “Note 5. Long-Term Debt”), the Company’s pro forma contractual long-term debt maturities as of October 5, 2022, are as follows (in thousands):

Pro Forma
Remainder 2022	$7,361
2023	71,070
2024	65,334
2025	22,629
2026	156,253
Years subsequent to 2026	48,779
$371,426

As of September 30, 2022, the Company had unfunded capital commitments of $1.1 million for miscellaneous vessel equipment, $0.3 million of which is payable during the remainder of 2022 and $0.8 million of which is payable during 2023. The Company has indefinitely deferred an additional $9.4 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by or (used in):
Operating Activities	$(12,582)	$4,944
Investing Activities	52,932	74,973
Financing Activities	(30,758)	(72,909)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(2)	(21)
Net Change in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	—	(171)
Net Change in Cash, Restricted Cash and Cash Equivalents	$9,590	$6,816

Operating Activities

Cash flows provided by continuing operating activities decreased by $17.5 million in the Current Year Nine Months compared with the Prior Year Nine Months primarily due to income tax refunds received in 2021 partially offset by working capital timing. The components of cash flows provided by and/or used in continuing operating activities during the Current Year Nine Months and Prior Year Nine Months were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
DVP:
United States, primarily Gulf of Mexico	$4,255	$885
Africa and Europe, Continuing Operations	14,195	6,629
Middle East and Asia	1,033	7,762
Latin America	12,269	15,328
Operating, leased-in equipment	(1,656)	(6,365)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(26,268)	(22,860)
SEACOR Holdings management and guarantee fees	—	(7)
Other, net (excluding non-cash losses)	618	168
Dividends received from 50% or less owned companies	2,983	4,515
	7,429	6,055
Changes in operating assets and liabilities before interest and income taxes	(5,193)	(18,636)
Restricted stock vested	(732)	(272)
Director share awards	—	435
Cash settlements on derivative transactions, net	(782)	(1,747)
Interest paid, excluding capitalized interest (1)	(14,286)	(14,895)
Interest received	96	1,245
Income taxes refunded, net	886	32,759
Total cash flows (used in) provided by operating activities	$(12,582)	$4,944

(1)

During the Current Year Nine Months, the Company paid no capitalized interest. During the Prior Year Nine Months, capitalized interest paid and included in purchases of property and equipment for continuing operations was $0.3 million.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Nine Months, net cash provided by investing activities was $52.9 million, primarily as a result of the following:

•	capital expenditures were $0.3 million;
•

the Company sold one FSV, one liftboat, which was previously removed from service, office space and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million;

•	the Company received $0.5 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes;
•	the Company received $66.0 million of cash proceeds from the sale of investments in, and advances to, its 50% or less owned companies in the Framework Agreement Transactions; and
•	the Company deployed $28.8 million to acquire the loans under the MexMar Original Facility Agreement and received $8.8 million of principal payments under such loan.

During the Prior Year Nine Months, net cash provided by investing activities was $75.0 million, primarily as a result of the following:

•	capital expenditures were $6.6 million;
•	the Company sold three FSVs, one PSV and reduced debt payments with hull and machinery insurance proceeds from the liftboat SEACOR Power of $25.0 million, for a total of $30.1 million;

•

the Company completed the sale of Windcat Workboats for net proceeds of $38.7 million ($42.2 million cash, less $3.5 million cash held at Windcat Workboats that was included in the assets purchased by the Windcat Buyer);

•	the Company made investments in, and advances to, its 50% or less owned companies of $0.7 million;
•	the Company received a distribution from its MEXMAR Offshore joint venture in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment balance of $2.6 million; and
•	the Company received $4.0 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes.

Financing Activities

During the Current Year Nine Months, net cash used in financing activities was $30.8 million, primarily as a result of the following:

•	the Company made scheduled payments on long-term debt and other obligations of $30.7 million;
•	the Company received $0.2 million proceeds from the exercise of stock options; and
•	the Company made payments on finance leases of $0.2 million.

During the Prior Year Nine Months, net cash used in financing activities was $72.9 million primarily as a result of the following:

•	the Company made scheduled payments on long-term debt and obligations of $72.1 million; and

•	the Company made payments on debt extinguishment costs of $0.8 million.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, cash generated from operating activities, collections of our short-term note receivable, availability under existing subsidiary financing arrangements and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital needs, debt service requirements and covenant compliance over the short to medium term. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity to ensure it is sufficient to meet its needs as well as to ensure compliance with covenants in its credit facilities.

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

Note Receivable

For a discussion of the Company’s short-term note receivable agreement see “Note 2. Note Receivable” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q. Other then as set forth below there has not been any material changes to the agreement governing the Company’s short-term note receivable during the period.

In connection with the closing of the Framework Agreement Transactions, on September 29, 2022, SEACOR Marine Capital purchased all of the outstanding loans under the MexMar Original Facility Agreement for an aggregate amount of $28,831,148.32, representing par value of the loan using proceeds received from the Framework Agreement Transactions. On the same date the MexMar Original Facility Agreement was amended and restated in the MexMar Third A&R Facility Agreement pursuant to which, among other things, MexMar paid down approximately $8.8 million of the loan and agreed to repay the $20.0 million of the loan that remains outstanding by September 30, 2023, through four equal quarterly installments of $5.0 million.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 5. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 8. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2021 Annual Report. Other then as set forth below there has not been any material changes to the agreements governing the Company’s long-term debt during the period.

On September 29, 2022, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of the Company, entered into SMFH Amendment No. 5 to the SMFH Credit Facility, and in connection therewith the Company entered into the Second A&R SMFH Credit Facility Guaranty.

SMFH Amendment No. 5 and the Second A&R SMFH Credit Facility Guaranty provide for, among other things, (i) a $5.3 million prepayment of the SMFH Credit Facility thereby reducing the amount outstanding thereunder to approximately $74.7 million, (ii) the establishment of Tranche A and Tranche B loans under the SMFH Credit Facility (each as defined in the SMFH Credit Facility) and (iii) the change in the reference rate for Tranche B from LIBOR to SOFR. Tranche A is comprised of approximately $19.8 million of the principal amount of the loan and will maintain the same Margin (as defined in the SMFH Credit Facility) over LIBOR of 4.75% per annum through December 31, 2022, thereafter reverting to 3.75% per annum and the same maturity date of September 30, 2023. Tranche B is comprised of approximately $54.9 million of the principal amount of the loan and permanently maintains the Margin over SOFR (previously LIBOR) at 4.75% per annum and extends the maturity date from September 30, 2023 to March 31, 2026.

On June 15, 2022, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into SMFH Amendment No. 4 to the SMFH Credit Facility and, in connection therewith, SEACOR Marine entered into the A&R SMFH Credit Facility Guaranty. SMFH Amendment No. 4 and the A&R SMFH Credit Facility Guaranty provide for, among other things, the amendment of the definition of Cash and Cash Equivalents to include 35% of the accounts receivable as reported in SEACOR Marine’s financial statements for the second, third and fourth quarter of fiscal year 2022.

The SMFH Credit Facility requires the Company to maintain a minimum balance of Cash and Cash Equivalents equal to the greater of (i) $35.0 million and (ii) 7.5% of Total Debt. As of September 30, 2022, the Company's Cash and Cash Equivalents balance used to test compliance with this covenant was $71.3 million or 24.6% of Total Debt. The Company expects that cash flow from operations, together with accounts receivable balances of the Company for the second, third and fourth quarter of fiscal year 2022, will be sufficient to maintain compliance with this covenant for the foreseeable future. However, if significant events such as the COVID-19 pandemic or the Russia/Ukraine conflict result in a decrease in demand for the Company’s services, it may require us to seek further amendments to this covenant.

On August 2, 2022, SEACOR Marine, SEACOR Offshore Eight LLC, a wholly-owned subsidiary of SEACOR Marine, and certain vessel owning wholly-owned subsidiaries of SEACOR Marine, entered into the 2022 88/888 Amendment to the SEACOR 88/888 Term Loan. The SEACOR 88/888 Term Loan is secured by two vessels and SEACOR Marine has provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder. The 2022 88/888 Amendment provides for, among other things, (i) the extension of the maturity date of the SEACOR 88/888 Term Loan from June 29, 2023 to July 1, 2024, (ii) the change in the reference rate from LIBOR to SOFR and (iii) the amendment of the applicable interest rate margin over SOFR from 3.75% to 4.75%.

On October 5, 2022, SEACOR Marine and the Carlyle Investors entered into two agreements pursuant to which SEACOR Marine issued the Carlyle Investors $90.0 million in aggregate principal amount of the Guaranteed Notes and (ii) $35.0 million aggregate principal amount of the New Convertible Notes in exchange for $125.0 million in aggregate principal amount of SEACOR Marine’s Old Convertible Notes, representing all of the outstanding Old Convertible Notes.

The Guaranteed Notes were issued pursuant to the Guaranteed Notes Exchange Agreement among the Company, as issuer, FG Robert, as the guarantor, and the Carlyle Investors. Pursuant to the Guaranteed Notes Exchange Agreement, the Company has the right to pay interest on the Guaranteed Notes (i) in cash at a rate of 8.0% per annum (“Cash Interest”) or (ii) partly in cash and partly in-kind by increasing the principal amount of the Guaranteed Notes or issuing additional Guaranteed Notes at a rate of 9.5% per annum (“Hybrid Interest”) with the cash portion of the Hybrid Interest bearing interest at a rate of 4.25% per annum and in the in-kind portion of the Hybrid Interest bearing interest at a rate of 5.25% per annum. SEACOR Marine must elect whether it will pay Cash Interest or Hybrid Interest for any interest payment period prior to beginning of such interest payment period. The Guaranteed Notes mature on July 1, 2026. The Guaranteed Notes are guaranteed on a senior unsecured basis by FG Robert, the owner of the LB Robert liftboat.

SEACOR Marine may redeem some or all of the Guaranteed Notes at any time in minimum denominations of $10.0 million, upon not less than 30 nor more than 60 calendar days’ notice, at a price equal to (a) 102% of the principal amount of the Guaranteed Notes redeemed, if redeemed prior to October 1, 2023, (b) 101% of the principal amount of the Guaranteed Notes redeemed, if redeemed on or after October 1, 2023, but prior to October 1, 2024 and (c) 100% of the principal amount of the Guaranteed Notes redeemed, if redeemed on or after October 1, 2024, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date, provided, SEACOR Marine may not redeem the Guaranteed Notes if the principal amount of Guaranteed Notes and New Convertible Notes outstanding will be equal to or less than $50.0 million in the aggregate, unless SEACOR Marine redeems all of the Guaranteed Notes in whole.

The Guaranteed Notes Exchange Agreement contains certain customary covenants that among others, limit the ability of (i) SEACOR Marine and FG Robert to incur indebtedness, (ii) FG Robert to create or incur liens, (iii) SEACOR Marine to create liens on the ownership interest of FG Robert, (iv) FG Robert to sell assets, and (v) SEACOR Marine to sell the ownership interest of FG Robert, as well as customary representations and warranties made by SEACOR Marine and the Carlyle Investors and customary events of default.

The New Convertible Notes were issued pursuant to the Convertible Notes Exchange Agreement among the Company, as issuer, and the Carlyle Investors. The New Convertible Notes bear interest at a rate of 4.25% per annum payable semi-annually in arrears and mature on July 1, 2026. The New Convertible Notes are convertible into shares of Common Stock at the option of the holders at a conversion rate of 85.1064 shares per $1,000 in principal amount of New Convertible Notes (equivalent to a “Conversion Price” of $11.75) or into warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate SEACOR Marine’s compliance with the provisions of the Jones Act. In addition, SEACOR Marine has the right to cause the mandatory conversion of the New Convertibles Notes into Common Stock if the daily VWAP of the Common Stock equals or exceeds (A) in the case of New Convertible Notes held by affiliates of Carlyle, 150% of the Conversion Price and (B) in the case of New Convertible Notes held by any Person other than Carlyle, 115% of the Conversion Price, in each case for each of the 20 consecutive trading days.

If SEACOR Marine undergoes a Company Fundamental Change (as defined in the Convertible Notes Exchange Agreement), the holders of the New Convertible Notes may require SEACOR Marine to purchase for cash all or part of the New Convertible Notes at a price equal to 100% of the principal amount the New

Convertible Notes to be purchased, plus accrued and unpaid interest to the date of purchase. The New Convertible Notes may be redeemed, in whole but not in part and only if certain conditions are met, as more fully described in the Convertible Notes Exchange Agreement, at a price equal to 100% of the principal amount of the New Convertible Notes to be redeemed, plus accrued and unpaid interest to the date of redemption.

Under the Convertibles Notes Exchange Agreement, the Carlyle Investors have the ability to nominate one director to the board of directors of SEACOR Marine.

The Convertible Notes Exchange Agreement contains customary representations and warranties made by SEACOR Marine and the Carlyle Investors and contains customary events of default and covenants.

Future Cash Requirements

For a discussion of the Company’s future cash requirements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2021 Annual Report. There has been no material change in the Company’s future cash requirements, except as described in “Results of Operations - Liquidity and Capital Resources”.

Contingencies

For a discussion of the Company’s contingencies, see “Note 10. Commitments and Contingencies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2021 Annual Report. There has been no material change in the Company’s exposure to market risk during the nine months ended September 30, 2022.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

For a description of developments with respect to pending legal proceedings described in the Company’s 2021 Annual Report, see “Note 10. Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Company’s 2021 Annual Report. There have been no material changes in the Company’s risk factors during the Current Year Quarter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c)	This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
July 1, 2022 to July 31, 2022	—	$—	—	—
August 1, 2022 to August 31, 2022	—	$—	—	—
September 1, 2022 to September 30, 2022	—	$—	—	—

ITEM 3.DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1*

Registration Rights Agreement, dated October 5, 2022, by and among SEACOR Marine Holdings Inc. and the holders of the New Convertible Notes from time-to-time party thereto (incorporated herein by reference to Exhibit 4.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on October 5, 2022 (SEC File No. 001-37966)).

10.1*

Framework Agreement, dated September 29, 2022, by and among, SEACOR Marine Holdings Inc., SEACOR Marine LLC, SEACOR Offshore LLC, SEACOR Marine Capital Inc., Operadora de Transportes Maritimos, S.A. de C.V., CME Drillship Holdings DAC, and Offshore Vessels Holding, S.A.P.I. de C.V. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on October 5, 2022 (SEC File No. 001-37966)).

10.2*

Third Amended and Restated Senior Secured Term Loan Credit Facility Agreement, dated as of September 29, 2022, by and among Mantenimiento Express Maritimo, S.A.P.I. de C.V., SEACOR Marine Capital Inc., and DNB Bank ASA, New York Branch (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on October 5, 2022 (SEC File No. 001-37966)).

10.3*

Amendment No. 5 to Credit Agreement, dated as of September 29, 2022, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., DNB Bank ASA, New York Branch, and the other entities identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on October 5, 2022 (SEC File No. 001-37966)).

10.4*

Second Amended and Restated Guaranty, dated as of September 29, 2022, by SEACOR Marine Holdings Inc. in favor of DNB Bank ASA, New York Branch, as security trustee (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on October 5, 2022 (SEC File No. 001-37966)).

10.5*

Exchange Agreement (Guaranteed Notes), dated as of October 5, 2022, by and among SEACOR Marine Holdings Inc., Falcon Global Robert LLC and CEOF II DE I AIV, L.P., CEOF II Coinvestment (DE), L.P. and CEOF II Coinvestment B (DE), L.P. (incorporated herein by reference to Exhibit 10.5 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on October 5, 2022 (SEC File No. 001-37966)).

10.6*

Exchange Agreement (New Convertible Notes), dated as of October 5, 2022, by and among SEACOR Marine Holdings Inc., and CEOF II DE I AIV, L.P., CEOF II Coinvestment (DE), L.P. and CEOF II Coinvestment B (DE), L.P. (incorporated herein by reference to Exhibit 10.6 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on October 5, 2022 (SEC File No. 001-37966)).

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

*	Incorporated by reference.
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

SEACOR Marine Holdings Inc. (Registrant)

Date:	November 2, 2022	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 2, 2022	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)