Form 10-K
period 2022-12-31
SEACOR Marine Holdings Inc.
filed 2023-03-06
CIK 1690334

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2022 was approximately $135.8 million based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock outstanding as of February 27, 2023 was 26,805,389.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

SEACOR MARINE HOLDINGS INC.

FORM 10-K

i

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1. (Business), Item 1A. (Risk Factors), Item 3. (Legal Proceedings), Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A. (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in Item 1A. (Risk Factors) and Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations). However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time. All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based unless required by law. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

The Company’s corporate governance documents, including SEACOR Marine’s Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters as well as the Company’s Corporate Governance Guidelines and Code of Ethics are available, free of charge, on SEACOR Marine’s website or in print for stockholders who request a copy.

All of the Company’s periodic and other reports filed with the SEC pursuant to Section 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available, free of charge, on SEACOR Marine’s website, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those reports. These reports and amendments are available on SEACOR Marine’s website as soon as reasonably practicable after the Company electronically files the reports or amendments with the SEC. The SEC maintains a website (www.sec.gov) that contains these reports, proxy and information statements and other information.

Business

The Company provides global marine and support transportation services to offshore energy facilities worldwide. The Company operates and manages a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations, including offshore wind farms, (ii) assist offshore operations for production and storage facilities, (iii) provide construction, well work-over, offshore wind farm installation and decommissioning support, (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair and (v) handle anchors and mooring equipment for offshore rigs and platforms. Additionally, the Company’s vessels provide emergency response services and accommodations for technicians and specialists.

On January 12, 2021, the Company completed the announced sale of Windcat Workboats Holdings Limited (“Windcat Workboats”), the Company’s indirect wholly owned subsidiary, and the crew transfer vessel (“CTV”) business of Windcat Workboats (the “Windcat Workboats CTV Business”), which was previously classified as assets held for sale as of the end of the fourth quarter 2020. Unless the context indicates otherwise, the results for all periods presented exclude the CTV operations of the Windcat Workboats CTV Business which are classified as CTV - Discontinued Operations.

For a discussion of risk and economic factors that may impact the Company’s financial position and its results of operations, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equipment and Services

The following tables identify the types of vessels that comprise the Company’s fleet as of December 31 for the indicated years. “Owned” are majority owned and controlled by the Company. “Joint-Ventured” are owned or operated by entities in which the Company does not have a controlling interest. “Leased-in” may either be vessels contracted from leasing companies to which the Company may have sold and leased back such vessels or vessels chartered-in from other third party owners. “Managed” are owned by entities not affiliated with the Company but operated by the Company for a fee. A description of vessel classes follows this table.

						Owned Fleet
	Owned	Joint- Ventured (1)	Leased - in	Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2022 (2)
PSV	21	—	—	—	21	6	5	16
FSV	22	—	1	2	25	10	5	17
Liftboats	9	—	—	—	9	12	7	2
AHTS	3	—	2	—	5	13	—	3
	55	—	3	2	60	9	17	38
2021
PSV	20	15	—	—	35	5	5	15
FSV	23	5	1	1	30	9	5	18
Liftboats (3)	9	—	—	—	9	11	7	2
AHTS	4	—	2	—	6	13	1	3
Specialty (4)	1	—	—	—	1	13	—	1
	57	20	3	1	81	8	18	39
2020
PSV	15	27	—	1	43	4	1	14
FSV	26	5	1	1	33	8	8	18
Liftboats	14	—	1	—	15	13	12	2
AHTS	4	—	2	—	6	12	1	3
Specialty	—	3	—	—	3	—	—	—
CTV - Discontinued Operations (4)	40	5	—	—	45	10	—	40
CTV - Continuing Operations (4)	1	—	—	—	1	12	—	1
	100	40	4	2	146	7	22	78

(1)
In the third quarter of 2022, the Company sold its equity interests in each of MexMar and OVH (as each are defined in “Markets” below) and acquired 100% of the equity interest in SEACOR Marlin LLC, resulting in the Company no longer operating any joint-ventured vessels.
(2)
As of December 31, 2022, 53 of the Company’s owned and leased-in vessels were outfitted with dynamic positioning (“DP”) systems. DP systems enable vessels to maintain a fixed position in close proximity to a rig or platform. The most technologically advanced DP systems have enhanced redundancy in the vessel’s power, electrical, computer and reference systems enabling vessels to maintain accurate position-keeping even in the event of failure of one of those systems (“DP-2”) and, in some cases, in the event of fire and flood (“DP-3”).
(3)
In the second quarter of 2021, the Company removed from service four liftboats. Removed from service vessels are not counted in the active fleet count and therefore not reflected in the above table.
(4)
One owned vessel classified as a CTV - Continuing Operations as of December 31, 2020, was reclassified as a specialty vessel as of January 12, 2021, and then removed from service in the second quarter of 2022. The vessels categorized as CTV - Discontinued Operations in 2020 primarily consisted of the Windcat Workboats CTVs sold in January 2021.

Platform supply vessels (“PSVs”) generally range from 190 to more than 300 feet in length and are primarily used to deliver general cargo, drilling fluids, bulk products, methanol, diesel fuel and water to rigs and platforms where drilling and work-over activity is underway. These vessels can be modified for a wide variety of other uses and missions, including, but not limited to, construction support (typically when fitted with a crane), standby, security, firefighting, and accommodation. Relevant differentiating features of PSVs are total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and bulk products used in the drilling process, tank storage for water and fuel oil, accommodation capacity and fuel efficiency. To improve fuel efficiency, reduce carbon and other emissions, and provide greater redundancy, PSVs are sometimes equipped with hybrid battery power systems. As of December 31, 2022, six of the 21 owned PSVs were equipped with hybrid battery power systems. Additional factors in the commercial marketability of PSVs are operating draft because certain markets are limited in the size of vessel that can work safely, local flag preference, cabotage requirements and regulations. To improve station keeping ability, many modern PSVs have DP systems capabilities. As of December 31, 2022, all 21 of the owned PSVs were equipped with DP-2.

Fast support vessels (“FSVs”) are aluminum hull vessels used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations at greater speeds than traditional steel hull support vessels. FSVs can be catamaran or mono-hull vessels ranging from 145 to 205 feet in length and capable of speeds between 20 to 45 knots with capacities to carry special cargo, support both drilling operations and production services and transport passengers. The Company’s FSV fleet includes vessels that have a passenger capacity of 36 to 150 and, on certain newer FSVs, include reclining seating, ambient lighting and other features to enhance comfort and marketability for passenger transport. FSVs built within the last ten years are sometimes equipped with DP-2 systems, firefighting equipment, hospitals, walk to work and ride control systems for greater comfort and performance. As of December 31, 2022, 21 of the 23 owned and leased-in FSVs were equipped with DP-2 and two were equipped with DP-3. We have been a pioneer in improving the fuel efficiency of FSVs. For instance, our FSV fleet is comprised of vessels with semi-displacement hulls and many of our vessels include Ride Control Technology that optimizes vessel trim and dampens acceleration to reduce fuel consumption. We have also been exploring additional means to cut down on fuel consumption of FSVs, such as through the installation of whole hull ultrasonic antifouling systems. This antifouling technology is currently on 11 of our FSVs.

Liftboats provide a self-propelled, stable platform to perform offshore wind farm installation and maintenance, production platform construction, inspection, maintenance and removal, well intervention and work-over, well production enhancement, well plug and abandonment, pipeline installation and maintenance and diving operations. The length of jacking legs (235 feet to 335 feet for the Company’s liftboats) determines the water depth in which these vessels can work. Other differentiating features are crane lifting capacity and reach, clear deck area, helipad and electrical generating power and accommodation capacity. Liftboats are used in all of our operating areas. As of December 31, 2022, three of the nine owned liftboats were equipped with DP-2, one with DP-1 and the remaining liftboats were not equipped with DP. Liftboats can support projects while elevated out of the water, shutting down all main engines and relying on one generator during the project, realizing a significant reduction in fuel consumption over vessels that can perform similar missions but that would have to run all engines for the same performance.

Anchor handling towing supply vessels (“AHTS”) are used primarily to support offshore drilling activities by towing, positioning and mooring drilling rigs and other marine equipment. AHTS are also used to carry and launch equipment such as remote operated vehicles (“ROVs”) used underwater in drilling and well installation, maintenance, and repair and transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations, including floating offshore wind farm installations. The defining characteristics of AHTS are: (i) horsepower (“bhp”); (ii) Bollard pull, which is the pulling capacity of the AHTS and is important for towing and positioning rigs; (iii) winch size in terms of “line pull” and brake holding capacity; and (iv) wire storage capacity. The Company’s fleet of AHTS has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS are equipped with DP systems and can also carry drilling fluids and bulk products below-deck. As of December 31, 2022, all five of the Company’s owned and leased-in AHTS were equipped with DP-2.

Specialty vessels include anchor handling tugs, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services. We no longer have specialty vessels in the active fleet.

In addition to its existing fleet, as of December 31, 2022, the Company has a construction project in progress for one U.S.-flag, DP-2 FSV with an uncertain delivery date as the Company, at its option, may defer its construction for an indefinite period of time.

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

	2022	2021	2020
United States, primarily U.S. Gulf of Mexico:
PSV	3	3	2
FSV	5	4	7
Liftboats	7	6	12
AHTS	1	2	2
	16	15	23
Africa and Europe, continuing operations:
PSV	6	3	3
FSV	10	10	10
AHTS	3	3	3
Liftboat	—	—	1
CTV - Discontinued Operations	—	—	45
	19	16	62
Middle East and Asia:
PSV	5	7	10
FSV	8	9	9
Liftboats	2	2	2
CTV - Continuing Operations	—	—	1
AHTS	1	1	1
Specialty	—	1	—
	16	20	23
Latin America:
PSV	7	22	28
FSV	2	7	7
Liftboats	—	1	—
Specialty	—	—	3
	9	30	38
Total Foreign Fleet	44	66	123
Total Fleet	60	81	146

United States, primarily U.S. Gulf of Mexico. As of December 31, 2022, 16 vessels were located in this region, including 12 owned, two leased-in and two managed. The Company’s vessels in this market consist primarily of a fleet of FSVs, PSVs and liftboats that support oil and natural gas exploration and production activities, seasonal construction, decommissioning and diving support operations, as well as the construction and maintenance of offshore wind farms.

Africa and Europe, continuing operations. As of December 31, 2022, 19 vessels were located in this region, including 18 owned and one leased-in. The Company’s vessels in this market generally support projects for major oil companies primarily in Angola, Nigeria and the North Sea. On January 12, 2021, the Company completed the sale of its Windcat Workboats CTV Business, comprised of 46 CTVs (45 active vessels and one vessel previously removed from service) located in Europe providing crew transfer to offshore wind farms.

Middle East and Asia. As of December 31, 2022, 16 vessels were located in this region, all of which were owned. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Saudi Arabia, United Arab Emirates, Qatar, Egypt and Israel.

Latin America. As of December 31, 2022, nine vessels were located in this region, all of which were owned. These vessels consist of a fleet of FSVs and PSVs that provide support for exploration and production activities primarily in Mexico and Guyana. From time to time, the Company’s vessels also work in Trinidad and Tobago, Brazil and Colombia. On September 29, 2022, the Company sold its equity interests in Mantenimiento Express Marítimo, S.A.P.I. de C.V. (“MexMar”), and Offshore Vessels Holding, S.A.P.I. de C.V. (“OVH”), and acquired 100% of the equity interest in SEACOR Marlin LLC. As a result, the Company no longer operates 19 of the joint-ventured vessels owned by MexMar and OVH, and acquired one previously joint-ventured vessel owned by SEACOR Marlin LLC.

Seasonality

The demand for the Company’s fleet can fluctuate with weather conditions because maintenance, construction and decommissioning activities are planned during times of the year with more favorable weather conditions. Seasonality is most pronounced for the liftboat fleet in the U.S. Gulf of Mexico and offshore support vessels in the Europe, Middle East and West Africa, with peak demand normally occurring during the summer months. As a consequence of this seasonality, the Company typically schedules drydockings or other repair and maintenance activity during the winter months.

Customers and Contractual Arrangements

The Company’s principal customers are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies. For oil and natural gas customers, the volatility of commodity prices and an increased focus on capital discipline (e.g., limiting spending to existing free cash flow and prioritizing returning money to shareholders) limit their field development and production activities which utilize the Company’s services, as these companies continue to focus on increasing or maintaining efficiency, controlling costs and delaying or abandoning exploration activity and facilities with less promise. However, some of our oil and natural gas customers are increasing their capital expenditures in response to higher post-pandemic demand for energy and are increasing their focus on reliable and secure energy sources while maintaining capital discipline. Additionally, increasing offshore wind farm development, particularly in the U.S., has provided opportunities for the Company to work with new customers.

During the year ended December 31, 2022, two customers, ExxonMobil and SEACOR Marine Arabia LLC (“SEACOR Marine Arabia”), a joint venture that is 45% owned by a subsidiary of SEACOR Marine, through which vessels are in service to Saudi Aramco, were each responsible for over 10% of the Company’s consolidated operating revenues from continuing operations. ExxonMobil and Saudi Aramco were responsible for 18% and 14%, respectively, of the Company’s consolidated revenues from continuing operations in 2022. The Company’s ten largest customers accounted for approximately 63% of the consolidated revenues from continuing operations in 2022. The loss of one or more of these customers could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

In the Company’s operating areas, contracts or charters vary in length from several days to multi-year periods. Many of the Company’s contracts and charters include cancellation clauses without early termination penalties. As a result of cancellations, options and frequent renewals, the stated duration of charters may not correlate with the length of time the vessel is contracted for to provide services to a particular customer.

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

Risks of Foreign Operations

For the years ended December 31, 2022, 2021, and 2020, 72%, 88%, and 89%, respectively, of the Company’s operating revenues from continuing operations and $7.0 million, $15.4 million and ($7.5) million, respectively, of the Company’s equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows or prospects. See the risk factors regarding international operations in “Item 1A. Risk Factors.”

Government Regulation

The Company’s ownership, operation, construction and staffing of vessels is subject to significant regulation under various international, federal, state and local laws, regulations and conventions, including international conventions and ship registry laws of the nations under which the Company’s vessels are flagged, especially with respect to foreign ownership, health, safety, environmental protection and vessel and port security. The following summary is intended to highlight key regulations applicable to the Company’s operations and vessels, and is not intended to be comprehensive.

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

Regulatory Matters

Most of the vessels operated by the Company are registered in foreign jurisdictions, with the remainder registered in the U.S. Vessels are subject to the laws of the applicable jurisdiction as to ownership, registration, manning, environmental protection and safety. In addition, the Company’s vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”); (ii) the International Convention for the Safety of Life at Sea, 1974 and 1978 Protocols (“SOLAS”); (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”); (iv) the Maritime Labour Convention, 2006 (the “MLC”); and (v) the International Ship and Port Facility Security Code (the “ISPS Code”).

Domestically registered vessels are subject to the jurisdiction of the U.S. Coast Guard (“USCG”), the U.S. Customs and Border Protection (“CBP”), the U.S. Environmental Protection Agency (“EPA”) and the U.S. Maritime Administration (“MARAD”), as well as in certain instances applicable state and local laws. The Company’s operations may be, from time to time, regulated by the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) and its Safety and Environmental Management System regulations, and the Company must also periodically certify that its maritime operations adhere to those regulations. These agencies and organizations establish safety requirements and standards and, together with the National Transportation Safety Board (“NTSB”), are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. The Company is also subject to the requirements of the Occupational Safety and Health Act (“OSHA”), and comparable state laws and regulations that govern the protection of the health and safety of employees.

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

To facilitate compliance with the Jones Act, SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws: (i) limit the aggregate percentage ownership by non-U.S. citizens of any class of SEACOR Marine’s capital stock (including Common Stock) to 22.5% of the outstanding shares of each such class to ensure that ownership by non-U.S. citizens will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorize SEACOR Marine’s Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%; (ii) permit the use of a dual stock certification system to help determine such ownership; (iii) provide that any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against SEACOR Marine and prohibit SEACOR Marine and its transfer agent from registering such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as a stockholder of SEACOR Marine for any purpose whatsoever except to exercise its remedies; (iv) provide that any such excess shares shall not have any voting or dividend rights; (v) permit SEACOR Marine to redeem any such excess shares; and (vi) permit the Board of Directors of SEACOR Marine to make such reasonable determinations as may be necessary to ascertain such ownership and implement such limitations. In addition, SEACOR Marine’s Third Amended and Restated By-Laws limit the number of non-U.S. citizens that may serve as directors and restrict any non-U.S. citizen officer from acting in the absence or disability of the Chairman of the Board of Directors, the Chief Executive Officer or the President of SEACOR Marine. For more information, see SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws, which are filed as exhibits to this Annual Report on Form 10-K.

The Maritime Labour Convention, 2006 (the “MLC”) establishes comprehensive minimum requirements for working conditions of seafarers including, among other things, conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare, and social security protection. The MLC defines seafarer to include all persons engaged in work on a vessel in addition to the vessel’s crew. Under this MLC definition, the Company may be responsible for proving that customer and contractor personnel aboard its vessels have contracts of employment that comply with the MLC requirements. The Company could also be potentially responsible for salaries and/or benefits of third parties that may board one of its vessels. The MLC requires certain vessels that engage in international trade to maintain a valid Maritime Labour Certificate issued by their flag administration. Although the U.S. is not a party to the MLC, U.S.-flag vessels operating internationally must comply with the MLC when visiting a port in a country that is a party to the MLC. As part of its safety management system (“SMS”), the Company maintains a fleetwide plan designed to comply with the MLC to the extent applicable to its vessels.

The hull and machinery of most commercial vessels are classed by an international classification society authorized by its country of registry and subject to survey and inspection by shipping regulatory bodies. The international classification society certifies that a vessel is maintained in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. Certain of the Company's vessels are subject to the periodic inspection, survey, drydocking and maintenance requirements of the USCG, the American Bureau of Shipping (“ABS”) and other marine classification societies.

Under provisions of the Merchant Marine Act of 1936 and Chapter 563 of Title 46 of the U.S. Code, the Company’s U.S.-flag vessels are subject to requisition, charter or purchase by the U.S. government under certain terms and conditions during a national emergency declared by Presidential Proclamation as described further in the risk factor under the heading “Under certain circumstances, the Company’s vessels are subject to requisition for ownership or use by governmental agencies” under “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Vessels registered under other flag states may also be subject to requisition or purchase in accordance with applicable local law.

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

The International Safety Management Code (“ISM Code”), adopted by the International Maritime Organization (the “IMO”) as an amendment to SOLAS, provides international standards for the safe management and operation of ships and for the prevention of marine pollution from ships. The U.S. enforces the ISM Code for all U.S.-flag vessels and those foreign-flag vessels that call at U.S. ports. All of the Company’s vessels that are 500 or more gross tons are certified as required under the standards set forth in the ISM Code’s safety and pollution protocols. The Company also voluntarily complies with these protocols for some vessels that are under the mandatory 500-gross ton threshold and many of the Company’s customers contractually require compliance with these protocols regardless of the gross tonnage of the vessel. Under the ISM Code, vessel operators are required to develop an extensive SMS applicable to the vessel and shoreside personnel that includes, among other things, the adoption of a written system of safety and environmental protection policies setting forth instructions and procedures for operating their vessels subject to the ISM Code and describing procedures for responding to emergencies. The ISM Code also requires a Document of Compliance to be obtained for the vessel manager and a Safety Management Certificate to be obtained for each vessel subject to the ISM Code that it operates or manages. The Company believes that it has complied with these requirements in all material respects.

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

OPA 90 requires vessel owners and operators to establish and maintain with the USCG evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. In recent years, the Company has satisfied USCG regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. OPA 90 regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability for any discharge of hazardous substances, similar to OPA 90, and provides compensation for cleanup, removal and natural resource damages. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5.0 million, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.

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

MARPOL is the main international convention covering prevention of pollution of the marine environment by vessels from operational or accidental discharges. It is implemented in the U.S. pursuant to the Act to Prevent Pollution from Ships. Since the 1990s, the Department of Justice (“DOJ”) has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crew members, shore side personnel, and corporate officers related to violations of MARPOL. Violations have related to pollution prevention devices, such as the oily-water separator, and include falsifying records, obstructing justice, and making false statements. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required most defendants to implement a comprehensive environmental compliance plan (“ECP”) or risk losing the ability to operate in U.S. waters. If the Company is subjected to a DOJ prosecution, it could suffer material adverse effects, including substantial criminal penalties and defense costs, reputational damages and costs associated with the implementation of an ECP.

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

The National Invasive Species Act (“NISA”) was enacted in the U.S. in 1996 in response to growing reports of harmful organisms being released into U.S. waters through ballast water received in foreign ports. The USCG adopted regulations under NISA that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. All new vessels constructed on or after December 1, 2013, regardless of ballast water capacity, must comply with these requirements on delivery from the shipyard absent an extension from the USCG. For non-exempt vessels, ballast water treatment equipment may be required to be used on the vessel. Some U.S. states have enacted legislation or regulations to address the introduction of invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s 2013 VGP certification. Other states may proceed with the enactment of similar requirements that could increase the Company’s costs of operating in state waters. The Company believes that all of its vessels maintain a ballast water management plan compliant with applicable regulations.

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

The Company’s operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject in the U.S. to the requirements of the Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. From time to time the Company arranges for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. As a general matter, with certain exceptions, vessel owners and operators are required to determine if their wastes are hazardous, obtain a generator identification number, comply with certain standards for the proper management of hazardous wastes, and use hazardous waste manifests for shipments to disposal facilities. Moreover, vessel owners and operators may be subject to more stringent state hazardous waste requirements. If such materials are improperly disposed of by third parties with which the Company contracts, the Company could potentially be held liable for cleanup costs under applicable laws.

MARPOL also governs the discharge of garbage from ships. MARPOL defines certain sea areas, such as the “wider Caribbean region” as “special areas” requiring a higher level of protection than other areas of the sea. Applicable MARPOL regulations provide for strict garbage management procedures and documentation requirements for all vessels and fixed and floating platforms. These regulations impose a general prohibition on the discharge of all garbage unless the discharge is expressly provided for under the regulations. The regulations have greatly reduced the amount of garbage that the Company’s vessels are allowed to dispose of at sea.

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

For operation within the European Union (“E.U.”), the Company’s vessels need to meet the E.U. Ship Recycling Regulation (“E.U. SRR”) that requires survey and record of Inventory of Hazardous Materials (“IHM”). The Company’s fleet is being impacted by changes to MARPOL and the International Code for the Construction and Equipment of Ships carrying Dangerous Chemicals in Bulk (“IBC Code”) which sets out the international standards for the safe carriage, in bulk by sea, of dangerous chemicals and noxious liquid substances (“NLS”). These changes limit the number of dangerous chemicals and NLS cargoes that the Company’s vessels can carry and impose additional requirements that could, in certain instances, functionally preclude their carriage. Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, the E.U., U.S. or other countries where the Company operates that restrict emissions of greenhouse gases could result in financial and operational impacts on the Company’s business (including potential capital expenditures to reduce such emissions).

The Company manages exposure to losses from the above-described treaties, laws and regulations through its development of appropriate risk management programs, including compliance programs, safety management systems and insurance programs. Although the Company believes these programs mitigate its legal risk, there can be no assurance that these programs will be able to prevent all infractions, nor can the Company provide assurances that future regulations or requirements or any discharge or emission of pollutants by the Company will not have a material adverse effect on its business, financial position, results of operations, cash flows or prospects.

In addition to the above description of U.S. and E.U. laws and international conventions, the Company’s foreign operations are subject from time to time to similar laws of other countries.

Security

The USCG, the IMO, states and local ports continue to adopt heightened security procedures related to ports and vessels.

To implement certain portions of the U.S. Maritime Transportation Security Act of 2002 (“MTSA”), the USCG issued regulations in 2003 requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the U.S. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the International Ship and Port Facility Security Code (the “ISPS Code”), creating a new chapter dealing specifically with maritime security. The chapter imposes various detailed security obligations on vessels and port authorities. Included in the various requirements under MTSA and/or the ISPS Code are the following:

•
onboard installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications;
•
onboard installation of ship security alert systems;

•
the development of vessel security plans and facility security plans, as applicable;
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

Industry Hazards and Insurance

Vessel operations involve inherent risks associated with carrying large volumes of cargo and rendering services in a marine environment. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in death or injury to personnel, damage to equipment, loss of operating revenues, contamination of cargo, pollution and other environmental damages and increased costs. The Company maintains hull, liability and war risk, general liability, workers compensation and other customary insurance subject to various deductions, exclusions and coverage caps. The Company also conducts training, drills and safety awareness programs to promote a safe working environment and minimize and respond to hazards.

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

The Sustainability Council is an internal committee that reports to the Nominating and Corporate Governance Committee of the Board of Directors and includes senior executives, operational heads, and safety and health, compliance, and human resources professionals, led by the Company’s Chief Executive Officer. The Sustainability Council collaborates and drives initiatives on all matters related to sustainability, including, but not limited to environmental protection, clean energy technology, social responsibility, employee, contractor and community engagement, health and safety, and community empowerment. Together with the Board of Directors, the Sustainability Council helps establish sustainability goals and integrate them into strategic and tactical business activities across the Company to contribute to risk management and long-term value for all stakeholders.

As part of the Company’s ESG efforts and with the assistance of the Sustainability Council, the Company’s Chief Executive Officer has the primary responsibility for developing, managing, and executing the Company’s human capital strategy. As of December 31, 2022, the Company employed 1,286 individuals directly and indirectly (through crewing or manning agreements), none of whom are members of a union under the terms of an ongoing agreement. Management considers relations with its employees to be good. The Company believes that its success is driven by its employees, and its human capital strategy focuses on the following key areas:

Health and Safety: The Company’s health and safety programs, namely its SMS, are implemented to comply with applicable regulations and follow global standards, as well as address the specific hazards of the Company’s various work environments. The Company regularly conducts management reviews, audits, and inspections onboard its vessels and shore side locations to ensure compliance with applicable regulations, policies, and procedures. The Company is also audited annually by an independent classification society to confirm compliance with applicable regulations and standards. The Company utilizes several metrics to assess the performance of its health and safety policies, procedures, and initiatives, including pollution incidents, lost time incidents, medical incidents, and fatalities. In fiscal year 2022, the Company worked over 5.9 million man-hours across its global businesses, and recorded zero pollution incidents, five medical incidents, and a total recordable incident rate of 0.202.

COVID-19 Health Measures: The health and safety of the Company’s employees is its highest priority. Since the onset of the COVID-19 pandemic, the Company has conducted regular management meetings and implemented several changes to enhance COVID-19 safety and to mitigate related work environment health risks, as well as risks caused by different pathogens. For the Company’s offshore operations, these changes included providing personal protective equipment and implementing COVID-19 vessel response plans across its global fleet which included quarterly fleet-wide shoreside pandemic illness drills and additional onboard illness drills, as well as developed a health screening questionnaire and related guidelines. SEACOR Marine is also installing hydroxyl generators in vessel heating, ventilation, and air conditioning systems primarily to destroy pathogens, viruses and bacteria on surfaces and in the air. For the Company’s onshore employees, the Company has enhanced remote working capabilities as well as other arrangements. In addition, the Company provided access to short-term counseling for any employees dealing with the stress of COVID-19 or other issues.

Diversity, Equity and Inclusion: The Company recognizes the value of diversity, equity and inclusion within its organization and strives to ensure that its workplace reflects the diverse communities in which it operates in order to promote collaboration, innovation, creativity and belonging. The Sustainability Council has been mandated by the Nominating and Corporate Governance Committee to develop strategies to promote diversity, equity and inclusion in the workplace and oversees the Company’s Diversity, Equity and Inclusion Committee, which is responsible for developing policies and practices to recruit, support, promote and retain staff with diverse backgrounds, experiences and attributes.

The Company is proud of its diverse workforce and cross-cultural competences and, as of December 31, 2022, employed individuals from over 37 countries. The Company further recognizes that the maritime industry has traditionally been male dominated, and as a result, the Company is seeking to increase the representation of females by developing practical and innovative strategies. As of December 31, 2022, 30% of SEACOR Marine’s onshore workforce was female, while only a small fraction of its at sea workforce were female seafarers. SEACOR Marine is committed to continuing to recruit and employ qualified candidates regardless of their gender or cultural background or identity.

Training and Talent Development: The Company is committed to the education of its employees and has committed to provide its employees with a variety of learning opportunities, including, but not limited to, leadership training, technical skill development, soft skills development, workplace conduct guidance, and health, safety and security training. The Sustainability Council works collaboratively with SEACOR Marine’s Human Resources department to continually enhance and promote its training programs to attract new talent as well as develop and retain talent within the organization.

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
•
COVID-19 pandemic, epidemics and other outbreaks and their impact and disruption to business operations and workforce;
•
restrictions and limitations imposed by credit facilities on operating and financial flexibility;
•
debt structure;
•
replacement of the London Interbank Offered Rate with the Secured Overnight Financing Rate (or other alternative reference rate);
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
•
failure to successfully complete construction or conversion, repairs, maintenance or routine drydockings of vessels on schedule and on budget;
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
inadequacy of insurance coverage;
•
inadequate indemnification by customers for damage to their property or the property of their other contractors;
•
adverse effects and additional risks to business resulting from significant corporate transactions;
•
prohibition of operation of offshore support vessels in the U.S. resulting from failure to restrict the amount of ownership of SEACOR Marine’s Common Stock by non-U.S. citizens;
•
repeal, amendment, suspension or non-enforcement of the Jones Act;
•
inability to sell off a portion of the business or forfeiture of vessels resulting from restrictions placed on non-U.S. citizen ownership;
•
restrictions placed by SEACOR Marine’s incorporation and formation documents limiting ownership of Common Stock by individuals and entities that are not U.S. citizens may affect liquidity of Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights;
•
inability to access funds and redeem any excess shares to avoid suspension of operations in the U.S. coastwise trade due to non-U.S. citizens owning more than 25% of SEACOR Marine’s Common Stock;
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
•
federal law and state law job-related claims;

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
•
depression of Common Stock price due to provisions in SEACOR Marine’s incorporation and formation documents that may discourage, delay or prevent a change of control of SEACOR Marine or changes in SEACOR Marine’s management;
•
limitations on the ability of holders of Common Stock to obtain a favorable judicial forum for disputes due to forum selection clause restrictions placed by SEACOR Marine’s incorporation and formation documents; and
•
intention not to pay dividends on our Common Stock for the foreseeable future.

Risk Factors Related to the Company’s Business and Industry

The Company is exposed to fluctuating prices of oil and natural gas and decreased demand for oil and natural gas.

The market for the Company’s offshore support services is impacted by the comparative price for exploring, developing, and producing oil and natural gas and by the corresponding supply and demand for oil and natural gas, both globally and regionally. The prices of these commodities are subject to significant volatility. Among other factors, the increased supply of oil and natural gas from the development of unconventional oil and natural gas supply sources, particularly shale, and technologies to improve recovery from current sources have caused volatility in the price of oil and natural gas as well as a reduction of demand and prices charged for offshore support services globally. The increased use of electric cars and the development of alternative sources of energy to hydrocarbons, such as solar and wind power and other developing technology, as well as increasing regulations on greenhouse gas emissions and actions taken and expected to be taken by companies, governments and investors to reduce dependence on hydrocarbon-based fuels, are widely expected to further diminish the demand for oil and natural gas in the coming years. Other factors that influence the supply and demand and the relative price of oil and natural gas include operational issues, natural disasters, weather, political instability, conflicts, civil unrest, the worldwide economic, political and military environment, acts of terrorism, foreign exchange rates, economic conditions and actions by major hydrocarbon-producing countries, as well as sanctions on such countries that prohibit the sale of these commodities. The price of oil and natural gas and the relative cost to extract, proximity to market and political imperatives of countries with offshore deposits affect the willingness to commit investment for contract drilling rigs and offshore support vessels used for offshore exploration, field development and production activities, which in turn affects the Company’s results of operations. Prolonged periods of low oil and natural gas prices or rising costs result in lower demand for the Company’s services and can give rise to impairments of the Company’s assets.

The Company’s operations depend on the level of spending by oil and natural gas companies for exploration, development and production, maintenance and decommissioning activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile over the past few years and are expected to continue to be volatile for the foreseeable future. The volatility of the energy markets generally makes it extremely difficult to predict future oil and natural gas price movements over the long term. For example, oil prices were as high as $107 per barrel during 2014, followed by a near ten-year low of $26 per barrel in February 2016, and then back to $76 per barrel in October 2018. The West Texas Intermediate (“WTI”) front month oil prices experienced unprecedented volatility during 2020 as a result of the COVID-19 pandemic and the related impact on the global economy, including going negative for a short period of time. Oil prices have recovered since the lows hit at the beginning of the COVID-19 pandemic and in June 2022 hit a multi-year high of $122 per barrel primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions imposed on Russia by the U.S., Canada and European countries. By the end of 2022, oil prices decreased to the $80 per barrel range.

Declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand. Since developing offshore oil fields, particularly in deep waters, is one of the most expensive sources of hydrocarbons and providing transportation and logistics services to these markets is the largest component of the Company’s business, the Company is particularly exposed to depressed oil and natural gas prices that last for some period of time. When the Company’s customers experience low commodity prices or come to believe that they will be low in the future, they generally reduce their capital spending for offshore drilling, exploration and field development. The significant decrease in oil and natural gas prices experienced in 2020 as a result of the COVID-19 pandemic and the related effects of the pandemic on the global economy caused a reduction in many of the Company’s customers’ exploratory, drilling, completion and other production activities and, as a result, reduced related spending on the Company’s services. While spending on the Company’s services has steadily improved, the Company’s overall fleet utilization for the years ended December 31, 2022, 2021 and 2020, was 75%, 66% and 55%, respectively. The prolonged reduction in the overall level of exploration and development activities has materially and adversely affected the Company by negatively impacting its fleet utilization, which in turn has negatively affected its revenues, cash flows, profitability and the fair market value of the Company’s vessels. It could also affect the collectability of the Company’s receivables and its ability to retain skilled personnel. Periods of low activity intensify price competition in the industry, which erodes operating margins, and can lead to the Company’s vessels being idle for long periods of time and, in turn, could lead to significant expenses upon reactivation.

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
•
international sanctions on oil producing countries including certain sanctions against Iran, Russia and Venezuela and the acceptance of oil produced by such countries;
•
civil unrest and the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities involving the Middle East, Russia, Venezuela, other oil-producing regions or other geographic areas or acts of terrorism in the U.S. or elsewhere;
•
weather conditions and catastrophic events;
•
environmental regulation and, more generally, the energy transition to non-hydrocarbon sources;
•
regulation of drilling activities and the availability of drilling permits and concessions;
•
the ability of oil and natural gas companies to generate or otherwise obtain funds for capital projects; and
•
increase in the use and exploitation of renewable energy and the development of alternative fuel or energy sources.

The prolonged material downturn in oil and natural gas prices until the recent recovery experienced in 2021 caused a substantial decline in expenditures for exploration, development and production activity, which resulted in a decline in demand and lower rates for the Company’s offshore energy support services and, in turn, lower utilization levels over the last five years. Although activity levels and day rates have recovered somewhat in 2021 and 2022, continued under-investment by our customers or a new decrease in activity could once again reduce the Company’s day rates and its utilization, which would in turn have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. In addition, increases in commodity demand and prices will not necessarily result in an immediate increase in offshore drilling activity since project development lead and planning times, reserve replacement needs, expectations of future commodity demand, energy transition, customer capital discipline, prices and supply of available competing vessels all combine to affect demand for the Company’s vessels.

The Company operates in four primary regions: the U.S., primarily the U.S. Gulf of Mexico; Africa and Europe; the Middle East and Asia; and Latin America, primarily in Mexico and Guyana. The volume of work contributed by each region changes periodically due to a number of factors including how active each region is, how many vessels are working in each region and the changing regulatory landscape of the applicable region. For instance, for the years ended December 31, 2022, 2021, and 2020, approximately 28%, 12% and 11%, respectively, of the Company’s operating revenues were earned in the U.S. The Company has some ability to shift the location of its assets between regions depending upon local regulation and cost of doing business, among many other factors, and, while it has repositioned some assets from less active regions to other regions and may continue to do so in the future, such efforts may not be sufficient to counter any changes in demand in any particular region.

The Company’s operation and workforce faces risks related to the COVID-19 pandemic, epidemics and other outbreaks, which could significantly disrupt the Company’s operations.

While many countries, including the U.S., have relaxed COVID-19 related restrictions that impacted the ability of the Company’s employees to commute to work and travel, restrictions may vary in other regions of the world in which the Company has significant operations. In addition, in the event COVID-19 infection rates increase or there is another epidemic, restrictions may be reinstated and could be more severe than they were previously. Should any such restrictions be reinstated, the Company may experience reduced productivity and an inability to fully support its offshore operations. Particularly in 2020 and 2021, the Company’s operations and financial results were adversely affected by the COVID-19 pandemic as a result of decreased demand for the Company’s services and the increase in costs due to operational changes enacted to enhance crew and onshore employee safety.

Additionally, an outbreak of COVID-19 or other contagious disease on any of the Company’s vessels may result in the vessel, or some or all of the vessel crew, being quarantined, which would hinder the vessel’s ability to generate revenue and the crew’s ability to man any substitute vessel. The Company may also experience challenges in connection with the Company’s offshore crew changes due to health and travel restrictions related to COVID-19 or another pandemic or epidemic. The risks posed by the COVID-19 pandemic or another epidemic could not only materially adversely affect the demand for the Company’s services but could also impact the Company’s ability to provide such services, either of which could have a material adverse effect on the Company’s business. Adverse effects of the COVID-19 pandemic or another epidemic could exacerbate many of the other risks set forth in this “Risk Factors” section and the Company’s other SEC filings, such as those relating to the Company’s financial performance and debt obligations and ability to crew its vessels.

Any additional outbreak of COVID-19, other epidemic and other adverse public health developments, or the fear of such events, may cause similar issues or require the implementation of additional restrictions and precautionary measures. Any such restrictions or precautionary measures may curtail travel or impact the delivery or mobilization of vessels to and from certain countries, or geographic regions, or the ability to crew vessels appropriately. Any prolonged disruption of our delivery or mobilization schedule would likely impact our financial and operating results. A epidemic or other outbreak may impact certain of our crews, which may materially and adversely affect our business, financial condition and results of operations. In addition, to the extent an outbreak of any such diseases cause a deterioration of the global economy it could impact oil and natural gas prices, which in turn could impact our business.

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

Many of the Company’s existing credit facilities impose, and its future credit facilities may impose, restrictions, such as negative covenants and maintenance of financial ratio covenants, which may limit the Company’s operating and financial flexibility. Negative covenants such as limitations on the incurrence of additional indebtedness or liens may affect the Company’s ability to incur additional debt if needed, while asset sale covenants could affect its ability to sell assets to generate liquidity and properly manage its fleet size. Requirements to maintain a minimum level of liquidity could also affect cash available for working capital, capital expenditures, debt service and general corporate purposes. For instance, the SMFH Credit Facility (as defined below) requires the Company to maintain a minimum of Cash and Cash Equivalents (equal to the greater of (i) $35.0 million and (ii) 7.5% of Total Debt (as defined in the SMFH Credit Facility)) (see “Note 9. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company’s ability to maintain financial ratio covenants may be affected by general economic conditions or other events beyond the Company’s control and no assurance can be given that such ratios will be met in the future. If the Company is unable to meet such ratios or is otherwise unable to comply with covenants in these facilities, it may be unable to reach agreements with the lenders under such credit facilities for waivers and/or amendments to the applicable covenants. Failure to comply with these restrictions could result in the lenders accelerating all amounts due under the credit facility and potentially trigger a cross-default or acceleration of the Company’s other credit facilities.

There are risks associated with the Company’s debt structure.

As of December 31, 2022, the Company has $363.8 million of outstanding indebtedness, including $90.0 million in aggregate principal amount of the Company’s 8.0% / 9.5% Senior PIK Toggle Notes due 2026 (the “Guaranteed Notes”), $35.0 million in aggregate principal amount of SEACOR Marine’s 4.25% Convertible Senior Notes due 2026 (the “New Convertible Notes”) and obligations under secured notes and credit facilities secured by mortgages on various vessels. These obligations include $67.9 million of outstanding indebtedness under the loan facility entered into by SEACOR Marine Foreign Holdings Inc., a wholly owned subsidiary of the Company (“SMFH”), on September 26, 2018, and as amended from time to time (the “SMFH Credit Facility”).

The Company’s ability to meet its debt service obligations and refinance its current indebtedness, as well as any future debt that it may incur, will depend upon its ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, the Company’s results of operations, industry cycles, seasonality, the interest rate environment, the general state of the capital markets at the time it seeks to refinance its debt, financial, business and other factors, some of which may be beyond the Company’s control. If the Company cannot repay or refinance its debt as it becomes due, the Company may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, dedicating an unsustainable level of the Company’s cash flow from operations to the payment of principal and interest on its indebtedness and/or reducing the amount of liquidity available for working capital, capital expenditures and general corporate purposes. The Company’s failure to pay or refinance its current or future debt under a credit facility when it becomes due could lead to the acceleration of all amounts due under such facility and potentially trigger a cross-default or acceleration of the Company’s other credit facilities. The Company’s obligations to repay indebtedness and comply with restrictive and/or financial maintenance covenants could also impair its ability to rapidly respond to changes in its business or industry and withstand competitive pressures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital

Resources” for additional information. The Company’s overall debt level and/or market conditions could limit its ability to issue additional debt in amounts and/or on terms that it considers reasonable.

Replacement of the London Interbank Offered Rate (“LIBOR”) with an alternative reference rate may adversely affect interest expense related to outstanding debt.

Amounts drawn under certain of our debt instruments bear interest at rates based on LIBOR. On July 27, 2017, the Financial Conduct Authority in the United Kingdom (the “FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. The FCA ceased publication of U.S. dollar LIBOR after December 31, 2021 in the case of one-week and two-month U.S. dollar LIBOR, and will cease publication after June 30, 2023 in the case of the remaining U.S. dollar LIBOR benchmarks. The Company has outstanding variable rate debt instruments (due 2023 through 2029) totaling $95.6 million that call for the Company to pay interest based on LIBOR plus applicable margins. The SEACOR 88/888 Term Loan and Tranche B under the SMFH Credit Facility transitioned from LIBOR to a Secured Overnight Financing Rate (“SOFR”) as of August 2, 2022, and September 29, 2022, respectively. The remaining facilities are expected to transition from LIBOR to SOFR over the course of 2023.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index and selected SOFR as the preferred alternate rate. The Company expects that the Company’s remaining loans with LIBOR denominated rates will transition to SOFR and contracts will be amended to accommodate the SOFR rate where required. The replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and could result in higher borrowing costs. As SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. A change from LIBOR to SOFR could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on our debt if LIBOR were available in its current form. This may have a negative effect on our financing costs. The impact of the transition from LIBOR to SOFR is uncertain at this time and the consequences of such developments cannot be entirely predicted, but could result in an increase in the cost of our borrowings under our existing credit facilities and any future borrowings. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on our financial condition, results of operations and cash flows.

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

While the Company did not recognize any impairment charges in 2021, during 2022 and 2020, the Company recognized impairment charges of $2.9 million and $18.8 million, respectively, related to tangible assets. Prolonged periods of low utilization or low day or charter rates, the sale of assets below their then carrying value or the decline in market value of the Company’s assets may cause the Company to record additional impairments. If there are indications that the carrying value of any of the Company’s vessels may not be recoverable or if the Company sells assets for less than their carrying value, the Company may recognize additional impairment charges on its fleet.

There is a high level of competition in the offshore marine service industry.

The Company operates in a highly fragmented and competitive industry, and the competitive nature of its industry could depress charter and utilization rates and adversely affect the Company’s financial performance. The Company competes for business on the basis of price, reputation for excellent service, quality, suitability and technical capabilities of its vessels, availability of vessels, safety and efficiency, cost of mobilizing vessels from one market to a different market, and national flag preference. In addition, the Company’s ability to compete in international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors. Furthermore, the Company competes with companies that have undergone significant restructuring which has substantially reduced their debt levels thereby vastly improving their balance sheets.

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

The Company’s industry is highly competitive, with intense price competition and highly sensitive to the supply of vessel capacity. Expansion of the supply of vessels and equipment that serve offshore oil and natural gas operations in the decade prior to 2017 increased competition in the Company’s markets and affected prices charged by operators. Further, the refurbishment of disused or “mothballed” vessels, conversion of vessels from uses other than oil and natural gas exploration and production support and related activities or construction of new vessels and equipment could add vessel and equipment capacity to current worldwide levels. An oversupply of vessels and equipment capacity in the offshore marine market could lower charter rates and result in lower operating revenues, which in turn could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company relies on several customers for a significant share of its revenues, the loss of any of which could adversely affect the Company’s business and operating results.

The Company derives a significant portion of its revenues from a limited number of oil and natural gas exploration, development and production companies. During the years ended December 31, 2022, 2021, and 2020, the Company’s ten largest customers accounted for approximately 63%, 76% and 76%, respectively, of its operating revenues. During the year ended December 31, 2022, two customers, ExxonMobil and SEACOR Marine Arabia, a joint venture through which vessels are chartered to Saudi Aramco, were together responsible for 32% or more of the Company’s operating revenues from continuing operations. In addition, one or more of the Company's joint ventures may rely primarily on a single customer for their revenues. The portion of the Company’s revenues or any of its joint ventures’ revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, the Company’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. In addition, most of the Company’s contracts with its customers can be canceled on relatively short notice and do not commit its customers to acquire specific amounts of services or require the payment of significant liquidated damages upon cancellation. The loss of business from any of the Company’s significant customers could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, it may have a material adverse effect on the Company’s business, financial position, results of operation, cash flows and prospects.

Consolidation of the Company’s customer base could adversely affect demand for its services and reduce its revenues.

In recent years, oil and natural gas companies, energy companies, drilling contractors and other offshore service providers have undergone substantial consolidation and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for the Company’s services. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, which could adversely affect demand for the Company’s vessels thereby reducing its revenues. While increasing offshore wind farm development, particularly in the U.S., has provided opportunities to work with new customers, such opportunities may be insufficient to offset a decline in oil and natural gas customers.

The Company may be unable to maintain or replace its vessels as they age.

As of December 31, 2022, the average age of the Company’s owned vessels was approximately nine years. The Company believes that after a vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. In addition, the Company must maintain its vessels to remain attractive to its customers and comply with regulations, including updating or replacing systems and equipment. However, the Company may be unable to carry out drydockings of its vessels, may be limited by insufficient shipyard capacity or its systems and equipment may become obsolete and unsupported by the manufacturer or other service providers, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels, all of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The failure to successfully complete construction or conversion, repairs, maintenance or routine drydockings of the Company's vessels on schedule and on budget could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

From time to time, the Company may have a number of vessels under conversion and may plan to construct or convert other vessels in response to current and future market conditions. The Company also routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance. Construction and conversion projects, drydockings and other repair and maintenance are subject to risks of delay and cost overruns, resulting from shortages of equipment, supply chain disruptions, lack of shipyard availability, lack of sufficient skilled personnel at the shipyards, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases arising from inflation or otherwise, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in construction, drydockings or other repair and maintenance could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or undergoing drydockings or other repair and maintenance. Significant cost overruns or delays for such vessels could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company’s inability to attract and retain qualified personnel and crew its vessels could have an adverse effect on its business.

Attracting and retaining skilled personnel is an important factor in the Company’s future success. In addition, the success of the Company is dependent upon its ability to adequately crew its vessels. The market for qualified personnel is highly competitive, particularly in the last year, and global and/or regional conflicts, such as the conflict between Russia and Ukraine, may further reduce or restrict the availability of qualified personnel, particularly with respect to certain technical and engineering positions, including marine officers.

The Company cannot be certain that it will be successful in attracting and retaining qualified personnel and crewing its vessels in the future. The Company has faced and may continue to face difficulties attracting, hiring and retaining highly-skilled personnel with appropriate qualifications and may not be able to fill open positions. To attract top talent, the Company has had to offer, and believes it will need to continue to offer, attractive compensation and benefits packages before the Company can validate the productivity of those employees. The Company has increased, and expects to continue to increase, its employee compensation levels in response to competition, as necessary. In addition, the pressures of inflation have increased its costs of labor over the past year or so and will likely continue to do so. Many of the companies with which the Company competes for personnel have greater financial and other resources than the Company does and may be able to absorb the increasing costs of labor easier than the Company can. If the Company fails to retain key personnel and hire, train and retain qualified employees, the Company may not be able to compete effectively and may have increased incident rates as well as regulatory and other compliance failures, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

As part of the Company’s ongoing management of its fleet and personnel, the Company may need to improve its operations and financial systems and recruit additional staff; if the Company cannot improve these systems or recruit suitable employees, the Company’s business and results of operations may be adversely affected.

The Company has and may continue to need to invest in upgrading its operating and financial systems. In addition, the Company may have to recruit additional well‑qualified shoreside administrative and management personnel. The Company may not be able to hire suitable employees. For example, the Company’s operations require technically skilled staff with specialized training. If the Company is unable to employ such technically skilled staff, the Company may not be able to adequately support the operations of the Company’s vessels. If the Company is unable to operate its financial and operations systems effectively or is unable to recruit suitable employees, the Company’s results of operation and its ability to manage and expand its fleet may be adversely affected.

The operations of the Company’s fleet may be subject to seasonal factors.

Demand for the Company’s offshore support services is directly affected by the levels of offshore drilling and production activity of its oil and natural gas customers, and construction and maintenance activity for its wind farm customers. Budgets of many of the Company’s customers are based upon a calendar year, and demand for the Company’s services has historically been stronger in the second and third calendar quarters when allocated budgets are expended by its customers and weather conditions are more favorable for offshore activities in the northern hemisphere. In particular, the demand for the Company’s liftboat fleet in the U.S. Gulf of Mexico and offshore support vessels in Europe, the Middle East and West Africa, are seasonal with peak demand normally occurring during the summer months. Adverse events relating to the Company’s vessels or business operations during peak demand periods could have a significant adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. In addition, seasonal volatility can create unpredictability in activity and utilization rates, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

As of December 31, 2022, three of 58 owned and leased-in vessels were cold-stacked worldwide and, if the industry experiences another downturn, the Company may determine to cold-stack additional vessels in response to such downturn. No assurance can be given that the Company will be able to quickly bring these cold-stacked vessels back into service or that the cost of doing so would not be significant. Cold-stacked vessels do not receive the same level of maintenance as active vessels. As a result and depending on the length of time the vessels are cold-stacked, the Company could incur deferred drydocking costs for regulatory recertification to return these vessels to active service and may incur costs to hire and train mariners to operate such vessels. These costs are difficult to estimate and could be substantial. Delay in reactivating cold stacked vessels and the costs and other expenses related to the reactivation of cold-stacked vessels could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Most of the long-term contracts for the Company’s vessels contain early termination options in favor of the customer. Although some of such contracts have early termination remedies or other provisions designed to discourage the customer from exercising such options, the Company cannot assure investors that its customers would not choose to exercise their termination rights in spite of such remedies or the threat of litigation with the Company. Often these remedies do not fully compensate the Company for loss of the contract. Until replacement of such business with other customers, any termination could adversely affect the Company’s financial condition and results of operations. The Company might not be able to replace such business on economically equivalent terms. In addition, during prior downturns, the Company has experienced customers requesting contractual concessions even though such concessions were contrary to existing contractual terms. While the Company may not be legally required to give concessions, commercial considerations may dictate that it do so. If the Company is unable to collect amounts owed to it or long-term contracts for its vessels are terminated and its vessels are not sufficiently utilized, this could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company relies on information technology, and if it is unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, its operations could be disrupted and its business could be negatively affected.

The Company relies on information technology networks and systems, including the Internet and cloud services, to process, transmit and store electronic and financial information, manage a variety of business processes and activities, and comply with regulatory, legal and tax requirements. The Company also depends on its information technology infrastructure to capture knowledge of its business including its vessel operation systems containing information about vessel positioning and scheduling; to monitor its vessel maintenance and engine systems; to coordinate its business across its bases of operation including cargo delivery and equipment tracking; and to communicate within its organization and with customers, suppliers, partners and other third parties. The Company’s ability to service customers and operate vessels is dependent on the continued operation of these systems. While the Company takes various precautions and has enhanced controls around its systems, like other technology systems, they are susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, telecommunication failures, user errors, catastrophic events, or cyber-attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to its data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems, ransomware, and other electronic security breaches. Over time, these attacks have become increasingly sophisticated and, in some cases, have been conducted or sponsored by “nation state” operators.

The Company’s information technology systems are in some cases integrated, such that damage, disruption or shutdown to the system could result in a more widespread impact. If the Company’s information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company’s business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information, data loss and corruption. While the Company is not currently aware of any material impact from cyber-attacks and the Company continues to devote time and resources to the remediation of such risks, there is the possibility of a material impact from such an attack in the future.

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

Regulation of the offshore marine industry has intensified over the past several decades, and the Company expects this trend to continue. Changes in laws or regulations regarding offshore oil and natural gas exploration and development activities and technical and operational measures, whether or not in connection with specific incidents, may increase the Company’s costs and the costs of its customers’ operations. For instance, in response to fatalities and environmental damages caused by a 2010 explosion on the Deepwater Horizon, a drilling rig operating in the U.S. Gulf of Mexico, various regulatory agencies imposed temporary moratoria on drilling operations and enacted several permanent regulations designed to enhance the safety of operations in the U.S. Gulf of Mexico. Compliance with these new regulations and new interpretations of existing regulations have materially increased the cost of drilling operations in the U.S. Gulf of Mexico. New or additional government regulations or laws concerning drilling operations in the U.S. Gulf of Mexico and other regions have in the past and could in the future materially increase the cost of drilling operations in those markets or cause additional moratoria on drilling activities. These changes could decrease offshore operations or investments by the Company’s current or prospective customers, and thereby reduce the demand for the Company’s services. Moreover, continuing changes in regulation make it more difficult for the Company to implement long-term plans. For these reasons, further changes in regulation could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and natural gas.

The Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the release or continued use of offshore resources for oil and natural gas production. The current extent of permitted offshore leasing is uncertain. New offshore oil and natural gas drilling may be subject to continuing or newly enacted moratoriums. Because the Company’s operations rely on offshore oil and natural gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and natural gas leases (for example, due to a serious accident or release) could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

The Company’s business and operations are subject to federal, state, local and international laws, regulations and treaties relating to environmental protection, including laws and regulations that govern the handling, storage and discharge of various hazardous substances. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, or the suspension or termination of the Company’s operations. Compliance with such laws and regulations frequently requires installation of costly equipment, increased staffing, increased fuel costs, specific training, or operational changes. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it is negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the removal costs and damages resulting from the discharge of oil within the navigable waters of the U.S. and the EEZ. In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. Liability for a catastrophic spill could exceed the Company’s available insurance coverage and result in adverse impacts on the Company, including having to liquidate assets to pay claims. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ongoing cost of complying with these laws and regulations. Additionally, reduced enforcement of existing safety and other laws or regulations may result in a decline in the demand for the Company’s offshore support services that are provided in connection with compliance with such laws or regulations. The Company cannot be certain that existing laws, regulations or standards (and the enforcement thereof), as currently interpreted or reinterpreted in the future, or future laws and regulations and standards will not have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Regulation of the offshore marine services industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident that results in significant pollution or injury could result in additional regulation and lead to strict governmental enforcement or other legal challenges. The variability and uncertainty of current and future shipping regulations could hamper the ability of the Company and its customers to plan for the future or establish long-term strategies. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. For more information, see “Item 1. Business—Governmental Regulations —Regulatory Compliance.”

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

Governments, supranational groups and various other parties around the world, including some of the world’s largest investment managers and proxy advisors, have, in recent years, proposed or adopted new laws, regulations and/or policies pertaining to climate change, carbon emissions or energy use that could result in a reduction in demand for hydrocarbon-based fuel. In fact, many countries and organizations have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures, international treaties and policies may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions. In addition, recent regulations proposed by, among others the SEC, will require reporting of greenhouse gas emissions by U.S. public reporting companies annually (including us), which may result in an increased effort by such companies to reduce such emissions through energy transition initiatives.

Additionally, some institutional investors and other groups have focused on matters affecting the environment, which may result in reduced investment in, or financing available to, the hydrocarbon-based industry. Many of these groups have developed environmental, social and governance standards as benchmarks and are using those benchmarks to inform their investment criteria. Although the Company formed a new Sustainability Council in 2020 to oversee the Company’s enhanced environmental, social and governance program and published its Inaugural Sustainability Report, the Company may not meet these evolving standards or benchmarks and even if it does, these investors and groups may choose to forego investments in oil and natural gas related industries. The Company’s ability to achieve any of its stated sustainability commitments is subject to numerous factors and conditions, many of which are outside of the Company’s control. The Company’s efforts to research, establish, accomplish, and accurately report on these commitments expose it to numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on the Company’s business takes and could negatively impact the Company’s business. Similarly, any actual or perceived failure to achieve the Company’s environmental, social or governance commitments, goals, initiatives or mandates could harm the Company’s reputation, expose it to potential claims or adversely impact its business, stock price or access to capital. Additionally, positions the Company takes or does not take on these issues could negatively impact the Company’s ability to attract or retain customers or employees.

Several governmental and non-governmental bodies continue to request further disclosures of information relating to environmental, social and governance matters. The Company will be exposed to higher costs and enhanced risks of the type described above to the extent it increases its required or voluntary disclosures regarding these matters. The Company’s processes and controls for reporting environmental, social and governance matters are evolving along with multiple disparate standards for identifying, measuring and reporting related metrics. The Company cannot assure you that its processes and controls will successfully permit it to report such data in a manner that complies with its standards or those of others, or is otherwise satisfactory to its various stakeholders and regulators.

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

From time to time, extreme weather causes the Company or its customers to suspend business operations. Climate change may increase the frequency and severity of these extreme weather events and certain adverse weather patterns in the future, which could increase the Company’s exposure to suspended operations and/or put the Company’s properties at risk for weather related damage. Climate change may also affect our ability to procure insurance for the Company’s vessels as well as its facilities in areas with higher exposure to the effects of climate change or to repair and rebuild such facilities if needed in the future. Concern over climate change may also result in new or increased legal or regulatory requirements, which could accelerate the above-described trends towards enhanced regulation of the Company’s operations. In addition, there may be significant physical effects of climate change from such emissions that have the potential to negatively impact the Company’s customers, personnel, and physical assets, any of which could adversely impact cargo levels, the demand for the Company’s services, or the Company’s ability to recruit personnel and operate efficiently.

Climate change-related regulatory activity and developments may adversely affect the Company’s business and financial results by requiring the Company to make capital investments in new equipment or technologies, pay for carbon emissions, purchase carbon offset credits, or otherwise incur additional costs or take additional actions related to its emissions. Such activity may also impact the Company indirectly by increasing our operating costs, including fuel costs. Regulatory developments may also result in the inability to operate ships that do not meet certain standards, the acceleration of the removal of less fuel-efficient ships from the Company’s fleet and impact the resale value of its vessels in the future. In addition, regulatory developments may restrict or limit the Company’s access to certain countries or curtail the Company’s services.

The Company has significant international operations, which subjects it to risks. Unstable political, military and economic conditions in foreign countries where a significant proportion of the Company’s operations is conducted could materially adversely impact its business.

The Company operates vessels and transacts other business worldwide. For the years ended December 31, 2022, 2021 and 2020, 72%, 88% and 89%, respectively, of the Company’s operating revenues and $7.0 million, $15.4 million and ($7.5 million), respectively, of its equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas, tariffs and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and natural gas industry and, correspondingly, on the Company should it operate in an area subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.

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
•
potential noncompliance with a wide variety of laws and regulations, such as the FCPA, and similar non-U.S. laws and regulations, including the United Kingdom (U.K.) Bribery Act 2010;
•
labor strikes;
•
import or export quotas and other forms of public and government regulation;
•
changes in general economic and political conditions;
•
regional conflicts, including in Ukraine;
•
difficulty in staffing and managing widespread operations, including the ability to transfer qualified labor to local operations; and
•
inadequate or delayed response to natural disasters or other major incidents or events in less developed countries.

Some of the Company’s customers are located in emerging markets, which can further exacerbate the foregoing risks.

As a result of “Brexit,” there are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and Cooperation Agreement, and Brexit-related matters may take several years to be clarified and resolved. Brexit may create global economic uncertainty, which may cause the Company’s customers and potential customers to monitor their costs and reduce their budgets for the Company’s services. The Company provides global marine and support transportation services to offshore energy facilities worldwide and our fleet operates globally across multiple locations. Based on our global operating model and the versatility and marketability of our fleet, to date the Company has not seen the impact of Brexit to be significant to the Company. Any of these effects, and others the Company cannot anticipate, could materially adversely affect its business, financial position, results of operations, cash flows and prospects.

Russia’s invasion of Ukraine on February 24, 2022, and its resulting impacts, including supply chain disruptions, increased fuel prices, international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, the Company’s business and services, including our employees from or located in Ukraine. These factors may also have the effect of heightening many other risks to the Company’s business, any of which could materially and adversely affect the business and results of operations.

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

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel in coordination with the USCG. The salvage operations are substantially complete and the Company expects salvage costs to be covered by insurance proceeds.

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state, and federal stakeholders. The NTSB and the USCG have each conducted an investigation to determine the cause of the incident. The Company has and will continue to fully cooperate with the investigations in all respects. On November 3, 2022, the NTSB publicly released its final report, as adopted on October 18, 2022, which determined that the probable cause of the capsizing of the SEACOR Power was a loss of stability that occurred when the vessel was struck by severe thunderstorm winds, which exceeded the vessel’s operation wind speed limits. The NTSB further determined that contributing to the loss of life on the vessel were the speed at which the vessel capsized and the angle at which it came to rest, which made egress difficult, and the high winds and seas in the aftermath of the capsizing, which hampered rescue efforts. The USCG is also expected to release a report on its investigation although the timing of such release is uncertain. The findings of these investigations could harm the Company’s reputation and, in turn, the Company’s competitiveness, or impact the Company’s ability to market and operate liftboats.

Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which had the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. Nearly all injury and death claims in the Limitation Action for which the Company has financial exposure have been resolved, and the remaining claims are those for which the Company is owed contractual defense and indemnity or will be covered by insurance. There is significant uncertainty regarding the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

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

If the Company does not restrict the amount of ownership of its Common Stock by non-U.S. citizens, it could be prohibited from operating offshore support vessels in the U.S., which would adversely impact the Company’s business and operating results.

The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of vessels used to carry passengers and cargo between points in the U.S. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews and be owned and operated by “U.S. citizens” within the meaning of the Jones Act. Compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own or operate the vessels that the Company operates in U.S. coastwise trade. Although SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects by, among other things (i) temporarily or permanently prohibiting the Company from operating vessels in the U.S. coastwise trade, (ii) subjecting the Company to fines and (iii) subjecting the Company’s vessels to seizure and forfeiture.

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

SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-laws limit the ownership of Common Stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act. These restrictions may affect the liquidity of SEACOR Marine’s Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights.

Under the Jones Act, at least 75% of the outstanding shares of each class or series of SEACOR Marine’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-Laws are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of SEACOR Marine’s Common Stock. These restrictions may affect the liquidity of SEACOR Marine’s Common Stock.

Under the provisions of SEACOR Marine’s Third Amended and Restated Certificate of Incorporation, the aggregate percentage of ownership by non-U.S. citizens of any class or series of SEACOR Marine’s capital stock is limited to 22.5% of the outstanding shares of each such class or series to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. SEACOR Marine’s Third Amended and Restated Certificate of Incorporation also restricts ownership of shares of any class or series of its capital stock by a single non-U.S. citizen (and any other non-U.S. citizen whose ownership position would be aggregated with such non-U.S. citizen for purposes of the Jones Act) to not more than 4.9% of the outstanding shares of each such class or series. SEACOR Marine refers to such percentage limitations on ownership by persons who are not U.S. citizens within the meaning of the Jones Act as the “applicable permitted percentage.”

SEACOR Marine’s Third Amended and Restated Certificate of Incorporation provides that any transfer or purported transfer of any shares of any class or series of its capital stock that would otherwise result in ownership (of record or beneficially) by non-U.S. citizens of shares of such class or series in excess of the applicable permitted percentage will be void and ineffective, and neither SEACOR Marine nor its transfer agent will register any such transfer or purported transfer in the Company records or recognize any such transferee or purported transferee as a stockholder of SEACOR Marine for any purpose (including for purposes of voting and dividends) except to the extent necessary to effect the remedies available to SEACOR Marine under its Third Amended and Restated Certificate of Incorporation.

In the event such transfer restriction would be ineffective for any reason, SEACOR Marine’s Third Amended and Restated Certificate of Incorporation provides that if any transfer would otherwise result in ownership (of record or beneficially) by non-U.S. citizens of shares of such class or series in excess of the applicable permitted percentage, such transfer will cause such excess shares to be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries that are U.S. citizens within the meaning of the Jones Act. The proposed transferee will have no rights in the shares transferred to the trust, and the trustee, who will be a U.S. citizen chosen by SEACOR Marine and unaffiliated with SEACOR Marine or the proposed transferee, will have all voting, dividend and distribution rights associated with the shares held in the trust. The trustee will sell such excess shares to a U.S. citizen within 20 days of receiving notice from SEACOR Marine (or as soon thereafter as a sale may be effected in compliance with all applicable securities laws) and distribute to the proposed transferee the lesser of the price that the proposed transferee paid for such shares and the amount received from the sale, and any gain from the sale will be paid to the charitable beneficiary of the trust.

These trust transfer provisions also apply to situations where ownership of a class or series of SEACOR Marine’s capital stock by non-U.S. citizens in excess of the applicable permitted percentage would result from a change in the status of a record or beneficial owner thereof from a U.S. citizen to a non-U.S. citizen or from a repurchase or redemption by SEACOR Marine of shares of its capital stock, in which case such person will receive the lesser of the market price of the shares on the date of such status change or such share repurchase or redemption and the amount received from the sale. As part of the foregoing trust transfer provisions, the trustee will be deemed to have offered the excess shares in the trust to the Company at a price per share equal to the lesser of (i) the market price on the date SEACOR Marine accepts the offer and (ii) the price per share in the purported transfer or original issuance of shares, as described in the preceding paragraph, or the market price per share on the date of the status change or share repurchase or redemption, that resulted in the transfer to the trust.

As a result of the above trust transfer provisions, a proposed transferee that is a non-U.S. citizen, or a record or beneficial owner whose citizenship status change results in excess shares, or whose shares become excess shares as a result of a repurchase or redemption by SEACOR Marine of its capital stock may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss.

To the extent that the above trust transfer provisions would be ineffective for any reason to prevent ownership (of record or beneficially) by non-U.S. citizens of the shares of any class or series of SEACOR Marine’s capital stock in excess of the applicable permitted percentage, SEACOR Marine’s Third Amended and Restated Certificate of Incorporation provides that SEACOR Marine, in its sole discretion, shall be entitled to redeem all or any portion of such excess shares most recently acquired (as determined by SEACOR Marine in accordance with guidelines that are set forth in its Third Amended and Restated Certificate of Incorporation), by non-U.S. citizens, or owned (of record or beneficially) by non-U.S. citizens as a result of a change in citizenship status or a repurchase or redemption by SEACOR Marine of shares of its capital stock, at a redemption price based on a fair market value formula that is set forth in SEACOR Marine’s Third Amended and Restated Certificate of Incorporation. The per share redemption price may be paid, as determined by SEACOR Marine’s Board of Directors, by cash, promissory notes, warrants or a combination thereof. Such excess shares shall not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by SEACOR Marine. As a result of the above provisions, a proposed transferee or owner of SEACOR Marine’s Common Stock that is a non-U.S. citizen may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss. Further, SEACOR Marine may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case its financial condition may be materially weakened.

So that SEACOR Marine may ensure its compliance with the Jones Act, its Third Amended and Restated Certificate of Incorporation permits SEACOR Marine to require that any record or beneficial owner of any shares of its capital stock provide SEACOR Marine with certain documentation concerning such owner’s citizenship. These provisions include a requirement that every person acquiring, directly or indirectly, five percent (5%) or more of the shares of any class or series of SEACOR Marine’s capital stock must provide SEACOR Marine with specified citizenship documentation. In the event that any person does not submit such requested or required documentation to SEACOR Marine, SEACOR Marine’s Third Amended and Restated Certificate of Incorporation provides it with certain remedies, including the suspension of the voting rights of such person's shares of SEACOR Marine’s capital stock and the payment of dividends and distributions with respect to those shares into an escrow account. As a result of non-compliance with these provisions, a record or beneficial owner of the shares of Common Stock may lose significant rights associated with those shares.

In addition to the risks described above, the foregoing restrictions on ownership by non-U.S. citizens could delay, defer or prevent a transaction or change in control that might involve a premium price for SEACOR Marine’s Common Stock or otherwise be in the best interest of its stockholders.

If non-U.S. citizens own more than 22.5% of SEACOR Marine’s Common Stock, SEACOR Marine may not have the funds or the ability to redeem any excess shares and it could be forced to suspend its operations in the U.S. coastwise trade.

SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-Laws contain provisions prohibiting ownership of its Common Stock by persons who are not U.S. citizens within the meaning of the Jones Act, in the aggregate, in excess of 22.5% of such shares, in order to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-Laws permit SEACOR Marine to redeem such excess shares in the event that the transfer of such excess shares to a trust for sale would be ineffective. The per share redemption price may be paid, as determined by SEACOR Marine’s Board of Directors, by cash, promissory notes or warrants. However, SEACOR Marine may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, SEACOR Marine is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25% of any such class or series of its capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, SEACOR Marine will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would likely have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

The Company may not be able to sell vessels to improve its liquidity because it may be unable to locate buyers with access to financing or to complete any sales on acceptable terms or within a reasonable time frame.

The Company may seek to sell some of its vessels to provide liquidity. However, given the volatility in the oil and natural gas industry in general, and the offshore oil and natural gas industry in particular, there may not be sufficient activity in the market to sell the Company’s vessels and the Company may not be able to identify buyers with access to financing or to complete any such sales. Even if the Company is able to locate appropriate buyers for its vessels, any sales may occur on less favorable terms than the terms that might be available in a more liquid market or at other times in the business cycle. In addition, the terms of the Company’s current and future indebtedness may limit its ability to sell assets, including vessels, or require that it use the proceeds from any such sale in a specified manner.

The Company may be unable to collect amounts owed to it by its customers.

The Company typically grants its customers credit on a short-term basis. Related credit risks are inherent as the Company does not typically collateralize receivables due from customers and the Company’s ten largest customers accounted for approximately 63% of the consolidated revenues from continuing operations in 2022. In addition, many of its international customers are state-controlled and, as a result, the Company’s receivables may be subject to local political priorities, which are out of the Company’s control. The Company provides estimates for uncollectible accounts based primarily on its judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivables valuations stated on the Company’s financial statements. However, the Company’s receivables valuation estimates may not be accurate and receivables due from customers reflected in its financial statements may not be paid in a timely manner or collectible. The Company’s inability to perform under its contractual obligations, or its customers’ inability or unwillingness to fulfill their contractual commitments to the Company, may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

As with any publicly traded company, an investor’s percentage ownership in the Company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that the Company has and will continue to grant to its directors, officers and employees. For instance, among other prior issuances of the Company’s Common Stock, in December 2021, the Company issued 1,567,935 shares of Common Stock as merger and related consideration to purchase the remaining equity and subordinated debt interests in SEACOR OSV Partners I LP that the Company did not already own. In addition, an investor’s percentage ownership in the Company will be diluted if any of the holders of the New Convertible Notes exercise their right to convert the principal amount of their outstanding notes, in whole or in part, into shares of Common Stock. Holders of the New Convertible Notes are entitled to convert the principal amount of their outstanding notes into shares of Common Stock (or, if required to maintain Jones Act compliance, warrants to purchase such stock for $0.01) at a conversion rate of 85.1064 shares of Common Stock per $1,000 principal amount of the New Convertible Notes through July 1, 2026. The Company has granted the holders of the New Convertible Notes certain registration rights to assist them with the sale of Common Stock issuable upon conversion of such notes. Any substantial issuance of Common Stock, including Common Stock issuable upon the conversion of the New Convertible Notes, could significantly affect the trading price of the Company’s Common Stock.

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

The Company’s internal controls were initially developed when it was a subsidiary of SEACOR Holdings Inc. (“SEACOR Holdings”). However, section 404 of the Sarbanes-Oxley Act (“Section 404”) requires the Company to establish effective internal controls over financial reporting and disclosure controls and procedures pursuant to Section 404 and to assess the effectiveness of such controls beginning with the fiscal year ended December 31, 2022.

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

Provisions in SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws, and Delaware law may discourage, delay or prevent a change of control of SEACOR Marine or changes in SEACOR Marine’s management and, therefore, may depress the trading price of its Common Stock.

SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of SEACOR Marine or changes in its management, including, among other things:

•
restrictions on the ability of SEACOR Marine’s stockholders to fill a vacancy on the Board of Directors;
•
restrictions related to the ability of non-U.S. citizens owning SEACOR Marine’s Common Stock;
•
SEACOR Marine’s ability to issue preferred stock with terms that the Board of Directors may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the absence of cumulative voting in the election of directors which may limit the ability of minority stockholders to elect directors; and
•
advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of SEACOR Marine.

These provisions in SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws may discourage, delay or prevent a transaction involving a change in control of SEACOR Marine that is in the best interest of its stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of SEACOR Marine’s Common Stock if they are viewed as discouraging future takeover attempts.

SEACOR Marine’s Third Amended and Restated By-Laws include a forum selection clause, which could limit SEACOR Marine’s stockholders’ ability to obtain a favorable judicial forum for disputes with SEACOR Marine.

SEACOR Marine’s Third Amended and Restated By-Laws require that, unless SEACOR Marine consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of SEACOR Marine, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of SEACOR Marine to SEACOR Marine or SEACOR Marine’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine.

This exclusive forum provision will not apply to claims under the Exchange Act, but will apply to other state and federal law claims including actions arising under the Securities Act of 1933 (although SEACOR Marine’s stockholders will not be deemed to have waived SEACOR Marine’s compliance with the federal securities laws and the rules and regulations thereunder). Section 22 of the Securities Act of 1933, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act of 1933 or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act of 1933. Any person or entity purchasing or otherwise acquiring any interest in shares of SEACOR Marine’s capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in SEACOR Marine’s Third Amended and Restated By-Laws may limit SEACOR Marine’s stockholders’ ability to obtain a favorable judicial forum for disputes with SEACOR Marine. It is also possible that, notwithstanding the forum selection clause included in SEACOR Marine’s Third Amended and Restated By-Laws, a court could rule that such a provision is inapplicable or unenforceable.

SEACOR Marine does not expect to pay dividends to holders of its Common Stock.

SEACOR Marine currently intends to retain its future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of its business. SEACOR Marine does not intend to pay any dividends to holders of its Common Stock. As a result, capital appreciation in the price of SEACOR Marine’s Common Stock, if any, will be investor's only source of gain or income on an investment in SEACOR Marine’s Common Stock.

General Risk Factors

Difficult economic conditions and volatility in the capital markets could materially adversely affect the Company.

The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions in the U.S. and throughout the world that are outside the Company’s control and are difficult to predict. Factors such as global and/or regional conflicts, such as the conflict between Russia and Ukraine, pandemic responses, commodity prices and demand for commodities, interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation, such as amendments to provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that permit us to carryback NOLs not permitted prior to adoption of the act), trade barriers, currency exchange rates and controls, significant economic downturns or recessions and national and international political circumstances (including wars, terrorist acts, security operations or pandemics) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Uncertainty about global economic conditions may cause or require businesses to postpone capital spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts because their access to capital is impeded. This would in turn affect the Company’s profitability or results of operations. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial conditions of its customers. Volatility in the conditions of the global economic markets can also affect the Company’s ability to raise capital at attractive prices. The Company’s ongoing exposure to credit risks on its accounts receivable balances are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables, however, there can be no assurance that such procedures will effectively limit the Company’s credit risk and avoid losses that could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Unstable economic conditions, including an economic downturn or recession may also increase the volatility of the Company’s stock price. An economic downturn and related economic uncertainty may have a negative impact on the Company’s business.

The Company’s operations are subject to certain foreign currency, interest rate, fixed-income, equity and commodity price risks.

The Company is exposed to certain foreign currency, interest rate, fixed-income, equity and commodity price risks and, although some of these risks may be hedged, fluctuations could impact its financial position and its results of operations. The Company has, and anticipates that it will continue to have, contracts denominated in foreign currencies. It is often not practicable for the Company to effectively hedge the entire risk of significant changes in currency rates during a contract period. The Company’s financial position, results of operations and cash flows have been negatively impacted for certain periods and positively impacted for other periods, and may continue to be affected to a material extent by the impact of foreign currency exchange rate fluctuations. For example, strengthening of the U.S. dollar could give rise to reduced prices from shipyards and incentivize additional investment in new equipment notwithstanding the current state of such market. The Company’s financial position, results of operations and cash flows may also be affected by the cost of hedging activities that it undertakes. Volatility in the financial markets and overall economic uncertainty also increase the risk that the actual amounts realized in the future on the Company’s debt and equity instruments could differ significantly from the fair values currently assigned to them. In addition, changes in interest rates may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Specifically, rising interest rates, including a potential rapid rise in interest rates, could increase the Company’s cost of capital. There can be no assurance that the Company will be able to access the capital markets to provide funding for future operations that would require additional capital beyond the Company’s current existing available capital on terms acceptable or favorable to the Company.

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

The Company’s operations involve the risk of incidents and media coverage thereof. Such incidents include, but are not limited to, the improper operation or maintenance of vessels; crew illnesses; mechanical failures, fires and collisions; repair delays, groundings and navigational errors; oil spills and other maritime and environmental issues as well as other incidents at sea, which may generate negative publicity or cause crew discomfort, injury, or death. Although the Company’s commitment to the safety of its employees is paramount to the success of the Company’s business, the Company’s vessels have been involved in accidents and other incidents in the past and the Company may experience similar or other incidents in the future. The Company’s ability to attract and retain its clients, hire and retain employees and the amounts the Company must pay its employees depend, in part, upon the perception and reputation of the Company.

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

Changes or modifications in financial account standards or practices may cause an adverse impact on reported results of operations or financial conditions.

The accounting rules and regulations that the Company complies with are subject to interpretation by the Financial Accounting Standards Board, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. A change or modification in accounting standards or practices may have a significant effect on the Company’s reported results of operations and the way that the Company conducts its business. The accounting rules and regulations and their interpretations have changed in the past and may change in the future. The Company cannot predict the impact that future changes to existing regulations or the introduction of new accounting rules or regulations might have on the Company’s business.

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

ITEM 3. LEGAL PROCEEDINGS

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel in coordination with the USCG. The salvage operations are substantially complete and the Company expects salvage costs to be covered by insurance proceeds.

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal politicians. The NTSB and the USCG have each conducted an investigation to determine the cause of the incident. The Company has and will continue to fully cooperate with the investigations in all respects. On November 3, 2022, the NTSB publicly released its final report, as adopted on October 18, 2022, which determined that the probable cause of the capsizing of the SEACOR Power was a loss of stability that occurred when the vessel was struck by severe thunderstorm winds, which exceeded the vessel’s operation wind speed limits. The NTSB further determined that contributing to the loss of life on the vessel were the speed at which the vessel capsized and the angle at which it came to rest, which made egress difficult, and the high winds and seas in the aftermath of the capsizing, which hampered rescue efforts. The USCG is also expected to release a report on its investigation although the timing of such release is uncertain.

Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by the third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which had the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. Nearly all injury and death claims in the Limitation Action for which the Company has financial exposure have been resolved, and the remaining claims are those for which the Company is owed contractual defense and indemnity or will be covered by insurance. There is significant uncertainty regarding the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR Marine serve at the pleasure of the Board of Directors. The name, age and positions held by each of SEACOR Marine’s current executive officers are as follows (age and position as of March 6, 2023):

Name	Age	Position
John Gellert	52

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

Jesús Llorca	47

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

Gregory Rossmiller	53

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

Andrew H. Everett II	40

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

SEACOR Marine’s Common Stock is traded on the NYSE under the trading symbol “SMHI.”

As of February 27, 2023, there were 482 holders of record of Common Stock.

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

Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2022:

Period	Total number of shares purchased	Average price per share	Total number of Shares Purchased as Part of a Publicly Announced Plan	Maximum number of Shares that may be Purchased Under the Plan
October 1, 2022 to October 31, 2022	—	$—	—	—
November 1, 2022 to November 30, 2022	—	$—	—	—
December 1, 2022 to December 31, 2022	—	$—	—	—
Total	—	$—	—	—

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) below presents the Company’s operating results for each of the three years in the period ended December 31, 2022, and its financial condition as of December 31, 2022 and 2021. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements. See “Forward Looking Statements” included elsewhere in this Annual Report on Form 10-K.

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of December 31, 2022, the Company operated a diverse fleet of 60 support vessels, of which 58 were owned or leased-in and two were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

The Company operates and manages a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations, including offshore wind farms, (ii) assist offshore operations for production and storage facilities, (iii) provide construction, well work-over, offshore wind farm installation and decommissioning support, (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair and (v) handle anchors and mooring equipment for offshore rigs and platforms. Additionally, the Company’s vessels provide emergency response services and accommodations for technicians and specialists.

Recent Developments

SEACOR Marine Foreign Holdings Credit Facility. On March 2, 2023, the Company and SMFH entered into Amendment No. 7 (“SMFH Amendment No. 7”) to that certain Second Amended and Restated Guaranty, dated as of September 29, 2022, issued by the Company in favor of DNB Bank ASA, New York Branch, as security trustee (the “Second A&R SMFH Credit Facility Guaranty”) in connection with that certain senior secured loan facility with a syndicate of lenders administered by DNB Bank ASA, New York Branch, dated as of September 26, 2018 and as amended from time to time (the “SMFH Credit Facility”). SMFH Amendment No. 7 extends the date through which the Company is required to maintain an interest coverage ratio of 1.50:1.00 (as calculated in accordance with the Second A&R SMFH Credit Facility Guaranty) from December 31, 2022 to June 30, 2023. For the last day of fiscal quarters thereafter, the interest coverage ratio is required to be at least 2.00:1.00.

SEACOR Offshore OSV. On December 22, 2022, SEACOR Offshore OSV LLC (“SEACOR Offshore OSV”), a wholly owned subsidiary of SEACOR Marine, and certain vessel-owning subsidiaries of SEACOR Offshore OSV, entered into Amendment No. 8 (“Amendment No. 8”) to that certain second amended and restated credit facility agreement with DNB Capital LLC and Comerica Bank, as lenders, and administered by DNB Bank ASA, New York Branch, dated as of December 31, 2021 (as amended from time to time, the “SEACOR OSV Credit Facility”), and in connection with which SEACOR Marine previously entered into a Guaranty, dated as of December 31, 2021, in favor of DNB Bank ASA, New York Branch, as security trustee.

Amendment No. 8 provides for, among other things, the division of the loans under the SEACOR OSV Credit Facility into two tranches of debt, Class A Debt (as defined in the SEACOR OSV Credit Facility) deemed loaned under the SEACOR OSV Credit Facility by DNB Capital LLC in an amount of approximately $10.9 million as of the date of the amendment, and Class B Debt (as defined in the SEACOR OSV Credit Facility) deemed loaned under the SEACOR OSV Credit Facility by Comerica Bank in an amount of approximately $5.6 million as of the date of the amendment. In addition, pursuant to Amendment No. 8, (a) the Final Payment Date (as defined in the SEACOR OSV Credit Facility) of the Class A Debt was extended from December 31, 2023 to March 31, 2026, (b) the Margin (as defined in the SEACOR OSV Credit Facility) of the Class A Debt was increased from 4.68% per annum to 4.75% per annum, and (c) the amortization profile of the Credit Facility was amended such that the borrowers thereunder are required to pay $500,000 per quarter up to and including the quarter ending on December 31, 2023 (at which point all amounts outstanding under the Class B Debt shall become due and payable), and $330,450 per quarter thereafter up to and including March 31, 2026. The Class B Debt maintains substantially the same terms and conditions under the SEACOR OSV Credit Facility as it had prior to Amendment No. 8.

Re-Alignment of Capital Structure

At the end of the third quarter and beginning of the fourth quarter of 2022, the Company entered into a series of transactions described in more detail below that resulted in the Company (i) extending $177.4 million that was due in 2023 until 2026, (ii) receiving

$66.0 million in proceeds from the sale of its interest in certain joint ventures and (iii) deploying $20.0 million of the sale proceeds as a loan to its former joint venture to be repaid by September 2023.

Exchange Transactions. On October 5, 2022, SEACOR Marine and certain funds affiliated with The Carlyle Group Inc. (the “Carlyle Investors”) entered into two agreements pursuant to which SEACOR Marine issued the Carlyle Investors (i) $90.0 million in aggregate principal amount of the Company’s 8.0% / 9.5% Senior PIK Toggle Notes due 2026 (the “Guaranteed Notes”) and (ii) $35.0 million aggregate principal amount of SEACOR Marine’s 4.25% Convertible Senior Notes due 2026 (the “New Convertible Notes”) in exchange for $125.0 million in aggregate principal amount of SEACOR Marine’s convertible senior notes due 2023 (“Old Convertible Notes”), comprising all Old Convertible Notes outstanding (the “Exchange Transactions”). The Exchange Transactions extended the maturity of $125.0 million of SEACOR Marine’s indebtedness by over 2.5 years from December 2023 to July 2026. For additional information and a summary of the terms of the Guaranteed Notes and New Convertible Notes, see “Note 9. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Framework Agreement Transactions. On September 29, 2022, SEACOR Marine and certain of its subsidiaries, on the one hand, and Operadora de Transportes Marítimos, S.A. de C.V. (“OTM”), CME Drillship Holdings DAC (“CME Ireland”), and OVH, on the other hand, entered into a Framework Agreement (the “Framework Agreement”). OTM and CME Ireland are affiliates of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”). Alfredo Miguel Bejos is the President and Chief Executive Officer of CME and also serves as a member of the board of directors of SEACOR Marine.

Prior to the closing of the Framework Agreement Transactions (defined below), the Company owned 49% of each of MexMar and OVH through SEACOR Marine International LLC, a wholly-owned subsidiary of SEACOR Marine (“SEACOR Marine International”), and the remaining 51% ownership interests were held by OTM. The Company also owned a minority interest in SEACOR Marlin LLC (“SEACOR Marlin LLC”), the owner of the PSV SEACOR Marlin, and the remaining ownership interests of SEACOR Marlin LLC were held by MexMar.

The Framework Agreement provided for, among other things, (i) the sale by SEACOR Marine LLC, a wholly-owned subsidiary of SEACOR Marine (“SMLLC”), of all of the outstanding equity interests of SEACOR Marine International to OTM for a purchase price of $66.0 million in cash paid at closing, (ii) the sale of the AHTS SEACOR Davis to CME Ireland in exchange for the remaining equity interests in SEACOR Marlin LLC, such that SEACOR Marlin LLC became a wholly-owned subsidiary of SEACOR Marine and the sole owner of the PSV SEACOR Marlin, (iii) the transfer of a hybrid battery system from OVH to SEACOR Marine Capital as repayment in full of a certain vessel loan agreement provided by the Company to its former joint venture, and (iv) entry into a bareboat charter agreement between SEACOR Marlin LLC and MexMar with respect to the PSV SEACOR Marlin (collectively, the “Framework Agreement Transactions”).

Note Receivable. In connection with the closing of the Framework Agreement Transactions, on September 29, 2022, SEACOR Marine Capital Inc., a wholly-owned subsidiary of SEACOR Marine (“SEACOR Marine Capital”) purchased all of the outstanding loans under the Second Amended and Restated Term Loan Credit Facility Agreement, made as of July 8, 2022, by and among MexMar, as the borrower, DNB Capital LLC and The Governor and Company of the Bank of Ireland, each as lenders, and DNB Bank ASA, New York Branch, as facility agent (as amended from time to time, the “MexMar Original Facility Agreement”) for an aggregate amount of $28.8 million, representing the par value of the loan. The purchase was funded using proceeds received from the Framework Agreement Transactions. On the same date, the MexMar Original Facility Agreement was amended and restated in the Third Amended and Restated Facility Agreement (“MexMar Third A&R Facility Agreement”) pursuant to which, among other things, SEACOR Marine Capital became the lender, MexMar paid down approximately $8.8 million of the loan and agreed to repay the $20.0 million of the loan that remains outstanding by September 30, 2023, through four equal quarterly installments of $5.0 million. As of December 31, 2022, the loan balance due from MexMar was $15.0 million. For additional information and a summary of the terms of the MexMar Third A&R Facility Agreement, see “Note 4. Note Receivable” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

SEACOR Marine Foreign Holdings Credit Facility. On September 29, 2022, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 5 (“SMFH Amendment No. 5”) to the SMFH Credit Facility, and in connection therewith SEACOR Marine entered into the Second A&R SMFH Credit Facility Guaranty.

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

Trends Affecting the Offshore Marine Business

Oil and Natural Gas Prices

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
•
transitions to and demand for non-hydrocarbon based energy sources;
•
the relative exchange rates for the U.S. dollar; and
•
various U.S. and international government policies regarding exploration and development of oil and natural gas reserves.

Offshore oil and natural gas market conditions are highly volatile. Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a thirteen-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices have steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel at points during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but have recently decreased to the $80 per barrel range.

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

Vessel Supply Dynamics and Other Industry Drivers

Low oil prices and the subsequent decline in offshore exploration have forced many operators in the industry to restructure or liquidate assets. The Company continues to closely monitor the delivery of newly built offshore support vessels to the industry-wide fleet, which in the recent past contributed to an oversaturated market, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A combination of (i) low customer exploration and drilling activity levels, and (ii) excess supply of offshore support vessels whether from laid up fleets or newly built vessels could, in isolation or together, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects.

Certain macro drivers somewhat independent of oil and natural gas prices may support the Company’s business, including: (i) underspending by oil and natural gas producers during the recent industry downturn leading to pent up demand for maintenance and growth capital expenditures; (ii) improved extraction technologies; and (iii) the need for offshore wind farms support as the industry grows. While the Company expects that alternative forms of energy will continue to grow and add to the world’s energy mix, especially as governments, supranational groups and various other parties focus on climate change causes and concerns, the Company believes that for the foreseeable future demand for gasoline and oil will be sustained, as will demand for electricity from natural gas. Some alternative forms of energy such as offshore wind farms support some of the Company’s businesses and the Company expects such support to increase as development of renewable energy expands.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of December 31, 2022, three of the Company’s 58 owned and leased-in vessels were cold-stacked worldwide.

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

Leased-in Equipment. In addition to the Company’s owned fleet, it operates leased-in vessels from lessors under bareboat charter arrangements that currently expire in 2023, 2024 and 2027. Certain of these vessels were previously owned and subject of sale and leaseback transactions with their lessors.

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

During 2022, the Company recorded impairment charges of $1.6 million for one FSV that was sold during the year and one leased-in AHTS. During 2021, the Company recorded no impairment charges associated with its fleet. During 2020, the Company recorded impairment charges of $13.5 million associated with its liftboat fleet (five owned and two leased-in vessels), and one specialty vessel and recognized net losses of $5.3 million as a result of asset disposals ($4.8 million loss due to the disposal of one vessel under construction, and $0.5 million loss due to the redelivery of one leased-in AHTS and one leased-in liftboat). Estimated fair values for the Company’s owned vessels were established by independent appraisers and other market data such as recent sales of similar vessels. For information regarding the Company’s vessel fair value measurement determinations, see “Note 12. Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If market conditions continue to decline from the presently depressed utilization and rates per day worked experienced over the last three years, fair values based on future appraisals could decline significantly.

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

For vessel classes and individual vessels with indicators of impairment, but which were not impaired as of December 31, 2022, the Company has estimated that their future undiscounted cash flows exceed their current carrying values by more than 40%. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, or remain stagnant at current levels, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

Consolidated Results of Operations

For the years ended December 31, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	2022		2021		2020
Time Charter Statistics:
Average Rates Per Day	$12,673		$11,712		$10,905
Fleet Utilization	75%		66%		55%
Fleet Available Days	21,291		20,850		22,250
Operating revenues:
Time charter	$203,534	93%	$159,835	94%	$133,454	94%
Bareboat charter	1,374	1%	4,033	2%	2,855	2%
Other marine services	12,417	6%	7,073	4%	5,528	4%
	217,325	100%	170,941	100%	141,837	100%
Costs and Expenses:
Operating:
Personnel	$77,782	36%	$59,920	35%	$48,348	34%
Repairs and maintenance	31,496	14%	24,117	14%	14,661	10%
Drydocking	18,160	8%	6,347	4%	4,269	3%
Insurance and loss reserves	9,962	5%	8,667	5%	5,763	4%
Fuel, lubes and supplies	19,289	9%	12,033	7%	8,128	6%
Other	15,296	7%	16,322	10%	9,976	7%
	171,985	79%	127,406	75%	91,145	64%
Lease expense	3,869	2%	6,085	4%	7,525	5%
Administrative and general	40,911	19%	37,639	22%	40,051	28%
Depreciation and amortization	55,957	26%	57,395	34%	57,167	40%
	272,722	125%	228,525	134%	195,888	138%
Gains (Losses) on Asset Dispositions and Impairments, Net	1,398	1%	20,436	12%	(17,588)	(12)%
Operating Loss	(53,999)	(25)%	(37,148)	(22)%	(71,639)	(51)%
Other Expense, Net	(16,079)	(7)%	43,775	26%	(26,468)	(19)%
(Loss) Income from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	(70,078)	(32)%	6,627	4%	(98,107)	(69)%
Income Tax Expense (Benefit)	8,582	4%	11,493	7%	(22,924)	(16)%
Loss from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(78,660)	(36)%	(4,866)	(3)%	(75,183)	(53)%
Equity in Earnings (Losses) of 50% or Less Owned Companies	7,011	3%	15,078	9%	(8,163)	(6)%
(Loss) Income from Continuing Operations	(71,649)	(33)%	10,212	6%	(83,346)	(59)%
Income on Discontinued Operations, Net of Tax	—	—	22,925	13%	364	0%
Net (Loss) Income	(71,649)	(33)%	33,137	19%	(82,982)	(59)%
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	1	0%	1	0%	(4,067)	(3)%
Net (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(71,650)	(33)%	$33,136	19%	$(78,915)	(56)%

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia (2)	Latin America	Total
For the year ended December 31, 2022
Time Charter Statistics:
Average Rates Per Day	$19,876	$11,127	$10,003	$13,948	$12,673
Fleet Utilization	49%	85%	80%	91%	75%
Fleet Available Days	5,243	6,351	6,548	3,149	21,291
Operating Revenues:
Time charter	$51,272	$60,060	$52,080	$40,122	$203,534
Bareboat charter	—	—	—	1,374	1,374
Other marine services	9,528	(163)	762	2,290	12,417
	60,800	59,897	52,842	43,786	217,325
Direct Costs and Expenses:
Operating:
Personnel	$25,201	$16,436	$22,376	$13,769	$77,782
Repairs and maintenance	7,049	9,229	8,111	7,107	31,496
Drydocking	8,978	2,339	6,569	274	18,160
Insurance and loss reserves	4,831	1,178	2,838	1,115	9,962
Fuel, lubes and supplies	3,345	8,022	5,089	2,833	19,289
Other	1,235	7,175	4,633	2,253	15,296
	50,639	44,379	49,616	27,351	171,985
Direct Vessel Profit	$10,161	$15,518	$3,226	$16,435	$45,340
Other Costs and Expenses:
Lease expense	$998	$1,691	$156	$1,024	3,869
Administrative and general					40,911
Depreciation and amortization	17,444	13,708	16,331	8,474	55,957
					100,737
Gains on asset dispositions and impairments, net					1,398
Operating loss					$(53,999)

As of December 31, 2022
Property and Equipment:
Historical cost	$232,740	$285,303	$286,745	$162,895	$967,683
Accumulated depreciation	(101,503)	(92,030)	(89,444)	(27,801)	(310,778)
	$131,237	$193,273	$197,301	$135,094	$656,905
Total Assets (1)	$174,081	$211,371	$215,497	$150,650	$751,599

(1)
Total assets exclude $64.0 million of corporate assets.
(2)
In 2022, the Company removed from service one specialty vessel in this region. Regional statistics reflect the removed from service status of this vessel.

	United States (primarily Gulf of Mexico) (2)	Africa and Europe, Continuing Operations (3)	Middle East and Asia	Latin America	Total
For the year ended December 31, 2021
Time Charter Statistics:
Average Rates Per Day	$16,866	$10,334	$9,631	$16,035	$11,712
Fleet Utilization	19%	77%	77%	86%	66%
Fleet Available Days	4,735	5,549	7,168	3,397	20,850
Operating Revenues:
Time charter	$15,487	$44,268	$53,146	$46,934	$159,835
Bareboat charter	1,549	—	—	2,484	4,033
Other	3,607	(1,338)	526	4,278	7,073
	20,643	42,930	53,672	53,696	170,941
Direct Costs and Expenses:
Operating:
Personnel	$8,836	$13,903	$22,191	$14,990	$59,920
Repairs and maintenance	3,394	6,772	6,701	7,250	24,117
Drydocking	2,082	1,159	2,639	467	6,347
Insurance and loss reserves	2,632	1,353	2,481	2,201	8,667
Fuel, lubes and supplies	1,204	4,109	3,459	3,261	12,033
Other	648	5,815	6,158	3,701	16,322
	18,796	33,111	43,629	31,870	127,406
Direct Vessel Profit from Continuing Operations	$1,847	$9,819	$10,043	$21,826	$43,535
Other Costs and Expenses:
Operating:
Lease expense	$2,621	$1,281	$472	$1,711	6,085
Administrative and general					37,639
Depreciation and amortization	15,712	12,856	17,985	10,842	57,395
					101,119
Gains on asset dispositions and impairments, net					20,436
Operating loss from Continuing Operations					$(37,148)

As of December 31, 2021
Property and Equipment:
Historical cost	$240,717	$218,544	$340,225	$208,594	$1,008,080
Accumulated depreciation	(115,088)	(69,310)	(85,683)	(32,247)	(302,328)
	$125,629	$149,234	$254,543	$176,347	$705,752
Total Assets (1)	$148,753	$167,185	$256,533	$250,594	$823,065

(1)
Total assets exclude $89.4 million of corporate assets.
(2)
In 2021, the Company removed from service four liftboats in this region. Regional statistics reflect the removed from service status of these vessels.
(3)
In prior periods, Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa and Europe segment. As a result, for purposes of segment reporting, European operations are now analyzed with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations (2)	Middle East and Asia	Latin America	Total
For the year ended December 31, 2020
Time Charter Statistics:
Average Rates Per Day	$19,092	$10,856	$9,749	$11,989	$10,905
Fleet Utilization	7%	76%	77%	92%	55%
Fleet Available Days	7,374	5,777	6,932	2,167	22,250
Operating Revenues:
Time charter	$9,873	$47,723	$52,052	$23,806	$133,454
Bareboat charter	2,910	(55)	—	-	2,855
Other	2,422	(135)	2,157	1,084	5,528
	15,205	47,533	54,209	24,890	141,837
Direct Costs and Expenses:
Operating:
Personnel	$10,065	$13,397	$18,188	$6,698	$48,348
Repairs and maintenance	1,655	5,643	5,232	2,131	14,661
Drydocking	1,167	2,014	759	329	4,269
Insurance and loss reserves	1,774	1,806	1,721	462	5,763
Fuel, lubes and supplies	1,172	3,260	2,706	990	8,128
Other	373	1,343	6,891	1,369	9,976
	16,206	27,463	35,497	11,979	91,145
Direct Vessel (Loss) Profit from Continuing Operations	$(1,001)	$20,070	$18,712	$12,911	$50,692
Other Costs and Expenses:
Lease expense	$4,272	$3,038	$170	$45	7,525
Administrative and general					40,051
Depreciation and amortization	21,427	13,664	16,595	5,481	57,167
					104,743
Losses on asset dispositions and impairments, net					(17,588)
Operating loss from Continuing Operations					$(71,639)

As of December 31, 2020
Property and Equipment:
Historical cost	$257,592	$262,998	$361,514	$130,769	$1,012,873
Accumulated depreciation	(134,391)	(68,486)	(75,349)	(13,312)	(291,538)
	$123,201	$194,512	$286,165	$117,457	$721,335
Total Assets (1)	$164,656	$227,894	$289,314	$179,942	$861,806

(1)
Total assets exclude $105.6 million of corporate assets, and $50.2 million of assets of discontinued operations.
(2)
In prior periods, Africa and Europe were reported as separate segments. Due to the sale of Windcat Workboats, the Company’s European operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather are analyzed as part of the Africa and Europe segment. As a result, for purposes of segment reporting, European operations are now analyzed with Africa and reported as a consolidated segment and prior period information has been conformed to the new consolidated reporting segment.

The following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS	FSV	PSV	Liftboats (1)	Other Activity (1)	Total
For the year ended December 31, 2022
Time Charter Statistics:
Average Rates Per Day	$8,975	$9,425	$13,246	$27,010	$—	$12,673
Fleet Utilization	69%	85%	76%	55%	—%	75%
Fleet Available Days	2,098	8,518	7,300	3,285	90	21,291
Operating Revenues:
Time charter	$13,041	$68,324	$73,687	$48,482	$—	$203,534
Bareboat charter	—	—	1,374	—	—	1,374
Other marine services	(654)	(667)	1,561	8,009	4,168	12,417
	12,387	67,657	76,622	56,491	4,168	217,325
Direct Costs and Expenses:
Operating:
Personnel	$4,428	$20,379	$33,470	$19,489	$16	$77,782
Repairs and maintenance	1,494	9,953	12,722	7,378	(51)	31,496
Drydocking	(3)	3,166	3,065	11,932	—	18,160
Insurance and loss reserves	253	1,495	2,265	6,586	(637)	9,962
Fuel, lubes and supplies	1,017	6,100	8,015	4,139	18	19,289
Other	1,385	6,174	5,674	2,045	18	15,296
	8,574	47,267	65,211	51,569	(636)	171,985
Other Costs and Expenses:
Lease expense	$1,649	$—	$777	$—	$1,443	3,869
Administrative and general					—	40,911
Depreciation and amortization	1,783	19,899	15,480	18,473	322	55,957
						100,737
Gains on asset dispositions and impairments, net						1,398
Operating loss						$(53,999)

As of December 31, 2022
Property and Equipment:
Historical cost	$27,838	$355,116	$297,331	$265,387	$22,011	$967,683
Accumulated depreciation	(18,695)	(130,869)	(36,203)	(103,402)	(21,609)	(310,778)
	$9,143	$224,247	$261,128	$161,985	$402	$656,905

(1)
In 2022, the Company removed from service one specialty vessel in this class. Other activity statistics reflect the removed from service status of this vessel.

	AHTS	FSV	PSV	Liftboats (1)	Other Activity	Total
For the year ended December 31, 2021
Time Charter Statistics:
Average Rates Per Day	$10,349	$8,213	$11,792	$24,574	$1,732	$11,712
Fleet Utilization	64%	70%	75%	46%	48%	66%
Fleet Available Days	2,190	8,722	5,344	4,229	365	20,850
Operating Revenues:
Time charter	$14,591	$50,348	$47,253	$47,342	$301	$159,835
Bareboat charter	—	1,549	—	2,484	—	4,033
Other marine services	(567)	(968)	1,094	3,603	3,911	7,073
	14,024	50,929	48,347	53,429	4,212	170,941
Direct Costs and Expenses:
Operating:
Personnel	$5,470	$19,012	$19,081	$15,823	$534	$59,920
Repairs and maintenance	2,364	9,617	7,443	4,573	120	24,117
Drydocking	1,160	3,815	313	1,059	—	6,347
Insurance and loss reserves	634	1,691	1,785	4,711	(154)	8,667
Fuel, lubes and supplies	1,192	4,625	4,256	1,930	30	12,033
Other	1,678	6,958	4,709	3,147	(170)	16,322
	12,498	45,718	37,587	31,243	360	127,406
Other Costs and Expenses:
Lease expense	$1,469	$1,750	$—	$1,586	$1,280	6,085
Administrative and general						37,639
Depreciation and amortization	1,978	19,885	12,217	21,171	2,144	57,395
						101,119
Gains on asset dispositions and impairments, net						20,436
Operating loss from Continuing Operations						$(37,148)

As of December 31, 2021
Property and Equipment:
Historical cost	$50,189	$362,952	$282,305	$290,568	$22,066	$1,008,080
Accumulated depreciation	(33,757)	(117,085)	(20,656)	(109,556)	(21,274)	(302,328)
	$16,432	$245,867	$261,649	$181,012	$792	$705,752

(1)
In 2021, the Company removed from service four liftboats in this class. Liftboats statistics reflect the removed from service status of these vessels.

	AHTS	FSV	PSV	Liftboats	Other Activity	Total
For the year ended December 31, 2020
Time Charter Statistics:
Average Rates Per Day	$7,910	$8,408	$10,335	$26,180	$2,014	$10,905
Fleet Utilization	45%	68%	72%	28%	56%	55%
Fleet Available Days	2,661	9,547	3,576	5,816	650	22,250
Operating Revenues:
Time charter	$9,438	$54,725	$26,488	$42,065	$738	$133,454
Bareboat charter	—	2,910	(55)	—	—	2,855
Other marine services	708	(1,266)	452	1,267	4,367	5,528
	10,146	56,369	26,885	43,332	5,105	141,837
Direct Costs and Expenses:
Operating:
Personnel	$3,844	$17,414	$9,982	$15,347	$1,761	$48,348
Repairs and maintenance	2,061	7,446	2,426	2,205	523	14,661
Drydocking	848	1,809	195	1,417	—	4,269
Insurance and loss reserves	542	1,460	641	3,317	(197)	5,763
Fuel, lubes and supplies	790	3,896	1,561	1,552	329	8,128
Other	1,505	5,777	2,870	2,546	(2,722)	9,976
	9,590	37,802	17,675	26,384	(306)	91,145
Other Costs and Expenses:
Lease expense	$3,366	$1,407	$—	$1,591	$1,161	7,525
Administrative and general						40,051
Depreciation and amortization	2,050	20,741	7,520	24,198	2,658	57,167
						104,743
Losses on asset dispositions and impairments, net						(17,588)
Operating loss from Continuing Operations						$(71,639)

As of December 31, 2019
Property and Equipment:
Historical cost	$50,189	$375,746	$238,624	$321,751	$26,563	$1,012,873
Accumulated depreciation	(31,778)	(104,739)	(15,991)	(117,364)	(21,666)	(291,538)
	$18,411	$271,007	$222,633	$204,387	$4,897	$721,335

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the years ended December 31, the Company’s direct vessel profit (loss) in the U.S. was as follows (in thousands, except statistics):

	2022		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$31,134		$—
FSV	10,735		10,243		7,375
PSV	15,485		—		7,380
Liftboats	26,232		14,980		22,844
Overall	19,876		16,866		19,092
Utilization:
AHTS	—%		18%		—%
FSV	49%		8%		8%
PSV	69%		—%		10%
Liftboats (1)	53%		25%		9%
Overall	49%		19%		7%
Available Days:
AHTS	638		730		1,095
FSV	1,095		1,057		1,486
PSV	1,095		115		44
Specialty	—		—		224
Liftboats (1)	2,415		2,833		4,526
Overall	5,243		4,735		7,374

Operating revenues:
Time charter	$51,272	84%	$15,487	75%	$9,873	65%
Bareboat charter	—	—%	1,549	8%	2,910	19%
Other marine services	9,528	16%	3,607	17%	2,422	16%
	60,800	100%	20,643	100%	15,205	100%
Direct operating expenses:
Personnel	25,201	41%	8,836	43%	10,065	66%
Repairs and maintenance	7,049	12%	3,394	16%	1,655	11%
Drydocking	8,978	15%	2,082	10%	1,167	8%
Insurance and loss reserves	4,831	8%	2,632	13%	1,774	12%
Fuel, lubes and supplies	3,345	5%	1,204	6%	1,172	8%
Other	1,235	2%	648	3%	373	2%
	50,639	83%	18,796	91%	16,206	107%
Direct Vessel Profit (Loss)	$10,161	17%	$1,847	9%	$(1,001)	(7)%

(1)
In 2021, the Company removed from service four liftboats in this region. Regional statistics reflect the removed from service status of these vessels.

2022 compared with 2021

Operating Revenues. Charter revenues were $34.2 million higher in 2022 compared with 2021. Charter revenues were $19.8 million higher due to the repositioning of vessels between geographic regions, $10.5 million higher due to the acquisition of an additional three PSVs in this region as a result of the OSV Partners Merger (as defined below in “Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax”) and $3.9 million higher due to improved utilization of the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”). Other marine services were $5.9 million higher primarily due to business interruption insurance revenue and higher management fees and liftboat catering revenues. As of December 31, 2022, the Company had three of 14 owned and leased-in vessels (one AHTS, one FSV, and one liftboat) cold-stacked in this region compared with four of 14 vessels as of December 31, 2021.

Direct Operating Expenses. Direct operating expenses were $31.8 million higher in 2022 compared with 2021. Direct operating expenses were $16.7 million higher due to the repositioning of vessels between geographic regions, $8.4 million higher due to net fleet additions and $6.7 million higher for the Regional Core Fleet as a result of timing of drydocking and vessels changing from bareboat to time charter status. In addition, drydocking and repair expenditures included $0.6 million of costs pending adjustment of insurance claims in 2022.

2021 compared with 2020

Operating Revenues. Charter revenues were $4.3 million higher in 2021 compared with 2020. Charter revenues were $7.9 million higher due to improved utilization of the Regional Core Fleet. Charter revenues were $3.1 million lower due to the repositioning of vessels between geographic regions and $0.5 million lower due to net fleet dispositions. Other marine services were $1.2 million higher primarily due to higher management fees and liftboat catering revenues. As of December 31, 2021, the Company had four of 14 owned and leased-in vessels (one AHTS, one FSV, and two liftboats) cold-stacked in this region compared with 15 of 20 vessels as of December 31, 2020. In addition, the Company had four liftboats removed from service in this region as of December 31, 2021.

Direct Operating Expenses. Direct operating expenses were $2.6 million higher in 2021 compared with 2020. Direct operating expenses were $4.6 million higher for the Regional Core Fleet primarily due to the reactivation of vessels that were previously cold-stacked. Direct operating expenses were $1.6 million lower due to net fleet dispositions, and $0.4 million lower due to the repositioning of vessels between geographic regions.

Africa and Europe, continuing operations. For the years ended December 31, the Company’s direct vessel profit in Africa and Europe was as follows (in thousands, except statistics):

	2022		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$9,994		$8,649		$8,208
FSV	10,967		9,107		9,108
PSV	12,452		10,508		8,726
Liftboat	—		34,856		34,015
Overall	11,127		10,334		10,856
Utilization:
AHTS	100%		98%		85%
FSV	88%		75%		78%
PSV	71%		59%		52%
Liftboat	—%		78%		95%
Overall	85%		77%		76%
Available Days:
AHTS	1,095		1,095		1,200
FSV	3,439		3,322		3,661
PSV	1,817		883		550
Liftboat	—		249		366
Overall	6,351		5,549		5,777
Operating revenues:
Time charter	$60,060	100%	$44,268	103%	$47,723	100%
Bareboat charter	—	—%	—	—%	(55)	0%
Other marine services	(163)	0%	(1,338)	(3)%	(135)	0%
	59,897	100%	42,930	100%	47,533	100%
Direct operating expenses:
Personnel	16,436	28%	13,903	32%	13,397	28%
Repairs and maintenance	9,229	15%	6,772	16%	5,643	12%
Drydocking	2,339	4%	1,159	3%	2,014	4%
Insurance and loss reserves	1,178	2%	1,353	3%	1,806	4%
Fuel, lubes and supplies	8,022	13%	4,109	10%	3,260	7%
Other	7,175	12%	5,815	14%	1,343	3%
	44,379	74%	33,111	77%	27,463	58%
Direct Vessel Profit	$15,518	26%	$9,819	23%	$20,070	42%

2022 compared with 2021

Operating Revenues. Charter revenues were $15.8 million higher in 2022 compared with 2021. Charter revenues were $7.7 million higher due to the reactivation of vessels that were previously cold-stacked, $5.6 million higher due to the repositioning of vessels between geographic regions and $3.6 million higher for the Regional Core Fleet as a result of increased day rates and utilization. Charter revenues were $1.1 million lower due to net asset dispositions. Other marine services were $1.2 million higher primarily due to the receipt of cash from the settlement of a mediation in our favor. As of December 31, 2022, the Company had no owned and leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $11.3 million higher in 2022 compared with 2021. Direct operating expenses were $10.2 million higher due to the repositioning of vessels between geographic regions, $1.4 million higher due to the reactivation of vessels that were previously cold-stacked and $0.6 million for the Regional Core Fleet. Direct operating expenses were $0.9 million lower due to net assets dispositions.

2021 compared with 2020

Operating Revenues. Charter revenues were $3.4 million lower in 2021 compared with 2020. Charter revenues were $5.4 million lower due to the repositioning of vessels between geographic regions and $2.0 million higher due to net fleet additions. Other marine services were $1.2 million lower primarily due to commission charges. As of December 31, 2021, the Company had no owned and leased-in vessels cold stacked in this region, compared with four of 16 vessels as of December 31, 2020.

Direct Operating Expenses. Direct operating expenses were $5.6 million higher in 2021 compared with 2020, primarily due to higher operating costs in West Africa and the reactivation of vessels that were previously cold-stacked.

Middle East and Asia. For the years ended December 31, the Company’s direct vessel profit (loss) in the Middle East and Asia was as follows (in thousands, except statistics):

	2022		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,915		$5,732		$6,153
FSV	7,954		7,493		8,014
PSV	9,119		7,595		7,215
Specialty	—		1,732		2,014
Liftboats	29,385		25,298		26,855
Overall	10,003		9,631		9,749
Utilization:
AHTS	99%		56%		47%
FSV	92%		80%		78%
PSV	66%		73%		73%
Specialty	—%		48%		86%
Liftboats	63%		100%		93%
Overall	80%		77%		77%
Available Days:
AHTS	365		365		366
FSV	3,254		3,613		3,533
PSV	2,109		2,095		1,875
Specialty	90		365		426
Liftboats	730		730		732
Overall	6,548		7,168		6,932
Operating revenues:
Time charter	$52,080	99%	$53,146	99%	$52,052	96%
Other marine services	762	1%	526	1%	2,157	4%
	52,842	100%	53,672	100%	54,209	100%
Direct operating expenses:
Personnel	22,376	42%	22,191	41%	18,188	34%
Repairs and maintenance	8,111	15%	6,701	12%	5,232	10%
Drydocking	6,569	13%	2,639	5%	759	1%
Insurance and loss reserves	2,838	5%	2,481	5%	1,721	3%
Fuel, lubes and supplies	5,089	10%	3,459	6%	2,706	5%
Other	4,633	9%	6,158	11%	6,891	13%
	49,616	94%	43,629	81%	35,497	65%
Direct Vessel Profit	$3,226	6%	$10,043	19%	$18,712	35%

2022 compared with 2021

Operating Revenues. Charter revenues were $1.1 million lower in 2022 compared with 2021. Charter revenues were $2.4 million lower due to the repositioning of vessels between geographic regions and $2.3 million lower as a result of reduced day rates and utilization for the Regional Core Fleet. Charter revenues were $3.6 million higher due to the acquisition of an additional two PSVs in this region as a result of the OSV Partners Merger. As of December 31, 2022, the Company had no owned and leased-in vessels cold-stacked in this region compared with one of 20 vessels as of December 31, 2021.

Direct Operating Expenses. Direct operating expenses were $6.0 million higher in 2022 compared with 2021. Direct operating expenses were $5.2 million higher due to net fleet additions and $2.7 million higher for the Regional Core Fleet primarily due to the timing of dry dockings and certain repair expenditures. Direct operating expenses were $1.9 million lower due to the repositioning of vessels between geographic regions. In addition, drydocking and repair expenditures included $5.6 million of costs pending adjustment of insurance claims in 2022.

2021 compared with 2020

Operating Revenues. Charter revenues were $1.1 million higher in 2021 compared with 2020. Charter revenues were $2.3 million higher due to the repositioning of vessels between geographic regions and $1.4 million higher due to net fleet additions. Charter revenues were $2.6 million lower due to the cold stacking of one vessel and the timing of major repairs and dry dockings. Other marine services were $1.6 million lower primarily due to lower management fee revenues. As of December 31, 2021, the Company had one of 20 owned and leased-in vessels cold-stacked in this region (one Specialty) compared with three of 20 vessels as of December 31, 2020.

Direct Operating Expenses. Direct operating expenses were $8.1 million higher in 2021 compared with 2020. Direct operating expenses were $3.9 million higher for the Regional Core Fleet, primarily due to higher operating costs in Saudi Arabia and the timing of dry dockings and certain repair expenditures, $2.4 million higher due to net fleet additions and $1.8 million higher due to the repositioning of vessels between geographic regions.

Latin America. For the years ended December 31, the Company’s direct vessel profit in Latin America was as follows (in thousands, except statistics):

	2022		2021		2020
Time Charter Statistics:
Rates Per Day Worked:
FSV	$8,098		$7,707		$7,435
PSV	15,615		15,415		14,906
Liftboats	25,277		38,241		15,913
Overall	13,948		16,035		11,989
Utilization:
FSV	96%		91%		92%
PSV	94%		87%		91%
Liftboats	34%		73%		95%
Overall	91%		86%		92%
Available Days:
FSV	730		730		867
PSV	2,279		2,251		1,108
Liftboats	140		417		192
Overall	3,149		3,397		2,167
Operating revenues:
Time charter	$40,122	92%	$46,934	87%	$23,806	96%
Bareboat charter	1,374	3%	2,484	5%	—	—%
Other marine services	2,290	5%	4,278	8%	1,084	4%
	43,786	100%	53,696	100%	24,890	100%
Direct operating expenses:
Personnel	13,769	31%	14,990	28%	6,698	27%
Repairs and maintenance	7,107	16%	7,250	14%	2,131	9%
Drydocking	274	1%	467	1%	329	1%
Insurance and loss reserves	1,115	3%	2,201	4%	462	2%
Fuel, lubes and supplies	2,833	6%	3,261	6%	990	4%
Other	2,253	5%	3,701	7%	1,369	6%
	27,351	62%	31,870	59%	11,979	48%
Direct Vessel Profit	$16,435	38%	$21,826	41%	$12,911	52%

2022 compared with 2021

Operating Revenues. Charter revenues were $7.9 million lower in 2022 compared with 2021. Charter revenues were $11.1 million lower due to the repositioning of vessels between geographic regions. Charter revenues were $3.2 million higher for the Regional Core Fleet as a result of increased day rates and utilization. Other marine services were $2.0 million lower due to lower management fees from joint ventures and lower reimbursable meals that were partially offset by higher mobilization revenues of $1.5 million, $1.2 million and $0.7 million, respectively. As of December 31, 2022, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $4.5 million lower in 2022 compared with 2021. Direct operating costs were $7.5 million lower due to the repositioning of vessels between geographic regions, and $3.0 million higher for the Regional Core Fleet primarily due to the timing of certain repair expenditures.

2021 compared with 2020

Operating Revenues. Charter revenues were $25.6 million higher in 2021 compared with 2020. Charter revenues were $16.5 million higher due to net fleet additions as a result of the consolidation of SEACOR Offshore Delta (f/k/a SEACOSCO) after the Company acquired its partner’s interest in the company in 2020 and $9.1 million higher due to the repositioning of vessels between geographic regions. Other marine services were $3.2 million higher due to higher reimbursable meals, higher management fees, and higher mobilization revenues of $1.3 million, $1.3 million and $0.6 million, respectively. As of December 31, 2021, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $19.9 million higher in 2021 compared with 2020, primarily due to net fleet additions and the repositioning of vessels between geographic regions.

Lease Expense. Leased-in equipment expenses were $2.2 million lower compared with 2021, primarily due to the impairment of one leased-in vessel and other equipment during the third quarter of 2022. Leased-in equipment expenses were $1.4 million lower for 2021 compared with 2020 primarily due to the impairment of two leased-in vessels during the first quarter of 2020 and the amendment of the lease of one leased-in vessel during the third quarter of 2020 to lower rates.

Administrative and general. Administrative and general expenses were $3.3 million higher in 2022 compared with 2021, primarily due to increases in salaries and benefits expenses. Administrative and general expenses were $2.4 million lower in 2021 compared with 2020, primarily due to a $3.0 million transaction fee paid in 2020 to SEACOR Holdings under the Tax Refund and Indemnification Agreement entered into by the Company and SEACOR Holdings on June 26, 2020 (the “Tax Refund Agreement”) under which the Company no longer has any payment obligations.

Depreciation and amortization. Depreciation and amortization expenses were $1.4 million lower in 2022 compared with 2021 and $0.2 million higher in 2021 compared with 2020 primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. Gain on asset dispositions and impairments was $1.4 million for 2022, which included gains from the sale of one FSV, one liftboat previously removed from service, office space and other equipment for net cash proceeds of $6.7 million after transaction costs, and a gain of $3.1 million. In addition, the Company sold one AHTS in exchange for the remaining equity interests in SEACOR Marlin LLC (the owner of the PSV SEACOR Marlin) and recorded a gain on the sale of MexMar, OVH and other assets of $0.8 million (see “Note 5. Equipment Acquisitions and Dispositions” and “Note 6. Investments, at Equity and Advances to 50% or Less Owned Companies” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). These gains were substantially offset by impairment charges of $2.9 million for one leased-in AHTS, as well as impairment charges for one FSV sold in 2022 and for other equipment classified as assets held for sale as the Company expects to sell the equipment within one year.

During 2021, the Company recorded no impairment charges associated with its fleet. The Company sold one PSV vessel, three FSVs and set off debt payments with hull and machinery insurance proceeds received in respect of the SEACOR Power of $25.0 million, for total payments of $30.1 million in cash, resulting in gains of $20.9 million all of which was recognized currently. The insurance proceeds from the SEACOR Power were primarily used to repay associated debt under the FGUSA Credit Facility as described in “Note 9. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During 2020, the Company recorded impairment charges of $13.5 million associated with its liftboat fleet (five owned and two leased-in vessels), one specialty vessel and recognized net losses of $5.3 million with respect to asset dispositions ($4.8 million loss due to the disposal of one vessel under construction, and $0.5 million loss due to the redelivery of one leased-in AHTS and one leased-in liftboat). The Company sold two AHTS and one specialty vessel previously removed from service, four FSVs, one specialty, one vessel under construction and other equipment for $21.6 million and gains of $1.2 million.

Other (Expense) Income, Net

For the years ended December 31, the Company’s other income (expense) was as follows (in thousands):

	2022	2021	2020
Other Income (Expense):
Interest income	$784	$1,302	$1,273
Interest expense	(29,706)	(28,111)	(30,691)
SEACOR Holdings guarantee fees	—	(7)	(47)
Gain on debt extinguishment	10,429	61,994	—
Derivative gains, net	—	391	4,310
Foreign currency gains (losses), net	1,659	(1,235)	(1,294)
Gain (loss) from return of investments in 50% or less owned companies and other, net	755	9,441	(19)
	$(16,079)	$43,775	$(26,468)

Interest Income. Interest income decreased in 2022 primarily due to interest received from the IRS due to delays in the payment of the CARES Act tax refunds in 2021. Interest income in 2021 increased primarily due to a tax refund on a portion of interest paid. Interest income in 2020 was lower due to decreases in interest income from the Company’s construction reserve funds deposits which were substantially lower offset by increased income due to interest earned on loans and advances to joint ventures.

Interest expense. Interest expense was higher in 2022 compared to 2021 primarily due to the debt assumed as a result of the OSV Partners Merger, a higher interest rate on the SMFH Credit Facility as a result of the entry into SMFH Amendment No. 4, a higher interest rate due to the exchange of the Old Convertible Notes for the Guaranteed Notes and the New Convertible Notes and higher interest rates on all other variable rate debt as a result of the increasing interest rate environment. Interest expense was lower in 2021 compared to 2020 primarily due to the repayment of the FGUSA Credit Facility in June 2021 and lower interest rates on floating rate debt. This decrease was offset by increases in interest associated with the SEACOR Alpine Shipyard Financing following delivery of one PSV in 2020 and increases in interest associated with the Tarahumara Shipyard Financing following delivery of one PSV in 2021, as described in “Note 9. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

SEACOR Holdings guarantee fees. As of December 31, 2022, there were no SEACOR Holdings outstanding guarantee fees as the obligations were terminated in 2021.

Gain on debt extinguishment. Gain on debt extinguishment was $10.4 million in 2022 due to the exchange of the Old Convertible Notes for the Guaranteed Notes and the New Convertible Notes, compared to $62.0 million in 2021 due to the repayment of the FGUSA Credit Facility. (See “Note 9. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Derivative gains, net. Net derivative gains in 2022 decreased compared to 2021 due to the Company not having any open forward currency exchange contracts since the first quarter of 2021. Net derivative gains in 2021 compared to 2020 were lower due to the fair value of the conversion option liability associated with the Old Convertible Notes decreasing from $5.2 million to zero in 2020 offset by gains realized on foreign currency forwards in 2021. For all periods, derivative gains were primarily due to reductions in the fair value of the Company’s conversion option liability embedded in Old Convertible Notes. The reductions in the conversion option liability were primarily the result of declines in the Company’s share price and estimated credit spread.

Foreign currency gains (losses), net. Foreign currency gains in 2022 compared to foreign currency losses in 2021 were primarily due to various changes in foreign currencies.

Gain from return of investments in 50% or less owned companies and other, net. Other gains in 2022 decreased compared to 2021 primarily due to a distribution in 2021 of $12.0 million from the Company’s MEXMAR Offshore joint venture of which $9.4 million was in excess of the Company’s investment in the joint venture. The Company no longer has any equity interest in this joint venture.

Income Tax Expense (Benefit)

For the year ending December 31, 2022, the Company’s effective income tax rate of 12.3% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes, foreign losses for which there is no benefit in the U.S. and the sale of investments in 50% or less owned companies.

For the year ending December 31, 2021, the Company’s effective income tax rate of 173.4% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign subsidiaries with current losses for which there is no current or future federal income tax benefit available.

For the year ending December 31, 2020, the Company’s effective income tax rate of (23.4)% was primarily due to income tax benefits recognized as a result of the CARES Act signed into law in March 2020, as well as taxes provided on income attributable to noncontrolling interests, foreign sourced income not subject to U.S. income taxes, foreign taxes not creditable against U.S. income taxes, and the adjustment for the acquisition of the remaining minority membership interest in Falcon Global Holdings.

Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax

For the years ended December 31, the Company’s equity in earnings (losses) from continuing operations of 50% or less owned companies, net of tax, was as follows (in thousands):

	2022	2021	2020
MexMar	$2,133	$10,491	$(4,056)
MEXMAR Offshore	—	2,563	—
Offshore Vessel Holdings	2,571	809	(4,053)
OSV Partners	—	(1,343)	(1,575)
SEACOR Offshore Delta (f/k/a SEACOSCO)	—	—	(1,703)
SEACOR Marine Arabia	1,671	1,030	3,373
Other	636	1,528	(149)
	$7,011	$15,078	$(8,163)

2022 compared with 2021

MexMar, OVH and SEACOR Marlin. On September 29, 2022, each of the Framework Agreement Transactions were consummated. As a result, the Company no longer owns any equity interest in either MexMar or in OVH, and the Company owns all of the equity interests in SEACOR Marlin LLC. The Company expects its Equity in earnings of 50% or less owned companies will not be significant in future periods. For additional information See “—Recent Developments—Framework Agreement Transactions”.

OSV Partners. On December 31, 2021, SEACOR Marine, SEACOR Offshore OSV and SEACOR OSV Partners I LP, a Delaware limited partnership (“OSV Partners I”) entered into a certain merger agreement pursuant to which OSV Partners I merged with and into SEACOR Offshore OSV, with SEACOR Offshore OSV surviving the merger (the “OSV Partners Merger”). As a result of the OSV Partners Merger, the five 201 feet, 1,900 tons deadweight capacity, PSVs owned by OSV Partners I are now 100% owned by the Company and no longer included as equity in earnings.

MEXMAR Offshore. As of December 31, 2021, the Company does not have any ownership interest in MEXMAR Offshore.

2021 compared with 2020

MexMar. Equity earnings from MexMar were higher by $14.5 million in 2021 as compared to 2020 primarily due to a provision for doubtful accounts recorded in 2020 related to a default of a loan provided by MexMar to UP Offshore (Bahamas) Ltd (“UP Offshore”), a wholly owned subsidiary of MEXMAR Offshore (which is a separate joint venture of the Company).

MEXMAR Offshore. On June 1, 2021, MEXMAR Offshore International LLC (“MEXMAR Offshore”), a joint venture 49% owned by an indirect wholly-owned subsidiary of SEACOR Marine, and 51% owned by a subsidiary of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), UP Offshore (Bahamas) Ltd. (“UP Offshore”), a provider of offshore support vessel services to the energy industry in Brazil and a wholly owned subsidiary of MEXMAR Offshore, and certain of subsidiaries of UP Offshore, completed the sale of eight vessels and certain Brazilian entities to OceanPact Servícos Marítimos S.A. and its subsidiary, OceanPact Netherlands B.V., for a total purchase price of $30.2 million (the “UP Offshore Sale Transaction”). The UP Offshore Sale Transaction resulted in an equity earnings gain from 50% or less owned companies of $2.6 million.

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

OSV Partners. Equity losses from SEACOR OSV Partners GP LLC (“OSV Partners GP”) and SEACOR OSV Partners I (SEACOR OSV Partners I, collectively with OSV Partners GP, “OSV Partners”) decreased by $0.2 million, primarily due to higher utilization and an increase in the overall day rate. On December 31, 2021, the OSV Partners Merger was consummated.

SEACOR Marine Arabia. The decrease of $2.3 million in equity gains from SEACOR Marine Arabia was due to reduced revenues and higher operating costs.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its debt facilities. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, construction reserve funds, cash flows from operations and collections on our short-term note receivable. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of December 31, 2022, the Company had unfunded capital commitments of $2.5 million for miscellaneous vessel equipment payable during 2023. The Company has indefinitely deferred an additional $9.3 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

As of December 31, 2022, the Company had outstanding debt of $321.6 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of December 31, 2022 are as follows (in thousands):

Actual
2023	$61,512
2024	66,656
2025	23,951
2026	162,897
2027	11,365
Years subsequent to 2027	37,413
$363,794

As of December 31, 2022, the Company held balances of cash, cash equivalents and restricted cash totaling $43.0 million. As of December 31, 2021, the Company held balances of cash, cash equivalents and restricted cash totaling $41.2 million. In January 2021, the Company received cash proceeds of $42.6 million for the sale of Windcat Workboats. In addition, as a result of the CARES Act and the entry into the Tax Refund Agreement, the Company received cash tax refunds of approximately $32.3 million (including $1.1 million of interest paid by the IRS in respect of refund payment delays due in part to the COVID-19 pandemic) in 2020 and 2021. These tax refunds are subject to the terms of the Tax Refund Agreement, which does not restrict the use of approximately $23.1 million of the refund, with the remaining $8.1 million required to be deposited into an account to be used to satisfy certain of the Company’s obligations that remain guaranteed by SEACOR Holdings. The Company applied all of the amount deposited to satisfy these obligations in full.

For the years ended December 31, the following is a summary of the Company’s cash flows (in thousands):

	2022	2021	2020
Cash flows provided by or (used in):
Operating Activities	$(14,616)	$9,255	$(29,544)
Investing Activities	57,800	71,800	3,823
Financing Activities	(41,355)	(79,180)	(22,777)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(4)	(22)	30
Net Change in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	—	(171)	959
Net Change in Cash, Restricted Cash and Cash Equivalents	$1,825	$1,682	$(47,509)

Operating Activities

Cash flows provided by operating activities decreased by $23.9 million in 2022 compared with 2021. The biggest driver of the decrease in cash flows provided by operations was the receipt of approximately $32.3 million in tax refunds in 2021 under the CARES Act as described above and in “Note 10. Income Taxes” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which was partially offset by working capital timing. For the years ended December 31, the components of cash flows provided by (used in) continuing operating activities were as follows (in thousands):

	2022	2021	2020
DVP:
United States, primarily Gulf of Mexico	$10,161	$1,847	$(1,001)
Africa and Europe, Continuing Operations	15,518	9,819	20,070
Middle East and Asia	3,226	10,043	18,712
Latin America	16,435	21,826	12,911
Operating, leased-in equipment	(2,384)	(7,456)	(14,785)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(35,825)	(31,329)	(34,997)
SEACOR Holdings management and guarantee fees	—	(7)	(47)
Other, net (excluding non-cash losses)	755	168	(19)
Dividends received from 50% or less owned companies	3,057	5,332	2,117
	10,943	10,243	2,961
Changes in operating assets and liabilities before interest and income taxes	(1,235)	(9,092)	(9,376)
Cash settlements on derivative transactions, net	(749)	(2,150)	(1,331)
Interest paid, excluding capitalized interest (1)	(25,244)	(23,807)	(21,977)
Interest received	784	1,302	1,273
Income taxes refunded, net	885	32,759	(1,094)
Total cash flows (used in) provided by operating activities	$(14,616)	$9,255	$(29,544)

(1)
During 2022, the Company had no capitalized interest. During 2021 and 2020, capitalized interest included in purchases of property and equipment from continuing operations was $0.3 million and $0.9 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During 2022, net cash provided by investing activities was $57.8 million primarily as a result of the following:

•
capital expenditures were $0.5 million;
•
the Company sold one FSV, one liftboat previously removed from service, office space and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million;
•
the Company received $0.5 million from investments in, and advances to, its 50% or less owned companies for principal payments on note receivables;
•
the Company received $66.0 million of cash proceeds from the sale of investments in, and advances to, its 50% or less owned companies in the Framework Agreement Transactions; and
•
the Company deployed $28.8 million to acquire the loans under the MexMar Original Facility Agreement and received $13.8 million of principal payments under such loan.

During 2021, net cash provided by investing activities was $71.8 million primarily as a result of the following:

•
capital expenditures were $7.0 million. Equipment deliveries during the period included one PSVs through construction;
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

•
the Company made investments in, and advances to, its 50% or less owned companies of $3.0 million;
•
the Company received a distribution from its MEXMAR Offshore joint venture in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment balance of $2.6 million; and
•
the Company received $3.3 million from investments in, and advances to, its 50% or less owned companies for principal payments on note receivables;
•
the Company received $0.2 million as part of an asset acquisition of a 50% or less owned company.

During 2020, net cash provided by investing activities was $3.8 million primarily as a result of the following:

•
capital expenditures were $20.8 million. Equipment deliveries during the period included four PSVs through construction;
•
the Company sold two AHTS and one specialty vessel previously retired and removed from service, four FSVs, one specialty vessel and one vessel under construction and other equipment for net proceeds of $21.6 million ($20.7 million cash and $0.9 million in previously received deposits);
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
•
the Company made investments in, and advances to, its 50% or less owned companies of $2.2 million; and
•
the Company received $1.7 million from investments in, and advances to, its 50% or less owned companies for principal payments on note receivables.

Financing Activities

During 2022, net cash used by financing activities was $41.4 million primarily as a result of the following:

•
The Company made scheduled payments on long-term debt and other obligations of $38.2 million;
•
the Company made payments for debt extinguishment costs of $2.3 million;
•
the Company received $0.2 million proceeds from the exercise of stock options;
•
the Company made payments on finance leases of $0.4 million; and
•
the Company made payments on tax withholdings for restricted stock vesting and director share awards of $0.7 million.

During 2021, net cash used by financing activities was $78.9 million primarily as a result of the following:

•
The Company made scheduled payments on long-term debt and other obligations of $78.1 million; and
•
the Company made payments on debt extinguishment costs of $0.8 million; and
•
the Company made payments on tax withholdings for restricted stock vesting and director share awards of $0.3 million.

During 2020, net cash used by financing activities was $22.6 million primarily as a result of the following:

•
The Company made scheduled payments on long-term debt and obligations of $22.6 million; and
•
the Company made payments on tax withholdings for restricted stock vesting and director share awards of $0.2 million.

Short and Long-Term Liquidity Requirements and Outlook

The Company believes that a combination of cash balances on hand, cash generated from operating activities, collections of our short-term note receivable and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital needs, debt service requirements and covenant compliance over the short to medium term. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets.

The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to or the availability of the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity and compliance with covenants in its credit facilities.

The SMFH Credit Facility requires the Company to maintain a minimum of Cash and Cash Equivalents (as defined in the SMFH Credit Facility to include 35% of the accounts receivable as reported in SEACOR Marine's financial statements for the second, third and fourth quarter of fiscal year 2022) equal to the greater of (i) $35.0 million and (ii) 7.5% of Total Debt (as defined in the SMFH Credit Facility) (see “Note 9. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). As of December 31, 2022, the Company's Cash and Cash Equivalents balance used to test compliance with this covenant was $62.1 million or 21.7% of Total Debt.

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

Note Receivable

For a discussion of the Company’s short-term note receivable agreement see “Note 4. Note Receivable” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Other than as set forth below there have not been any material changes to the agreement governing the Company’s short-term note receivable during the period.

In connection with the closing of the Framework Agreement Transactions, on September 29, 2022, SEACOR Marine Capital purchased all of the outstanding loans under the MexMar Original Facility Agreement for an aggregate amount of $28.8 million, representing par value of the loan using proceeds received from the Framework Agreement Transactions. On the same date the MexMar Original Facility Agreement was amended and restated in the MexMar Third A&R Facility Agreement pursuant to which, among other things, MexMar paid down approximately $8.8 million of the loan and agreed to repay the $20.0 million of the loan that remains outstanding by September 30, 2023, through four equal quarterly installments of $5.0 million. As of December 31, 2022, the loan balance due from MexMar was $15.0 million.

Future Cash Requirements

The Company’s primary future cash requirements will be to fund operations, debt service, capital expenditures, employee retirement benefit plans, and lease payment obligations. In addition, the Company may use cash in the future to make strategic acquisitions or investments. Specifically, the Company expects its primary cash requirements for fiscal year 2023 to be as follows:

•
Debt service — We expect to make principal and interest payments of approximately $85.9 million during fiscal year 2023 under our currently outstanding debt facilities based on interest rates at year end.
•
Capital expenditures — At this time, we expect capital expenditures of approximately $1.7 million for the installation of a hybrid battery power system on an existing PSV.
•
Employee retirement benefit plans — We estimate we will make payments under our retirement benefit plans of approximately $1.3 million during fiscal year 2023.
•
Lease payments — We expect to make lease payments of approximately $3.5 million for our operating and finance leases during fiscal year 2023 under our effective leases as of December 31, 2022. In January 2023, the Company terminated an agreement for one leased-in AHTS that will result in a $0.7 million reduction of operating lease payments in 2023.

In addition to the matters identified above, in the ordinary course of business, the Company may be involved in litigation, claims, government inquiries, investigations and proceedings relating to commercial, employment, environmental and regulatory matters. An unfavorable resolution in this or other matters could have a material adverse effect on the Company's future cash requirements.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 9. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Effects of Inflation

The Company’s operations expose it to the effects of inflation. Inflation has become a significant factor in the world economy post-pandemic and has led to an increased interest rate environment as well as inflationary pressures on the Company's operations, including but not limited to increased labor, repairs and maintenance, transportation and insurance costs.

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

SEACOR Power. On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel in coordination with the USCG. The salvage operations are substantially complete and the Company expects salvage costs to be covered by insurance proceeds.

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal stakeholders. The NTSB and the USCG have each conducted an investigation to determine the cause of the incident. The Company has and will continue to fully cooperate with the investigations in all respects. On November 3, 2022, the NTSB publicly released its final report, as adopted on October 18, 2022, which determined that the probable cause of the capsizing of the SEACOR Power was a loss of stability that occurred when the vessel was struck by severe thunderstorm winds, which exceeded the vessel’s operation wind speed limits. The NTSB further determined that contributing to the loss of life on the vessel were the speed at which the vessel capsized and the angle at which it came to rest, which made egress difficult, and the high winds and seas in the aftermath of the capsizing, which hampered rescue efforts. The USCG is also expected to release a report on its investigation although the timing of such release is uncertain. The findings of these investigations could harm the Company’s reputation and, in turn, the Company’s competitiveness, or impact the Company's ability to market and operate liftboats.

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

Related Party Transactions

For a discussion of the Company’s transactions with related parties, see “Note 18. Related Party Transactions” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company’s ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings from investments in 50% or less owned companies in the accompanying consolidated statements of income (loss) as equity in earnings (losses) of 50% or less owned companies, net of tax.

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

Trade and Other Receivables. Customers are primarily major integrated national, international oil companies, large independent oil and natural gas exploration and production companies and established wind farm construction companies. Customers are granted credit on a short-term basis and the related credit risks are minimal. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables. The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of December 31, 2022, the estimated useful life of the Company’s new offshore support vessels was 20 years.

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

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations, including intangible assets, when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by their estimated future undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

With respect to the Company’s international business, the Company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on charter hire contracts and operational expenses denominated in foreign currencies. To minimize the financial impact of these items, the Company attempts to contract its services in U.S. dollars. In addition, the Company attempts to minimize the financial impact of these risks by matching the currency of the Company’s operating expenses with the currency of the revenue streams when considered appropriate. The Company generally does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes the Company to the risk of exchange rate losses.

On occasion, the Company does, however, enter into forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges in connection with non-ordinary course transactions. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s international business. As of December 31, 2020 the Company had a foreign currency forward contract from which we recorded a loss of $0.9 million related to a £31.5 million swap that settled on January 12, 2021.

The Company’s outstanding debt from continuing operations is primarily in fixed interest rate instruments or variable interest rate instruments that have been fixed through corresponding interest rate swaps. As a result, the Company’s operations are not significantly affected by interest rate fluctuations. As of December 31, 2022 the Company had outstanding variable rate debt instruments (due 2023 through 2029) subject to interest rate fluctuations totaling $127.6 million that call for the Company to pay interest based on LIBOR or SOFR plus applicable margins. The interest rates reset either monthly or quarterly. As of December 31, 2022 the average interest rate on these variable rate borrowings was 6.3%. For each 1% increase in each of the applicable LIBOR or SOFR rate, the Company’s annual interest payments on the non-hedged portion of variable rate borrowings would increase by approximately $1.3 million. The Company's interest rate hedges are set to expire during 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2022 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The information with respect to SMFH Amendment No. 7 disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” of this Annual Report on Form 10-K is incorporated herein by reference.

The foregoing description of SMFH Amendment No. 7 does not purport to be complete and is qualified in its entirety by reference to the full text of SMFH Amendment No. 7, a copy of which is filed as Exhibit 10.46 to this Annual Report on Form 10-K, and the terms of which are incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed pursuant to this Item 10 is incorporated in its entirety herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

NYSE Annual Certification. The Chief Executive Officer of the Company has previously submitted to the NYSE the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual, and there were no qualifications to such certification. SEACOR Marine has filed the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 with the SEC as exhibits to this Annual Report on Form 10-K.

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

4.2*

Warrant, originally issued by SEACOR Marine Holdings Inc., to CEOF II Coinvestment B (DE), L.P., on May 2, 2018, (incorporated herein by reference to Exhibit 4.10 of SEACOR Marine Holdings Inc.’s Shelf Registration on Form S-3 filed with the Commission on June 15, 2018 (File No. 333-225686)).

4.3*

Warrant, originally issued by SEACOR Marine Holdings Inc., to CEOF II DE I AIV, L.P., on May 2, 2018, (incorporated herein by reference to Exhibit 4.8 of SEACOR Marine Holdings Inc.’s Shelf Registration on Form S-3 filed with the Commission on June 15, 2018 (File No. 333-225686)).

4.4*

Warrant, originally issued by SEACOR Marine Holdings Inc., to CEOF II Coinvestment (DE), L.P., on May 2, 2018, (incorporated herein by reference to Exhibit 4.9 of SEACOR Marine Holdings Inc.’s Shelf Registration on Form S-3 filed with the Commission on June 15, 2018 (File No. 333-225686)).

4.5*

Registration Rights Agreement, dated as of April 26, 2018, by and among SEACOR Marine Holdings Inc. and the Purchasers, (incorporated herein by reference to Exhibit 10.6 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2018 (File No. 1-37966)).

4.6*

Registration Rights Agreement, dated as of March 20, 2020, by and between SEACOR Marine Holdings Inc. and Montco Offshore, LLC (incorporated herein by reference to Exhibit 4.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on March 20, 2020 (File No. 001-37966)).

4.7*

Registration Rights Agreement, dated October 5, 2022, by and among SEACOR Marine Holdings Inc. and the holders of the New Convertible Notes from time-to-time party thereto (incorporated herein by reference to Exhibit 4.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on October 5, 2022 (File No. 001-37966)).

4.8*	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.11 of SEACOR Marine Holdings Inc.’s Form 10-K filed with the Commission on March 4, 2020 (File No. 001-37966)).

10.1*+

SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan. (incorporated herein by reference to Exhibit 10.6 of SEACOR Marine Holdings Inc.’s Periodic Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-37966)).

Exhibit Number	Description
10.2*+

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

10.4*+

Form of Stock Option Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 of SEACOR Marine Holdings Inc.’s S-8 filed with the Commission on November 20, 2017 (File No. 001-37966)).

10.5*+

Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 of SEACOR Marine Holdings Inc.’s S-8 filed with the Commission on November 20, 2017 (File No. 001-37966)).

10.6*+

Form of Performance Restricted Stock Unit Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2019 (File No. 001-37966)).

10.7+	Compensation of Non-Employee Directors

10.8*

Credit Agreement, dated September 26, 2018, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., the Entities Identified on Schedule 1-A thereto, DNB Bank ASA, New York Branch, the Financial Institutions identified on Schedule 1b, DNB Markets, Inc., Clifford Capital Pte. Ltd. And NIBC Bank N.V. and DNB Markets, Inc., (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2018 (File No. 001-37966)).

10.9*

Guaranty, dated September 28, 2018, by SEACOR Marine Holdings Inc. in favor of DNB Bank ASA, New York Branch (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2018 (File No. 001-37966)).

10.10*+

Form of Director Stock Option Grant Agreement Pursuant to the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan, between SEACOR Marine Holdings Inc., and the non-employee director specified therein, (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2018 (File No. 001-37966)).

10.11*

Subscription Agreement, dated as of April 20, 2018, by and among SEACOR Marine Holdings Inc., the Purchasers named on Schedule A thereto, (incorporated herein by reference to Exhibit 10.5 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2018 (File No. 001-37966)).

10.12*

Amendment and Exchange Agreement, dated as of May 2, 2018, by and among SEACOR Marine Holdings Inc., CEOF II DE I AIV, L.P., CEOF II COINVESTMENT (DE), L.P. and CEOF II COINVESTMENT B (DE), L.P., (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on May 2, 2018 (File No. 001-37966)).

10.13*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and John Gellert (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.14*+

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

10.17*

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

10.18*

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

10.20*

Sale and Purchase Agreement, dated May 31, 2020, by and between China Shipping Fan Tai Limited, China Shipping Industry (Hong Kong) Co. Limited and SEACOR Offshore Asia LLC (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966)).

10.21*

Parent Guarantee, dated May 31, 2020, by SEACOR Marine Holdings Inc. in favour of China Shipping Fan Tai Limited and China Shipping Industry (Hong Kong) Co., Limited (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966)).

10.22*

Form of Parent Guarantee by SEACOR Marine Holdings Inc. and COSCO Shipping Heavy Industry (Guangdong) Co., Ltd (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966).

10.23*

Tax Refund and Indemnification Agreement, dated as of June 26, 2020, by and between SEACOR Marine Holdings Inc. and SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 29, 2020 (File No. 001-37966)).

10.24*

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

10.25*

Agreement for the Sale and Purchase of the Share Capital of Windcat Workboats Holdings Limited, dated December 18, 2020, by and among Seabulk Overseas Transport, Inc., CMB N.V. and SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on December 18, 2020 (File No. 001-37966)).

10.26*

Letter Agreement, dated December 18, 2020, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc. and DNB Bank ASA, New York Branch, as facility agent and on behalf of the majority lenders (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on December 18, 2020 (File No. 001-37966)).

10.27*+

SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex A of SEACOR Marine Holding Inc.’s definitive proxy statement on Schedule 14A as filed with the Commission on April 22, 2020 (SEC File No. 001-37966)).

10.28*+

Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.40 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 001-37966)).

Exhibit Number	Description

10.29*+

Form of Stock Option Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.41 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 001-37966)).

10.30*+

Form of Performance Restricted Stock Unit Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.42 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 001-37966)).

10.31*+

Form of Director Stock Option Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.43 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 001-37966)).

10.32*+

Form of Director Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2021 (File No. 001-37966)).

10.33*

Amendment No. 7 to Amended and Restated Credit Facility Agreement, dated as of December 31, 2021, by and among SEACOR OSV Partners I LP, the other borrowers thereunder, DNB Bank ASA, New York Branch, and Comerica Bank (incorporated herein by reference to Exhibit 10.37 of SEACOR Marine Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Commission on March 10, 2022 (File No. 001-37966)).

10.34*

Guaranty, dated as of December 31, 2021, by SEACOR Marine Holdings Inc. in favor of DNB Bank ASA, New York Branch, as security trustee (incorporated herein by reference to Exhibit 10.38 of SEACOR Marine Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Commission on March 10, 2022 (File No. 001-37966)).

10.35*

Amendment No. 4 to Credit Agreement and Parent Guaranty, dated as of June 15, 2022, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., DNB Bank ASA, New York Branch, DNB Capital LLC, Clifford Capital Pte, Ltd, Hancock Whitney Bank, Citicorp North America, Inc., and the entities identified on schedules thereto (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 17, 2022 (File No. 001-37966)).

10.36*

Amended and Restated Guaranty, dated as of June 15, 2022, by SEACOR Marine Holdings Inc. in favor of DNB Bank ASA, New York Branch, as security trustee (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on June 17, 2022 (File No. 001-37966)).

10.37*+

SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Annex A of SEACOR Marine Holding Inc.’s definitive proxy statement on Schedule 14A as filed with the Commission on April 22, 2022 (SEC File No. 001-37966)).

10.38*+

Form of Director Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2022 (File No. 1-37966)).

10.39*

Framework Agreement, dated September 29, 2022, by and among, SEACOR Marine Holdings Inc., SEACOR Marine LLC, SEACOR Offshore LLC, SEACOR Marine Capital Inc., Operadora de Transportes Marítimos, S.A. de C.V., CME Drillship Holdings DAC, and Offshore Vessels Holding, S.A.P.I. de C.V. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on October 5, 2022 (File No. 001-37966)).

10.40*

Third Amended and Restated Senior Secured Term Loan Credit Facility Agreement, dated as of September 29, 2022, by and among Mantenimiento Express Marítimo, S.A.P.I. de C.V., SEACOR Marine Capital Inc., and DNB Bank ASA, New York Branch (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on October 5, 2022 (File No. 001-37966)).

10.41*

Amendment No. 5 to Credit Agreement, dated as of September 29, 2022, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., DNB Bank ASA, New York Branch, and the other entities identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on October 5, 2022 (File No. 001-37966)).

Exhibit Number	Description
10.42*

Second Amended and Restated Guaranty, dated as of September 29, 2022, by SEACOR Marine Holdings Inc. in favor of DNB Bank ASA, New York Branch, as security trustee (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on October 5, 2022 (File No. 001-37966)).

10.43*

Exchange Agreement (Guaranteed Notes), dated as of October 5, 2022, by and among SEACOR Marine Holdings Inc., Falcon Global Robert LLC and CEOF II DE I AIV, L.P., CEOF II Coinvestment (DE), L.P. and CEOF II Coinvestment B (DE), L.P. (incorporated herein by reference to Exhibit 10.5 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on October 5, 2022 (File No. 001-37966)).

10.44*

Exchange Agreement (New Convertible Notes), dated as of October 5, 2022, by and among SEACOR Marine Holdings Inc., and CEOF II DE I AIV, L.P., CEOF II Coinvestment (DE), L.P. and CEOF II Coinvestment B (DE), L.P. (incorporated herein by reference to Exhibit 10.6 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on October 5, 2022 (File No. 001-37966)).

10.45*

Amendment No. 8 to Second Amended and Restated Credit Agreement, dated as of December 22, 2022, by and among SEACOR Offshore OSV LLC, the other borrowers thereunder, DNB Bank ASA, New York Branch, DNB Markets, Inc., DNB Capital LLC and Comerica Bank (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Form 8-K filed with the Commission on December 23, 2022 (File No. 001-37966)).

10.46

Amendment No. 7 to Second Amended and Restated Guaranty, dated as of March 2, 2023, by and among, inter alios, SEACOR Marine Holdings Inc., DNB Bank ASA, New York Branch, and the consenting lenders thereto.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Marine Holdings Inc. (Registrant)

By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ John Gellert	President, Chief Executive Officer and Director	March 6, 2023
John Gellert	(Principal Executive Officer)

/s/ Jesús Llorca	Executive Vice President and Chief Financial Officer	March 6, 2023
Jesús Llorca	(Principal Financial Officer)

/s/ Gregory S. Rossmiller	Senior Vice President and Chief Accounting Officer	March 6, 2023
Gregory S. Rossmiller	(Principal Accounting Officer)

/s/ Andrew R. Morse	Non-Executive Chairman of the Board	March 6, 2023
Andrew R. Morse

/s/ R. Christopher Regan	Director	March 6, 2023
R. Christopher Regan

/s/ Alfredo Miguel Bejos	Director	March 6, 2023
Alfredo Miguel Bejos

/s/ Julie Persily	Director	March 6, 2023
Julie Persily

INDEX TO FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC

Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SEACOR Marine Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2023 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Long-lived Assets – Evaluation of potential impairment indicators of long-lived assets

As described further in Note 1 to the financial statements, the Company reviews long-lived assets, primarily comprised of vessels, for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets or asset groups may no longer be recoverable. Possible indicators of impairment may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. When events or changes in circumstances exist, the Company evaluates its long-lived assets for impairment by comparing undiscounted cash future cash flows expected to be generated over the life of each asset group to the respective carrying value. If the carrying values of the assets are not recoverable, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value. We identified the evaluation of potential impairment indicators for long-lived assets as a critical audit matter.

The principal considerations for our determination that the evaluation of potential impairment indicators for long-lived assets is a critical audit matter are the significant assumptions management makes when determining whether events or changes in circumstances indicate that the carrying amounts of vessel assets may not be recoverable. A high degree of subjective auditor judgment was required in evaluating the Company’s assessment of current operations, financial results and future projections by vessel group, current industry data and market conditions, and relevant industry data for impairment indicators. Additionally, there is a risk that the triggering events will not be identified by management.

Our audit procedures related to the evaluation of potential impairment indicators for-long lived assets included the following, among others.

•
We tested the design and operating effectiveness of controls relating to management’s analysis of impairment.
•
We reviewed the asset grouping assessment for appropriateness relative to the aggregation criteria by vessel class for recoverability purposes.
•
We performed procedures related to testing management’s assumptions by comparing to:
o
Past, current, and future expected performance of the vessel classes;
o
External market and industry data;
o
Evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

March 6, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SEACOR Marine Holdings Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 6, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Houston, Texas

March 6, 2023

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2022	2021

Current Assets:
Cash and cash equivalents	$39,963	$37,619
Restricted cash	3,082	3,601
Receivables:
Trade, net of allowance for credit loss accounts of $1,650 and $1,312 in 2022 and 2021, respectively	54,388	55,544
Other	7,638	6,118
Note receivable	15,000	—
Tax receivable	578	1,238
Inventories	2,123	928
Prepaid expenses and other	3,054	3,730
Assets held for sale	6,750	2,235
Total current assets	132,576	111,013
Property and Equipment:
Historical cost	967,683	1,008,080
Accumulated depreciation	(310,778)	(302,328)
	656,905	705,752
Construction in progress	8,111	15,531
Net property and equipment	665,016	721,283
Right-of-use asset - operating leases	6,206	6,608
Right-of-use asset - finance leases	6,813	100
Investments, at equity, and advances to 50% or less owned companies	3,024	71,727
Other assets	1,995	1,771
Total assets	$815,630	$912,502
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$2,358	$1,986
Current portion of finance lease liabilities	468	33
Current portion of long-term debt:
Recourse	61,512	31,602
Accounts payable and accrued expenses	37,954	28,419
Due to SEACOR Holdings	264	274
Accrued wages and benefits	4,361	3,711
Accrued interest	2,305	2,273
Accrued capital, repair and maintenance expenditures	2,748	2,438
Deferred revenue and unearned revenue	2,333	1,606
Accrued insurance deductibles and premiums	2,428	2,720
Accrued professional fees	1,114	1,214
Derivatives	—	1,831
Other current liabilities	3,580	6,558
Total current liabilities	121,425	84,665
Long-term operating lease liabilities	4,739	4,885
Long-term finance lease liabilities	6,781	76
Long-term Debt:
Recourse	254,653	327,300
Non-recourse	5,466	5,462
Deferred income taxes	40,779	40,682
Deferred gains and other liabilities	2,641	2,891
Total liabilities	436,484	465,961
Equity:
SEACOR Marine Holdings Inc. stockholders' equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 26,950,799 and 26,120,124 shares issued in 2022 and 2021, respectively	272	262
Additional paid-in capital	466,669	461,931
Accumulated deficit	(93,111)	(22,907)
Shares held in treasury of 248,638 and 127,887 in 2022 and 2021, respectively, at cost	(1,852)	(1,120)
Accumulated other comprehensive income, net of tax	6,847	8,055
	378,825	446,221
Noncontrolling interests in subsidiaries	321	320
Total equity	379,146	446,541
Total liabilities and equity	$815,630	$912,502

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	For the years ended December 31,
	2022	2021	2020
Operating Revenues	$217,325	$170,941	$141,837
Costs and Expenses:
Operating	171,985	127,406	91,145
Administrative and general	40,911	37,639	40,051
Lease expense	3,869	6,085	7,525
Depreciation and amortization	55,957	57,395	57,167
	272,722	228,525	195,888
Gains (Losses) on Asset Dispositions and Impairments, Net	1,398	20,436	(17,588)
Operating Loss	(53,999)	(37,148)	(71,639)
Other Income (Expense):
Interest income	784	1,302	1,273
Interest expense	(29,706)	(28,111)	(30,691)
SEACOR Holdings guarantee fees	—	(7)	(47)
Gain on debt extinguishment	10,429	61,994	—
Derivative gains, net	—	391	4,310
Foreign currency gains (losses), net	1,659	(1,235)	(1,294)
Gain (Loss) from return of investments in 50% or less owned companies and other, net	755	9,441	(19)
	(16,079)	43,775	(26,468)
(Loss) Income from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	(70,078)	6,627	(98,107)
Income Tax Expense (Benefit):
Current	8,485	6,633	(25,182)
Deferred	97	4,860	2,258
	8,582	11,493	(22,924)
Loss from Continuing Operations Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(78,660)	(4,866)	(75,183)
Equity in Earnings (Losses) of 50% or Less Owned Companies	7,011	15,078	(8,163)
(Loss) Income from Continuing Operations	(71,649)	10,212	(83,346)
Income on Discontinued Operations, Net of Tax (see Note 21)	—	22,925	364
Net (Loss) Income	(71,649)	33,137	(82,982)
Net Income (Loss) attributable to Noncontrolling Interests in Subsidiaries	1	1	(4,067)
Net (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(71,650)	$33,136	$(78,915)

Net (Loss) Earnings Per Share from Continuing Operations:
Basic	$(2.69)	$0.40	$(3.20)
Diluted	(2.69)	0.40	(3.20)
Net Earnings Per Share from Discontinued Operations:
Basic	—	0.90	0.02
Diluted	—	0.90	0.02
Net (Loss) Earnings Per Share:
Basic	$(2.69)	$1.30	$(3.18)
Diluted	$(2.69)	$1.30	$(3.18)

Weighted Average Common Shares and Warrants Outstanding:
Basic	26,626,179	25,444,693	24,785,744
Diluted	26,626,179	25,495,527	24,785,744

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2022	2021	2020
Net (Loss) Income	$(71,649)	$33,137	$(82,982)
Other Comprehensive (Loss) Income:
Foreign currency translation (losses) gains, net	(4,451)	3,986	2,112
Derivative gains (losses) on cash flow hedges	1,608	219	(2,139)
Reclassification of derivative gains on cash flow hedges to interest expense	694	1,648	1,425
Reclassification of derivative gains (losses) on cash flow hedges to equity in losses of 50% or less owned companies	941	(588)	(156)
	(1,208)	5,265	1,242
Income tax expense	—	—	—
	(1,208)	5,265	1,242
Comprehensive (Loss) Income	(72,857)	38,402	(81,740)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests in Subsidiaries	1	1	(4,067)
Comprehensive (Loss) Income Attributable to SEACOR Marine Holdings Inc.	$(72,858)	$38,401	$(77,673)

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

		SEACOR Marine Holdings Inc. Stockholders' Equity
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Shares of Treasury Stock	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2019	21,881,489	$219	$429,318	47,185	$(669)	$27,076	$1,548	$21,432	$478,924
Restricted stock grants	289,452	3	—	—	—	—	—	—	3
Cancellation of restricted stock grants	(12,650)	—	101	—	—	—	—	—	101
Amortization of share awards	—	—	3,969	—	—	—	—	—	3,969
Exercise of warrants	338,320	3	—	354	(1)	—	—	—	2
Restricted stock vesting	(25,745)	—		25,745	(178)	—	—	—	(178)
Director share awards	59,900	1	754	—	—	—	—	—	755
Acquisition of consolidated joint venture	900,000	9	17,037	—	—	—	—	(17,046)	—
Net loss	—	—	—	—	—	(78,915)		(4,067)	(82,982)
Other comprehensive income	—	—	—	—	—	—	1,242	—	1,242
Year Ended December 31, 2020	23,430,766	$235	$451,179	73,284	$(848)	$(51,839)	$2,790	$319	$401,836
Restricted stock grants	815,550	8	—	—	—	—	—	—	8
Amortization of share awards	—	—	5,002	—	—	—	—	—	5,002
Exercise of warrants	48,809	1	—	—	—	—	—	—	1
Restricted stock vesting	(54,603)	—	—	54,603	(272)	—	—	—	(272)
Forfeiture of employee share awards	(5,250)	—	—	—	—	—	—	—	—
Director share awards	189,030	2	435	—	—	—	—	—	437
Acquisition of 50% or less owned company	1,567,935	16	5,315	—	—	—	—	—	5,331
Sale of Windcat Workboats	—	—	—	—	—	(4,204)	—	—	(4,204)
Net income	—	—	—	—	—	33,136	—	1	33,137
Other comprehensive income	—	—	—	—	—	—	5,265	—	5,265
Year Ended December 31, 2021	25,992,237	$262	$461,931	127,887	$(1,120)	$(22,907)	$8,055	$320	$446,541
Restricted stock grants	738,896	9	—	—	—	—	—	—	9
Amortization of share awards	—	—	4,587	—	—	—	—	—	4,587
Exercise of options	34,492	—	151	—	—	—	—	—	151
Restricted stock vesting	(114,251)	—	—	114,251	(672)	—	—	—	(672)
Forfeiture of employee share awards	(3,500)	—	—	—	—	—	—	—	—
Director share awards	60,787	1	—	—	—	—	—	—	1
Director restricted stock vesting	(6,500)	—	—	6,500	(60)	—	—	—	(60)
Net loss	—	—	—	—	—	(71,650)	—	1	(71,649)
Other comprehensive income	—	—	—	—	—	1,446	(1,208)	—	238
Year Ended December 31, 2022	26,702,161	$272	$466,669	248,638	$(1,852)	$(93,111)	$6,847	$321	$379,146

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2022	2021	2020
Cash Flows from Continuing Operating Activities:
Net (Loss) Income	$(71,649)	$33,137	$(83,346)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	55,957	57,395	57,167
Deferred financing cost amortization	8	1,097	1,107
Stock-based compensation expense	4,597	5,447	4,824
Debt discount amortization	6,693	6,866	6,672
Allowance for credit losses	489	863	230
(Gain) loss from equipment sales, retirements or impairments	(1,398)	(20,436)	17,588
Gain on the sale of Windcat Workboats	—	(22,756)	—
Gain from return of investments in 50% or less owned companies	—	(9,442)	—
Gain on debt extinguishment	(12,700)	(62,749)	—
Derivative gains	—	(391)	(4,310)
Interest on finance lease	244	4	1
Cash settlement payments on derivative transactions, net	(749)	(2,150)	(1,331)
Currency (gains) losses	(1,659)	1,235	1,294
Deferred income taxes	97	4,860	2,258
Equity (earnings) losses	(7,011)	(15,078)	8,163
Dividends received from equity investees	3,057	5,332	2,117
Changes in Operating Assets and Liabilities:
Accounts receivables	(652)	22,437	(30,165)
Other assets	2,559	3,113	6,530
Accounts payable and accrued liabilities	7,501	471	(18,343)
Net cash (used in) provided by operating activities	(14,616)	9,255	(29,544)
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(462)	(7,003)	(20,808)
Proceeds from disposition of property and equipment	6,734	30,137	20,674
Purchase of subsidiary from joint venture	—	—	(8,445)
Proceeds from sale of Windcat Workboats, net of transaction costs and cash sold	—	38,715	—
Investments in and advances to 50% or less owned companies	—	(3,008)	(2,206)
Excess distributions from equity investees	—	9,442	—
Construction reserve funds transferred to short-term cash	—	—	3,745
Construction reserve funds utilized	—	—	9,148
Principal payments on notes due from equity investees	528	3,345	1,715
Cash received from acquisition of 50% or less owned company	—	172	—
Proceeds from sale of investment in equity investees	66,000	—	—
Notes due from others	(28,831)	—	—
Principal payments on notes due from others	13,831	—	—
Net cash provided by investing activities	57,800	71,800	3,823
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(38,152)	(78,124)	(22,601)
Payments on debt extinguishment costs	(2,271)	(755)	—
Proceeds from exercise of stock options and warrants	151	1	2
Payments on finance lease	(351)	(30)	—
Tax withholdings on restricted stock vesting and director share awards	(732)	(272)	(178)
Net cash used in financing activities	(41,355)	(79,180)	(22,777)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(4)	(22)	30
Net Change in Cash, Cash Equivalents and Restricted Cash, Continuing Operations	1,825	1,853	(48,468)
Cash Flows from Discontinued Operations:
Operating Activities	—	(171)	8,217
Investing Activities	—	—	(8,318)
Financing Activities	—	—	941
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	—	119
Net Change in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	—	(171)	959
Net Change in Cash, Cash Equivalents and Restricted Cash	1,825	1,682	(47,509)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	41,220	39,538	87,047
Cash, Cash Equivalents and Restricted Cash, End of Year	$43,045	$41,220	$39,538
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	25,244	24,143	21,977
Income taxes refunded, net	885	32,759	1,094
Noncash Investing and Financing Activities:
Increase in property, plant and equipment related to an acquisition	—	—	142,282
Decrease in joint venture investments related to an acquisition	—	—	22,222
Distribution from equity investee	—	2,538	—
Acquisition of 50% or less owned company	—	23,037	—
Increase in long-term debt related to an acquisition	—	—	75,569
Increase in long-term debt related to asset purchases	—	6,500	21,252
Decrease in debt related to debt settlement	—	62,749	—
Increase in capital expenditures in accounts payable and accrued liabilities	—	10,379	3,193
Exchange of property and equipment	8,918	—	—
Recognition of a new right-of-use asset - operating leases	2,363	3,582	—
Recognition of a new right-of-use asset - finance leases	7,248	—	—

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations and Segmentation. The consolidated financial statements include the accounts of SEACOR Marine and its consolidated subsidiaries (collectively referred to as the “Company”). The Company provides global marine and support transportation services to offshore energy facilities worldwide. The Company operates and manages a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations, including offshore wind farms, (ii) assist offshore operations for production and storage facilities, (iii) provide construction, well work-over, offshore wind farm installation and decommissioning support, (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair and (v) handle anchors and mooring equipment for offshore rigs and platforms. Additionally, the Company's vessels provide emergency response services and accommodations for technicians and specialists.

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

Upon the sale of Windcat Workboats Holdings Limited (“Windcat Workboats”), the Company’s European operations were no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa and Europe segment. As a result, for purposes of segment reporting, European operations are now combined with the Africa segment and reported as a combined segment and prior period information has been conformed to the new consolidated reporting segment. In prior periods, Africa and Europe were reported as separate segments. The Company has identified the following four principal geographic regions as its reporting segments:

United States, primarily Gulf of Mexico. As of December 31, 2022, 16 vessels were located in this region, including 12 owned, two leased-in and two managed. The Company’s vessels in this market support oil and natural gas exploration and production activities, seasonal construction, decommissioning and diving support operations, as well as the construction and maintenance of offshore wind farms.

Africa and Europe, continuing operations. As of December 31, 2022, 19 vessels were located in this region, including 18 owned and one leased-in. The Company’s vessels in this market generally support projects for major oil companies, primarily in Angola, Nigeria and the North Sea.

Middle East and Asia. As of December 31, 2022, 16 owned vessels were located in this region. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Saudi Arabia, United Arab Emirates, Qatar, Egypt and Israel.

Latin America. As of December 31, 2022, nine owned vessels were located in this region. The Company’s vessels in this area generally provide support for exploration and production activities primarily in Mexico and Guyana. From time to time, the Company’s vessels also work in Trinidad and Tobago, Brazil and Colombia. On September 29, 2022, the Company sold its equity interests in Mantenimiento Express Marítimo, S.A.P.I. de C.V. (“MexMar”) and Offshore Vessel Holdings, S.A.P.I. DE. C.V. (“OVH”) and acquired 100% of the equity interests in SEACOR Marlin LLC. As a result, the Company no longer operates 19 of the joint-ventured vessels owned by MexMar and OVH and one vessel owned by SEACOR Marlin LLC. The vessel owned by SEACOR Marlin LLC became wholly-owned in the transaction.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in deferred revenue and unearned revenue in the accompanying consolidated balance sheets, for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
Balance at beginning of year	$321	$3,307	$4,755
Revenues deferred during the year	—	510	2,042
Revenues recognized and reclassifications during the year	(321)	(3,496)	(3,490)
Balance at end of year	$—	$321	$3,307

As of December 31, 2022, the Company had no deferred revenues.

As of December 31, 2022 and December 31, 2021, the Company had unearned revenue of $2.3 million and $1.3 million, respectively, primarily related to mobilization of vessels. The Company recorded $4.3 million of unearned revenue related to new contracts entered into in 2022 and recognized previously recorded unearned revenue of $3.3 million during the twelve months ended December 31, 2022.

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

In the Company’s operating areas, contracts or charters vary in length from several days to multi-year periods. Many of the Company’s contracts and charters include cancellation clauses without early termination penalties. As a result of options and frequent renewals, the stated duration of charters may not correlate with the length of time the vessel is contracted for to provide services to a particular customer.

Gain Contingencies. During the year ended December 31, 2022, the Company incurred $5.6 million of costs for drydocking and repair expenditures that are pending potential adjustment of insurance claims that are expected to be resolved in 2023.

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

Restricted Cash. Restricted cash primarily relates to banking facility requirements.

For the years ended December 31, cash, cash equivalents and restricted cash consists of:

	2022	2021
Cash	$39,963	$37,619
Restricted cash	3,082	3,601
Total	$43,045	$41,220

Trade and Other Receivables. Customers are primarily major integrated national, international oil companies, large independent oil and natural gas exploration and production companies and established wind farm construction companies. Customers are granted credit on a short-term basis and the related credit risks are minimal. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables, but excludes our short-term note receivable. The Company routinely reviews its receivables and makes provisions for the credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

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

Inventories. Inventories, which consist of fuel and supplies, are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or net realizable value. In the years ended December 31, 2022, 2021 and 2020, there were no inventory reserves.

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of December 31, 2022, the estimated useful life of the Company’s new offshore support vessels was 20 years.

The Company’s property and equipment as of December 31 was as follows (in thousands):

	Historical Cost (1)	Accumulated Depreciation	Net Book Value
2022
Offshore support vessels:
AHTS(2)	$27,281	$(18,139)	$9,142
FSV(3)	354,473	(130,599)	223,874
PSV (4)	295,875	(36,112)	259,763
Specialty	3,163	(3,138)	25
Liftboats	264,142	(102,156)	161,986
General machinery and spares	10,148	(8,565)	1,583
Other (5)	12,601	(12,069)	532
	$967,683	$(310,778)	$656,905
2021
Offshore support vessels:
AHTS(2)	$49,632	$(33,200)	$16,432
FSV(3)	362,309	(116,878)	245,431
PSV (4)	282,243	(20,613)	261,630
Specialty	3,163	(3,138)	25
Liftboats	289,283	(108,364)	180,919
General machinery and spares	8,814	(8,463)	351
Other (5)	12,636	(11,672)	964
	$1,008,080	$(302,328)	$705,752

(1)
Includes property and equipment acquired in business acquisitions at acquisition date fair value and net of the impact of recognized impairment charges. Some of the Company’s vessels are pledged as security for certain loans.
(2)
Anchor Handling Towing Supply vessels (“AHTS”).
(3)
Fast support vessels (“FSVs”).
(4)
Platform support vessels (“PSVs”).
(5)
Includes buildings, leasehold improvements, vehicles and other property and equipment.

Depreciation and amortization expense totaled $56.0 million, $57.4 million and $57.2 million in 2022, 2021 and 2020, respectively. There was no depreciation and amortization expense from discontinued operations in 2022 or 2021. Depreciation and amortization from discontinued operations totaled $6.2 million in 2020.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was no capitalized interest recognized in 2022. Capitalized interest totaled $0.3 million and $0.9 million in 2021 and 2020, respectively.

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

During the year ended December 31, 2022, the Company recorded impairment charges totaling $2.9 million. The Company recorded impairment charges of $0.9 million for one fast support vessel (“FSV”) classified as held for sale and sold during 2022. In addition, the Company recorded impairment charges of $0.7 million for one leased-in AHTS as it is not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment and classified such equipment as assets held for sale as the Company expects to sell the equipment within one year. The impairment charges for the assets held for sale are included in (losses) gains on asset dispositions and impairments in the accompanying consolidated statements of income (loss). There were no impairments of other owned or leased-in vessels.

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

For vessel classes and individual vessels with indicators of impairment as of December 31, 2022, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value, and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. No impairment charges of investments in 50% or less owned companies were incurred for the years ended December 31, 2022, 2021 and 2020.

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

On June 26, 2020, the Company entered into the Tax Refund Agreement with SEACOR Holdings Inc. (“SEACOR Holdings”), see “Note 18. Related Party Transactions”.

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

Accumulated Other Comprehensive (Loss) Income. The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative (Losses) Gains on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other Comprehensive Income (Loss)
Year Ended December 31, 2019	$4,685	$(3,137)	$1,548	$(1,445)	$(11)	$18,336
Other comprehensive income	2,112	(870)	1,242	—	—	1,242
Income tax (expense)	—	—	—	—	—	—
Year Ended December 31, 2020	6,797	(4,007)	2,790	(1,445)	(11)	$1,242
Other comprehensive income	3,986	1,279	5,265	—	—	$5,265
Income tax benefit (expense)	—	—	—	—	—	—
Year Ended December 31, 2021	10,783	(2,728)	8,055	(1,445)	(11)	$5,265
Other comprehensive loss	(4,451)	3,243	(1,208)	—	—	(1,208)
Income tax benefit (expense)	—	—	—	—	—	—
Year Ended December 31, 2022	$6,332	$515	$6,847	$(1,445)	$(11)	$(1,208)

Earnings (Loss) Per Share. Basic earnings/loss per share of Common Stock of the Company is computed based on the weighted average number of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrant”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the Old Convertible Notes and New Convertible Notes (as defined in “Note 9. Long-Term Debt”) unless anti-dilutive.

For the year ended December 31, 2022, diluted earnings (loss) per common share of the Company excluded 2,978,274 shares issuable upon the conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive. For the years ended December 31, 2021 and 2020, diluted earnings (loss) per common share of the Company excluded 2,907,500 shares issuable upon the conversion of the Old Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the years ended December 31, 2022, 2021 and 2020, diluted earnings (loss) per common share of the Company excluded 1,682,193 shares, 1,112,256 shares and 436,714 shares, respectively, of restricted stock and 1,026,865, 1,061,357 and 1,120,541 outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the year ended December 31, 2021, diluted earnings per share of Common Stock of the Company included 50,834 shares of restricted stock as the effect of their inclusion in the computation is dilutive, with no related income effect. In 2022, 2021 and 2020, the Company issued 184,930, 157,455, and 149,200 performance share awards, of which 216,172 were not considered outstanding as of December 31, 2022. These performance share awards are not considered outstanding until such time as they would be probable of being exercised, therefore they were not included in the computation of earnings (loss) per share.

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

Recently Issued Accounting Standards. On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. As of August 2, 2022, and September 29, 2022, respectively, the reference rates for the Company’s SEACOR 88/888 Term Loan Facility and Tranche B under the SEACOR Marine Foreign Holdings Credit Facility have transitioned from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) (see “Note 9. Long-Term Debt”). These reference rate transitions by the Company did not have a material impact on its consolidated financial position or on its results of operations and cash flows. The reference rates for the Company’s other existing debt and interest rate swaps have not changed as a result of any amendment. The Company will continue to monitor changes to reference rates in the remaining applicable agreements and will amend the agreements to accommodate the SOFR rate where required.
2.
TRANSFORMATION, FACILITY RESTRUCTURING AND SEVERANCE CHARGES

Due to the highly competitive nature of the Company’s business and the continuing losses incurred in the years leading up to and including 2019, the Company reduced its overall cost structure and workforce to better align the Company with activity levels. The transformation plan, which began in the third quarter of 2019 and extended through the third quarter of 2020 (the “Transformation Plan”), included a workforce reduction, organization restructuring, facility consolidations and other cost reduction measures and efficiency initiatives across the Company’s geographic regions.

No material future costs related to these efforts are expected, but to the extent the Company identifies additional opportunities for further costs reductions beyond the Transformation Plan, these opportunities may give rise to restructuring charges. On a cumulative basis, the Company recognized $4.9 million in restructuring charges. During the years ended December 31, 2022 and December 31, 2021, the Company did not recognize any restructuring charges and had no accrued liabilities associated with the Transformation Plan.

In connection with the Transformation Plan, for the twelve months ended December 31, 2020, the Company recognized restructuring and transformation charges of $1.2 million, which included severance charges of $1.1 million and other restructuring charges of $0.1 million. Other restructuring charges included contract termination costs, relocation and other associated costs. The restructuring and transformation charges are reflected in the Company’s general and administrative expense.

The components of restructuring charges for the year ended December 31, 2020, were as follows (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations	Middle East and Asia	Latin America	Total
Transformation Plan
Severance Charges	$275	$185	$665	$—	$1,125
Other Charges	31	—	31	—	62
Total Charges	$306	$185	$696	$—	$1,187

The severance and other restructuring charges gave rise to certain liabilities primarily related to liabilities accrued as part of the Transformation Plan. As of December 31, 2020, all related liabilities associated with the Transformation Plan have been recognized.

3.
BUSINESS ACQUISITIONS

SEACOR OSV PARTNERS I LP., a Delaware limited partnership (“OSV Partners I”), was a joint venture that owned and operated five PSVs for which the Company acted as one of the general partners and also held a limited partnership interest in. On December 31, 2021, pursuant an agreement and plan of merger (the “OSV Partners Merger Agreement”) among SEACOR Marine Holdings Inc. (“SEACOR Marine”), SEACOR Offshore OSV LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of SEACOR Marine (“SEACOR Offshore OSV”) and OSV PARTNERS I, OSV Partners I merged with and into SEACOR Offshore OSV with SEACOR Offshore OSV surviving the merger (the “OSV Partners Merger”).

In connection with the consummation of the OSV Partners Merger, the Company issued an aggregate of 1,567,935 shares of Common Stock, as follows:

(i)
531,872 shares of Common Stock as consideration for the OSV Partners Merger paid to OSV Partners I’s limited partners (other than the Company and its subsidiaries), and
(ii)
1,036,063 shares of Common Stock as payment to settle all amounts and other obligations outstanding under the Subordinated PIK Loan Agreement, dated September 28, 2018 (as amended on December 22, 2021, the “PIK Loan Agreement”) and paid to the former lenders thereunder (all of whom were limited partners of OSV Partners I).

In connection with the OSV Partners Merger, pursuant to a certain Amendment No. 7, dated December 31, 2021 (“Amendment No. 7”), to the SEACOR OSV Credit Facility (as defined below), SEACOR Marine and SEACOR Offshore OSV assumed and guaranteed approximately $18.1 million of OSV Partners I’s third party indebtedness outstanding under the amended and restated senior secured term loan credit facility agreement dated as of September 28, 2018 (as amended, restated, amended and restated or otherwise modified, the “SEACOR OSV Credit Facility”), by and among OSV Partners I and lenders and other parties thereto. See “Note 9. Long-Term Debt” for further discussion with respect to the SEACOR OSV Credit Facility, including Amendment No. 8 thereto.

As a result of the OSV Partners Merger, the five 201 feet, 1,900 tons deadweight capacity, PSVs owned by OSV Partners I are now 100% owned by the Company. As of the date of acquisition, December 31, 2021, these five PSVs had an average age of seven years. In accordance with ASU No. 2017-01-Business Combinations (Topic 805): Clarifying the Definition of a Business, this acquisition was accounted for as an asset purchase. The allocation of the purchase price for the Company’s acquired assets and liabilities as of December 31 was as follows (in thousands):

Assets Acquired (In Thousands):	2021
Current Assets	$6,181
Fixed Assets	35,176
Current Liabilities	(2,186)
Long-Term Liabilities	(15,962)
Total Cost Basis for Purchase	23,209
Purchase Price	(5,331)
Acquisition costs	(598)
Equity Investment In OSV Partners	(17,280)
$(23,209)

4.
NOTE RECEIVABLE

In connection with the closing of the Framework Agreement Transactions (as defined in “Note 6. Investments, at Equity and Advances to 50% or Less Owned Companies”), on September 29, 2022, SEACOR Marine Capital Inc., a wholly-owned subsidiary of SEACOR Marine (“SEACOR Marine Capital”) purchased all of the outstanding loans under the Second Amended and Restated Term Loan Credit Facility Agreement, made as of July 8, 2022, by and among Mantenimiento Express Marítimo, S.A.P.I. de C.V.

(“MexMar”), as the borrower, DNB Capital LLC and The Governor and Company of the Bank of Ireland, each as lenders, and DNB Bank ASA, New York Branch, as facility agent (as amended from time to time, the “MexMar Original Facility Agreement”) for an aggregate amount of $28.8 million, representing par value of the loan. The purchase was funded using proceeds received from the Framework Agreement Transactions. On the same date the facility was amended pursuant to a Third Amended and Restated Facility Agreement (“MexMar Third A&R Facility Agreement”) to, among other things, (i) provide for the prepayment by MexMar of approximately $8.8 million of the outstanding loan amount, to reduce the outstanding principal on the loan to $20.0 million, (ii) modify the definition of “Change of Control”, (iii) modify the maturity date from January 23, 2025 to September 30, 2023, (iv) decrease the minimum cash requirement from $10.0 million to $2.5 million, (v) modify the interest margin from 4.7% per annum to 5.0% per annum and (vi) modify the principal repayment profile to reflect four quarterly installments of $5.0 million to repay the loan by the maturity date. All collateral and security arrangements remain in place from the MexMar Original Facility Agreement, including a first priority mortgage on 13 offshore support vessels owned by MexMar. As a result, SEACOR Marine Capital is the sole lender to MexMar under the MexMar Third A&R Facility Agreement and expects that the loan will be repaid in full by September 30, 2023. As of December 31, 2022, the loan balance due from MexMar was $15.0 million.

5.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

Equipment Additions. The Company’s capital expenditures and payments on equipment were $0.5 million, $7.0 million, and $20.8 million in 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, equipment deliveries were $14.4 million including one PSV, the SEACOR Marlin, and a hybrid battery system. This equipment was acquired through (i) the sale of one AHTS in exchange for the remaining equity interests in SEACOR Marlin LLC that the Company did not already own, thereby acquiring 100% ownership of its only asset, the PSV SEACOR Marlin, and (ii) the transfer of the hybrid battery system as repayment in full of a certain vessel loan agreement with a former joint venture (see “Note 6. Investments, at Equity and Advances to 50% or Less Owned Companies”).

Deliveries of offshore support vessels for the years ended December 31 were as follows:

	2022	2021 (1)	2020 (2)
PSV	1	1	4
	1	1	4

(1)
Excludes five PSVs acquired as part of the OSV Partners Acquisition (see “Note 3. Business Acquisitions”).
(2)
Excludes three CTVs as assets held for sale and seven PSVs acquired as part of the SEACOSCO Acquisition in 2020.

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

During the year ended December 31, 2022, the Company sold one FSV, one liftboat previously removed from service, office space and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million, which included impairment charges of $0.9 million for one FSV classified as held for sale and sold during 2022.

During the year ended December 31, 2021, the Company sold one PSV, three FSVs and reduced $22.5 million of debt under the FGUSA Credit Facility (as defined and described in Note 9. Long-Term Debt) with hull and machinery insurance proceeds received in respect of the SEACOR Power of $25.0 million, for a total of $30.1 million in consideration and gains of $20.9 million.

During the year ended December 31, 2020, the Company sold two AHTS and one specialty vessel previously removed from service, four FSVs, one specialty vessels, one vessel under construction and other equipment for $21.6 million ($20.7 million cash and $0.9 million in previously received deposits) and gains of $1.2 million.

Major equipment dispositions for the years ended December 31 were as follows:

	2022 (1)	2021 (2)	2020 (3)
AHTS	1	—	2
FSV	1	3	4
PSV	—	1	1
Liftboats	1	1	1
Specialty	—	—	2
	3	5	10

(1)
Excludes one specialty vessel that was previously removed from service.
(2)
Excludes four liftboats that were previously removed from service.
(3)
Excludes three vessels that were previously removed from service (two AHTS and one specialty vessel).
6.
INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2022	2021
MexMar (1)	49.0%	$—	$59,940
SEACOR Marlin (2)	49.0%	—	6,958
Offshore Vessel Holdings (1)	49.0%	—	1,847
Seabulk Angola	49.0%	1,683	1,081
SEACOR Marine Arabia	45.0%	1,265	1,821
Other	20.0% — 50.0%	76	80
		$3,024	$71,727

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

Combined Condensed Financial Information of Other Investees. Summarized financial information of the Company’s other investees, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2022	2021
Current assets	$24,699	$119,559
Noncurrent assets	266	181,712
Current liabilities	17,070	93,304
Noncurrent liabilities	—	65,902

	2022	2021	2020
Operating Revenues	$133,740	$156,579	$160,781
Costs and Expenses:
Operating and administrative	90,678	139,313	142,228
Depreciation	21,434	23,524	27,044
	112,112	162,837	169,272
Operating Income (Loss)	$21,628	$(6,258)	$(8,491)
Net Income (Loss)	$15,057	$41,798	$(18,229)

As of December 31, 2022, cumulative undistributed net earnings of all 50% or less owned companies included in the Company’s consolidated retained earnings were $2.3 million.

MexMar, OVH and SEACOR Marlin. On September 29, 2022, SEACOR Marine and certain of its subsidiaries, on the one hand, and Operadora de Transportes Marítimos, S.A. de C.V. (“OTM”), CME Drillship Holdings DAC (“CME Ireland”), and Offshore Vessels Holding, S.A.P.I. de C.V. (“OVH”), on the other hand, entered into a Framework Agreement (the “Framework Agreement”). OTM and CME Ireland are affiliates of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”). Alfredo Miguel Bejos is the President and Chief Executive Officer of CME and also serves as a member of the board of directors of SEACOR Marine.

Prior to the closing of the Framework Agreement Transactions (defined below), the Company owned 49% of each of MexMar and OVH through SEACOR Marine International LLC, a wholly-owned subsidiary of SEACOR Marine (“SEACOR Marine International”), and the remaining 51% ownership interests were held by OTM. The Company also owned a minority interest in SEACOR Marlin LLC (“SEACOR Marlin LLC”), the owner of the PSV SEACOR Marlin, and the remaining ownership interests of SEACOR Marlin LLC were held by MexMar.

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

Each of the Framework Agreement Transactions was consummated on September 29, 2022. As a result of the Framework Agreement Transactions, the Company no longer owns any equity interest in either MexMar or in OVH, and the Company owns all of the equity interests in SEACOR Marlin LLC, which owns the PSV SEACOR Marlin. Accordingly, the Company does not currently operate joint-ventured vessels, which prior to the transactions were comprised of 19 offshore support vessels owned by MexMar and OVH and one PSV owned by SEACOR Marlin LLC. The vessel owned by SEACOR Marlin LLC became wholly-owned in the transaction. The Company recognized a gain on the sale of MexMar, OVH and other assets of approximately $0.8 million, calculated as follows:

September 29, 2022
Total Cash Received	$66,000
51% ownership in SEACOR Marlin Joint Venture	7,000
Hybrid Battery Power System	1,394
Less: Transaction Fees and other Costs	1,159
Total Net Proceeds	73,235
Less: Net Equity in MexMar and OVH Joint Ventures	65,546
Less: Net Book Value of SEACOR Davis	5,507
Less: OVH Note Receivable	1,394
Gain on Sale of MexMar, OVH and Other Assets	$788

MexMar Management Fees. During the years ended December 31, 2022, 2021 and 2020, there were no returns of capital advances or distributions to shareholders and the Company charged $0.2 million, $0.3 million and $0.3 million, respectively of vessel management fees to MexMar.

OSV Partners. On December 31, 2021, SEACOR Marine, SEACOR Offshore OSV and OSV Partners I entered into the OSV Partners Merger Agreement pursuant to which OSV Partners I merged with and into SEACOR Offshore OSV, with SEACOR Offshore OSV surviving the merger (see “Note 3. Business Acquisitions”). The results of operations of OSV Partners are included in net income (loss) in the “Combined Condensed Financial Information of Other Investees” for the year ended December 31, 2021 for the whole period as the entity was consolidated upon completion of the acquisition.

SEACOR Marlin. SEACOR Marlin LLC owns the PSV SEACOR Marlin. On September 13, 2018, the Company sold 51% of SEACOR Marlin LLC to MEXMAR Offshore (MI) LLC, a wholly owned subsidiary of MexMar, for $8.0 million in cash, which generated a gain of $0.4 million. As a result of the Framework Agreement Transactions, the Company owns all of the equity interests in SEACOR Marlin LLC. The results of operations of SEACOR Marlin LLC are included in net income (loss) in the “Combined Condensed Financial Information of Other Investees” for the year ended December 31, 2022 for the period the entity was a 50% or less owned company. During the years ended December 31, 2022 and December 31, 2021, there was a distribution to the Company of $1.1 million and $2.5 million, respectively. During the year ended December 31, 2020, there were no returns of capital advances or distributions to shareholders.

MEXMAR Offshore – UP Offshore Sale Transaction. On June 1, 2021, MEXMAR Offshore International LLC (“MEXMAR Offshore”), a joint venture 49% owned by an indirect wholly-owned subsidiary of SEACOR Marine, and 51% owned by a subsidiary of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), UP Offshore (Bahamas) Ltd. (“UP Offshore”), a provider of offshore support vessel services to the energy industry in Brazil and a wholly owned subsidiary of MEXMAR Offshore, and certain subsidiaries of UP Offshore, completed the sale of eight vessels and certain Brazilian entities to OceanPact Servícos Marítimos S.A. and its subsidiary, OceanPact Netherlands B.V., for a total purchase price of $30.2 million (the “UP Offshore Sale Transaction”). The UP Offshore Sale Transaction resulted in an equity earnings gain from 50% or less owned companies of $2.6 million.

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

Offshore Vessel Holdings (“OVH”). On December 28, 2018, the Company invested $4.9 million for a 49% interest in OVH. The remaining 51% is owned by a subsidiary of CME. OVH invests in offshore assets and charters marine equipment. During the year ended December 31, 2019 OVH loaned $10.0 million to Operadora Productora y Exploradora Mexicana S.A. de C.V., a drilling company in Mexico and affiliate of CME which owns and operates two jackup drilling rigs (“OPEM”), chartered-in three PSVs from UP Offshore (a subsidiary of MEXMAR Offshore) and purchased one FSV from the Company for $2.4 million through a seller’s finance agreement. As part of the winddown of the MEXMAR Offshore joint venture, ownership of two of these PSVs was transferred from UP Offshore to OVH on October 26, 2021, and the remaining PSV was transferred from UP Offshore to OVH on November 2, 2021. On December 10, 2021, OVH and OPEM settled the $10.0 million loan in exchange for OPEM making an early repayment of $10.5 million, reflecting repayment of the principal amount in full and a prepayment discount and forgiveness of approximately $4.1 million of accrued interest. As a result of the Framework Agreement Transactions discussed above, the Company no longer owns any equity interest in OVH. The Company charged no management fees to OVH for the year ended 2022 and charged $1.0 million of management fees to OVH for the year ended 2021.

SEACOR Marine Arabia LLC (“SEACOR Marine Arabia”) and other. The Company’s other 50% or less owned companies do not own or operate any vessels. During the years ended December 31, 2022, 2021 and 2020, the Company received dividends of $2.0 million, $2.0 million and $2.1 million from these 50% or less owned companies, respectively. During the years ended December 31, 2022, 2021 and 2020, no vessel management fees were received from these 50% or less owned companies.

7.
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

As of December 31, 2022 and December 31, 2021, the Company had no balance in short-term construction reserve funds included in cash and cash equivalents and had no construction reserve fund withdrawals during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, construction reserve fund withdrawals totaled $4.2 million and $9.1 million, respectively.

8.
LEASES

The Company assesses at contract inception whether a contract is, or contains, a lease, defined as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In calculating the present value of lease payments, the Company uses its incremental borrowing rate at the lease commencement date when the interest rate implicit in the lease is not readily determinable and includes the Company’s assessment and impact of any extensions, escalations or special terms. The Company applies the short-term lease recognition exemption to its short-term leases of machinery and equipment (i.e., those leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option). It also applies the lease of low-value assets recognition exemption to leases of office equipment that are considered to be low value. As of December 31, 2022, the Company leased-in two AHTS, one FSV and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of December 31, 2022, the lease terms of the vessels had a remaining duration of 11 to 51 months. The lease terms of certain facilities and other equipment range in duration from six to 288 months.

As of December 31, 2022, future minimum payments for leases for the years ended December 31 were as follows (in thousands):

	Operating Leases (1)	Finance Leases
2023	$2,745	$726
2024	1,582	946
2025	619	959
2026	459	953
2027	400	4,659
Years subsequent to 2027	3,214	—
	9,019	8,243
Interest component	(1,922)	(994)
	7,097	7,249
Current portion of long-term lease liabilities	2,358	468
Long-term lease liabilities	$4,739	$6,781

(1)
In January 2023, the Company terminated an agreement for one leased-in AHTS that will result in a $0.7 million reduction of operating lease payments in 2023.

For the years ended December 31, the components of lease expense were as follows (in thousands):

	2022	2021
Operating lease cost	$3,162	$5,174
Finance lease cost:
Amortization of finance lease asset (1)	545	28
Interest on lease liabilities (2)	246	3
Short-term lease costs	707	911
	$4,660	$6,116

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the year ended December 31, 2022, supplemental cashflow information related to leases were as follows (in thousands):

2022
Operating cash flows from operating leases	$2,384
Financing cash outflows from finance leases	351
Right-of-use assets obtained for operating lease liabilities	2,363
Right-of-use assets obtained for finance lease liabilities	7,248

For the year ended December 31, 2022, other information related to leases were as follows:

2022
Weighted average remaining lease term, in years - operating leases	9.2
Weighted average remaining lease term, in years - finance leases	4.2
Weighted average discount rate - operating leases	6.5%
Weighted average discount - finance leases	4.0%

The Company recorded impairment losses of $0.7 million for one such lease in the year ended December 31, 2022. The Company recorded no impairment losses for the leased offshore support vessels for the year ended December 31, 2021. The Company recorded impairment losses of $5.9 million for two such leases in the year ended December 31, 2020.

9.
LONG-TERM DEBT

The Company’s long-term debt obligations as of December 31 were as follows (in thousands):

	2022	2021
Recourse long-term debt(1):
Old Convertible Notes (2)	$—	$125,000
Guaranteed Notes (2)	90,000	—
New Convertible Notes (2)	35,000	—
SEACOR Marine Foreign Holdings Credit Facility (3)	67,910	86,470
Sea-Cat Crewzer III Term Loan Facility	16,703	19,178
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	16,205	18,705
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing (4)	77,537	86,316
SEACOR Alpine Shipyard Financing (5)	27,790	29,734
SEACOR 88/888 Term Loan (6)	5,500	5,500
Tarahumara Shipyard Financing	5,597	6,500
SEACOR Offshore OSV	16,052	18,052
Total recourse long-term debt	358,294	395,455
Non-recourse long-term debt (7):
SEACOR 88/888 Term Loan (6)	5,500	5,500
Total non-recourse long-term debt	5,500	5,500
Total principal due for long-term debt	363,794	400,955
Current portion due within one year	(61,512)	(31,602)
Unamortized debt discount	(37,511)	(33,398)
Deferred financing costs	(4,652)	(3,193)
Long-term debt, less current portion	$260,119	$332,762

(1)
Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine or one of its operating subsidiaries as provided in the relevant debt agreements.
(2)
As of October 5, 2022, the Old Convertible Notes were replaced with the Guaranteed Notes and the New Convertible Notes. See details below.
(3)
As of September 29, 2022, Tranche B of this debt has transitioned from LIBOR to SOFR. See details below.
(4)
SEACOR Delta Shipyard Financing includes vessel financing on the eight vessels acquired in the SEACOSCO Acquisition in 2020.
(5)
SEACOR Alpine Shipyard Financing includes vessel financing on the SEACOR Alps, the SEACOR Andes and the SEACOR Atlas vessels.
(6)
As of August 2, 2022, this debt has transitioned from LIBOR to SOFR. See details below.
(7)
Non-recourse debt represents debt issued by one of the Company’s consolidated subsidiaries with no recourse to SEACOR Marine or its other non-obligor operating subsidiaries with respect to the applicable instrument, other than certain limited support obligations as provided in the respective debt agreements, which in aggregate are not considered to be material to the Company’s business and financial condition.

The Company’s contractual long-term debt maturities from continuing operations for the years ended December 31 were as follows (in thousands):

2023	$61,512
2024	66,656
2025	23,951
2026	162,897
2027	11,365
Years subsequent to 2027	37,413
$363,794

As of December 31, 2022, the Company was in compliance with all debt covenants and lender requirements.

SEACOR Offshore OSV. In connection with the OSV Partners Merger, completed on December 31, 2021, SEACOR Marine and SEACOR Offshore OSV assumed and guaranteed approximately $18.1 million of OSV Partners I’s third-party indebtedness outstanding under the SEACOR OSV Credit Facility. The Company’s payment obligations under the SEACOR OSV Credit Facility are secured by a first lien mortgage on the five acquired vessels.

On December 22, 2022, SEACOR Offshore OSV and certain vessel-owning subsidiaries of SEACOR Offshore OSV entered into Amendment No. 8 to the SEACOR OSV Credit Facility (“Amendment No. 8”). Amendment No. 8 provides for, among other things, the division of the loans under the SEACOR OSV Credit Facility into two tranches of debt, Class A Debt (as defined in the SEACOR OSV Credit Facility) deemed loaned under the SEACOR OSV Credit Facility by DNB Capital LLC in an amount of approximately $10.9 million as of the date of the amendment, and Class B Debt (as defined in the SEACOR OSV Credit Facility) deemed loaned under the SEACOR OSV Credit Facility by Comerica Bank in an amount of approximately $5.6 million as of the date of the amendment. In addition, pursuant to Amendment No. 8, (a) the Final Payment Date (as defined in the SEACOR OSV Credit Facility) of the Class A Debt was extended from December 31, 2023 to March 31, 2026, (b) the Margin (as defined in the SEACOR OSV Credit Facility) of the

Class A Debt was increased from 4.68% per annum to 4.75% per annum, and (c) the amortization profile of the SEACOR OSV Credit Facility was amended such that the borrowers thereunder are required to pay $500,000 per quarter up to and including the quarter ending on December 31, 2023 (at which point all amounts outstanding under the Class B Debt shall become due and payable), and $330,450 per quarter thereafter up to and including March 31, 2026. The Class B Debt maintains substantially the same terms and conditions under the SEACOR OSV Credit Facility as it had prior to Amendment No. 8.

Tarahumara Shipyard Financing. On July 9, 2021, SEACOR Marine LLC (“SMLLC”), an indirect subsidiary of SEACOR Marine, took delivery of the vessel named SEACOR Tarahumara, a 2021 new-build 221’ PSV. Effective upon such delivery and as partial consideration for the acquisition of the vessel, SMLLC entered into a loan agreement with Master Boat Builders, Inc. with respect to a term loan in the amount of $6.5 million. This term loan matures in 2025 with interest-only payments for the first year, with the loan fully amortizing on a straight-line basis over the remaining term. The term loan bears interest at a fixed annual rate of 6% and is secured by a first lien mortgage on the vessel. SMLLC is the sole borrower under the loan agreement (the “Tarahumara Shipyard Financing”).

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

SEACOR Alpine. In 2019, the Company committed to take possession of three Rolls Royce UT1771 CDL designed diesel electric powered PSVs of 3,800 tons delivered deadweight capacity with dynamic position class 2 and firefighting class 1 notations. As part of this transaction, the shipbuilder, COSCO Shipping Heavy Industry (Zhoushan) Co. Ltd., agreed to finance 70% of the cost of each of these vessels pursuant to a deferred payment agreement. The deferred payment agreement calls for increasing quarterly payments of principal and interest payments that bear interest at a fixed annual rate of 5% over a four-year term from delivery. The payment obligations are secured by a first priority mortgage on the three vessels acquired. The Company took delivery of the SEACOR Alps, the SEACOR Andes and the SEACOR Atlas on September 30, 2019, April 20, 2020 and August 10, 2020, respectively.

SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt. On June 30, 2020, the Company completed the acquisition of the 50% membership interest in SEACOR Offshore Delta LLC, formerly known as SEACOSCO Offshore LLC (such remaining interests, the “SEACOSCO Interests”) that it did not already own. The price payable by the Company for the SEACOSCO Interests was $28.2 million (the “SEACOSCO Purchase Price”), $8.4 million of which was paid to the sellers (the “SEACOSCO Sellers”) at the closing. The deferred portion of the SEACOSCO Purchase Price is payable in annual installment payments of $1.0 million, $2.5 million and $2.5 million in the first, second and third year after the signing date of the acquisition, respectively, with the remaining $13.7 million due four years after such date. The deferred portion of the SEACOSCO Purchase Price accrues interest at a fixed annual rate of 1.5%, 7.0%, 7.5% and 8.0% for the first through fourth years after the signing date, respectively. SEACOR Offshore Delta LLC is the owner of eight PSVs built by COSCO Shipping Heavy Industry (Guangdong) Co., Ltd. (the “COSCO (Guangdong) Shipyard” and such PSVs, the “SEACOR Delta PSVs”). The SEACOSCO Sellers obtained a second lien mortgage on the SEACOR Delta PSVs to secure the payment of the deferred portion of the SEACOSCO Purchase Price, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the shortfall in vessel collateral value, if any, in the event the SEACOSCO Sellers exercise their remedies under the mortgages.

SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing. The SEACOR Delta PSVs were initially acquired by vessel owning subsidiaries (“SEACOR Delta SPVs”) of SEACOR Offshore Delta LLC pursuant to existing deferred purchase agreements with the COSCO (Guangdong) Shipyard (“Guangdong DPAs”) under which an aggregate of approximately $100.8 million was outstanding as of June 30, 2020 (the “SEACOR Delta Shipyard Financing”). The Guangdong DPAs provide for amortization of the purchase price for each vessel over a period of 10 years from delivery bearing floating annual interest rate of three-month LIBOR plus 4.0%. SEACOR Offshore Delta has taken delivery of all eight SEACOR Delta PSVs, seven with a 2018 or 2019 year of build, and one with a 2020 year of build. The payment obligations of the SEACOR Delta SPVs under the Guangdong DPAs for each vessel is secured by a first lien mortgage on the vessel and a pledge of the SEACOR Delta SPV’s equity, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the shortfall in vessel collateral value, if any, in the event the COSCO (Guangdong) Shipyard exercises its remedies under the mortgages.

SEACOR Marine Foreign Holdings. On September 26, 2018, SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly-owned subsidiary of the Company, entered into a $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA (as amended from time to time, the “SMFH Loan Facility”). Subject to Amendment No. 1, Amendment No. 2, Amendment No. 3 and the Letter Agreement described below, SMFH’s obligations pursuant to the SMFH Loan Facility were initially secured by mortgages on 20 vessels owned by the Company’s vessel owning subsidiaries as well as an assignment of earnings from those subsidiaries. The obligations of SMFH under the SMFH Loan Facility are guaranteed by SEACOR Marine (the “SMFH Loan Facility Guaranty”). The proceeds from the SMFH Loan Facility were used to pay off all obligations under other credit facilities of subsidiaries of the Company (Falcon Global International Term Loan Facility, Sea-Cat Crewzer II Term Loan Facility, Sea-Cat Crewzer Term Loan Facility and C-Lift Acquisition Notes totaling $101.3 million, consisting of $99.9 million principal and $1.4 million accrued interest), resulting in a net increase in term debt of $30.1 million. Principal payments of $3.3 million per quarter under the SMFH Loan Facility began in December 2018. As a result of this transaction, the Company recognized a loss of $0.6 million upon the extinguishment of debt. In October 2018, the Company entered into an interest rate swap agreement on the notional value at inception of $65.0 million related to this debt (see “Note 11. Derivative Instruments and Hedging Strategies”). The SMFH Loan Facility provides for customary events of default and has customary affirmative and negative covenants for transactions of this type that are applicable to SEACOR Marine, SMFH and its subsidiaries.

On August 6, 2019, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 1 to the SMFH Loan Facility and SMFH Loan Facility Guaranty (the “Amendment No. 1”), which provided for, among other things, (i) the release of one vessel from a mortgage securing the SMFH Loan Facility and the substitution of mortgages over two other vessels owned by vessel-owning subsidiaries of SEACOR Marine, and (ii) the modification of certain financial maintenance and restrictive covenants contained in the SMFH Loan Facility or the SMFH Loan Facility Guaranty, including with respect to asset maintenance, vessel collateral releases, EBITDA coverage ratios and the payment of dividends and distributions. On November 26, 2019, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 2 to the SMFH Loan Facility, as amended (the “Amendment No. 2”), which provided for, among other things, (i) the release of six vessels from mortgages securing the SMFH Loan Facility and the substitution of mortgages over three other vessels owned by vessel-owning subsidiaries of SEACOR Marine and (ii) the bareboat registration in Nigeria of a vessel subject to a mortgage securing the SMFH Loan Facility.

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

SMFH Amendment No. 4 and the A&R SMFH Credit Facility Guaranty provided for, among other things, the modification of certain financial maintenance and restrictive covenants contained in the A&R SMFH Credit Facility Guaranty, including the amendment of the definition of Cash and Cash Equivalents (as defined in the A&R SMFH Credit Facility Guaranty) to include 35% of the accounts receivable as reported in SEACOR Marine’s financial statements for the second, third and fourth quarter of fiscal year 2022 and to amend the interest coverage ratio through December 31, 2022.

The A&R SMFH Credit Facility Guaranty requires the Company to maintain a minimum balance of Cash and Cash Equivalents equal to the greater of (i) $35.0 million and (ii) 7.5% of Total Debt (as defined in the A&R SMFH Credit Facility Guaranty). As of December 31, 2022, the Company's Cash and Cash Equivalents balance used to test compliance with this covenant was $62.1 million or 21.7% of Total Debt.

On September 29, 2022, SEACOR Marine, SMFH, and certain vessel-owning subsidiaries of SEACOR Marine, entered into Amendment No. 5 (“SMFH Amendment No. 5”) to the SMFH Credit Facility, and in connection therewith SEACOR Marine entered into the Second Amended and Restated Guaranty, dated as of September 29, 2022, by SEACOR Marine in favor of DNB Bank ASA, New York Branch, as security trustee (the “Second A&R SMFH Credit Facility Guaranty”).

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

Old Convertible Notes. On December 1, 2015, the Company issued $175.0 million in aggregate principal amount of its convertible senior notes due 2023 (the “Old Convertible Notes”), at an annual interest rate of 3.75%, initially due December 1, 2022, (subsequently amended to December 2, 2023 as described below) to investment funds managed and controlled by the Carlyle Group (collectively “Carlyle”). The Old Convertible Notes were convertible into shares of Common Stock at a conversion rate of 23.26 shares per $1,000 in principal amount of such notes, subject to certain conditions, or, into warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate the Company’s compliance with the provisions of the Jones Act.

The Company bifurcated the embedded conversion option liability of $27.3 million from the Old Convertible Notes and recorded an additional debt discount (see “Note 11. Derivative Instruments and Hedging Strategies” and “Note 12. Fair Value Measurements”). The adjusted unamortized debt discount and issue costs of the Old Convertible Notes were amortized as additional non-cash interest expense over the remaining term of the debt for an overall effective interest rate of 7.95% and the changes in the fair value of the bifurcated derivative were recorded as derivative income or loss.

On May 2, 2018, the Company and Carlyle entered into an exchange transaction (the “Exchange”) pursuant to which Carlyle exchanged $50 million in principal amount of the Old Convertible Notes for Warrants to purchase 1,886,792 shares of Common Stock (to facilitate compliance with the provisions of the Jones Act) at an exercise price of $0.01 per share, subject to adjustments (the “Carlyle Warrants”), representing an implied exchange rate of approximately 37.73 shares per $1,000 in principal amount of the Old Convertible Notes (equivalent to an exchange price of $26.50 per share). The Carlyle Warrants have a 25-year term, which commenced May 2, 2018. The Company and Carlyle also amended the $125.0 million in principal amount of Old Convertible Notes that remained outstanding following the Exchange to (i) increase the interest rate from 3.75% per annum to 4.25% per annum and (ii) extend the maturity date of the Old Convertible Notes by 12 months to December 1, 2023. The adjusted unamortized debt discount and issue costs of the Old Convertible Notes were amortized as additional non-cash interest expense over the remaining term of the debt for an overall effective interest rate of 9.29% and the changes in the fair value of the bifurcated derivative were recorded as derivative income or loss. As of December 31, 2021, the unamortized discount and issue costs were $10.2 million and $0.6 million, respectively, for a total net carrying amount of $114.2 million. In addition, during the year ended December 31, 2021, the Company recognized contractual interest expense of $5.3 million and amortization of debt discount and issue costs of $5.0 million, for total interest expense of $10.3 million.

On October 5, 2022, SEACOR Marine and certain funds affiliated with The Carlyle Group Inc. (the “Carlyle Investors”) entered into two agreements pursuant to which SEACOR Marine issued the Carlyle Investors (i) $90.0 million in aggregate principal amount of the Company’s 8.0% / 9.5% Senior PIK Toggle Notes due 2026 (the “Guaranteed Notes”) and (ii) $35.0 million aggregate principal amount of SEACOR Marine’s 4.25% Convertible Senior Notes due 2026 (the “New Convertible Notes”) in exchange for all of SEACOR Marine’s Old Convertible Notes (the “Exchange Transactions”). During the year ended December 31, 2022, the Company recognized contractual interest expense of $4.0 million and amortization of debt discount and issue costs of $4.0 million, for total interest expense of $8.0 million.

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

New Convertible Notes. The New Convertible Notes were issued pursuant to the Exchange Agreement (Convertible Notes) among SEACOR Marine, as issuer, and the Carlyle Investors (the “Convertible Notes Exchange Agreement”). The New Convertible Notes bear interest at a rate of 4.25% per annum payable semi-annually in arrears and mature on July 1, 2026. The New Convertible Notes are convertible into shares of Common Stock at the option of the holders at a conversion rate of 85.1064 shares per $1,000 in principal amount of New Convertible Notes (equivalent to a “Conversion Price” of $11.75) or into warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate SEACOR Marine’s compliance with the provisions of the Jones Act. In addition, SEACOR Marine has the right to cause the mandatory conversion of the New Convertible Notes into Common Stock if the daily VWAP of the Common Stock equals or exceeds (A) in the case of New Convertible Notes held by affiliates of Carlyle, 150% of the Conversion Price and (B) in the case of New Convertible Notes held by any Person other than Carlyle, 115% of the Conversion Price, in each case for each of the 20 consecutive trading days.

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

Under the Convertible Notes Exchange Agreement, the Carlyle Investors have the ability to nominate one director to the board of directors of SEACOR Marine but have not exercised this right.

The Convertible Notes Exchange Agreement contains customary representations and warranties made by SEACOR Marine and the Carlyle Investors and contains customary events of default and covenants.

The conversion option of the New Convertible Notes qualified as an exception from the derivative accounting treatment under Accounting Standards Codification 815. Accordingly, the conversion option was not bifurcated and the debt was recorded at fair value. The adjusted unamortized debt discount and issue costs are being amortized as additional non-cash interest expense over the remaining term of the New Convertible Notes for an overall effective interest rate of 9.46%. As of December 31, 2022, the unamortized discount and issue costs were $4.9 million and $0.6 million, respectively, for a total net carrying amount of $29.5 million. In addition, during the year ended December 31, 2022, the Company recognized contractual interest expense of $0.7 million and amortization of debt discount and issue costs of $0.3 million, for total interest expense of $1.0 million.

Sea-Cat Crewzer III Term Loan Facility. On April 21, 2016, Sea-Cat Crewzer III LLC (“Sea-Cat Crewzer III”) entered into a €27.6 million term loan facility (payable in U.S. dollars) secured by the vessel owned by Sea-Cat Crewzer III and fully guaranteed by SEACOR Marine (the “Sea-Cat Crewzer III Loan Facility”). Borrowings under the facility bear interest at a Commercial Interest Reference Rate, currently 2.76%. During the years ended December 31, 2017 and 2016, Sea-Cat Crewzer III drew $7.1 million and $22.8 million, respectively, under the facility and incurred issue costs of $2.7 million in 2016 related to this facility. During the year ended December 31, 2018 Sea-Cat Crewzer III made scheduled payments of $3.1 million, related to this facility. On December 26, 2019, Sea-Cat Crewzer III, SEACOR Marine, Banco Santander S.A. (as mandated lead arranger and agent), and Santander Bank, N.A. (as lender) entered into Amendment No. 1 to the Sea-Cat Crewzer III Loan Facility, which provided for, among other things, an increase to the maximum debt to capitalization ratio required to be maintained thereunder. On December 24, 2020, Sea-Cat Crewzer III, SEACOR Marine, Banco Santander S.A. (as mandated lead arranger and agent), and Santander Bank, N.A. (as lender) entered into Amendment No. 2 to the Sea-Cat Crewzer III Loan Facility, which provided for, among other things, a waiver of the covenant breaches related to maximum debt to capitalization ratio and the exclusion of certain obligations of the guarantor from the guarantor’s net financial debt for purposes of calculating the guarantor’s permitted net financial debt to equity. The original loan agreement did not expressly exclude certain obligations of the guarantor, including but not limited to non-recourse obligations. As of December 31, 2022, Sea-Cat Crewzer III was in compliance with its debt agreements.

SEACOR 88/888 Term Loan Facility. On July 5, 2018, a wholly owned subsidiary of SEACOR Marine entered into a certain $11.0 million senior secured loan agreement, dated as of July 5, 2018, with DNB Bank ASA, New York Branch and DNB Capital LLC (as amended, the “SEACOR 88/888 Term Loan”), and used the funds to acquire two vessels, the SEACOR 88 and SEACOR 888, that were previously managed (but not owned) by the Company. In October 2018, the Company entered into an interest rate swap agreement on the notional value at inception of $5.5 million related to this loan (see “Note 11. Derivative Instruments and Hedging Strategies”).

On August 2, 2022, SEACOR Marine, SEACOR Offshore Eight LLC, a wholly-owned subsidiary of SEACOR Marine, and certain vessel owning wholly-owned subsidiaries of SEACOR Marine, entered into the 2022 Amendment to Loan Agreement and Guaranty (the “2022 88/888 Amendment”) to the SEACOR 88/888 Term Loan. The SEACOR 88/888 Term Loan is secured by the SEACOR 88 and SEACOR 888 and SEACOR Marine has provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder. The 2022 88/888 Amendment provides for, among other things, (i) the extension of the maturity date of the SEACOR 88/888 Term Loan from June 29, 2023 to July 1, 2024, (ii) the change in the reference rate from LIBOR to SOFR and (iii) the amendment of the applicable annual interest rate margin over SOFR (previously LIBOR) from 3.75% to 4.75%.

Letters of Credit. As of December 31, 2022, the Company had outstanding letters of credit totaling $1.1 million securing lease obligations, labor and performance guarantees.

10.
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

On June 26, 2020, the Company entered into a Tax Refund and Indemnification Agreement (the “Tax Refund Agreement”) with SEACOR Holdings, the Company’s former parent company (see “Note 18. Related Party Transactions”). The Tax Refund Agreement enabled the Company to utilize net operating losses (“NOLs”) generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that were permitted to be carried back pursuant to the provisions of the CARES Act and for which SEACOR Holdings needed to claim the refund on behalf of the Company. As a result, the Company received an aggregate amount of cash tax refunds of $32.3 million (including $1.1 million of interest paid by the Internal Revenue Service (“IRS”) in respect of refund payment delays due in part to the COVID-19 pandemic).

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

(Loss) Income before income tax expense (benefit) and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
United States	$(48,037)	$34,955	$(83,560)
Foreign	(21,881)	(29,425)	(17,748)
Eliminations	(160)	1,097	3,201
	$(70,078)	$6,627	$(98,107)

The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
Current:
Federal	$90	$—	$(30,838)
State	(78)	271	123
Foreign	8,473	6,362	5,533
	8,485	6,633	(25,182)
Deferred:
Federal	7	4,892	2,435
State	90	(32)	(139)
Foreign	—	—	(38)
	97	4,860	2,258
	$8,582	$11,493	$(22,924)

For the year ending December 31, 2020, the Company received a $1.6 million tax refund that had been withheld by the State of Qatar from vessel revenues between 2010 and 2016. Of this amount, approximately $0.3 million will be claimed as foreign tax credits by SEACOR Holdings on its U.S. tax return prior to the spin-off of SEACOR Marine in 2017. Subject to final resolution of taxes with the State of Qatar, these amounts are expected to be remitted to SEACOR Holdings. The remaining amount relates to foreign taxes that were considered in computing earnings and profits and available foreign taxes of foreign subsidiaries of the Company and will require the Company to recompute its 2017 tax liability under Internal Revenue Code Section 965. The additional U.S. tax liability of the Company under Section 965 due to these refunds is approximately $0.4 million.

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2022	2021	2020
Statutory rate	(21.0)%	21.0%	(21.0)%
Exclusion of foreign subsidiaries with current year losses and withholding tax	20.8%	141.6%	7.7%
U.S. federal income tax law changes	—%	—%	(11.8)%
Non-Deductible Expenses	0.3%	0.4%	—%
JV equity earnings	—%	3.8%	(0.3)%
Sale of investments in 50% or less owned companies	11.1%	—%	—%
Noncontrolling interests	—%	—%	1.3%
Return to provision	—%	0.4%	(0.4)%
State Taxes	—%	2.7%	(0.1)%
Subpart F Income	0.7%	2.0%	0.3%
Share Award Plans	0.3%	1.5%	0.3%
Other	0.1%	—%	0.6%
Effective Tax Rate	12.3%	173.4%	(23.4)%

For the year ending December 31, 2022, the Company’s effective income tax rate of 12.3% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes, foreign losses for which there is no benefit in the U.S. and the sale of investments in 50% or less owned companies.

For the year ending December 31, 2021, the Company’s effective income tax rate of 173.4% was primarily due to foreign taxes not creditable against U.S. income taxes and foreign subsidiaries with current losses for which there is no current or future federal income tax benefit.

For the year ending December 31, 2020, the Company’s effective income tax rate of (23.4)% was primarily due to the effect of the NOL carrybacks pursuant to the CARES Act, foreign subsidiaries with current losses for which there is no federal income tax benefit, foreign taxes not creditable against U.S. income taxes, and taxes on income attributable to noncontrolling interests.

The components of net deferred income tax liabilities as of December 31 were as follows (in thousands):

	2022	2021
Deferred tax liabilities:
Property and equipment	$56,618	$63,802
Other	6,094	3,459
Total deferred tax liabilities	62,712	67,261
Deferred tax assets:
Federal Net Operating Loss Carryforwards	14,822	20,312
Other	9,619	8,803
	24,441	29,115
Valuation Allowance	(2,508)	(2,536)
Total deferred tax assets	21,933	26,579
Net deferred tax liabilities	$40,779	$40,682

The Section 163(j) interest deduction limitations were amended to limit the ability of the Company to deduct net interest expense to 30% of adjusted taxable income. The CARES Act modified the computation for 2020 to increase the limit to 50% of adjusted taxable income and to allow a deduction for 50% of partnership excess business interest from 2019. For the years ended December 31, 2022 and 2021, $4.6 million of previously suspended interest was deductible. There is a remaining carry forward of $2.2 million that will be available to be deducted in future years subject to the 30% limitation.

Net operating losses generated in 2017 and prior may be carried forward 20 years (expiring in 2037). Future utilization of NOL’s arising in tax years after December 31, 2017 are limited to 80% of taxable income and are allowed to be carried forward indefinitely. The CARES Act allowed a five-year carryback of NOL’s generated in 2018, 2019 and 2020. The 2018 and 2019 NOLs were eligible to be carried back pursuant to the CARES Act. As of December 31, 2022, the Company is expecting to utilize all of its remaining net operating losses generated prior to December 31, 2017 and has $70.6 million of net operating losses generated after 2017.

As of December 31, 2022, the Company's valuation allowance of $2.5 million related primarily to foreign tax credit carryforwards which the Company expects to expire unutilized and Louisiana state net operating loss carryforwards.

11.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2022		2021
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$526	$—	$—	$1,831

Economic Hedges. The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond twelve to eighteen months. During the year ended December 31, 2021, the Company recognized gains of $0.4 million on these contracts which were recognized concurrently in earnings. As of December 31, 2022 and 2021, the Company had no open forward currency exchange contracts.

Cash Flow Hedges. The Company has interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company has converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized gains on derivative instruments designated as cash flow hedges of $2.3 million for the years ended December 31, 2022 and 2021, and losses of $0.7 million for the year ended December 31, 2020 as a component of other comprehensive income (loss). The interest rate swap agreements entered into by MexMar, as previously disclosed, were terminated in connection with the Framework Agreement Transactions (see “Note 6. Investments, at Equity and Advances to 50 or Less Owned Companies”). As of December 31, 2022, the Company no longer owns any direct or indirect equity interest in MexMar. As of December 31, 2022, the interest rate swaps held by the Company were as follows:

•
SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $5.9 million and receive a variable interest rate based on LIBOR on the amortized notional value;

•
SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $31.9 million and receive a variable interest rate based on LIBOR on the amortized notional value; and
•
SEACOR 88/888 have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.175% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

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

The fair value of our derivative instruments, depending on the type of instrument, was determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value of our derivative instruments was a net asset of $0.5 million as of December 31, 2022. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates. The credit risk adjustment was $0.1 million as of December 31, 2022.

The following tables reflect amounts recorded in Other Comprehensive Income (Loss) (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2022	2021	2020
Interest rate swap contracts	$1,608	$219	$(2,139)
Joint venture interest rate swap contracts	941	(588)	(156)

	Losses Reclassified from OCI into Income (Effective Portion)
Location of Loss	2022	2021	2020
Interest expense	$694	$1,648	$1,425

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

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2022	2021	2020
Conversion option liability on Old Convertible Notes	$—	$2	$5,203
Forward currency exchange, option and future contracts	—	390	(893)
	$—	$392	$4,310

The conversion option liability relates to the bifurcated embedded conversion option in the Old Convertible Notes issued to investment funds managed and controlled by Carlyle (see “Note 9. Long-Term Debt”). The forward currency exchange contract relates to £31.5 million swap related to the proceeds received from the sale of Windcat Workboats (see “Note 5. Equipment Acquisitions and Dispositions”).
12.
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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2022
ASSETS
Derivative instruments	$—	$526	$—
2021
LIABILITIES
Derivative instruments	$—	$1,831	$—

The estimated fair values of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
2022
ASSETS
Cash, cash equivalents and restricted cash	$43,045	$43,045	$—	$—
LIABILITIES
Long-term debt, including current portion	321,631	—	314,979	—
2021
ASSETS
Cash, cash equivalents and restricted cash	$41,220	$41,220	$—	$—
LIABILITIES
Long-term debt, including current portion	364,364	—	372,992	—

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

Property and equipment. During the year ended December 31, 2022, the Company recorded impairment charges totaling $2.9 million. The Company recorded impairment charges of $0.9 million for one fast support vessel (“FSV”) classified as held for sale and sold during 2022. In addition, the Company recorded impairment charges of $0.7 million for one leased-in AHTS as it is not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment and classified such equipment as assets held for sale as the Company expects to sell the equipment within one year. The impairment charges for the assets held for sale are included in (losses) gains on asset dispositions and impairments in the accompanying consolidated statements of income (loss). During the year ended December 31, 2021, the Company recognized no impairment charges and none of the Company’s property and equipment had a fair value based on ordinary liquidation value or indicative sales price.

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

13.
WARRANTS

In connection with various transactions, the Company issued 2,560,456 warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (“Warrants”). As of December 31, 2022, 1,439,483 Warrants remain outstanding comprised entirely of the remaining Carlyle Warrants.

On December 23, 2021, 48,809 Warrants were exercised for a penny per share, resulting in 1,439,483 Warrants outstanding as of December 31, 2021. In connection with the exercise of Warrants on December 23, 2021, 149 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

14.
STOCKHOLDERS' EQUITY

On December 31, 2021, pursuant to the OSV Partners Merger Agreement OSV Partners I merged with and into SEACOR Offshore OSV with SEACOR Offshore OSV surviving the OSV Partners Merger.

In connection with the consummation of the OSV Partners Merger, the Company issued an aggregate number of 1,567,935 shares of Common Stock, as follows:

(i)
531,872 shares of Common Stock as consideration for the OSV Partners Merger paid to OSV Partners I’s limited partners (other than the Company and its subsidiaries), and
(ii)
1,036,063 shares of Common Stock as payment to settle all amounts and other obligations outstanding under the Subordinated PIK Loan Agreement and paid to the former lenders thereunder (all of whom were limited partners of OSV Partners I).

On December 23, 2021, 48,809 Warrants were exercised for a penny per share, resulting in 1,439,483 Warrants outstanding as of December 31, 2021. In connection with the exercise of Warrants on December 23, 2021, 149 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

15.
NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests	2022	2021
VEESEA Holdings Inc.	1.8%	$321	$320

16.
SAVINGS AND MULTI-EMPLOYER PENSION PLANS

SEACOR Marine Savings Plan. On January 1, 2016, the Company’s eligible U.S. based employees were transferred from the SEACOR Holdings sponsored defined contribution plan to the “SEACOR Marine 401(k) Plan,” a new Company sponsored defined contribution plan (the “Savings Plan”). Effective upon the June 1, 2017 Spin-off, the Company discontinued its contribution to the Savings Plan up until January 1, 2019, at which time the Company’s contribution were limited to 1% of an employee’s wages. In 2020, the Company increased its matching contributions to 2% of an employee’s wages. Effective January 1, 2022, the Company increased its matching contributions to 3% of an employee’s wages and effective July 1, 2022 the Company increased such contribution to 4%. The Savings Plan costs for the years ended December 31, 2022, 2021 and 2020 were $0.8 million, $0.2 million and $0.3 million, respectively.

MNOPF and MNRPF. Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2022, all invoices related to MNOPF and MNRPF have been settled in full.

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

Other Plans. Certain employees participate in other defined contribution plans in various international regions. During the years ended December 31, 2022, 2021 and 2020, the Company incurred costs, primarily from employer matching contributions of $0.3 million, $0.4 million and $0.4 million, respectively.

17.
STOCK BASED COMPENSATION

Equity Incentive Plan. During 2017, the Company adopted the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (the “2017 Plan”) and at the annual meeting of shareholders held on June 9, 2020, the Company’s shareholders approved the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). At the annual meeting of shareholders held on June 7, 2022 (the “Approval Date”), the Company’s shareholders approved the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which authorized the issuance of 2,450,000 shares of Common Stock under the 2022 Plan plus 6,005 shares of Common Stock remaining available for issuance under the 2020 Plan as of the Approval Date that will be available for issuance under the 2022 Plan. The types of awards under the 2022 Plan may include stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. As of December 31, 2022, 2,398,718 shares of Common Stock remained available for issuance under the 2022 Plan.

Restricted stock typically vests from one to four years after the date of grant, and stock options to purchase shares of Common Stock typically vest and become exercisable from one to four years after date of grant and expire no later than the tenth anniversary of the date of grant for both employees and directors. Performance restricted stock units (“PRSUs”) typically vest on a cliff-basis after three years, subject to certain stock price performance goals. Pursuant to the applicable award agreements, restricted stock and stock options vest subject to the participant’s continued employment with the Company on the applicable vesting date, subject to accelerated vested upon the executive’s death or qualified retirement or, with respect to restricted stock, upon termination by the Company without “cause” (including for disability). Upon any such termination, PRSUs that have been earned with respect to the stock price performance goal(s) will be settled on the third anniversary of the grant date, without regard to the participants employment with the Company as of such date. For options granted, the fair value is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield; (b) weighted average expected volatility; (c) weighted average discount rate; and (d) expected life. The fair value of restricted stock, earned PRSUs and stock options issued to employees and directors, as applicable, is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. For all award types, forfeitures are recognized as incurred.

Distribution of SEACOR Marine Restricted Stock by SEACOR Holdings. Certain officers and employees of the Company previously received compensation through participation in SEACOR Holdings share award plans. Pursuant to the Employee Matters Agreement with SEACOR Holdings, participating Company personnel vested in all outstanding SEACOR Holdings share awards upon the Spin-off in 2017 and received SEACOR Marine restricted stock from the Spin-off distribution in connection with outstanding SEACOR Holdings restricted stock held. The Company paid SEACOR Holdings $2.7 million upon completion of the Spin-off for the distribution of 120,693 shares of SEACOR Marine restricted stock, which was fully amortized as of December 31, 2022.

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

Share Award Transactions. Transactions in connection with the Company’s Equity Incentive Plans during the years ended December 31 were as follows:

	2022	2021	2020
Director Stock Awards Granted	60,787	189,030	59,900

Restricted Stock Activity:
Outstanding as of the beginning of year	1,163,090	436,714	303,609
Granted	1,036,605	933,705	289,452
Vested	(514,002)	(202,079)	(143,697)
Forfeited	(3,500)	(5,250)	(12,650)
Outstanding as of the end of year (1)	1,682,193	1,163,090	436,714

Stock Option Activity:
Outstanding as of the beginning of year	1,061,357	1,120,541	913,569
Granted	—	—	261,972
Exercised (2)	(34,492)	—	—
Forfeited (3)	—	(59,184)	(55,000)
Outstanding as of the end of year	1,026,865	1,061,357	1,120,541

(1)
Excludes 216,172, 354,964 and 240,800 grants of performance-based stock units as of December 31, 2022, 2021 and 2020, respectively, that are not considered outstanding until such time that they become probable to vest.
(2)
The intrinsic value of the options exercised was less than $0.1 million.
(3)
Forfeitures in 2021 includes 71,684 options forfeited as of December 31, 2021, netted with an adjustment of 12,500 previously granted.

During the year ended December 31, 2022, the Company recognized $5.0 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the 2017 Plan, the 2020 Plan and the 2022 Plan with a recognized tax benefit of $3.0 million. As of December 31, 2022, the Company had approximately $6.3 million in total unrecognized compensation costs. The weighted average period over which the compensation cost of non-vested awards will be recognized is approximately 1.02 and 0.17 years for restricted stock and stock options, respectively.

During the year ended December 31, 2021, the Company recognized $5.5 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the 2017 Plan and the 2020 Plan with a recognized tax benefit of $0.2 million. As of December 31, 2021, the Company had approximately $4.8 million in total unrecognized compensation costs. The weighted average period over which the compensation cost of non-vested awards will be recognized is approximately 1.01 and 0.42 years for restricted stock and stock options, respectively.

During the year ended December 31, 2020, the Company recognized $4.8 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the 2017 Plan and the 2020 Plan with a recognized tax benefit of $1.0 million. As of December 31, 2020, the Company had approximately $4.7 million in total unrecognized compensation costs. The weighted average period over which the compensation cost of non-vested awards will be recognized is approximately 1.24 and 0.89 years for restricted stock and stock options, respectively.

The weighted average fair value of restricted stock granted under the 2017 Plan, the 2020 Plan and the 2022 Plan were $5.92, $5.45 and $6.40 for the year ended December 31, 2022, 2021 and 2020, respectively. The fair value was based on the closing price of the Company’s stock on the day of the grant. The Company did not grant any options in the years ended December 31, 2022 and 2021. The weighted average fair value of stock options granted under the 2017 Plan and the 2020 Plan was $3.60 for the year ended December 31, 2020. The fair value of each option granted during the year ended December 31, 2020 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield; (b) weighted average expected volatility of 76.1; (c) weighted average discount rate of 0.52%; and (d) expected life of 9.92 years. There were 34,492 stock options exercised in December 31, 2022 and there were no stock options exercised in 2021 or 2020.

During the year ended December 31, 2022, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weight Average Grant Price
Non-Vested as of December 31, 2021	1,163,090	$6.62
Granted	1,036,605	5.92
Vested	(514,002)	6.44
Forfeited	(3,500)	5.88
Non-Vested as of December 31, 2022	1,682,193	5.68

During the year ended December 31, 2022, the number of shares and the weighted average exercise price on stock option transactions were as follows:

	Stock Options
	Number of Shares	Weight Average Grant Price
Outstanding as of December 31, 2021	1,061,357	$12.39
Granted	—	—
Exercised	(34,492)	5.36
Forfeited	—	—
Outstanding as of December 31, 2022 (1)	1,026,865	12.66
Exercisable as of December 31, 2022 (2)	984,368	12.99

(1)
The weighted average remaining contractual term is 5.8 years and the intrinsic value of the options exercised was $1.0 million.
(2)
The weighted average remaining contractual term is 5.7 years and the intrinsic value of the options exercisable was $0.8 million.
18.
RELATED PARTY TRANSACTIONS

Related Party Transactions Policy. The Company has established a written policy for the review and approval or ratification of transactions with related parties (the “Related Party Transactions Policy”) to assist it in reviewing transactions, arrangements or relationships that exceed the threshold for disclosure established under Item 404(a) of Regulation S-K promulgated by the SEC, in which the Company or any of its subsidiaries is a participant, and any Related Party (as defined in the Related Party Transaction Policy) has or will have a direct or indirect interest (“Related Party Transactions”). The Related Party Transactions Policy supplements the Company’s other conflict of interest policies set forth in the Company’s Corporate Governance Guidelines, its Code of Business Conduct and Ethics and its other internal procedures.

Transactions with SEACOR Holdings. In connection with the Spin-off, SEACOR Marine entered into certain agreements with SEACOR Holdings that govern SEACOR Marine’s relationship with SEACOR Holdings following the Spin-off, including a Distribution Agreement, two Transition Services Agreements, an Employee Matters Agreement and a Tax Matters Agreement.

As of December 31, 2021, SEACOR Holdings had no outstanding guarantees for obligations of the Company. As of December 31, 2020, SEACOR Holdings had guaranteed $8.1 million for various obligations of the Company, including performance obligations under sale-leaseback arrangements. The Company recognized a de minimis amount of guarantee fees in connection with sale-leaseback arrangements in 2021 and recognized $0.1 million during 2020 in the accompanying consolidated statements of income (loss). Guarantee fees paid to SEACOR Holdings for all other obligations are recognized as SEACOR Holdings guarantee fees in the accompanying consolidated statements of income (loss).

On June 26, 2020, the Company entered into the Tax Refund Agreement with SEACOR Holdings, the Company’s former parent company. The Tax Refund Agreement enabled the Company to utilize net operating losses (“NOLs”) generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that were permitted to be carried back pursuant to the provisions of the CARES Act and for which SEACOR Holdings needed to claim the refund on behalf of the Company. As a result, the Company received an aggregate amount of cash tax refunds of $32.3 million (including $1.1 million of interest paid by the IRS in respect of refund payment delays due in part to the COVID-19 pandemic), of which $12.5 million was received prior to March 31, 2021 and the remaining $19.8 million was received in April 2021. SEACOR Holdings will retain certain of the funds to facilitate tax savings realized by SEACOR Holdings of no less than 35% of the amount of its own 2019 NOLs. Additionally, a $3.0 million transaction fee was paid to SEACOR Holdings concurrently with the signing of the Tax Refund Agreement as consideration for its cooperation in connection with the filing of the applicable tax refund returns. The Tax Refund Agreement did not restrict the use of approximately $23.1 million of the refund and required the remaining approximately $8.1 million to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remained guaranteed by SEACOR Holdings which primarily related to vessel operating leases. Two of these vessel operating leases expired in the fourth quarter of 2020, which reduced the remaining guarantee on the three remaining vessels to $7.0 million. The remaining three vessel operating leases that SEACOR Holdings guaranteed expired in 2021 and the Company applied the amount deposited to satisfy these obligations.

Following the completion of the Spin-off, the Company continued to be supported by SEACOR Holdings until 2020 for corporate services pursuant to the Transition Services Agreements with SEACOR Holdings under which it was initially charged $6.3 million annually for these services. There were no services provided or fees incurred during 2022, 2021 and 2020 as the services and functions previously provided by SEACOR Holdings were terminated and replicated within the Company.

Transactions regarding OSV Partners.

OSV Partners. In 2013, OSV Partners I was formed to own and operate offshore support vessels with the Company (then a subsidiary of SEACOR Holdings) holding 30.4% of the initial limited partner interests (“Initial LP Interests”) and a majority of the general partner interests, and the remaining Initial LP Interests held by unrelated third parties. The Company was also appointed the manager of the vessels owned by OSV Partners I entitled to a market management fee.

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

Immediately prior to the closing of the OSV Partners Merger described in “OSV Partners Merger” below, the Company owned 30.4% of the Initial LP Interests, 38.6% of the 2017 Preferred Interests, 43.0% of the Class A Preferred Interests, and 43.0% of the PIK Loan Debt of OSV Partners. Beginning in January 2019, the Company agreed not to charge OSV Partners I the management fee it was contractually entitled to through December 31, 2021 due to continuing liquidity issues of OSV Partners I. For the years ended December 31, 2018 and 2017, the Company received $0.6 million of vessel management fees from OSV Partners I for each year.

On October 29, 2021, in exchange for $2.2 million, the Company acquired from a third party lender approximately $4.1 million of the $22.1 million of principal owed under OSV Partner I’s amended and restated senior secured term loan credit facility agreement dated as of September 28, 2018 (the “SEACOR OSV Credit Facility” and such acquisition, the “First Lien Debt Acquisition”).

OSV Partners Merger. On December 31, 2021, pursuant to the OSV Partners Merger Agreement OSV Partners I merged with and into SEACOR Offshore OSV with SEACOR Offshore OSV surviving the OSV Partners Merger. In connection with the consummation of the OSV Partners Merger, the Company issued an aggregate of 1,567,935 shares of Common Stock to the limited partners of OSV Partners I as follows:

(i)
531,872 shares of Common Stock as Merger Consideration, 80% of which was paid in respect of Preferred Interests and Class A Preferred Interests, and 20% in respect of the Initial LP Interests partners (other than the Company and its subsidiaries); and
(ii)
1,036,063 shares of Common Stock as PIK Loan Consideration to settle all amounts outstanding under the PIK Loan Agreement.

In connection with the consummation of the OSV Partners Merger, (i) Caroline received an aggregate number of 73,107 shares of Common Stock and (ii) Caroline II received an aggregate of 36,570 shares of Common Stock. Each of the Caroline Entities distributed to its members the Common Stock received in connection with the consummation of the Merger with Mr. Fabrikant receiving 20,172 shares, or 1.3% of the aggregate number of shares issued as Merger Consideration and PIK Loan Consideration, Mr. Gellert receiving 22,353 shares, or 1.4% of the aggregate number of shares issued as Merger Consideration and PIK Loan Consideration, and Mr. Llorca receiving aggregate distributions of 9,174, or 0.6% of the aggregate number of shares issued as Merger Consideration and PIK Loan Consideration. In addition, a trust of which Mr. Gellert is one of several beneficiaries received an aggregate number of 26,557 shares of Common Stock.

In connection with the OSV Partners Merger, the Company and SEACOR Offshore OSV assumed and guaranteed approximately $18.1 million of indebtedness outstanding under the SEACOR OSV Credit Facility. For further information regarding the SEACOR OSV Credit Facility and other matters related to the OSV Partners Merger, see “Note 3. Business Acquisitions”.

The First Lien Debt Acquisition and the OSV Partners Merger were subject to the oversight and received advance approval of the Audit Committee as related party transactions under the Company’s Related Party Transaction Policy. Mr. Gellert recused himself from deliberations by the Audit Committee and ultimately the Board with respect to the Merger, and the Board received a third party fairness opinion with respect thereto. Mr. Llorca was also not involved in the related discussions. Mr. Fabrikant no longer served on the Board as of June 8, 2021 and therefore had no participation in any of the approval processes for these transactions.

Transactions with Carlyle.

Old Convertible Notes. On October 5, 2022, SEACOR Marine and the Carlyle Investors entered into two agreements pursuant to which SEACOR Marine issued the Carlyle Investors (i) $90.0 million in aggregate principal amount of the Guaranteed Notes and (ii) $35.0 million aggregate principal amount of the New Convertible Notes in exchange for all $125.0 million in aggregate principal amount of SEACOR Marine’s Old Convertible Notes outstanding.

Guaranteed Notes. The Guaranteed Notes were issued pursuant to the Exchange Agreement (Guaranteed Notes) among SEACOR Marine, as issuer, FG Robert, as the guarantor, and the Carlyle Investors. Pursuant to the Guaranteed Notes Exchange Agreement, SEACOR Marine has the right to pay (i) in cash at a rate of 8.0% per annum (“Cash Interest”) or (ii) partly in cash and partly in-kind by increasing the principal amount of the Guaranteed Notes or issuing additional Guaranteed Notes at a rate of 9.5% per annum (“Hybrid Interest”) with the cash portion of the Hybrid Interest bearing interest at a rate of 4.25% per annum and in the in-kind portion of the Hybrid Interest bearing interest at a rate of 5.25% per annum. The Guaranteed Notes mature on July 1, 2026. The Guaranteed Notes are guaranteed on a senior unsecured basis by FG Robert, the owner of the LB Robert liftboat.

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

New Convertible Notes. The New Convertible Notes were issued pursuant to the Exchange Agreement (Convertible Notes) among SEACOR Marine, as issuer, and the Carlyle Investors. The New Convertible Notes bear interest at a rate of 4.25% per annum payable semi-annually in arrears and mature on July 1, 2026. The New Convertible Notes are convertible into shares of Common Stock at the option of the holders at a conversion rate of 85.1064 shares per $1,000 in principal amount of New Convertible Notes (equivalent to a “Conversion Price” of $11.75) or into warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate SEACOR Marine’s compliance with the provisions of the Jones Act. In addition, SEACOR Marine has the right to cause the mandatory conversion of the New Convertible Notes into Common Stock if the daily VWAP of the Common Stock equals or exceeds (A) in the case of New Convertible Notes held by affiliates of Carlyle, 150% of the Conversion Price and (B) in the case of New Convertible Notes held by any Person other than Carlyle, 115% of the Conversion Price, in each case for each of the 20 consecutive trading days.

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

Under the Convertible Notes Exchange Agreement, the Carlyle Investors have the ability to nominate one director to the board of directors of SEACOR Marine if the Carlyle Investors, solely as a result of their ownership of shares of Common Stock owned by the Investors as of October 5, 2022 and ownership of the New Convertible Notes and warrants (including the shares of common stock of the Company issuable upon conversion or exercise thereof), beneficially own collectively 10% or more of the outstanding shares of common stock of the Company. The Carlyle Investors have not exercised this right. Ms. Anna Mire has been designated by the Carlyle Investors to observe meetings of the Board of Directors pursuant to the Carlyle Investors’ observer rights under the Convertible Notes Exchange Agreement and the Guaranteed Notes Exchange Agreement. This observation right will terminate at the time the Carlyle Investors own less than $50.0 million in aggregate principal amount of the New Convertible Notes and Guaranteed Notes or a combination of the New Convertible Notes and our Common Stock representing less than 5.0% of the Company’s Common Stock outstanding on a fully diluted basis, assuming the conversion of all of the New Convertible Notes and warrants to purchase Common Stock held by the Carlyle Investors.

The Convertible Notes Exchange Agreement contains customary representations and warranties made by SEACOR Marine and the Carlyle Investors and contains customary events of default and covenants. The Convertible Notes Exchange Agreement and the transactions contemplated thereby were subject to the oversight of, and received advance approval from, the Audit Committee.

During 2022, Carlyle did not exercise any warrants. During 2021 and 2020, Carlyle exercised 48,809 and 83,367 warrants, respectively. As of December 31, 2022, Carlyle had 1,439,483 outstanding warrants.

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

During 2020, CME exercised 255,307 and as of December 31, 2020, all of CME’s outstanding warrants have been exercised.

On June 1, 2021, MEXMAR Offshore completed the sale of eight vessels and certain Brazilian entities to OceanPact Serviços Marítimos S.A. and its subsidiary, OceanPact Netherlands B.V., for a total purchase price of $30.2 million (the “UP Offshore Sale Transaction”), which resulted in an equity earnings gain from 50% or less owned companies of $2.6 million. On July 23, 2021, the Company received a distribution from MEXMAR Offshore in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment balance of $2.6 million. The excess was recorded by the Company as a gain from return of investments in 50% or less owned companies.

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

Prior to the consummation of the Framework Agreement Transactions described below, the Company also participated in a variety of other joint ventures with CME, including MexMar, SEACOR Marlin LLC and OVH. The joint venture agreements for each of these joint ventures were negotiated at arms-length in the ordinary course of business. MexMar is a joint venture company that was 49% owned by a wholly owned subsidiary of the Company and 51% owned by subsidiaries of CME. SEACOR Marlin LLC was a joint venture company that was 49% owned by a wholly owned subsidiary of the Company and 51% owned by a wholly owned subsidiary of MexMar. During the year ended December 31, 2021, there was a distribution to the Company from SEACOR Marlin LLC of $2.5 million. OVH is a joint venture company that is 49% owned by a wholly owned subsidiary of the Company and 51% owned by a subsidiary of CME. On December 10, 2021, OVH and OPEM settled the $10.0 million loan in exchange for OPEM making an early repayment of $10.5 million, reflecting repayment of the principal amount in full and a prepayment discount and forgiveness of approximately $4.1 million of accrued interest.

On September 29, 2022, SEACOR Marine and certain of its subsidiaries, on the one hand, and OTM, CME Ireland, and OVH, on the other hand, entered into the Framework Agreement. OTM and CME Ireland are affiliates of CME. Prior to the closing of the Framework Agreement Transactions, the Company owned 49% of each of MexMar and OVH through SEACOR Marine International, a wholly-owned subsidiary of SEACOR Marine, and the remaining 51% ownership interests were held by OTM. The Company also owned a minority interest in SEACOR Marlin LLC, the owner of the PSV SEACOR Marlin, and the remaining ownership interests of SEACOR Marlin LLC were held by MexMar. The Framework Agreement provided for, among other things, (i) the sale by the Company of all of the outstanding equity interests of SEACOR Marine International to OTM for a purchase price of $66.0 million, (ii) the sale by the Company of the AHTS SEACOR Davis to CME Ireland in exchange for the remaining equity interests in SEACOR Marlin LLC, such that SEACOR Marlin LLC would become a wholly-owned subsidiary of the Company, (iii) the transfer of a hybrid battery system from OVH to the Company as repayment in full of a certain vessel loan agreement by the Company to its former joint venture, and (iv) entry into a bareboat charter agreement between SEACOR Marlin LLC and MexMar. Each of the Framework Agreement Transactions was consummated on September 29, 2022. As a result of the Framework Agreement Transactions, the Company no longer owns any equity interest in either of MexMar or OVH, and the Company owns all of the equity interests in SEACOR Marlin LLC, which owns the PSV SEACOR Marlin.

In connection with the closing of the Framework Agreement Transactions, on September 29, 2022, SEACOR Marine Capital, a wholly-owned subsidiary of SEACOR Marine, purchased all of the outstanding loans under the Second Amended and Restated Term Loan Credit Facility Agreement, made as of July 8, 2022, by and among MexMar, as the borrower, DNB Capital LLC and The Governor and Company of the Bank of Ireland, each as lenders, and DNB Bank ASA, New York Branch, as facility agent (as amended from time to time, the “MexMar Original Facility Agreement”) for an aggregate amount of $28.8 million, representing par value of the loan. The purchase was funded using proceeds received from the Framework Agreement Transactions. On the same date the facility was amended pursuant to a Third Amended and Restated Facility Agreement (“MexMar Third A&R Facility Agreement”) to, among other things, (i) provide for the prepayment by MexMar of approximately $8.8 million of the outstanding loan amount, to reduce the outstanding principal on the loan to $20.0 million, (ii) modify the definition of “Change of Control”, (iii) modify the maturity date from January 23, 2025 to September 30, 2023, (iv) decrease the minimum cash requirement from $10.0 million to $2.5 million, (v) modify the interest margin from 4.7% per annum to 5.0% per annum and (vi) modify the principal repayment profile to reflect four quarterly installments of $5.0 million to repay the loan by the maturity date. All collateral and security arrangements remain in place from the MexMar Original Facility Agreement, including a first priority mortgage on 13 offshore support vessels owned by MexMar. As a result, SEACOR Marine Capital is the sole lender to MexMar under the MexMar Third A&R Facility Agreement and expects that the loan will be repaid in full by September 30, 2023.

Each of the Framework Agreement Transactions and the transactions entered into in connection with the MexMar Third A&R Facility Agreement (the “MexMar Facility Agreement Transactions”) were subject to the oversight of, and received advance approval from, the Audit Committee as related party transactions subject to the Company’s Related Party Transaction Policy. Mr. Miguel recused himself from the Audit Committee and the Board deliberations with respect to the Framework Agreement Transactions and the Mexmar

Facility Agreement Transactions. The Board received a third party fairness opinion with respect to the Framework Agreement Transactions.

19.
COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, the Company had unfunded capital commitments of $2.5 million for miscellaneous vessel equipment payable during 2023. The Company has indefinitely deferred an additional $9.3 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$20.9 million based on a historical potential levy of R$12.87 million (USD $4.0 million and USD $2.4 million, respectively, based on the exchange rate as of December 31, 2022).

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel and in coordination with the U.S. Coast Guard (“USCG”). The salvage operations are substantially complete and the Company expects salvage costs to be covered by insurance proceeds.

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal stakeholders. The National Transportation Safety Board (“NTSB”) and the USCG have each conducted an investigation to determine the cause of the incident. The Company has and will continue to fully cooperate with the investigations in all respects. On November 3, 2022, the NTSB publicly released its final report, as adopted on October 18, 2022, which determined that the probable cause of the capsizing of the SEACOR Power was a loss of stability that occurred when the vessel was struck by severe thunderstorm winds, which exceeded the vessel’s operation wind speed limits. The NTSB further determined that contributing to the loss of life on the vessel were the speed at which the vessel capsized and the angle at which it came to rest, which made egress difficult, and the high winds and seas in the aftermath of the capsizing, which hampered rescue efforts. The USCG is also expected to release a report on its investigation although the timing of such release is uncertain.

Numerous civil lawsuits have been filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which had the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. Nearly all injury and death claims in the Limitation Action for which the Company has financial exposure have been resolved, and the remaining claims are those for which the Company is owed contractual defense and indemnity or will be covered by insurance. There is significant uncertainty regarding the impact the incident will have on the Company’s reputation and the resulting possible impact on the Company’s business.

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2022, all invoices related to MNOPF and MNRPF have been settled in full.

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

20.
MAJOR CUSTOMERS AND SEGMENT INFORMATION

During the year ended December 31, 2022, ExxonMobil and SEACOR Marine Arabia, a joint venture of which we own 45% and through which vessels are in service to Saudi Aramco, were each responsible for $39.6 million or 18% and $30.1 million or 14%, respectively, of the Company’s total consolidated operating revenues from continuing operations. During the year ended December 31, 2021, ExxonMobil and SEACOR Marine Arabia were each responsible for $35.2 million or 21% and $29.7 million or 17%, respectively, of the Company’s total consolidated operating revenues from continuing operations. During the year ended December 31, 2020, SEACOR Marine Arabia and ExxonMobil were each responsible for $30.7 million or 21% and $24.8 million or 17%, respectively, of the Company’s total consolidated operating revenues from continuing operations.

For the years ended December 31, 2022, 2021 and 2020, the ten largest customers of the Company accounted for approximately 63%, 76% and 76%, respectively, of the Company’s operating revenues from continuing operations. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

For the years ended December 31, 2022, 2021 and 2020, approximately 72%, 88% and 89%, respectively, of the Company’s operating revenues and $7.0 million, $15.4 million and ($7.5) million, respectively, of equity in earnings (losses) from 50% or less owned companies, net of tax, were derived from its continuing foreign operations.

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

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations	Middle East and Asia	Latin America	Total
For the year ended December 31, 2022
Operating Revenues:
Time charter	$51,272	$60,060	$52,080	$40,122	$203,534
Bareboat charter	—	—	—	1,374	1,374
Other marine services	9,528	(163)	762	2,290	12,417
	60,800	59,897	52,842	43,786	217,325
Direct Costs and Expenses:
Operating:
Personnel	25,201	16,436	22,376	13,769	77,782
Repairs and maintenance	7,049	9,229	8,111	7,107	31,496
Drydocking	8,978	2,339	6,569	274	18,160
Insurance and loss reserves	4,831	1,178	2,838	1,115	9,962
Fuel, lubes and supplies	3,345	8,022	5,089	2,833	19,289
Other	1,235	7,175	4,633	2,253	15,296
	50,639	44,379	49,616	27,351	171,985
Direct Vessel Profit	$10,161	$15,518	$3,226	$16,435	$45,340
Other Costs and Expenses:
Lease expense	$998	$1,691	$156	$1,024	3,869
Administrative and general					40,911
Depreciation and amortization	17,444	13,708	16,331	8,474	55,957
					100,737
Gains on asset dispositions and impairments, net					1,398
Operating loss					$(53,999)
As of December 31, 2022
Property and Equipment:
Historical cost	$232,740	$285,303	$286,745	$162,895	$967,683
Accumulated depreciation	(101,503)	(92,030)	(89,444)	(27,801)	(310,778)
	$131,237	$193,273	$197,301	$135,094	$656,905
Total Assets(1)	$174,081	$211,371	$215,497	$150,650	$751,599

(1)
Total assets exclude $64.0 million of corporate assets.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations	Middle East and Asia	Latin America	Total
For the year ended December 31, 2021
Operating Revenues:
Time charter	$15,487	$44,268	$53,146	$46,934	$159,835
Bareboat charter	1,549	—	—	2,484	4,033
Other	3,607	(1,338)	526	4,278	7,073
	20,643	42,930	53,672	53,696	170,941
Direct Costs and Expenses:
Operating:
Personnel	$8,836	$13,903	$22,191	$14,990	$59,920
Repairs and maintenance	3,394	6,772	6,701	7,250	24,117
Drydocking	2,082	1,159	2,639	467	6,347
Insurance and loss reserves	2,632	1,353	2,481	2,201	8,667
Fuel, lubes and supplies	1,204	4,109	3,459	3,261	12,033
Other	648	5,815	6,158	3,701	16,322
	18,796	33,111	43,629	31,870	127,406
Direct Vessel Profit	$1,847	$9,819	$10,043	$21,826	$43,535
Other Costs and Expenses:
Lease expense	$2,621	$1,281	$472	$1,711	6,085
Administrative and general					37,639
Depreciation and amortization	15,712	12,856	17,985	10,842	57,395
					101,119
Gains on asset dispositions and impairments, net					20,436
Operating loss					$(37,148)
As of December 31, 2021
Property and Equipment:
Historical cost	$240,717	$218,544	$340,225	$208,594	$1,008,080
Accumulated depreciation	(115,088)	(69,310)	(85,683)	(32,247)	(302,328)
	$125,629	$149,234	$254,543	$176,347	$705,752
Total Assets(1)	$148,753	$167,185	$256,533	$250,594	$823,065
(1)
Total assets exclude $89.4 million of corporate assets.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations	Middle East and Asia	Latin America	Total
For the year ended December 31, 2020
Operating Revenues:
Time charter	$9,873	$47,723	$52,052	$23,806	$133,454
Bareboat charter	2,910	(55)	—	—	2,855
Other	2,422	(135)	2,157	1,084	5,528
	15,205	47,533	54,209	24,890	141,837
Direct Costs and Expenses:
Operating:
Personnel	$10,065	$13,397	$18,188	$6,698	$48,348
Repairs and maintenance	1,655	5,643	5,232	2,131	14,661
Drydocking	1,167	2,014	759	329	4,269
Insurance and loss reserves	1,774	1,806	1,721	462	5,763
Fuel, lubes and supplies	1,172	3,260	2,706	990	8,128
Other	373	1,343	6,891	1,369	9,976
	16,206	27,463	35,497	11,979	91,145
Direct Vessel (Loss) Profit	$(1,001)	$20,070	$18,712	$12,911	$50,692
Other Costs and Expenses:
Lease expense	$4,272	$3,038	$170	$45	7,525
Administrative and general					40,051
Depreciation and amortization	21,427	13,664	16,595	5,481	57,167
					104,743
Losses on asset dispositions and impairments, net					(17,588)
Operating loss					$(71,639)
As of December 31, 2020
Property and Equipment:
Historical cost	$257,592	$262,998	$361,514	$130,769	$1,012,873
Accumulated depreciation	(134,391)	(68,486)	(75,349)	(13,312)	(291,538)
	$123,201	$194,512	$286,165	$117,457	$721,335
Total Assets(1)	$164,656	$227,894	$289,314	$179,942	$861,806
(1)
Total assets exclude $105.6 million of corporate assets, and $50.2 million of discontinued operations.

21.
DISCONTINUED OPERATIONS

On January 12, 2021, the Company completed the sale of Windcat Workboats, which was previously classified as assets held for sale as of the end of the fourth quarter 2020. The Company has no continuing involvement in this business, which at the time of sale was considered a strategic shift in the Company’s operations. During the first twelve days of 2021, the Company recognized $0.2 million in net income from operations of Windcat Workboats that was utilized to calculate the gain on the sale of Windcat Workboats (see “Note. 5 Equipment Acquisitions and Dispositions”). Summarized selected operating results of the Company’s assets held for sale and discontinued operations were as follows for the years ended December 31, (in thousands):

2020
Assets from Discontinued Operations:
Current assets	$10,138
Net property and equipment	34,580
Non-current assets	5,517
50,235
Liability from Discontinued Operations:
Current liabilities	2,418
Long-term liabilities	28,509
$30,927

	Windcat Workboats
	2021	2020
Operating Revenues:
Time charter	$903	$29,383
Other revenue	70	2,305
	973	31,688
Costs and Expenses:
Operating	578	17,334
Direct Vessel Profit	395	14,354

General and Administrative Expenses	238	5,516
Lease Expense	24	628
Depreciation	—	6,166
Operating Income	133	2,044
Other Income (Expense)
Interest income	2	59
Interest expense	(39)	(1,115)
Foreign currency translation gain (loss)	89	(750)
Other, net	—	19
	52	(1,787)
Operating Income Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	185	257
Income Tax Benefit	—	(86)
Operating Income Before Equity Earnings of 50% or Less Owned Companies	185	343
Equity in (Losses) Earnings of 50% or Less Owned Companies, Net of Tax	(16)	21
Net Income from Discontinued Operations	$169	$364

22.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements.

SEACOR MARINE HOLDINGS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)

Description	Balance Beginning of Year	Reserves Acquired	Charges (Recoveries) to Cost and Expenses	Deductions	Balance End of Year
Year Ended December 31, 2022
Allowance for credit loss reserves (deducted from trade and notes receivable)	$1,312	$—	$489	$(151)	$1,650
Year Ended December 31, 2021
Allowance for credit loss reserves (deducted from trade and notes receivable)	$582	$3	$863	$(136)	$1,312
Year Ended December 31, 2020
Allowance for credit loss reserves (deducted from trade and notes receivable)	$455	$18	$230	$(121)	$582