Form 10-Q
period 2023-03-31
SEACOR Marine Holdings Inc.
filed 2023-05-03
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of April 28, 2023 was 27,096,812. The Registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$40,570	$39,963
Restricted cash	3,082	3,082
Receivables:
Trade, net of allowance for credit loss accounts of $1,546 and $1,650 as of March 31, 2023 and December 31, 2022, respectively	60,114	54,388
Other	11,913	7,638
Note receivable	10,000	15,000
Tax receivable	445	578
Inventories	2,207	2,123
Prepaid expenses and other	3,233	3,054
Assets held for sale	—	6,750
Total current assets	131,564	132,576
Property and Equipment:
Historical cost	969,328	967,683
Accumulated depreciation	(324,197)	(310,778)
	645,131	656,905
Construction in progress	8,540	8,111
Net property and equipment	653,671	665,016
Right-of-use asset - operating leases	5,984	6,206
Right-of-use asset - finance leases	6,654	6,813
Investments, at equity, and advances to 50% or less owned companies	3,594	3,024
Other assets	2,079	1,995
Total assets	$803,546	$815,630
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$1,764	$2,358
Current portion of finance lease liabilities	563	468
Current portion of long-term debt:
Recourse	60,523	61,512
Accounts payable and accrued expenses	44,255	37,954
Due to SEACOR Holdings	264	264
Accrued wages and benefits	5,025	4,361
Accrued interest	4,675	2,305
Deferred revenue and unearned revenue	1,487	2,333
Accrued capital, repair, and maintenance expenditures	1,327	2,748
Accrued insurance deductibles and premiums	2,837	2,428
Accrued professional fees	873	1,114
Other current liabilities	3,961	3,580
Total current liabilities	127,554	121,425
Long-term operating lease liabilities	4,474	4,739
Long-term finance lease liabilities	6,644	6,781
Long-term Debt:
Recourse	248,974	254,653
Non-recourse	5,476	5,466
Deferred income taxes	39,120	40,779
Deferred gains and other liabilities	2,264	2,641
Total liabilities	434,506	436,484
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 27,574,544 and 26,950,799 shares issued as of March 31, 2023 and December 31, 2022, respectively	279	272
Additional paid-in capital	467,896	466,669
Accumulated deficit	(102,700)	(93,111)
Shares held in treasury of 468,966 and 248,638 as of March 31, 2023 and December 31, 2022, respectively, at cost	(4,119)	(1,852)
Accumulated other comprehensive income, net of tax	7,363	6,847
	368,719	378,825
Noncontrolling interests in subsidiaries	321	321
Total equity	369,040	379,146
Total liabilities and equity	$803,546	$815,630

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Operating Revenues	$59,973	$45,591
Costs and Expenses:
Operating	37,273	39,496
Administrative and general	11,632	9,924
Lease expense	720	1,060
Depreciation and amortization	13,762	14,371
	63,387	64,851
Gains on Asset Dispositions and Impairments, Net	3,599	2,139
Operating Income (Loss)	185	(17,121)
Other Income (Expense):
Interest income	460	29
Interest expense	(8,788)	(6,627)
Derivative losses, net	—	(34)
Foreign currency (losses) gains, net	(825)	821
	(9,153)	(5,811)
Loss Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	(8,968)	(22,932)
Income Tax Expense (Benefit)	1,157	(2,421)
Loss Before Equity in Earnings of 50% or Less Owned Companies	(10,125)	(20,511)
Equity in Earnings of 50% or Less Owned Companies	536	5,674
Net Loss attributable to SEACOR Marine Holdings Inc.	$(9,589)	$(14,837)

Net Loss Per Share:
Basic	$(0.36)	$(0.56)
Diluted	(0.36)	(0.56)
Weighted Average Common Stock and Warrants Outstanding:
Basic	26,822,391	26,379,293
Diluted	26,822,391	26,379,293

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net Loss	$(9,589)	$(14,837)
Other Comprehensive Income:
Foreign currency translation gains (losses), net	668	(714)
Derivative gains on cash flow hedges	14	805
Reclassification of derivative (losses) gains on cash flow hedges to interest expense	(166)	370
Reclassification of derivative gains on cash flow hedges to equity in earnings of 50% or less owned companies	—	337
	516	798
Income Tax Benefit	—	—
	516	798
Comprehensive Loss Attributable to SEACOR Marine Holdings Inc.	$(9,073)	$(14,039)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Three Months Ended March 31, 2023
December 31, 2022	26,702,161	$272	$466,669	248,638	$(1,852)	$(93,111)	$6,847	$321	$379,146
Restricted stock grants	520,396	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	1,221	—	—	—	—	—	1,221
Exercise of options	834	—	6	—	—	—	—	—	6
Exercise of warrants	117,394	1	—	121	(1)	—	—	—	—
Restricted stock vesting	(220,207)	—	—	220,207	(2,266)	—	—	—	(2,266)
Forfeiture of employee share awards	(15,000)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,589)	—	—	(9,589)
Other comprehensive income	—	—	—	—	—	—	516	—	516
March 31, 2023	27,105,578	$279	$467,896	468,966	$(4,119)	$(102,700)	$7,363	$321	$369,040

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Three Months Ended March 31, 2022
December 31, 2021	25,992,237	$262	$461,931	127,887	$(1,120)	$(22,907)	$8,055	$320	$446,541
Restricted stock grants	733,895	7	—	—	—	—	—	—	7
Amortization of share awards	—	—	1,067	—	—	—	—	—	1,067
Exercise of options	31,992	—	140	—	—	—	—	—	140
Restricted stock vesting	(114,251)	—	—	114,251	(672)	—	—	—	(672)
Net loss	—	—	—	—	—	(14,837)	—	—	(14,837)
Other comprehensive income	—	—	—	—	—	—	798	—	798
March 31, 2022	26,643,873	$269	$463,138	242,138	$(1,792)	$(37,744)	$8,853	$320	$433,044

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(9,589)	$(14,837)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,762	14,371
Deferred financing costs amortization	418	291
Stock-based compensation expense	1,227	1,074
Debt discount amortization	1,558	1,691
Allowance for credit losses	(104)	(170)
Gain from equipment sales, retirements or impairments	(3,599)	(2,139)
Derivative losses	—	34
Interest on finance leases	72	25
Settlements on derivative transactions, net	154	(373)
Currency losses (gains)	825	(821)
Deferred income taxes	(1,659)	(3,529)
Equity earnings	(536)	(5,674)
Dividends received from equity investees	—	725
Changes in Operating Assets and Liabilities:
Accounts receivables	(9,857)	3,904
Other assets	45	(164)
Accounts payable and accrued liabilities	6,731	6,707
Net cash (used in) provided by operating activities	(552)	1,115
Cash Flows from Investing Activities:
Purchases of property and equipment	(470)	(20)
Proceeds from disposition of property and equipment	7,611	5,310
Principal payments on notes due from equity investees	—	176
Principal payments on notes due from others	5,000	—
Net cash provided by investing activities	12,141	5,466
Cash Flows from Financing Activities:
Payments on long-term debt	(8,608)	(7,348)
Payments on finance leases	(114)	(9)
Proceeds from exercise of stock options	6	140
Tax withholdings on restricted stock vesting	(2,266)	(672)
Net cash used in financing activities	(10,982)	(7,889)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Net Change in Cash, Restricted Cash and Cash Equivalents	607	(1,309)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	43,045	41,220
Cash, Restricted Cash and Cash Equivalents, End of Period	$43,652	$39,911
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$5,955	$3,099
Income taxes paid, net	446	—
Noncash Investing and Financing Activities:
Increase in capital expenditures in accounts payable and accrued liabilities	51	—
Recognition of a new right-of-use asset - operating leases	196	163
Recognition of a new right-of-use asset - financing leases	—	7,248

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to deferred revenues, allowance for credit loss accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from estimates and those differences may be material.

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

In the Company’s operating areas, contract or charters vary in length from several days to multi-year periods. Many of the Company’s contracts and charters include cancellation clauses without early termination penalties. As a result of options and frequent renewals, the stated duration of charters may not correlate with the length of time the vessel is contracted for to provide services to a particular customer.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in deferred revenue and unearned revenue in the accompanying consolidated balance sheets, as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	2023	2022
Balance at beginning of period	$2,333	$1,606
Revenues deferred during the period	740	4,288
Revenues recognized and reclassifications during the period	(1,586)	(3,561)
Balance at end of period	$1,487	$2,333

As of March 31, 2023, the Company had $1.5 million of unearned revenue primarily related to mobilization of vessels and had no deferred revenues.

Cash and Cash Equivalents. The Company considers all highly liquid investments, with an original maturity of three months or less from the date purchased, to be cash equivalents.

Restricted Cash. Restricted cash primarily relates to banking facility requirements.

Trade and Other Receivables. Customers are primarily major integrated national, international oil companies, large independent oil and natural gas exploration and production companies and established wind farm construction companies. Customers are granted credit on a short-term basis and the related credit risks are minimal. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables, but excludes our short-term note receivable. During the three months ended March 31, 2023, the Company recorded $2.2 million of insurance receivables that offset operating expenses. These insurance receivables related to costs that were recorded as operating expenses in 2022 and were previously disclosed as a gain contingency.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of March 31, 2023, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was no capitalized interest recognized during the three months ended March 31, 2023 and 2022.

Impairment of Long-Lived Assets. The Company performs an impairment analysis of long-lived assets used in operations when indicators of impairment are present. These indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If the carrying values of the assets are not recoverable, as determined by their estimated future undiscounted cash flows, the estimated fair value of the assets or asset groups are compared to their current carrying values and impairment charges are recorded if the carrying value exceeds fair value.

For the three months ended March 31, 2023, the Company did not record an impairment on any owned or leased-in vessels. For the three months ended March 31, 2022, the Company recorded impairment charges of $0.9 million for one fast support vessel (“FSV”) classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of March 31, 2023, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the three months ended March 31, 2023, the Company’s effective income tax rate of 12.89% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total Other Comprehensive Income
December 31, 2022	$6,332	$515	$6,847
Other comprehensive (loss) income	668	(152)	516
Balance as of March 31, 2023	$7,000	$363	$7,363

Earnings (Loss) Per Share. Basic earnings/loss per share of Common Stock of the Company is computed based on the weighted average number of shares of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the Old Convertible Notes and the New Convertible Notes unless anti-dilutive.

For the three months ended March 31, 2023, diluted loss per share of Common Stock excluded 2,978,274 shares of Common Stock issuable upon conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

For the three months ended March 31, 2022, diluted loss per share of Common Stock excluded 2,907,500 shares of Common Stock issuable upon conversion of the Old Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

In addition, for the three months ended March 31, 2023 and 2022 diluted loss per share of Common Stock excluded 1,672,932 and 1,469,647 shares of restricted stock, respectively, and 1,026,031 and 1,029,365 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

2.
NOTE RECEIVABLE

In connection with the closing of the framework agreement transactions (the “Framework Agreement Transactions”), on September 29, 2022, SEACOR Marine Capital Inc., a wholly-owned subsidiary of SEACOR Marine (“SEACOR Marine Capital”) purchased all of the outstanding loans under the MexMar Original Facility Agreement for an aggregate amount of $28.8 million, representing par value of the loan using proceeds received from the Framework Agreement Transactions. On the same date, the MexMar Original Facility Agreement was amended and restated in the MexMar Third A&R Facility Agreement pursuant to which, among other things, Mantenimiento Express Marítimo, S.A.P.I. de C.V. (“MexMar”) repaid approximately $8.8 million of the outstanding loan amount and agreed to repay the $20.0 million of the loan that remained outstanding by September 30, 2023 through four quarterly installments of $5.0 million. As of March 31, 2023, the loan balance due from MexMar was $10.0 million.

3.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2023, capital expenditures were $0.5 million and there were no equipment deliveries. During the three months ended March 31, 2023, the Company sold three liftboats and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $7.6 million, after transaction costs, and a gain of $2.6 million. During the three months ended March 31, 2022, the Company sold one liftboat, previously removed from service, and office space for net cash proceeds of $5.3 million, after transaction costs, and a gain of $3.1 million.

4.
INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	Ownership	2023	2022
Seabulk Angola	49.0%	2,017	1,683
SEACOR Arabia	45.0%	1,501	1,265
Other	20.0% - 50.0%	76	76
		$3,594	$3,024

5.
LONG-TERM DEBT

The Company’s long-term debt obligations as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Recourse long-term debt(1):
Guaranteed Notes	$90,000	$90,000
New Convertible Notes	35,000	35,000
SEACOR Marine Foreign Holdings Credit Facility	64,507	67,910
Sea-Cat Crewzer III Term Loan Facility	15,465	16,703
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	16,205	16,205
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing	75,314	77,537
SEACOR Alpine Shipyard Financing	27,087	27,790
SEACOR 88/888 Term Loan	5,500	5,500
Tarahumara Shipyard Financing	5,056	5,597
SEACOR Offshore OSV	15,552	16,052
Total recourse long-term debt	349,686	358,294
Non-recourse long-term debt(2):
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse long-term debt	5,500	5,500
Total principal due for long-term debt	355,186	363,794
Current portion due within one year	(60,523)	(61,512)
Unamortized debt discount	(35,950)	(37,511)
Deferred financing costs	(4,263)	(4,652)
Long-term debt, less current portion	$254,450	$260,119

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

As of March 31, 2023, the Company was in compliance with all debt covenants and lender requirements.

SEACOR Marine Foreign Holdings Credit Facility. On March 2, 2023, the Company and SEACOR Marine Foreign Holdings Inc., a wholly-owned subsidiary of SEACOR Marine (“SMFH”) entered into Amendment No. 7 (“SMFH Amendment No. 7”) to that certain Second Amended and Restated Guaranty, dated as of September 29, 2022, issued by the Company in favor of DNB Bank ASA, New York Branch, as security trustee (the “Second A&R SMFH Credit Facility Guaranty”) in connection with that certain senior secured loan facility with a syndicate of lenders administered by DNB Bank ASA, New York Branch, dated as of September 26, 2018 and as amended from time to time (the “SMFH Credit Facility”). SMFH Amendment No. 7 extends the date through which the Company is required to maintain an interest coverage ratio of 1.50:1.00 (as calculated in accordance with the Second A&R SMFH Credit Facility Guaranty) from December 31, 2022 to June 30, 2023. As of the last day of each fiscal quarter thereafter, the interest coverage ratio is required to be at least 2.00:1.00.

Letters of Credit. As of March 31, 2023, the Company had outstanding letters of credit of $1.1 million securing lease obligations, labor and performance guaranties.
6.
LEASES

As of March 31, 2023, the Company leased-in one anchor handling towing supply vessel (“AHTS”), one FSV, and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of March 31, 2023, the remaining lease terms of the vessels had a duration ranging from 18 to 48 months. The lease terms of certain facilities and other equipment had a duration ranging from three to 285 months.

As of March 31, 2023, future minimum payments for leases for the remainder of 2023 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$1,597	$612
2024	1,721	946
2025	645	959
2026	459	953
2027	400	4,659
Years subsequent to 2027	3,214	—
	8,036	8,129
Interest component	(1,798)	(922)
	6,238	7,207
Current portion of long-term lease liabilities	1,764	563
Long-term lease liabilities	$4,474	$6,644

For the three months ended March 31, 2023 and 2022 the components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$546	$908
Finance lease cost:
Amortization of finance lease assets (1)	160	59
Interest on finance lease liabilities (2)	72	25
Short-term lease costs	174	152
	$952	$1,144

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the three months ended March 31, 2023 supplemental cash flow information related to leases was as follows (in thousands):

2023
Operating cash outflows from operating leases	$641
Financing cash outflows from finance leases	114
Right-of-use assets obtained for operating lease liabilities	196
Right-of-use assets obtained for finance lease liabilities	—

For the three months ended March 31, 2023 other information related to leases was as follows:

2023
Weighted average remaining lease term, in years - operating leases	9.8
Weighted average remaining lease term, in years - finance leases	4.0
Weighted average discount rate - operating leases	6.8%
Weighted average discount rate - finance leases	4.0%

7.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the three months ended March 31, 2023:

Statutory rate	(21.00)%
Exclusion of foreign subsidiaries with current year losses and withholding tax	31.80%
Other	2.09%
Effective income tax rate	12.89%

8.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$387	$—	$526	$—

Economic Hedges. The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. As of March 31, 2023, the Company had no open forward currency exchange contracts.

Cash Flow Hedges. The Company has interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company has converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.2 million for the three months ended March 31, 2023 and gains of $1.2 million for the three months ended March 31, 2022, respectively, as a component of other comprehensive income (loss). As of March 31, 2023, the interest rate swaps held by the Company were as follows:

•
SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $5.6 million and receive a variable interest rate based on LIBOR on the amortized notional value;
•
SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $30.5 million and receive a variable interest rate based on LIBOR on the amortized notional value; and
•
SEACOR 88 LLC and SEACOR 888 LLC, both indirect wholly-owned subsidiaries of SEACOR Marine (collectively, “SEACOR 88/888”), have an interest rate swap agreement maturing in 2023 that calls for SEACOR 88/888 to pay a fixed rate of interest of 3.175% per annum on the amortized notional value of $5.5 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company had no derivative instruments not designated as hedging instruments for the three months ended March 31, 2023 and recognized losses on derivative instruments not designated as hedging instruments for the three months ended March 31, 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Conversion option liability on Old Convertible Notes	$—	$(34)

The conversion option liability related to the bifurcated embedded conversion option in the Old Convertible Notes, issued to investment funds managed and controlled by The Carlyle Group, were exchanged for the New Convertible Notes during the fourth quarter of 2022.

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

The Company’s financial assets and liabilities as of March 31, 2023 and December 31, 2022 that are measured at fair value on a recurring basis were as follows (in thousands):

March 31, 2023	Level 1	Level 2	Level 3
ASSETS
Derivative instruments	$—	$387	$—
December 31, 2022
ASSETS
Derivative instruments	$—	$526	$—

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

		Estimated Fair Value
March 31, 2023	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$43,652	$43,652	$—	$—
LIABILITIES
Long-term debt, including current portion	314,973	—	310,090	—
December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$43,045	$43,045	$—	$—
LIABILITIES
Long-term debt, including current portion	321,631	—	314,979	—

The carrying value of cash, cash equivalents and restricted cash approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analysis based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value, and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Property and equipment. During the three months ended March 31, 2023, the Company recognized no impairment charges. During the year ended December 31, 2022, the Company recognized impairment charges totaling $2.9 million. The Company recorded impairment charges of $0.9 million for one FSV classified as held for sale and sold during 2022. In addition, the Company recorded impairment charges of $0.7 million for one leased-in AHTS as it is not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment and classified such equipment as assets held for sale, which was subsequently sold in the first quarter of 2023.

10.
WARRANTS

In connection with various transactions, the Company issued 2,560,456 warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (“Warrants”). On January 17, 2023, 117,515 Warrants were exercised, resulting in 1,321,968 Warrants outstanding as of March 31, 2023, which are comprised entirely of the remaining Carlyle Warrants. In connection with the exercise of Warrants on January 17, 2023, 121 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

11.
COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company had unfunded capital commitments of $1.7 million for miscellaneous vessel equipment payable during the remainder of 2023. The Company has indefinitely deferred an additional $9.3 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$21.3 million based on a historical potential levy of R$12.87 million (USD $4.2 million and USD $2.5 million, respectively, based on the exchange rate as of March 31, 2023).

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The incident also resulted in the constructive total loss of the SEACOR Power. The Company is responsible for the salvage operations related to the vessel in coordination with the U.S. Coast Guard (“USCG”). The salvage operations are substantially complete and the Company expects salvage costs to be covered by insurance proceeds.

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of March 31, 2023, all invoices related to MNOPF and MNRPF have been settled in full.

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

12.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the three months ended March 31, 2023 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2022	1,682,193
Granted	594,368
Vested	(588,629)
Forfeited	(15,000)
Outstanding as of March 31, 2023 (1)	1,672,932

Stock Option Activity:
Outstanding as of December 31, 2022	1,026,865
Granted	—
Exercised	(834)
Forfeited	—
Outstanding as of March 31, 2023	1,026,031

(1)
Excludes 156,620 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

For the three months ended March 31, 2023, the Company acquired for treasury 220,207 shares of Common Stock from its directors and/or employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $2.3 million. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan, 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

13.
SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2022 Annual Report. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2023
Operating Revenues:
Time charter	$6,564	$18,996	$16,028	$13,827	$55,415
Bareboat charter	—	—	—	360	360
Other marine services	3,842	(834)	(142)	1,332	4,198
	10,406	18,162	15,886	15,519	59,973
Direct Costs and Expenses:
Operating:
Personnel	6,535	4,505	4,841	3,922	19,803
Repairs and maintenance	1,194	2,553	677	1,587	6,011
Drydocking	43	1,184	(1,095)	(119)	13
Insurance and loss reserves	1,041	318	1,185	245	2,789
Fuel, lubes and supplies	783	2,215	1,142	679	4,819
Other	223	1,690	1,327	598	3,838
	9,819	12,465	8,077	6,912	37,273
Direct Vessel Profit	$587	$5,697	$7,809	$8,607	22,700
Other Costs and Expenses:
Lease expense	$136	$429	$76	$79	720
Administrative and general					11,632
Depreciation and amortization	3,535	3,925	3,688	2,614	13,762
					26,114
Gains on asset dispositions and impairments, net					3,599
Operating income					$185
As of March 31, 2023
Property and Equipment:
Historical Cost	$208,241	$287,168	$286,795	$187,124	$969,328
Accumulated Depreciation	(99,165)	(96,086)	(93,132)	(35,814)	(324,197)
	$109,076	$191,082	$193,663	$151,310	$645,131
Total Assets (1)	$146,209	$216,899	$213,461	$172,575	$749,144

(1)
Total assets by region does not include corporate assets of $54.4 million as of March 31, 2023.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2022
Operating Revenues:
Time charter	$7,864	$12,280	$13,660	$8,937	$42,741
Bareboat charter	—	—	—	618	618
Other	2,052	(616)	49	747	2,232
	9,916	11,664	13,709	10,302	45,591
Direct Costs and Expenses:
Operating:
Personnel	4,923	3,536	6,031	3,945	18,435
Repairs and maintenance	1,101	1,579	1,832	2,279	6,791
Drydocking	2,867	1,144	962	—	4,973
Insurance and loss reserves	229	124	507	326	1,186
Fuel, lubes and supplies	662	1,473	1,010	584	3,729
Other	224	1,828	1,627	703	4,382
	10,006	9,684	11,969	7,837	39,496
Direct Vessel (Loss) Profit	$(90)	$1,980	$1,740	$2,465	6,095
Other Costs and Expenses:
Lease expense	$287	$402	$31	$340	1,060
Administrative and general					9,924
Depreciation and amortization	4,638	3,258	4,345	2,130	14,371
					25,355
Gains on asset dispositions and impairments, net					2,139
Operating loss					$(17,121)
As of March 31, 2022
Property and Equipment:
Historical Cost	$280,472	$241,607	$335,121	$149,673	$1,006,873
Accumulated Depreciation	(130,455)	(77,502)	(86,682)	(21,805)	(316,444)
	$150,017	$164,105	$248,439	$127,868	$690,429
Total Assets (1)	$173,269	$181,526	$254,749	$208,711	$818,255

(1)
Total assets by region does not include corporate assets of $84.4 million as of March 31, 2022.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of March 31, 2023, and 2022, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $3.6 million and $76.9 million, respectively. The significant decrease is the result of the sale of the Company’s interests in MexMar and Offshore Vessels Holding, S.A.P.I. de C.V. (“OVH”). Equity in earnings of 50% or less owned companies for the three months ended March 31, 2023 and 2022 were $0.5 million and $5.7 million, respectively.

14.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2022 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time. All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis (the “MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2022 Annual Report.

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of March 31, 2023, the Company operated a diverse fleet of 59 support vessels, of which 57 were owned or leased-in, and two were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Offshore oil and natural gas market conditions are highly volatile. Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a 13-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices have steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel at points during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but have recently decreased to the $75 per barrel range.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of March 31, 2023, two of the Company’s 57 owned and leased-in vessels were cold-stacked worldwide.

Recent Developments

SEACOR Marine Foreign Holdings Credit Facility. On March 2, 2023, the Company and SMFH entered into Amendment No. 7 (“SMFH Amendment No. 7”) to that certain Second Amended and Restated Guaranty, dated as of September 29, 2022, issued by the Company in favor of DNB Bank ASA, New York Branch, as security trustee (the “Second A&R SMFH Credit Facility Guaranty”) in connection with that certain senior secured loan facility with a syndicate of lenders administered by DNB Bank ASA, New York Branch, dated as of September 26, 2018 and as amended from time to time (the “SMFH Credit Facility”). SMFH Amendment No. 7 extends the date through which the Company is required to maintain an interest coverage ratio of 1.50:1.00 (as calculated in accordance with the Second A&R SMFH Credit Facility Guaranty) from December 31, 2022 to June 30, 2023. As of the last day of each fiscal quarter thereafter, the interest coverage ratio is required to be at least 2.00:1.00.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three months (“Current Year Quarter”) ended March 31, 2023 compared with the three months (“Prior Year Quarter”) ended March 31, 2022. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2022, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended March 31,
	2023		2022
Time Charter Statistics:
Average Rates Per Day	$14,314		$11,312
Fleet Utilization	76%		70%
Fleet Available Days	5,071		5,400
Operating Revenues:
Time charter	$55,415	92%	$42,741	94%
Bareboat charter	360	1%	618	1%
Other marine services	4,198	7%	2,232	5%
	59,973	100%	45,591	100%
Costs and Expenses:
Operating:
Personnel	19,803	33%	18,435	40%
Repairs and maintenance	6,011	10%	6,791	15%
Drydocking	13	0%	4,973	11%
Insurance and loss reserves	2,789	5%	1,186	3%
Fuel, lubes and supplies	4,819	8%	3,729	8%
Other	3,838	6%	4,382	10%
	37,273	62%	39,496	87%
Lease expense - operating	720	1%	1,060	2%
Administrative and general	11,632	19%	9,924	22%
Depreciation and amortization	13,762	23%	14,371	32%
	63,387	106%	64,851	142%
Gains on Asset Dispositions and Impairments, Net	3,599	6%	2,139	5%
Operating Income (Loss)	185	0%	(17,121)	(38)%
Other Expense, Net	(9,153)	(15)%	(5,811)	(13)%
Loss Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	(8,968)	(15)%	(22,932)	(50)%
Income Tax Expense (Benefit)	1,157	2%	(2,421)	(5)%
Loss Before Equity in Earnings of 50% or Less Owned Companies	(10,125)	(17)%	(20,511)	(45)%
Equity in Earnings of 50% or Less Owned Companies	536	1%	5,674	12%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(9,589)	(16)%	$(14,837)	(33)%

Direct Vessel Profit. Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, “DVP”) is the Company’s measure of segment profitability. DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its regions, without regard to financing decisions (depreciation and interest expense for owned vessels vs. lease expense for leased-in vessels). See “Note 13. Segment Information” to the Unaudited Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” elsewhere in the Quarterly Report on Form 10-Q.

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2023
Time Charter Statistics:
Average Rates Per Day	$18,359	$12,835	$13,562	$16,229	$14,314
Fleet Utilization	35%	87%	82%	94%	76%
Fleet Available Days	1,015	1,710	1,440	906	5,071
Operating Revenues:
Time charter	$6,564	$18,996	$16,028	$13,827	$55,415
Bareboat charter	—	—	—	360	360
Other marine services	3,842	(834)	(142)	1,332	4,198
	10,406	18,162	15,886	15,519	59,973
Direct Costs and Expenses:
Operating:
Personnel	6,535	4,505	4,841	3,922	19,803
Repairs and maintenance	1,194	2,553	677	1,587	6,011
Drydocking	43	1,184	(1,095)	(119)	13
Insurance and loss reserves	1,041	318	1,185	245	2,789
Fuel, lubes and supplies	783	2,215	1,142	679	4,819
Other	223	1,690	1,327	598	3,838
	9,819	12,465	8,077	6,912	37,273
Direct Vessel Profit	$587	$5,697	$7,809	$8,607	22,700
Other Costs and Expenses:
Lease expense	$136	$429	$76	$79	720
Administrative and general					11,632
Depreciation and amortization	3,535	3,925	3,688	2,614	13,762
					26,114
Gains on Asset Dispositions and Impairments					3,599
Operating Income					$185
As of March 31, 2023
Property and Equipment:
Historical cost	$208,241	$287,168	$286,795	$187,124	$969,328
Accumulated depreciation	(99,165)	(96,086)	(93,132)	(35,814)	(324,197)
	$109,076	$191,082	$193,663	$151,310	$645,131
Total Assets (1)	$146,209	$216,899	$213,461	$172,575	$749,144

(1)
Total assets by region does not include corporate assets of $54.4 million as of March 31, 2023.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2022
Time Charter Statistics:
Average Rates Per Day	$15,595	$10,006	$9,882	$13,450	$11,312
Fleet Utilization	38%	82%	77%	85%	70%
Fleet Available Days	1,314	1,499	1,800	787	5,400
Operating Revenues:
Time charter	$7,864	$12,280	$13,660	$8,937	$42,741
Bareboat charter	—	—	—	618	618
Other	2,052	(616)	49	747	2,232
	9,916	11,664	13,709	10,302	45,591
Direct Costs and Expenses:
Operating:
Personnel	4,923	3,536	6,031	3,945	18,435
Repairs and maintenance	1,101	1,579	1,832	2,279	6,791
Drydocking	2,867	1,144	962	—	4,973
Insurance and loss reserves	229	124	507	326	1,186
Fuel, lubes and supplies	662	1,473	1,010	584	3,729
Other	224	1,828	1,627	703	4,382
	10,006	9,684	11,969	7,837	39,496
Direct Vessel (Loss) Profit	$(90)	$1,980	$1,740	$2,465	6,095
Other Costs and Expenses:
Lease expense	$287	$402	$31	$340	1,060
Administrative and general					9,924
Depreciation and amortization	4,638	3,258	4,345	2,130	14,371
					25,355
Gains on Asset Dispositions and Impairments					2,139
Operating Loss					$(17,121)
As of March 31, 2022
Property and Equipment:
Historical cost	$280,472	$241,607	$335,121	$149,673	$1,006,873
Accumulated depreciation	(130,455)	(77,502)	(86,682)	(21,805)	(316,444)
	$150,017	$164,105	$248,439	$127,868	$690,429
Total Assets (1)	$173,269	$181,526	$254,749	$208,711	$818,255

(1)
Total assets by region does not include corporate assets of $84.4 million as of March 31, 2022.

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2023
Time Charter Statistics:
Average Rates Per Day	$9,244	$10,609	$14,827	$33,936	$—	$14,314
Fleet Utilization	81%	91%	70%	50%	—%	76%
Fleet Available Days	391	2,070	1,800	810	—	5,071
Operating Revenues:
Time charter	$2,915	$19,988	$18,800	$13,712	$—	$55,415
Bareboat charter	—	—	360	—	—	360
Other marine services	(152)	(377)	840	2,776	1,111	4,198
	2,763	19,611	20,000	16,488	1,111	59,973
Direct Costs and Expenses:
Operating:
Personnel	995	4,861	8,849	5,068	30	19,803
Repairs and maintenance	216	1,867	3,475	499	(46)	6,011
Drydocking	420	128	609	(1,141)	(3)	13
Insurance and loss reserves	68	334	419	1,907	61	2,789
Fuel, lubes and supplies	476	1,382	2,331	619	11	4,819
Other	295	1,236	2,314	(28)	21	3,838
	2,470	9,808	17,997	6,924	74	37,273
Other Costs and Expenses:
Lease expense	$331	$—	$—	$—	$389	720
Administrative and general						11,632
Depreciation and amortization	298	4,946	4,262	4,214	42	13,762
						26,114
Gains on Asset Dispositions and Impairments						3,599
Operating Income						$185
As of March 31, 2023
Property and Equipment:
Historical cost	$27,646	$352,889	$301,423	$265,309	$22,061	$969,328
Accumulated depreciation	(18,890)	(135,192)	(40,943)	(107,537)	(21,635)	(324,197)
	$8,756	$217,697	$260,480	$157,772	$426	$645,131

(1)
Anchor handling towing supply vessels (“AHTS”).
(2)
Fast support vessels (“FSVs”).
(3)
Platform support vessels (“PSVs”).

	AHTS	FSV	PSV	Specialty	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2022
Time Charter Statistics:
Average Rates Per Day	$8,908	$8,621	$12,188	$—	$22,416	$—	$11,312
Fleet Utilization	66%	80%	72%	—%	49%	—%	70%
Fleet Available Days	540	2,160	1,800	90	810	—	5,400
Operating Revenues:
Time charter	$3,188	$14,900	$15,823	$—	$8,830	$—	$42,741
Bareboat charter	—	—	618	—	—	—	618
Other marine services	(160)	(254)	44	—	1,463	1,139	2,232
	3,028	14,646	16,485	—	10,293	1,139	45,591
Direct Costs and Expenses:
Operating:
Personnel	1,136	5,070	8,193	1	4,035	—	18,435
Repairs and maintenance	293	1,800	3,701	—	1,012	(15)	6,791
Drydocking	(7)	1,277	1,302	—	2,401	—	4,973
Insurance and loss reserves	(137)	260	428	2	1,215	(582)	1,186
Fuel, lubes and supplies	144	1,544	1,434	2	605	—	3,729
Other	439	1,941	1,348	11	644	(1)	4,382
	1,868	11,892	16,406	16	9,912	(598)	39,496
Other Costs and Expenses:
Lease expense	$449	$—	$291	$—	$—	$320	1,060
Administrative and general							9,924
Depreciation and amortization	494	4,945	3,786	—	4,964	182	14,371
							25,355
Gains on Asset Dispositions and Impairments							2,139
Operating Loss							$(17,121)
As of March 31, 2022
Property and Equipment:
Historical cost	$50,189	$361,785	$282,305	$3,163	$290,529	$18,902	$1,006,873
Accumulated depreciation	(34,251)	(121,714)	(24,441)	(3,138)	(114,480)	(18,420)	(316,444)
	$15,938	$240,071	$257,864	$25	$176,049	$482	$690,429

Fleet Counts. The Company’s fleet count as of March 31, 2023 and December 31, 2022 was as follows:

	Owned	Leased-in	Managed	Total
March 31, 2023
AHTS	3	1	—	4
FSV	22	1	2	25
PSV	21	—	—	21
Liftboats	9	—	—	9
	55	2	2	59
December 31, 2022
AHTS	3	2	—	5
FSV	22	1	2	25
PSV	21	—	—	21
Liftboats	9	—	—	9
	55	3	2	60

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three months ended March 31, 2023 and 2022 the Company’s time charter statistics and direct vessel profit in the U.S. were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$—
FSV	9,539		10,836
PSV	15,100		14,789
Liftboats	27,065		18,100
Overall	18,359		15,595
Utilization:
AHTS		—%		—%
FSV		55%		36%
PSV		24%		62%
Liftboats		31%		40%
Overall		35%		38%
Available Days:
AHTS	31		180
FSV	270		270
PSV	171		270
Liftboats	543		594
Overall	1,015		1,314
Operating revenues:
Time charter	$6,564	63%	$7,864	79%
Other marine services	3,842	37%	2,052	21%
	10,406	100%	9,916	100%
Direct operating expenses:
Personnel	6,535	63%	4,923	50%
Repairs and maintenance	1,194	11%	1,101	11%
Drydocking	43	0%	2,867	29%
Insurance and loss reserves	1,041	10%	229	2%
Fuel, lubes and supplies	783	8%	662	7%
Other	223	2%	224	2%
	9,819	94%	10,006	101%
Direct Vessel Profit (Loss)	$587	6%	$(90)	(1)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.0 million lower due to the repositioning of vessels between geographic regions and $0.3 million lower due to decreased utilization of the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”). Other marine services were $1.8 million higher primarily due to business interruption insurance revenue and higher mobilization revenues. As of March 31, 2023, the Company had two of ten owned and leased-in vessels (one FSV and one liftboat) cold-stacked in this region compared with four of 15 vessels (two AHTS, one FSV and one liftboat) as of March 31, 2022.

Direct Operating Expenses. Direct operating expenses were $0.2 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.3 million lower due to the repositioning of vessels between geographic regions partially offset by $1.1 million for the Regional Core Fleet primarily due to the timing of the release of accrued aggregate insurance deductibles for prior years and increased labor costs.

Africa and Europe. For the three months ended March 31, 2023 and 2022 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$10,121		$9,925
FSV	12,553		9,862
PSV	15,176		10,483
Overall	12,835		10,006
Utilization:
AHTS		93%		100%
FSV		93%		78%
PSV		73%		78%
Overall		87%		82%
Available Days:
AHTS	270		270
FSV	900		900
PSV	540		329
Overall	1,710		1,499
Operating revenues:
Time charter	$18,996	105%	$12,280	105%
Other marine services	(834)	(5)%	(616)	(5)%
	18,162	100%	11,664	100%
Direct operating expenses:
Personnel	4,505	25%	3,536	30%
Repairs and maintenance	2,553	14%	1,579	14%
Drydocking	1,184	7%	1,144	10%
Insurance and loss reserves	318	2%	124	1%
Fuel, lubes and supplies	2,215	12%	1,473	13%
Other	1,690	9%	1,828	15%
	12,465	69%	9,684	83%
Direct Vessel Profit	$5,697	31%	$1,980	17%
Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $6.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $4.6 million higher due to the repositioning of vessels between geographic regions and $2.8 million higher for the Regional Core Fleet as a result of increased day rates and utilization partially offset by a $0.7 million decrease due to net asset dispositions. As of March 31, 2023, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $2.8 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the repositioning of vessels between geographic regions.

Middle East and Asia. For the three months ended March 31, 2023 and 2022 the Company’s time charter statistics and direct vessel (loss) profit in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,804		$5,785
FSV	8,687		7,382
PSV	8,654		8,239
Liftboats	42,499		29,000
Overall	13,562		9,882
Utilization:
AHTS		71%		98%
FSV		100%		94%
PSV		50%		60%
Liftboats		98%		84%
Overall		82%		77%
Available Days:
AHTS	90		90
FSV	720		810
PSV	450		630
Liftboats	180		180
Specialty (1)	—		90
Overall	1,440		1,800
Operating revenues:
Time charter	$16,028	101%	$13,660	100%
Other marine services	(142)	(1)%	49	0%
	15,886	100%	13,709	100%
Direct operating expenses:
Personnel	4,841	31%	6,031	44%
Repairs and maintenance	677	5%	1,832	13%
Drydocking	(1,095)	(7)%	962	7%
Insurance and loss reserves	1,185	7%	507	4%
Fuel, lubes and supplies	1,142	7%	1,010	7%
Other	1,327	8%	1,627	12%
	8,077	51%	11,969	87%
Direct Vessel Profit	$7,809	49%	$1,740	13%

(1)
In the second quarter of 2022, the Company removed from service one specialty vessel in this region. Specialty statistics reflect the removed from service status of this vessel.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $2.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $4.3 million higher for the Regional Core Fleet as a result of increased day rates and utilization and $1.9 million lower due to the repositioning of vessels between geographic regions. As of March 31, 2023, the Company had no owned or leased-in vessels cold-stacked in this region compared with one of 20 owned and leased-in vessels (one specialty) as of March 31, 2022.

Direct Operating Expenses. Direct operating expenses were $3.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.4 million lower due to the repositioning of vessels between geographic regions and $1.5 million lower for the Regional Core Fleet primarily due to the insurance reimbursement of costs expensed in prior periods.

Latin America (Brazil, Mexico, Central and South America). For the three months ended March 31, 2023 and 2022 the Company’s time charter statistics and direct vessel profit in Latin America were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2023		2022
Time Charter Statistics:
Rates Per Day Worked:
FSV	$10,136		$7,786
PSV	16,838		15,225
Liftboats	28,025		35,150
Overall	16,229		13,450
Utilization:
FSV		100%		93%
PSV		96%		87%
Liftboats		71%		8%
Overall		94%		85%
Available Days:
FSV	180		180
PSV	639		571
Liftboats	87		36
Overall	906		787
Operating revenues:
Time charter	$13,827	89%	$8,937	87%
Bareboat charter	360	2%	618	6%
Other marine services	1,332	9%	747	7%
	15,519	100%	10,302	100%
Direct operating expenses:
Personnel	3,922	25%	3,945	38%
Repairs and maintenance	1,587	10%	2,279	22%
Drydocking	(119)	(1)%	—	—%
Insurance and loss reserves	245	2%	326	3%
Fuel, lubes and supplies	679	5%	584	6%
Other	598	4%	703	7%
	6,912	45%	7,837	76%
Direct Vessel Profit	$8,607	55%	$2,465	24%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $4.6 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $3.4 million higher due to the repositioning of vessels between geographic regions and $1.2 million higher for the Regional Core Fleet as a result of increased day rates and utilization. As of March 31, 2023, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.9 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the timing of certain repair expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter was essentially flat compared with the Prior Year Quarter.

Administrative and general. Administrative and general expenses for the Current Year Quarter were $1.7 million higher compared to the Prior Year Quarter due to increases in salaries and benefits expenses in the Current Year Quarter.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter were $0.6 million lower compared to the Prior Year Quarter primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold three liftboats and other equipment, previously classified as held for sale, as well as other equipment, for net cash proceeds of $7.6 million, after transaction costs, and a gain of $2.6 million. During the Prior Year Quarter, the Company sold one liftboat, previously removed from service and office space for net cash proceeds of $5.3 million, after transaction costs, and a gain of $2.2 million, which included impairment charges of $0.9 million for the FSV classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022.

Other Income (Expense), Net

For the three months ended March 31, 2023 and 2022, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Other Income (Expense):
Interest income	$460	$29
Interest expense	(8,788)	(6,627)
Derivative losses, net	—	(34)
Foreign currency gains (losses), net	(825)	821
	$(9,153)	$(5,811)

Interest income. Interest income for the Current Year Quarter compared with the Prior Year Quarter was higher due to interest received for the loan due from MexMar.

Interest expense. Interest expense was higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to a higher interest rate on the SMFH Credit Facility, a higher interest rate due to the exchange of the Old Convertible Notes for the Guaranteed Notes and the New Convertible Notes and higher interest rates on variable rate debt.

Derivative losses, net. Net derivative losses for the Current Year Quarter compared with the Prior Year Quarter decreased due to the Company no longer having a conversion option liability.

Foreign currency gains (losses), net. Foreign currency gains for the Current Year Quarter compared to foreign currency losses for the Prior Year Quarter was primarily due to various changes in foreign currencies.

Income Tax Expense

During the three months ended March 31, 2023, the Company’s effective income tax rate of 12.89% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $5.1 million lower due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended March 31,
	2023	2022
MexMar	$—	$4,233
SEACOR Arabia	202	511
Offshore Vessel Holdings	—	615
Other	334	315
	$536	$5,674

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

As of March 31, 2023, the Company held balances of cash, cash equivalents and restricted cash totaling $43.7 million. As of March 31, 2022, the Company held balances of cash, cash equivalents and restricted cash totaling $39.9 million. The Company also expects that it will receive $5.0 million for each of the next two quarters as MexMar pays off the remaining $10.0 million under its loan which is held entirely by the Company.

As of March 31, 2023, the Company had outstanding debt of $315.0 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of March 31, 2023, are as follows (in thousands):

Actual
Remainder 2023	$52,904
2024	$66,656
2025	$23,951
2026	$162,897
2027	$11,365
Years subsequent to 2027	$37,413
$355,186

As of March 31, 2023, the Company had unfunded capital commitments of $1.7 million for miscellaneous vessel equipment payable during the remainder of 2023. The Company has indefinitely deferred an additional $9.3 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows provided by or (used in):
Operating Activities	$(552)	$1,115
Investing Activities	12,141	5,466
Financing Activities	(10,982)	(7,889)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	(1)
Net Change in Cash, Restricted Cash and Cash Equivalents	$607	$(1,309)

Operating Activities

Cash flows provided by operating activities decreased by $1.7 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to working capital timing. The components of cash flows provided by and/or used in operating activities during the Current Year Quarter and Prior Year Quarter were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
DVP:
United States, primarily Gulf of Mexico	$587	$(90)
Africa and Europe	5,697	1,980
Middle East and Asia	7,809	1,740
Latin America	8,607	2,465
Operating, leased-in equipment	(641)	(543)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(10,509)	(9,020)
Dividends received from 50% or less owned companies	—	725
	11,550	(2,743)
Changes in operating assets and liabilities before interest and income taxes	(6,314)	7,301
Cash settlements on derivative transactions, net	154	(373)
Interest paid, excluding capitalized interest (1)	(5,956)	(3,099)
Interest received	460	29
Income taxes paid, net	(446)	—
Total cash flows (used in) provided by operating activities	$(552)	$1,115

(1)
During the Current Year Quarter and the Prior Year Quarter, the Company paid no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Quarter, net cash provided by investing activities was $12.1 million, primarily as a result of the following:

•
capital expenditures were $0.5 million;
•
the Company sold other equipment for net cash proceeds of $7.6 million, after transaction costs, and a gain of $2.6 million; and
•
the Company received $5.0 million of principal payments under the MexMar Original Facility Agreement.

During the Prior Year Quarter, net cash provided by investing activities was $5.5 million, primarily as a result of the following:

•
capital expenditures were less than $0.1 million;
•
the Company sold one liftboat, previously removed from service, and office space for net cash proceeds of $5.3 million, after transaction costs, and a gain of $3.1 million;
•
the Company received $0.2 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes receivables.

Financing Activities

During the Current Year Quarter, net cash used in financing activities was $11.0 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $8.6 million;
•
the Company made payments on finance leases of $0.1 million; and
•
the Company made payments on tax withholdings for restricted stock vesting of $2.3 million.

During the Prior Year Quarter, net cash used in financing activities was $7.9 million primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and obligations of $7.3 million; and
•
the Company received $0.1 million proceeds from the exercise of stock options; and
•
the Company made payments on tax withholdings for restricted stock vesting of $0.7 million.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, cash generated from operating activities, collections of our short-term note receivable and access to the credit and capital markets will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital needs, debt service requirements and covenant compliance over the short to long term. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to or the availability of the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity and compliance with covenants in its credit facilities.

While the COVID-19 pandemic initially reduced the demand for the Company’s products and services, the COVID-19 pandemic has not had a material impact on the Company’s liquidity or on the Company’s ability to meet its financial maintenance covenants in its various credit facilities. However, if the COVID-19 pandemic does not fully abate, new vaccine resistant strains appear, or certain countries implement new shutdowns, the effects of the pandemic on the Company’s business may become more severe, for example by further reducing demand for the Company’s products and services or causing customers not to make their payments on time, and this may have a material impact on the Company.

Note Receivable

For a discussion of the Company’s short-term note receivable agreement see “Note 2. Note Receivable” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 5. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 8. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2022 Annual Report. Other than as set forth below there has not been any material changes to the agreements governing the Company’s long-term debt during the period.

On March 2, 2023, the Company and SMFH entered into SMFH Amendment No. 7 to the Second A&R SMFH Credit Facility Guaranty. SMFH Amendment No. 7 extends the date through which the Company is required to maintain an interest coverage ratio of 1.50:1.00 (as calculated in accordance with the Second A&R SMFH Credit Facility Guaranty) from December 31, 2022 to June 30, 2023. As of the last day of each fiscal quarter thereafter, the interest coverage ratio is required to be at least 2.00:1.00.

Future Cash Requirements

For a discussion of the Company’s future cash requirements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2022 Annual Report. There has been no material change in the Company’s future cash requirements since our fiscal year ended December 31, 2022, except as described in “Results of Operations - Liquidity and Capital Resources”.

Contingencies

For a discussion of the Company’s contingencies, see “Note 11. Commitments and Contingencies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2022 Annual Report. There has been no material change in the Company’s exposure to market risk during the three months ended March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company’s 2022 Annual Report, see “Note 11. Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Company’s 2022 Annual Report. There have been no material changes in the Company’s risk factors during the Current Year Quarter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
January 1, 2023 to January 31, 2023	—	$—	—	—
February 1, 2023 to February 28, 2023	—	$—	—	—
March 1, 2023 to March 31, 2023	220,207	$10.29	—	—

For the three months ended March 31, 2023, the Company acquired for treasury 220,207 shares of Common Stock from its employees for an aggregate purchase price of $2,265,930 to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan, 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1*

Amendment No. 7 to Second Amended and Restated Guaranty, dated as of March 2, 2023, by and among, inter alios, SEACOR Marine Holdings Inc., DNB Bank ASA, New York Branch, and the consenting lenders thereto (incorporated herein by reference to Exhibit 10.46 of SEACOR Marine Holdings Inc.’s Form 10-K filed with the Commission on March 6, 2023 (File No. 001-37966)).

10.2+	Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan.

10.3+	Form of Performance Restricted Stock Unit Grant Agreement under the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

* Incorporated by reference.

+ Management contract or compensatory plan or arrangement.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Marine Holdings Inc. (Registrant)

Date:	May 3, 2023	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 3, 2023	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)