Form 10-Q
period 2023-06-30
SEACOR Marine Holdings Inc.
filed 2023-08-02
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of July 28, 2023 was 27,159,485. The registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$40,750	$39,963
Restricted cash	2,796	3,082
Receivables:
Trade, net of allowance for credit loss accounts of $4,309 and $1,650 as of June 30, 2023 and December 31, 2022, respectively	60,022	54,388
Other	12,295	7,638
Note receivable	5,000	15,000
Tax receivable	445	578
Inventories	1,653	2,123
Prepaid expenses and other	3,112	3,054
Assets held for sale	—	6,750
Total current assets	126,073	132,576
Property and Equipment:
Historical cost	966,338	967,683
Accumulated depreciation	(334,678)	(310,778)
	631,660	656,905
Construction in progress	8,876	8,111
Net property and equipment	640,536	665,016
Right-of-use asset - operating leases	5,703	6,206
Right-of-use asset - finance leases	6,495	6,813
Investments, at equity, and advances to 50% or less owned companies	3,253	3,024
Other assets	2,139	1,995
Total assets	$784,199	$815,630
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$1,792	$2,358
Current portion of finance lease liabilities	611	468
Current portion of long-term debt:
Recourse	63,959	61,512
Accounts payable and accrued expenses	39,012	37,954
Due to SEACOR Holdings	264	264
Accrued wages and benefits	2,449	4,361
Accrued interest	1,511	2,305
Deferred revenue and unearned revenue	3,643	2,333
Accrued capital, repair, and maintenance expenditures	4,370	2,748
Accrued insurance deductibles and premiums	2,517	2,428
Accrued professional fees	1,124	1,114
Other current liabilities	5,413	3,580
Total current liabilities	126,665	121,425
Long-term operating lease liabilities	4,030	4,739
Long-term finance lease liabilities	6,462	6,781
Long-term Debt:
Recourse	238,474	254,653
Non-recourse	5,486	5,466
Deferred income taxes	34,038	40,779
Deferred gains and other liabilities	2,189	2,641
Total liabilities	417,344	436,484
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 27,640,483 and 26,950,799 shares issued as of June 30, 2023 and December 31, 2022, respectively	280	272
Additional paid-in capital	469,618	466,669
Accumulated deficit	(107,271)	(93,111)
Shares held in treasury of 480,998 and 248,638 as of June 30, 2023 and December 31, 2022, respectively, at cost	(4,221)	(1,852)
Accumulated other comprehensive income, net of tax	8,128	6,847
	366,534	378,825
Noncontrolling interests in subsidiaries	321	321
Total equity	366,855	379,146
Total liabilities and equity	$784,199	$815,630

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues	$66,891	$54,017	$126,864	$99,608
Costs and Expenses:
Operating	36,302	44,145	73,575	83,641
Administrative and general	13,704	10,210	25,336	20,134
Lease expense	698	1,008	1,418	2,068
Depreciation and amortization	13,575	14,208	27,337	28,579
	64,279	69,571	127,666	134,422
Gains on Asset Dispositions and Impairments, Net	265	25	3,864	2,164
Operating Income (Loss)	2,877	(15,529)	3,062	(32,650)
Other Income (Expense):
Interest income	422	190	882	219
Interest expense	(8,736)	(6,989)	(17,524)	(13,616)
Derivative gains (losses), net	—	33	—	(1)
Foreign currency (losses) gains, net	(603)	1,170	(1,428)	1,991
Other, net	—	(41)	—	(41)
	(8,917)	(5,637)	(18,070)	(11,448)
Loss Before Income Tax (Benefit) Expense and Equity in Earnings of 50% or Less Owned Companies	(6,040)	(21,166)	(15,008)	(44,098)
Income Tax (Benefit) Expense	(1,096)	(1,634)	61	(4,055)
Loss Before Equity in Earnings of 50% or Less Owned Companies	(4,944)	(19,532)	(15,069)	(40,043)
Equity in Earnings of 50% or Less Owned Companies	373	415	909	6,089
Net Loss	(4,571)	(19,117)	(14,160)	(33,954)
Net Income attributable to Noncontrolling Interests in Subsidiaries	—	3	—	3
Net Loss attributable to SEACOR Marine Holdings Inc.	$(4,571)	$(19,120)	$(14,160)	$(33,957)

Net Loss Per Share:
Basic	$(0.17)	$(0.72)	$(0.52)	$(1.28)
Diluted	(0.17)	(0.72)	(0.52)	(1.28)
Weighted Average Common Stock and Warrants Outstanding:
Basic	27,137,873	26,664,745	26,981,004	26,522,808
Diluted	27,137,873	26,664,745	26,981,004	26,522,808

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Loss	$(4,571)	$(19,117)	$(14,160)	$(33,954)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	932	(3,849)	1,600	(4,563)
Derivative gains on cash flow hedges	39	351	53	1,156
Reclassification of derivative (losses) gains on cash flow hedges to interest expense	(206)	267	(372)	637
Reclassification of derivative gains on cash flow hedges to equity in earnings of 50% or less owned companies	—	338	—	675
	765	(2,893)	1,281	(2,095)
Income Tax Expense	—	—	—	—
	765	(2,893)	1,281	(2,095)
Comprehensive Loss	(3,806)	(22,010)	(12,879)	(36,049)
Comprehensive Income Attributable to Noncontrolling Interests in Subsidiaries	—	3	—	3
Comprehensive Loss Attributable to SEACOR Marine Holdings Inc.	$(3,806)	$(22,013)	$(12,879)	$(36,052)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2023
December 31, 2022	26,702,161	$272	$466,669	248,638	$(1,852)	$(93,111)	$6,847	$321	$379,146
Restricted stock grants	525,397	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	2,943	—	—	—	—	—	2,943
Exercise of options	834	—	6	—	—	—	—	—	6
Exercise of warrants	117,394	1	—	121	(1)	—	—	—	—
Restricted stock vesting	(232,239)	—	—	232,239	(2,368)	—	—	—	(2,368)
Director share awards	60,938	1	—	—	—	—	—	—	1
Forfeiture of employee share awards	(15,000)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,160)	—	—	(14,160)
Other comprehensive income	—	—	—	—	—	—	1,281	—	1,281
June 30, 2023	27,159,485	$280	$469,618	480,998	$(4,221)	$(107,271)	$8,128	$321	$366,855

For the Three Months Ended June 30, 2023
March 31, 2023	27,105,578	$279	$467,896	468,966	$(4,119)	$(102,700)	$7,363	$321	$369,040
Restricted stock grants	5,001	—	—	—	—	—	—	—	—
Amortization of share awards	—	—	1,722	—	—	—	—	—	1,722
Restricted stock vesting	(12,032)	—	—	12,032	(102)	—	—	—	(102)
Director share awards	60,938	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(4,571)	—	—	(4,571)
Other comprehensive income	—	—	—	—	—	—	765	—	765
June 30, 2023	27,159,485	$280	$469,618	480,998	$(4,221)	$(107,271)	$8,128	$321	$366,855

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2022
December 31, 2021	25,992,237	$262	$461,931	127,887	$(1,120)	$(22,907)	$8,055	$320	$446,541
Restricted stock grants	738,896	9	—	—	—	—	—	—	9
Amortization of share awards	—	—	2,140	—	—	—	—	—	2,140
Exercise of options	34,492	—	151	—	—	—	—	—	151
Restricted stock vesting	(114,251)	—	—	114,251	(672)	—	—	—	(672)
Director share awards	60,787	1	—	—	—	—	—	—	1
Director restricted stock vesting	(6,500)	—	—	6,500	(60)	—	—	—	(60)
Net loss	—	—	—	—	—	(33,957)	—	3	(33,954)
Other comprehensive loss	—	—	—	—	—	1,446	(2,095)	—	(649)
June 30, 2022	26,705,661	$272	$464,222	248,638	$(1,852)	$(55,418)	$5,960	$323	$413,507

For the Three Months Ended June 30, 2022
March 31, 2022	26,643,873	$269	$463,138	242,138	$(1,792)	$(37,744)	$8,853	$320	$433,044
Restricted stock grants	5,001	2	—	—	—	—	—	—	2
Amortization of share awards	—	—	1,073	—	—	—	—	—	1,073
Exercise of options	2,500	—	11	—	—	—	—	—	11
Director share awards	60,787	1	—	—	—	—	—	—	1
Director restricted stock vesting	(6,500)	—	—	6,500	(60)	—	—	—	(60)
Net loss	—	—	—	—	—	(19,120)	—	3	(19,117)
Other comprehensive loss	—	—	—	—	—	1,446	(2,893)	—	(1,447)
June 30, 2022	26,705,661	$272	$464,222	248,638	$(1,852)	$(55,418)	$5,960	$323	$413,507

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(14,160)	$(33,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,337	28,579
Deferred financing costs amortization	841	655
Stock-based compensation expense	2,950	2,150
Debt discount amortization	3,185	3,427
Allowance for credit losses	2,659	530
Gain from equipment sales, retirements or impairments	(3,864)	(2,164)
Derivative losses	—	1
Interest on finance leases	142	98
Settlements on derivative transactions, net	380	(651)
Currency losses (gains)	1,428	(1,991)
Deferred income taxes	(6,741)	(6,939)
Equity earnings	(909)	(6,089)
Dividends received from equity investees	1,044	1,887
Changes in Operating Assets and Liabilities:
Accounts receivables	(12,996)	(571)
Other assets	1,062	(1,703)
Accounts payable and accrued liabilities	973	11,632
Net cash provided by (used in) operating activities	3,331	(5,103)
Cash Flows from Investing Activities:
Purchases of property and equipment	(505)	(37)
Proceeds from disposition of property and equipment	8,038	6,681
Principal payments on notes due from equity investees	—	351
Principal payments on notes due from others	10,000	—
Net cash provided by investing activities	17,533	6,995
Cash Flows from Financing Activities:
Payments on long-term debt	(18,091)	(16,500)
Payments on debt extinguishment	(26,772)	—
Proceeds from issuance of long-term debt, net of issuance costs	27,181	—
Payments on finance leases	(318)	(123)
Proceeds from exercise of stock options	6	151
Tax withholdings on restricted stock vesting and director share awards	(2,368)	(732)
Net cash used in financing activities	(20,362)	(17,204)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(4)
Net Change in Cash, Restricted Cash and Cash Equivalents	501	(15,316)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	43,045	41,220
Cash, Restricted Cash and Cash Equivalents, End of Period	$43,546	$25,904
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$14,291	$10,341
Income taxes paid (refunded), net	556	(887)
Noncash Investing and Financing Activities:
Increase in capital expenditures in accounts payable and accrued liabilities	51	—
Recognition of a new right-of-use asset - operating leases	348	163
Recognition of a new right-of-use asset - financing leases	—	7,248

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in deferred revenue and unearned revenue in the accompanying consolidated balance sheets, as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	2023	2022
Balance at beginning of period	$2,333	$1,606
Revenues deferred during the period	5,666	4,288
Revenues recognized and reclassifications during the period	(4,356)	(3,561)
Balance at end of period	$3,643	$2,333

As of June 30, 2023, the Company had $3.6 million of unearned revenue primarily related to mobilization of vessels and had no deferred revenues.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of June 30, 2023, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was no capitalized interest recognized during the six months ended June 30, 2023 and 2022.

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

For the six months ended June 30, 2023, the Company did not record an impairment on any owned or leased-in vessels. For the six months ended June 30, 2022, the Company recorded impairment charges of $0.9 million for one fast support vessel (“FSV”) classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of June 30, 2023, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2023 and 2022, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the six months ended June 30, 2023, the Company’s effective income tax rate of 0.40% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total Other Comprehensive Income
December 31, 2022	$6,332	$515	$6,847
Other comprehensive income	1,600	(319)	1,281
Balance as of June 30, 2023	$7,932	$196	$8,128

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

For the three and six months ended June 30, 2023, diluted loss per share of Common Stock excluded 2,978,274 shares of Common Stock issuable upon conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

For the three and six months ended June 30, 2022, diluted loss per share of Common Stock excluded 2,907,500 shares of Common Stock issuable upon conversion of the Old Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

In addition, for the three and six months ended June 30, 2023 and 2022 diluted loss per share of Common Stock excluded 1,642,084 and 1,648,707 shares of restricted stock, respectively, and 1,026,031 and 1,026,865 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive.

2.
NOTE RECEIVABLE

In connection with the closing of the framework agreement transactions (the “Framework Agreement Transactions”), on September 29, 2022, SEACOR Marine Capital Inc., a wholly-owned subsidiary of SEACOR Marine (“SEACOR Marine Capital”) purchased all of the outstanding loans under the MexMar Original Facility Agreement for an aggregate amount of $28.8 million, representing par value of the loan using proceeds received from the Framework Agreement Transactions. On the same date, the MexMar Original Facility Agreement was amended and restated in the MexMar Third A&R Facility Agreement pursuant to which, among other things, Mantenimiento Express Marítimo, S.A.P.I. de C.V. (“MexMar”) repaid approximately $8.8 million of the outstanding loan amount and agreed to repay the $20.0 million of the loan that remained outstanding by September 30, 2023 through four quarterly installments of $5.0 million. As of June 30, 2023, the loan balance due from MexMar was $5.0 million.

3.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2023, capital expenditures were $0.5 million and there were no equipment deliveries. During the six months ended June 30, 2023, the Company sold three liftboats, one specialty vessel, previously removed from service, and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $8.0 million, after transaction costs, and a gain of $2.9 million. During the six months ended June 30, 2022, the Company sold one FSV, one liftboat, previously removed from service, office space, and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million, which included impairment charges of $0.9 million for the FSV classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022.

4.
INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	Ownership	2023	2022
Seabulk Angola	49.0%	1,775	1,683
SEACOR Arabia	45.0%	1,413	1,265
Other	20.0% - 50.0%	65	76
		$3,253	$3,024

5.
LONG-TERM DEBT

The Company’s long-term debt obligations as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Recourse long-term debt(1):
Guaranteed Notes	$90,000	$90,000
New Convertible Notes	35,000	35,000
SEACOR Marine Foreign Holdings Credit Facility	61,103	67,910
Sea-Cat Crewzer III Term Loan Facility	15,465	16,703
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt	13,705	16,205
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing	73,092	77,537
SEACOR Alpine Credit Facility(2)	28,000	—
SEACOR Alpine Shipyard Financing(2)	—	27,790
SEACOR 88/888 Term Loan	5,500	5,500
Tarahumara Shipyard Financing	4,514	5,597
SEACOR Offshore OSV	15,052	16,052
Total recourse long-term debt	341,431	358,294
Non-recourse long-term debt(3):
SEACOR 88/888 Term Loan	5,500	5,500
Total non-recourse long-term debt	5,500	5,500
Total principal due for long-term debt	346,931	363,794
Current portion due within one year	(63,959)	(61,512)
Unamortized debt discount	(34,326)	(37,511)
Deferred financing costs	(4,686)	(4,652)
Long-term debt, less current portion	$243,960	$260,119

(1)
Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine or one of its operating subsidiaries as provided in the relevant debt agreements.
(2)
On June 27, 2023, proceeds from the SEACOR Alpine Credit Facility were used to satisfy in full the SEACOR Alpine Shipyard Financing. See details below.
(3)
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

As of June 30, 2023, the Company was in compliance with all debt covenants and lender requirements.

SEACOR Alpine Credit Facility. On June 16, 2023, SEACOR Marine, as a guarantor, and SEACOR Alps LLC (“SEACOR Alps”), SEACOR Andes LLC (“SEACOR Andes”), SEACOR Atlas LLC (“SEACOR Atlas” and, together with SEACOR Alps and SEACOR Atlas, the “SEACOR Alpine Borrowers”), as borrowers, and SEACOR Marine Alpine LLC (“SM Alpine”), as a guarantor, each a wholly-owned subsidiary of SEACOR Marine, entered into a $28.0 million senior secured term loan facility with Mountain Supply LLC, an affiliate of Hudson Structured Capital Management, as lender, facility agent and security trustee (the “SEACOR Alpine Credit Facility” and such agreement being the “SEACOR Alpine Credit Agreement”). The proceeds of the SEACOR Alpine Credit Facility were made available to the SEACOR Alpine Borrowers in three tranches and were used to satisfy in full amounts outstanding under certain shipyard financing provided by COSCO Shipping Heavy Industry (Zhoushan) Co. in connection with the newbuild delivery of three Marshall Islands flagged platform supply vessels to the SEACOR Alpine Borrowers during 2019 and 2020. The funds available under the SEACOR Alpine Credit Facility were fully drawn on June 27, 2023.

The SEACOR Alpine Credit Facility matures in June 2028 (the “SEACOR Alpine Maturity Date”). The principal amount of each of the three tranches of the SEACOR Alpine Credit Facility is to be repaid in monthly installments of (i) $100,000 for the first eight (8) installments, (ii) $140,000 for the following twenty-four (24) installments, and (iii) $100,000 for each installment thereafter until the SEACOR Alpine Maturity Date. The SEACOR Alpine Credit Facility bears interest at a fixed rate of 10.25% per annum. The loan may be prepaid at any time in amounts of $500,000 or greater, subject to the payment of prepayment interest in respect of the loan or tranche (or portions thereof) being prepaid as follows: (A) if such prepayment is made prior to the first anniversary of the drawdown date, an amount equal to the greater of (x) the amount of unpaid interest which would have accrued until the first anniversary of the drawdown date and (y) 1.5% of the principal amount of the loan which was prepaid, (B) if such prepayment is made on or after the first anniversary of the drawdown date but prior to the third anniversary of the drawdown date, 1.0% of the principal amount of the loan which was prepaid, and (C) if such prepayment is made on or after the third anniversary of the drawdown date, no prepayment interest shall be payable.

The SEACOR Alpine Credit Facility contains customary covenants for financings of this type including financial maintenance and restrictive covenants, including the maintenance of certain ratios such as the aggregate collateral vessel value to the sum of the outstanding principal amounts of the loans. The SEACOR Alpine Credit Facility restricts the payment of dividends and distributions and the ability of the SEACOR Alpine Borrowers to make certain investments. In addition, the SEACOR Alpine Credit Facility includes customary events of default.

In connection with the SEACOR Alpine Credit Facility, SEACOR Marine issued a guaranty with respect to the obligations of the SEACOR Alpine Borrowers under the SEACOR Alpine Credit Agreement and related documents. This guaranty includes, among other customary covenants, various financial covenants, including minimum liquidity, and debt-to-capitalization and interest coverage ratios.

Letters of Credit. As of June 30, 2023, the Company had outstanding letters of credit of $1.1 million securing lease obligations, labor and performance guaranties.

6.
LEASES

As of June 30, 2023, the Company leased-in one anchor handling towing supply vessel (“AHTS”), one FSV, and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of June 30, 2023, the remaining lease terms of the vessels had a duration ranging from 15 to 45 months. The lease terms of certain facilities and other equipment had a duration ranging from five to 282 months.

As of June 30, 2023, future minimum payments for leases for the remainder of 2023 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$982	$408
2024	1,805	946
2025	687	959
2026	459	953
2027	400	4,659
Years subsequent to 2027	3,213	—
	7,546	7,925
Interest component	(1,724)	(852)
	5,822	7,073
Current portion of long-term lease liabilities	1,792	611
Long-term lease liabilities	$4,030	$6,462

For the three and six months ended June 30, 2023 and 2022 the components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$564	$789	$1,110	$1,697
Finance lease cost:
Amortization of finance lease assets (1)	160	163	320	222
Interest on finance lease liabilities (2)	71	76	143	101
Short-term lease costs	134	219	308	371
	$929	$1,247	$1,881	$2,391

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the six months ended June 30, 2023 supplemental cash flow information related to leases was as follows (in thousands):

2023
Operating cash outflows from operating leases	$1,311
Financing cash outflows from finance leases	318
Right-of-use assets obtained for operating lease liabilities	348
Right-of-use assets obtained for finance lease liabilities	—

For the six months ended June 30, 2023 other information related to leases was as follows:

2023
Weighted average remaining lease term, in years - operating leases	9.9
Weighted average remaining lease term, in years - finance leases	3.7
Weighted average discount rate - operating leases	6.8%
Weighted average discount rate - finance leases	4.0%

7.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the six months ended June 30, 2023:

Statutory rate	(21.00)%
Foreign taxes, including withholding taxes	19.17%
Other	2.23%
Effective income tax rate	0.40%

8.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$199	$—	$526	$—

Economic Hedges. The Company enters and settles forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. As of June 30, 2023, the Company had no open forward currency exchange contracts.

Cash Flow Hedges. The Company has interest rate swap agreements designated as cash flow hedges. By entering into these interest rate swap agreements, the Company has converted the variable LIBOR component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.3 million for the six months ended June 30, 2023 and gains of $1.8 million for the six months ended June 30, 2022, respectively, as a component of other comprehensive income (loss). As of June 30, 2023, the interest rate swaps held by the Company were as follows:

•
SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.32% per annum on the amortized notional value of $5.4 million and receive a variable interest rate based on LIBOR on the amortized notional value; and
•
SMFH has an interest rate swap agreement maturing in 2023 that calls for SMFH to pay a fixed rate of interest of 3.195% per annum on the amortized notional value of $29.1 million and receive a variable interest rate based on LIBOR on the amortized notional value.

Other Derivative Instruments. The Company had no derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2023 and recognized gains (losses) on derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2022 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Conversion option liability on Old Convertible Notes	$—	$33	$—	$(1)

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

The Company’s financial assets and liabilities as of June 30, 2023 and December 31, 2022 that are measured at fair value on a recurring basis were as follows (in thousands):

June 30, 2023	Level 1	Level 2	Level 3
ASSETS
Derivative instruments	$—	$199	$—
December 31, 2022
ASSETS
Derivative instruments	$—	$526	$—

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

		Estimated Fair Value
June 30, 2023	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$43,546	$43,546	$—	$—
LIABILITIES
Long-term debt, including current portion	307,919	—	301,927	—
December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$43,045	$43,045	$—	$—
LIABILITIES
Long-term debt, including current portion	321,631	—	314,979	—

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

Property and equipment. During the six months ended June 30, 2023, the Company recognized no impairment charges. During the year ended December 31, 2022, the Company recognized impairment charges totaling $2.9 million. The Company recorded impairment charges of $0.9 million for one FSV classified as held for sale and sold during 2022. In addition, the Company recorded impairment charges of $0.7 million for one leased-in AHTS as it is not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment and classified such equipment as assets held for sale, which was subsequently sold in the first quarter of 2023.

10.
WARRANTS

In connection with various transactions, the Company issued 2,560,456 warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (“Warrants”). As of June 30, 2023, 1,321,968 Warrants remain outstanding, which are comprised entirely of the remaining Carlyle Warrants.

11.
COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company had unfunded capital commitments of $1.7 million for miscellaneous vessel equipment payable during the remainder of 2023. The Company has indefinitely deferred an additional $9.3 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$22.2 million based on a historical potential levy of R$12.87 million (USD $4.6 million and USD $2.7 million, respectively, based on the exchange rate as of June 30, 2023).

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

The capsizing of the SEACOR Power garnered significant attention from the media as well as local, state and federal stakeholders. The National Transportation Safety Board (“NTSB”) and the USCG have each conducted an investigation to determine the cause of the incident. The Company has and will continue to fully cooperate with the investigations in all respects. On November 3, 2022, the NTSB publicly released its final report, as adopted on October 18, 2022, which determined that the probable cause of the capsizing of the SEACOR Power was a loss of stability that occurred when the vessel was struck by severe thunderstorm winds, which exceeded the vessel’s operation wind speed limits. The NTSB further determined that contributing to the loss of life on the vessel was the speed at which the vessel capsized and the angle at which it came to rest, which made egress difficult, and the high winds and seas in the aftermath of the capsizing, which hampered rescue efforts. The USCG also released a report, dated May 18, 2023, with respect to its investigation, which is consistent with the determinations of the NTSB.

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of June 30, 2023, all invoices related to MNOPF and MNRPF have been settled in full.

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

12.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the six months ended June 30, 2023 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2022	1,682,193
Granted	660,307
Vested	(685,416)
Forfeited	(15,000)
Outstanding as of June 30, 2023 (1)	1,642,084

Stock Option Activity:
Outstanding as of December 31, 2022	1,026,865
Granted	—
Exercised	(834)
Forfeited	—
Outstanding as of June 30, 2023	1,026,031

(1)
Excludes 156,620 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

For the six months ended June 30, 2023, the Company acquired for treasury 232,239 shares of Common Stock from its directors and/or employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $2.4 million. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan, 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

13.
SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2022 Annual Report. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2023
Operating Revenues:
Time charter	$6,121	$24,414	$16,563	$13,706	$60,804
Bareboat charter	—	—	—	364	364
Other marine services	2,993	(1,037)	3,357	410	5,723
	9,114	23,377	19,920	14,480	66,891
Direct Costs and Expenses:
Operating:
Personnel	5,957	4,833	5,266	3,888	19,944
Repairs and maintenance	1,573	2,050	1,219	951	5,793
Drydocking	1,506	144	(684)	1,290	2,256
Insurance and loss reserves	1,082	420	720	168	2,390
Fuel, lubes and supplies	924	1,419	425	870	3,638
Other	335	1,346	234	366	2,281
	11,377	10,212	7,180	7,533	36,302
Direct Vessel (Loss) Profit	$(2,263)	$13,165	$12,740	$6,947	30,589
Other Costs and Expenses:
Lease expense	$143	$408	$67	$80	698
Administrative and general					13,704
Depreciation and amortization	3,861	3,853	3,708	2,153	13,575
					27,977
Gains on asset dispositions and impairments, net					265
Operating income					$2,877

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2023
Operating Revenues:
Time charter	$12,685	$43,410	$32,591	$27,533	$116,219
Bareboat charter	—	—	—	724	724
Other marine services	6,835	(1,871)	3,215	1,742	9,921
	19,520	41,539	35,806	29,999	126,864
Direct Costs and Expenses:
Operating:
Personnel	12,492	9,338	10,107	7,810	39,747
Repairs and maintenance	2,767	4,603	1,896	2,538	11,804
Drydocking	1,549	1,328	(1,779)	1,171	2,269
Insurance and loss reserves	2,123	738	1,905	413	5,179
Fuel, lubes and supplies	1,707	3,634	1,567	1,549	8,457
Other	558	3,036	1,561	964	6,119
	21,196	22,677	15,257	14,445	73,575
Direct Vessel (Loss) Profit	$(1,676)	$18,862	$20,549	$15,554	53,289
Other Costs and Expenses:
Lease expense	$279	$837	$143	$159	1,418
Administrative and general					25,336
Depreciation and amortization	7,396	7,778	7,396	4,767	27,337
					54,091
Gains on asset dispositions and impairments, net					3,864
Operating income					$3,062
As of June 30, 2023
Property and Equipment:
Historical Cost	$230,432	$287,289	$285,722	$162,895	$966,338
Accumulated Depreciation	(107,901)	(99,994)	(94,761)	(32,022)	(334,678)
	$122,531	$187,295	$190,961	$130,873	$631,660
Total Assets (1)	$162,973	$213,128	$212,695	$148,576	$737,372

(1)
Total assets by region does not include corporate assets of $46.8 million as of June 30, 2023.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2022
Operating Revenues:
Time charter	$9,759	$14,930	$13,906	$10,909	$49,504
Bareboat charter	—	—	—	48	48
Other marine services	2,399	1,072	460	534	4,465
	12,158	16,002	14,366	11,491	54,017
Direct Costs and Expenses:
Operating:
Personnel	5,773	3,526	5,691	3,356	18,346
Repairs and maintenance	1,280	2,638	2,545	1,917	8,380
Drydocking	4,090	134	2,250	—	6,474
Insurance and loss reserves	1,198	329	748	270	2,545
Fuel, lubes and supplies	794	1,490	1,318	748	4,350
Other	281	1,871	1,213	685	4,050
	13,416	9,988	13,765	6,976	44,145
Direct Vessel (Loss) Profit	$(1,258)	$6,014	$601	$4,515	9,872
Other Costs and Expenses:
Lease expense	$295	$456	$38	$219	1,008
Administrative and general					10,210
Depreciation and amortization	4,562	3,306	4,229	2,111	14,208
					25,426
Gains on asset dispositions and impairments, net					25
Operating loss					$(15,529)

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2022
Operating Revenues:
Time charter	$17,623	$27,210	$27,566	$19,846	$92,245
Bareboat charter	—	—	—	666	666
Other	4,451	456	509	1,281	6,697
	22,074	27,666	28,075	21,793	99,608
Direct Costs and Expenses:
Operating:
Personnel	10,696	7,062	11,722	7,301	36,781
Repairs and maintenance	2,381	4,217	4,377	4,196	15,171
Drydocking	6,957	1,278	3,212	—	11,447
Insurance and loss reserves	1,427	453	1,255	596	3,731
Fuel, lubes and supplies	1,456	2,963	2,328	1,332	8,079
Other	505	3,699	2,840	1,388	8,432
	23,422	19,672	25,734	14,813	83,641
Direct Vessel (Loss) Profit	$(1,348)	$7,994	$2,341	$6,980	15,967
Other Costs and Expenses:
Lease expense	$582	$858	$69	$559	2,068
Administrative and general					20,134
Depreciation and amortization	9,200	6,564	8,574	4,241	28,579
					50,781
Gains on asset dispositions and impairments, net					2,164
Operating loss					$(32,650)
As of June 30, 2022
Property and Equipment:
Historical Cost	$269,717	$247,967	$322,091	$160,372	$1,000,147
Accumulated Depreciation	(130,737)	(76,742)	(89,634)	(27,978)	(325,091)
	$138,980	$171,225	$232,457	$132,394	$675,056
Total Assets (1)	$170,831	$194,632	$244,606	$215,755	$825,824

(1)
Total assets by region does not include corporate assets of $51.3 million as of June 30, 2022.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of June 30, 2023, and 2022, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $3.3 million and $75.9 million, respectively. The significant decrease is the result of the sale of the Company’s interests in MexMar and Offshore Vessels Holding, S.A.P.I. de C.V. (“OVH”). Equity in earnings of 50% or less owned companies for the six months ended June 30, 2023 and 2022 were $0.9 million and $6.1 million, respectively.
14.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2022 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time. All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission.

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

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of June 30, 2023, the Company operated a diverse fleet of 59 support vessels, of which 57 were owned or leased-in, and two were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Offshore oil and natural gas market conditions are highly volatile. Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a 13-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices have steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel at points during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but have recently decreased to the $71 per barrel range.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of June 30, 2023, one of the Company’s 59 owned and leased-in vessels was cold-stacked.

Recent Developments

SEACOR Alpine Credit Facility. On June 16, 2023, SEACOR Marine, as a guarantor, the SEACOR Alpine Borrowers, as borrowers, and SM Alpine, as a guarantor, each a wholly-owned subsidiary of SEACOR Marine, entered into a $28.0 million senior secured term loan facility with Mountain Supply LLC, an affiliate of Hudson Structured Capital Management, as lender, facility agent and security trustee (the “SEACOR Alpine Credit Facility” and such agreement being the “SEACOR Alpine Credit Agreement”). The proceeds of the SEACOR Alpine Credit Facility were made available to the SEACOR Alpine Borrowers in three tranches and were used to satisfy in full amounts outstanding under certain shipyard financing provided by COSCO Shipping Heavy Industry (Zhoushan) Co. in connection with the newbuild delivery of three Marshall Islands flagged platform supply vessels to the SEACOR Alpine Borrowers during 2019 and 2020. The funds available under the SEACOR Alpine Credit Facility were fully drawn on June 27, 2023.

The SEACOR Alpine Credit Facility matures in June 2028 (the “SEACOR Alpine Maturity Date”). The principal amount of each of the three tranches of the SEACOR Alpine Credit Facility is to be repaid in monthly installments of (i) $100,000 for the first eight (8) installments, (ii) $140,000 for the following twenty-four (24) installments, and (iii) $100,000 for each installment thereafter until the SEACOR Alpine Maturity Date. The SEACOR Alpine Credit Facility bears interest at a fixed rate of 10.25% per annum. The loan may be prepaid at any time in amounts of $500,000 or greater, subject to the payment of prepayment interest in respect of the loan or tranche (or portions thereof) being prepaid as follows: (A) if such prepayment is made prior to the first anniversary of the drawdown date, an amount equal to the greater of (x) the amount of unpaid interest which would have accrued until the first anniversary of the drawdown date and (y) 1.5% of the principal amount of the loan which was prepaid, (B) if such prepayment is made on or after the first anniversary of the drawdown date but prior to the third anniversary of the drawdown date, 1.0% of the principal amount of the loan which was prepaid, and (C) if such prepayment is made on or after the third anniversary of the drawdown date, no prepayment interest shall be payable.

The SEACOR Alpine Credit Facility contains customary covenants for financings of this type including financial maintenance and restrictive covenants, including the maintenance of certain ratios such as the aggregate collateral vessel value to the sum of the outstanding principal amounts of the loans. The SEACOR Alpine Credit Facility restricts the payment of dividends and distributions and the ability of the SEACOR Alpine Borrowers to make certain investments. In addition, the SEACOR Alpine Credit Facility includes customary events of default.

In connection with the SEACOR Alpine Credit Facility, SEACOR Marine issued a guaranty with respect to the obligations of the SEACOR Alpine Borrowers under the SEACOR Alpine Credit Agreement and related documents. This guaranty includes, among other customary covenants, various financial covenants, including minimum liquidity, and debt-to-capitalization and interest coverage ratios.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three and six months (“Current Year Quarter” and “Current Year Six Months”) ended June 30, 2023 compared with the three and six months (“Prior Year Quarter” and “Prior Year Six Months”) ended June 30, 2022. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2022, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Time Charter Statistics:
Average Rates Per Day	$15,250		$12,149		$14,789		$11,746
Fleet Utilization	78%		77%		77%		73%
Fleet Available Days	5,096		5,311		10,167		10,711
Operating Revenues:
Time charter	$60,804	91%	$49,504	92%	$116,219	91%	$92,245	92%
Bareboat charter	364	1%	48	0%	724	1%	666	1%
Other marine services	5,723	8%	4,465	8%	9,921	8%	6,697	7%
	66,891	100%	54,017	100%	126,864	100%	99,608	100%
Costs and Expenses:
Operating:
Personnel	19,944	30%	18,346	34%	39,747	31%	36,781	37%
Repairs and maintenance	5,793	9%	8,380	16%	11,804	9%	15,171	15%
Drydocking	2,256	3%	6,474	12%	2,269	2%	11,447	11%
Insurance and loss reserves	2,390	4%	2,545	5%	5,179	4%	3,731	4%
Fuel, lubes and supplies	3,638	5%	4,350	8%	8,457	7%	8,079	8%
Other	2,281	3%	4,050	7%	6,119	5%	8,432	8%
	36,302	54%	44,145	82%	73,575	58%	83,641	84%
Lease expense - operating	698	1%	1,008	2%	1,418	1%	2,068	2%
Administrative and general	13,704	20%	10,210	19%	25,336	20%	20,134	20%
Depreciation and amortization	13,575	20%	14,208	26%	27,337	22%	28,579	29%
	64,279	96%	69,571	129%	127,666	101%	134,422	135%
Gains on Asset Dispositions and Impairments, Net	265	0%	25	0%	3,864	3%	2,164	2%
Operating Income (Loss)	2,877	4%	(15,529)	(29)%	3,062	2%	(32,650)	(33)%
Other Expense, Net	(8,917)	(13)%	(5,637)	(10)%	(18,070)	(14)%	(11,448)	(11)%
Loss Before Income Tax (Benefit) Expense and Equity in Earnings of 50% or Less Owned Companies	(6,040)	(9)%	(21,166)	(39)%	(15,008)	(12)%	(44,098)	(44)%
Income Tax (Benefit) Expense	(1,096)	(2)%	(1,634)	(3)%	61	0%	(4,055)	(4)%
Loss Before Equity in Earnings of 50% or Less Owned Companies	(4,944)	(7)%	(19,532)	(36)%	(15,069)	(12)%	(40,043)	(40)%
Equity in Earnings of 50% or Less Owned Companies	373	1%	415	1%	909	1%	6,089	6%
Net Loss	(4,571)	(7)%	(19,117)	(35)%	(14,160)	(11)%	(33,954)	(34)%
Net Income attributable to Noncontrolling Interests in Subsidiaries	—	—%	3	0%	—	—%	3	0%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(4,571)	(7)%	$(19,120)	(35)%	$(14,160)	(11)%	$(33,957)	(34)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2023
Time Charter Statistics:
Average Rates Per Day	$16,115	$14,982	$13,245	$18,846	15,250
Fleet Utilization	35%	94%	86%	88%	78%
Fleet Available Days	1,080	1,729	1,456	831	5,096
Operating Revenues:
Time charter	$6,121	$24,414	$16,563	$13,706	$60,804
Bareboat charter	—	—	—	364	364
Other marine services	2,993	(1,037)	3,357	410	5,723
	9,114	23,377	19,920	14,480	66,891
Direct Costs and Expenses:
Operating:
Personnel	5,957	4,833	5,266	3,888	19,944
Repairs and maintenance	1,573	2,050	1,219	951	5,793
Drydocking	1,506	144	(684)	1,290	2,256
Insurance and loss reserves	1,082	420	720	168	2,390
Fuel, lubes and supplies	924	1,419	425	870	3,638
Other	335	1,346	234	366	2,281
	11,377	10,212	7,180	7,533	36,302
Direct Vessel (Loss) Profit	$(2,263)	$13,165	$12,740	$6,947	30,589
Other Costs and Expenses:
Lease expense	$143	$408	$67	$80	698
Administrative and general					13,704
Depreciation and amortization	3,861	3,853	3,708	2,153	13,575
					27,977
Gains on asset dispositions and impairments, net					265
Operating income					$2,877

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2023
Time Charter Statistics:
Average Rates Per Day	$17,203	$13,960	$13,399	$17,434	$14,789
Fleet Utilization	35%	90%	84%	91%	77%
Fleet Available Days	2,095	3,439	2,896	1,737	10,167
Operating Revenues:
Time charter	$12,685	$43,410	$32,591	$27,533	$116,219
Bareboat charter	—	—	—	724	724
Other marine services	6,835	(1,871)	3,215	1,742	9,921
	19,520	41,539	35,806	29,999	126,864
Direct Costs and Expenses:
Operating:
Personnel	12,492	9,338	10,107	7,810	39,747
Repairs and maintenance	2,767	4,603	1,896	2,538	11,804
Drydocking	1,549	1,328	(1,779)	1,171	2,269
Insurance and loss reserves	2,123	738	1,905	413	5,179
Fuel, lubes and supplies	1,707	3,634	1,567	1,549	8,457
Other	558	3,036	1,561	964	6,119
	21,196	22,677	15,257	14,445	73,575
Direct Vessel (Loss) Profit	$(1,676)	$18,862	$20,549	$15,554	53,289
Other Costs and Expenses:
Lease expense	$279	$837	$143	$159	1,418
Administrative and general					25,336
Depreciation and amortization	7,396	7,778	7,396	4,767	27,337
					54,091
Gains on asset dispositions and impairments, net					3,864
Operating income					$3,062
As of June 30, 2023
Property and Equipment:
Historical cost	$230,432	$287,289	$285,722	$162,895	$966,338
Accumulated depreciation	(107,901)	(99,994)	(94,761)	(32,022)	(334,678)
	$122,531	$187,295	$190,961	$130,873	$631,660
Total Assets (1)	$162,973	$213,128	$212,695	$148,576	$737,372

(1)
Total assets by region does not include corporate assets of $46.8 million as of June 30, 2023.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia (1)	Latin America	Total
For the Three Months Ended June 30, 2022
Time Charter Statistics:
Average Rates Per Day	$17,792	$11,279	$9,673	$14,263	$12,149
Fleet Utilization	43%	85%	87%	94%	77%
Fleet Available Days	1,277	1,567	1,651	816	5,311
Operating Revenues:
Time charter	$9,759	$14,930	$13,906	$10,909	$49,504
Bareboat charter	—	—	—	48	48
Other	2,399	1,072	460	534	4,465
	12,158	16,002	14,366	11,491	54,017
Direct Costs and Expenses:
Operating:
Personnel	5,773	3,526	5,691	3,356	18,346
Repairs and maintenance	1,280	2,638	2,545	1,917	8,380
Drydocking	4,090	134	2,250	—	6,474
Insurance and loss reserves	1,198	329	748	270	2,545
Fuel, lubes and supplies	794	1,490	1,318	748	4,350
Other	281	1,871	1,213	685	4,050
	13,416	9,988	13,765	6,976	44,145
Direct Vessel (Loss) Profit	$(1,258)	$6,014	$601	$4,515	9,872
Other Costs and Expenses:
Lease expense	$295	$456	$38	$219	1,008
Administrative and general					10,210
Depreciation and amortization	4,562	3,306	4,229	2,111	14,208
					25,426
Gains on asset dispositions and impairments, net					25
Operating loss					$(15,529)

(1)
In the second quarter of 2022, the Company removed from service one specialty vessel in this region. Regional statistics reflect the removed from service status of this vessel.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia (2)	Latin America	Total
For the Six Months Ended June 30, 2022
Time Charter Statistics:
Average Rates Per Day	$16,740	$10,666	$9,775	$13,885	$11,746
Fleet Utilization	41%	83%	82%	89%	73%
Fleet Available Days	2,591	3,066	3,451	1,603	10,711
Operating Revenues:
Time charter	$17,623	$27,210	$27,566	$19,846	$92,245
Bareboat charter	—	—	—	666	666
Other	4,451	456	509	1,281	6,697
	22,074	27,666	28,075	21,793	99,608
Direct Costs and Expenses:
Operating:
Personnel	10,696	7,062	11,722	7,301	36,781
Repairs and maintenance	2,381	4,217	4,377	4,196	15,171
Drydocking	6,957	1,278	3,212	—	11,447
Insurance and loss reserves	1,427	453	1,255	596	3,731
Fuel, lubes and supplies	1,456	2,963	2,328	1,332	8,079
Other	505	3,699	2,840	1,388	8,432
	23,422	19,672	25,734	14,813	83,641
Direct Vessel (Loss) Profit	$(1,348)	$7,994	$2,341	$6,980	15,967
Other Costs and Expenses:
Lease expense	$582	$858	$69	$559	2,068
Administrative and general					20,134
Depreciation and amortization	9,200	6,564	8,574	4,241	28,579
					50,781
Gains on asset dispositions and impairments, net					2,164
Operating loss					$(32,650)
As of June 30, 2022
Property and Equipment:
Historical cost	$269,717	$247,967	$322,091	$160,372	$1,000,147
Accumulated depreciation	(130,737)	(76,742)	(89,634)	(27,978)	(325,091)
	$138,980	$171,225	$232,457	$132,394	$675,056
Total Assets (1)	$170,831	$194,632	$244,606	$215,755	$825,824

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

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended June 30, 2023
Time Charter Statistics:
Average Rates Per Day	$8,916	$11,314	$17,545	$35,623	$—	$15,250
Fleet Utilization	85%	92%	80%	37%	—%	78%
Fleet Available Days	364	2,093	1,820	819	—	5,096
Operating Revenues:
Time charter	$2,762	$21,747	$25,458	$10,837	$—	$60,804
Bareboat charter	—	—	364	—	—	364
Other marine services	(134)	(518)	19	5,355	1,001	5,723
	2,628	21,229	25,841	16,192	1,001	66,891
Direct Costs and Expenses:
Operating:
Personnel	1,069	5,083	8,738	5,065	(11)	19,944
Repairs and maintenance	186	1,134	2,998	1,472	3	5,793
Drydocking	131	1,342	12	849	(78)	2,256
Insurance and loss reserves	78	337	421	1,418	136	2,390
Fuel, lubes and supplies	192	1,108	2,124	219	(5)	3,638
Other	195	947	840	301	(2)	2,281
	1,851	9,951	15,133	9,324	43	36,302
Other Costs and Expenses:
Lease expense	$332	$—	$—	$—	$366	698
Administrative and general						13,704
Depreciation and amortization	298	4,952	4,072	4,215	38	13,575
						27,977
Gains on asset dispositions and impairments, net						265
Operating income						$2,877

(1)
Anchor handling towing supply vessels (“AHTS”).
(2)
Fast support vessels (“FSVs”).
(3)
Platform support vessels (“PSVs”).

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Six Months Ended June 30, 2023
Time Charter Statistics:
Average Rates Per Day	$9,081	$10,965	$16,278	$34,661	$—	$14,789
Fleet Utilization	83%	91%	75%	44%	—%	77%
Fleet Available Days	755	4,163	3,620	1,629	—	10,167
Operating Revenues:
Time charter	$5,677	$41,735	$44,258	$24,549	$—	$116,219
Bareboat charter	—	—	724	—	—	724
Other marine services	(286)	(895)	859	8,131	2,112	9,921
	5,391	40,840	45,841	32,680	2,112	126,864
Direct Costs and Expenses:
Operating:
Personnel	2,064	9,944	17,587	10,133	19	39,747
Repairs and maintenance	402	3,001	6,473	1,971	(43)	11,804
Drydocking	551	1,470	621	(292)	(81)	2,269
Insurance and loss reserves	146	671	840	3,325	197	5,179
Fuel, lubes and supplies	668	2,490	4,455	838	6	8,457
Other	490	2,183	3,154	273	19	6,119
	4,321	19,759	33,130	16,248	117	73,575
Other Costs and Expenses:
Lease expense	$663	$—	$—	$—	$755	1,418
Administrative and general						25,336
Depreciation and amortization	596	9,898	8,334	8,429	80	27,337
						54,091
Gains on asset dispositions and impairments, net						3,864
Operating income						$3,062
As of June 30, 2023
Property and Equipment:
Historical cost	$27,647	$352,889	$301,523	$265,098	$19,181	$966,338
Accumulated depreciation	(19,188)	(139,993)	(45,015)	(111,888)	(18,594)	(334,678)
	$8,459	$212,896	$256,508	$153,210	$587	$631,660

	AHTS	FSV	PSV	Liftboats	Other activity (1)	Total
For the Three Months Ended June 30, 2022
Time Charter Statistics:
Average Rates Per Day	$8,887	$9,201	$13,422	$24,712	$—	$12,149
Fleet Utilization	66%	85%	86%	44%	—%	77%
Fleet Available Days	546	2,126	1,820	819	—	5,311
Operating Revenues:
Time charter	$3,191	$16,525	$20,983	$8,805	$—	$49,504
Bareboat charter	—	—	48	—	—	48
Other marine services	(143)	(174)	575	3,283	924	4,465
	3,048	16,351	21,606	12,088	924	54,017
Direct Costs and Expenses:
Operating:
Personnel	1,050	4,880	7,889	4,515	12	18,346
Repairs and maintenance	566	2,458	3,184	2,132	40	8,380
Drydocking	(30)	(201)	(32)	6,737	—	6,474
Insurance and loss reserves	146	372	551	1,548	(72)	2,545
Fuel, lubes and supplies	215	1,187	1,701	1,230	17	4,350
Other	435	1,311	1,631	655	18	4,050
	2,382	10,007	14,924	16,817	15	44,145
Other Costs and Expenses:
Lease expense	$450	$—	$154	$—	$404	1,008
Administrative and general						10,210
Depreciation and amortization	495	5,010	3,785	4,870	48	14,208
						25,426
Gains on asset dispositions and impairments, net						25
Operating income						$(15,529)

(1)
In the second quarter of 2022, the Company removed from service one specialty vessel in this region. Other activity statistics reflect the removed from service status of this vessel.

	AHTS	FSV	PSV	Liftboats	Other activity (1)	Total
For the Six Months Ended June 30, 2022
Time Charter Statistics:
Average Rates Per Day	$8,898	$8,917	$12,862	$23,507	$—	$11,746
Fleet Utilization	66%	82%	79%	46%	—%	73%
Fleet Available Days	1,086	4,286	3,620	1,629	90	10,711
Operating Revenues:
Time charter	$6,379	$31,425	$36,806	$17,635	$—	$92,245
Bareboat charter	—	—	666	—	—	666
Other marine services	(303)	(428)	619	4,746	2,063	6,697
	6,076	30,997	38,091	22,381	2,063	99,608
Direct Costs and Expenses:
Operating:
Personnel	2,186	9,950	16,082	8,550	13	36,781
Repairs and maintenance	859	4,258	6,885	3,144	25	15,171
Drydocking	(37)	1,076	1,270	9,138	—	11,447
Insurance and loss reserves	9	632	979	2,763	(652)	3,731
Fuel, lubes and supplies	359	2,731	3,135	1,835	19	8,079
Other	874	3,252	2,979	1,299	28	8,432
	4,250	21,899	31,330	26,729	(567)	83,641
Other Costs and Expenses:
Lease expense	$899	$—	$445	$—	$724	2,068
Administrative and general						20,134
Depreciation and amortization	989	9,955	7,571	9,834	230	28,579
						50,781
Gains on asset dispositions and impairments, net						2,164
Operating income						$(32,650)
As of June 30, 2022
Property and Equipment:
Historical cost	$50,189	$355,116	$282,304	$290,529	$22,009	$1,000,147
Accumulated depreciation	(34,746)	(121,226)	(28,227)	(119,351)	(21,541)	(325,091)
	$15,443	$233,890	$254,077	$171,178	$468	$675,056

(1)
In the second quarter of 2022, the Company removed from service one specialty vessel in this region. Other activity statistics reflect the removed from service status of this vessel.

Fleet Counts. The Company’s fleet count as of June 30, 2023 and December 31, 2022 was as follows:

	Owned	Leased-in	Managed	Total
June 30, 2023
AHTS	3	1	—	4
FSV	22	1	2	25
PSV	21	—	—	21
Liftboats	9	—	—	9
	55	2	2	59
December 31, 2022
AHTS	3	2	—	5
FSV	22	1	2	25
PSV	21	—	—	21
Liftboats	9	—	—	9
	55	3	2	60

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and six months ended June 30, 2023 and 2022 the Company’s time charter statistics and direct vessel loss in the U.S. were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$—		$—		$—
FSV	9,450		11,035		9,490		10,950
PSV	13,883		16,536		14,261		15,728
Liftboats	29,334		22,875		27,951		20,401
Overall	16,115		17,792		17,203		16,740
Utilization:
AHTS		—%		—%		—%		—%
FSV		67%		48%		61%		42%
PSV		46%		71%		36%		66%
Liftboats		18%		41%		24%		41%
Overall		35%		43%		35%		41%
Available Days:
AHTS	—		182		31		362
FSV	273		273		543		543
PSV	199		273		369		543
Liftboats	608		549		1,152		1,143
Overall	1,080		1,277		2,095		2,591
Operating revenues:
Time charter	$6,121	67%	$9,759	80%	$12,685	65%	$17,623	80%
Other marine services	2,993	33%	2,399	20%	6,835	35%	4,451	20%
	9,114	100%	12,158	100%	19,520	100%	22,074	100%
Direct operating expenses:
Personnel	5,957	65%	5,773	47%	12,492	64%	10,696	48%
Repairs and maintenance	1,573	17%	1,280	11%	2,767	14%	2,381	11%
Drydocking	1,506	17%	4,090	34%	1,549	8%	6,957	32%
Insurance and loss reserves	1,082	12%	1,198	10%	2,123	11%	1,427	6%
Fuel, lubes and supplies	924	10%	794	7%	1,707	9%	1,456	7%
Other	335	4%	281	1%	558	3%	505	2%
	11,377	125%	13,416	110%	21,196	109%	23,422	106%
Direct Vessel Loss	$(2,263)	(25)%	$(1,258)	(10)%	$(1,676)	(9)%	$(1,348)	(6)%
Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $3.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.3 million lower due to the repositioning of vessels between geographic regions and $2.3 million lower due to decreased utilization of the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”). Other marine services were $0.6 million higher primarily due to business interruption insurance revenue and higher mobilization revenues. As of June 30, 2023, the Company had one of 13 owned and leased-in vessels (one liftboat) cold-stacked in this region compared with three of 14 vessels (one AHTS, one FSV and one liftboat) as of June 30, 2022.

Direct Operating Expenses. Direct operating expenses were $2.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.7 million lower for the Regional Core Fleet primarily due to the timing of drydocking and other repair expenditures and $0.3 million lower due to net asset dispositions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $4.9 million lower in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $2.6 million lower due to the repositioning of vessels between geographic regions and $2.3 million lower due to decreased utilization for the Regional Core Fleet. Other marine services were $2.4 million higher primarily due to business interruption insurance revenue and higher mobilization revenues.

Direct Operating Expenses. Direct operating expenses were $2.2 million lower in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $1.8 million lower due to the repositioning of vessels between geographic regions, $0.2 million due to net asset dispositions and $0.2 million for the Regional Core Fleet.

Africa and Europe. For the three and six months ended June 30, 2023 and 2022 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$10,267		$10,018		$10,189		$9,971
FSV	13,123		10,719		12,849		10,301
PSV	20,318		13,621		18,078		12,224
Overall	14,982		11,279		13,960		10,666
Utilization:
AHTS		80%		98%		87%		99%
FSV		99%		86%		96%		82%
PSV		93%		72%		83%		75%
Overall		94%		85%		90%		83%
Available Days:
AHTS	273		273		543		543
FSV	910		852		1,810		1,752
PSV	546		442		1,086		771
Overall	1,729		1,567		3,439		3,066
Operating revenues:
Time charter	$24,414	104%	$14,930	93%	$43,410	105%	$27,210	98%
Other marine services	(1,037)	(4)%	1,072	7%	(1,871)	(5%)	456	2%
	23,377	100%	16,002	100%	41,539	100%	27,666	100%
Direct operating expenses:
Personnel	4,833	21%	3,526	22%	9,338	23%	7,062	26%
Repairs and maintenance	2,050	9%	2,638	16%	4,603	11%	4,217	15%
Drydocking	144	1%	134	1%	1,328	3%	1,278	5%
Insurance and loss reserves	420	2%	329	2%	738	2%	453	2%
Fuel, lubes and supplies	1,419	6%	1,490	9%	3,634	9%	2,963	11%
Other	1,346	5%	1,871	12%	3,036	7%	3,699	12%
	10,212	44%	9,988	62%	22,677	55%	19,672	71%
Direct Vessel Profit	$13,165	56%	$6,014	38%	$18,862	45%	$7,994	29%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $9.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $5.2 million higher due to the repositioning of vessels between geographic regions and $4.4 million higher for the Regional Core Fleet as a result of increased day rates and utilization partially offset by a $0.1 million decrease due to net asset dispositions. Other marine services were $2.1 million lower primarily due to the recognition of previously deferred revenue in the prior period and higher commission charges. As of June 30, 2023, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.2 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.4 million higher due to the repositioning of vessels between geographic regions, $1.1 million lower for the Regional Core Fleet due to the timing of repair expenditures and $0.1 million lower due to net asset dispositions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $16.2 million higher in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $10.8 million higher due to the repositioning of vessels between geographic regions and $6.2 million higher for the Regional Core Fleet as a result of increased day rates and utilization partially offset by a $0.8 million decrease due to net asset dispositions. Other marine services were $2.3 million lower primarily due to the recognition of previously deferred revenue in the prior period and higher commission charges.

Direct Operating Expenses. Direct operating expenses were $3.0 million higher in the Current Year Six Months compared with the Prior Year Six Months primarily due to the repositioning of vessels between geographic regions.

Middle East and Asia. For the three and six months ended June 30, 2023 and 2022 the Company’s time charter statistics and direct vessel profit in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,666		$5,557		$5,723		$5,669
FSV	8,990		7,685		8,840		7,532
PSV	8,523		9,870		8,584		9,173
Liftboats	42,499		29,000		42,499		29,000
Overall	13,245		9,673		13,399		9,775
Utilization:
AHTS		100%		100%		86%		99%
FSV		100%		91%		100%		93%
PSV		57%		91%		53%		75%
Liftboats		94%		50%		96%		67%
Overall		86%		87%		84%		82%
Available Days:
AHTS	91		91		181		181
FSV	728		819		1,448		1,629
PSV	455		559		905		1,189
Liftboats	182		182		362		362
Specialty (1)	—		—		—		90
Overall	1,456		1,651		2,896		3,451
Operating revenues:
Time charter	$16,563	83%	$13,906	97%	$32,591	91%	$27,566	98%
Other marine services	3,357	17%	460	3%	3,215	9%	509	2%
	19,920	100%	14,366	100%	35,806	100%	28,075	100%
Direct operating expenses:
Personnel	5,266	26%	5,691	40%	10,107	28%	11,722	42%
Repairs and maintenance	1,219	6%	2,545	18%	1,896	6%	4,377	16%
Drydocking	(684)	(3)%	2,250	16%	(1,779)	(5)%	3,212	11%
Insurance and loss reserves	720	4%	748	5%	1,905	6%	1,255	5%
Fuel, lubes and supplies	425	2%	1,318	9%	1,567	4%	2,328	8%
Other	234	1%	1,213	8%	1,561	4%	2,840	10%
	7,180	36%	13,765	96%	15,257	43%	25,734	92%
Direct Vessel Profit	$12,740	64%	$601	4%	$20,549	57%	$2,341	8%

(1)
In the second quarter of 2022, the Company removed from service one specialty vessel in this region. Specialty statistics reflect the removed from service status of this vessel.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $2.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $5.2 million higher for the Regional Core Fleet as a result of increased day rates and utilization and $2.5 million lower due to the repositioning of vessels between geographic regions. Other marine services were $2.9 million higher primarily due to business interruption insurance revenue. As of June 30, 2023, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $6.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.9 million lower due to the repositioning of vessels between geographic regions and $4.7 million lower for the Regional Core Fleet primarily due to the insurance reimbursement of operating costs expensed in prior periods.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $5.0 million higher in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $9.4 million higher for the Regional Core Fleet as a result of increased day rates and utilization and $4.4 million lower due to the repositioning of vessels between geographic regions. Other marine services were $2.7 million higher primarily due to business interruption insurance revenue.

Direct Operating Expenses. Direct operating expenses were $10.5 million lower in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $4.4 million lower due to the repositioning of vessels between geographic regions and $6.1 million lower for the Regional Core Fleet primarily due to the insurance reimbursement of operating costs expensed in prior periods.

Latin America (Brazil, Mexico, Central and South America). For the three and six months ended June 30, 2023 and 2022 the Company’s time charter statistics and direct vessel profit in Latin America were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
FSV	$14,950		$7,961		$11,960		$7,877
PSV	19,690		15,531		18,241		15,385
Liftboats	15,967		25,175		24,450		25,835
Overall	18,846		14,263		17,434		13,885
Utilization:
FSV		60%		100%		80%		96%
PSV		96%		99%		96%		93%
Liftboats		90%		48%		75%		37%
Overall		88%		94%		91%		89%
Available Days:
FSV	182		182		362		362
PSV	620		546		1,260		1,117
Liftboats	29		88		115		124
Overall	831		816		1,737		1,603
Operating revenues:
Time charter	$13,706	95%	$10,909	95%	$27,533	92%	$19,846	91%
Bareboat charter	364	3%	48	0%	724	2%	666	3%
Other marine services	410	3%	534	5%	1,742	6%	1,281	6%
	14,480	100%	11,491	100%	29,999	100%	21,793	100%
Direct operating expenses:
Personnel	3,888	27%	3,356	29%	7,810	26%	7,301	34%
Repairs and maintenance	951	7%	1,917	17%	2,538	9%	4,196	19%
Drydocking	1,290	9%	—	—%	1,171	4%	—	—%
Insurance and loss reserves	168	1%	270	2%	413	1%	596	3%
Fuel, lubes and supplies	870	6%	748	7%	1,549	5%	1,332	6%
Other	366	2%	685	6%	964	3%	1,388	6%
	7,533	52%	6,976	61%	14,445	48%	14,813	68%
Direct Vessel Profit	$6,947	48%	$4,515	39%	$15,554	52%	$6,980	32%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $3.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.9 million higher due to the repositioning of vessels between geographic regions and $1.2 million higher for the Regional Core Fleet as a result of increased day rates and utilization. As of June 30, 2023, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.6 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the repositioning of vessels between geographic regions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $7.7 million higher in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $3.9 million higher due to the repositioning of vessels between geographic regions and $3.8 million higher for the Regional Core Fleet as a result of increased day rates and utilization.

Direct Operating Expenses. Direct operating expenses were $0.4 million lower in the Current Year Six Months compared with the Prior Year Six Months primarily due to the repositioning of vessels between geographic regions and the timing of certain repair expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter and Current Year Six Months was $0.3 million lower and $0.7 million lower compared with the Prior Year Quarter and Prior Year Six Months primarily due to the impairment of one leased-in vessel in 2022.

Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Year Six Months were $3.5 million higher and $5.2 million higher compared to the Prior Year Quarter and Prior Year Six Months due to increases in our allowance for credit losses and increases in salaries and benefits expenses in the Current Year Quarter and Current Year Six Months.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Year Six Months were $0.6 million lower and $1.2 million lower compared to the Prior Year Quarter and Prior Year Six Months primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one specialty vessel, previously removed from service, and other equipment for net cash proceeds of $0.4 million, after transaction costs, and a gain of $0.3 million. During the Prior Year Quarter, the Company sold one FSV and other equipment for net cash proceeds of $1.4 million, after transaction costs. The Company classified the FSV as held for sale and recorded impairment charges of $0.9 million during the first quarter of 2022.

During the Current Year Six Months, the Company sold three liftboats, one specialty vessel, previously removed from service, and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $8.0 million, after transaction costs, and a gain of $2.9 million. During the Prior Year Six Months, the Company sold one FSV, one liftboat, previously removed from service, office space, and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million, which included impairment charges of $0.9 million for the FSV classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022.

Other Income (Expense), Net

For the three and six months ended June 30, 2023 and 2022, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other Income (Expense):
Interest income	$422	$190	$882	$219
Interest expense	(8,736)	(6,989)	(17,524)	(13,616)
Derivative gains (losses), net	—	33	—	(1)
Foreign currency (losses) gains, net	(603)	1,170	(1,428)	1,991
Other, net	—	(41)	—	(41)
	$(8,917)	$(5,637)	$(18,070)	$(11,448)

Interest income. Interest income for the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months was higher due to interest received for the loan due from MexMar.

Interest expense. Interest expense was higher in the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months primarily due to a higher interest rate on the SMFH Credit Facility, a higher interest rate due to the exchange of the Old Convertible Notes for the Guaranteed Notes and the New Convertible Notes and higher interest rates on variable rate debt.

Derivative losses, net. Net derivative losses for the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months decreased due to the Company no longer having a conversion option liability.

Foreign currency gains (losses), net. Foreign currency losses for the Current Year Quarter and Current Year Six Months compared to foreign currency gains for the Prior Year Quarter and Prior Year Six Months was primarily due to various changes in foreign currencies.

Income Tax Expense

During the six months ended June 30, 2023, the Company’s effective income tax rate of 0.40% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were essentially flat and earnings for the Current Year Six Months compared with the Prior Year Six Months were $5.2 million lower due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
MexMar	$—	$(411)	$—	$3,822
SEACOR Arabia	613	(160)	815	351
Offshore Vessel Holdings	—	1,027	—	1,642
Other	(240)	(41)	94	274
	$373	$415	$909	$6,089

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

As of June 30, 2023, the Company held balances of cash, cash equivalents and restricted cash totaling $43.5 million. As of June 30, 2022, the Company held balances of cash, cash equivalents and restricted cash totaling $25.9 million. The Company expects that it will receive $5.0 million next quarter as MexMar pays off the remaining $5.0 million under its loan which is held entirely by the Company.

As of June 30, 2023, the Company had outstanding debt of $307.9 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of June 30, 2023, are as follows (in thousands):

Actual
Remainder 2023	$35,547
2024	54,359
2025	28,991
2026	166,736
2027	14,965
Years subsequent to 2027	46,333
$346,931

As of June 30, 2023, the Company had unfunded capital commitments of $1.7 million for miscellaneous vessel equipment payable during the remainder of 2023. The Company has indefinitely deferred an additional $9.3 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flows provided by or (used in):
Operating Activities	$3,331	$(5,103)
Investing Activities	17,533	6,995
Financing Activities	(20,362)	(17,204)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(1)	(4)
Net Change in Cash, Restricted Cash and Cash Equivalents	$501	$(15,316)

Operating Activities

Cash flows provided by operating activities increased by $8.4 million in the Current Year Six Months compared with the Prior Year Six Months primarily due to increases in day rates and utilization offset by changes in working capital. The components of cash flows provided by and/or used in operating activities during the Current Year Six Months and Prior Year Six Months were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
DVP:
United States, primarily Gulf of Mexico	$(1,676)	$(1,348)
Africa and Europe	18,862	7,994
Middle East and Asia	20,549	2,341
Latin America	15,554	6,980
Operating, leased-in equipment	(1,311)	(1,098)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(19,727)	(17,454)
Other, net (excluding non-cash losses)	—	(41)
Dividends received from 50% or less owned companies	1,044	1,887
	33,295	(739)
Changes in operating assets and liabilities before interest and income taxes	(16,378)	5,522
Cash settlements on derivative transactions, net	380	(651)
Interest paid, excluding capitalized interest (1)	(14,292)	(10,341)
Interest received	882	219
Income taxes (paid) refunded, net	(556)	887
Total cash flows (used in) provided by operating activities	$3,331	$(5,103)

(1)
During the Current Year Six Months and the Prior Year Six Months, the Company paid no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Six Months, net cash provided by investing activities was $17.5 million, primarily as a result of the following:

•
capital expenditures were $0.5 million;
•
the Company sold other equipment for net cash proceeds of $8.0 million, after transaction costs, and a gain of $2.9 million; and
•
the Company received $10.0 million of principal payments under the MexMar Third A&R Facility Agreement.

During the Prior Year Six Months, net cash provided by investing activities was $7.0 million, primarily as a result of the following:

•
capital expenditures were less than $0.1 million;
•
the Company sold one FSV, one liftboat, previously removed from service, office space, and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million; and
•
the Company received $0.4 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes receivables.

Financing Activities

During the Current Year Six Months, net cash used in financing activities was $20.4 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $18.1 million;
•
the Company made payments on debt extinguishment of $26.8 million;
•
the Company received proceeds from the issuance of long-term debt of $27.2 million;
•
the Company made payments on finance leases of $0.3 million; and
•
the Company made payments on tax withholdings for restricted stock vesting and director share awards of $2.4 million.

During the Prior Year Six Months, net cash used in financing activities was $17.2 million primarily as a result of the following:

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

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 5. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 8. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2022 Annual Report. Other than as set forth below, there has not been any material changes to the agreements governing the Company’s long-term debt during the period.

SEACOR Alpine Credit Facility. On June 16, 2023, SEACOR Marine, as a guarantor, the SEACOR Alpine Borrowers, as borrowers, and SM Alpine, as a guarantor, each a wholly-owned subsidiary of SEACOR Marine, entered into a $28.0 million senior secured term loan facility with Mountain Supply LLC, an affiliate of Hudson Structured Capital Management, as lender, facility agent and security trustee (the “SEACOR Alpine Credit Facility” and such agreement being the “SEACOR Alpine Credit Agreement”). The proceeds of the SEACOR Alpine Credit Facility were made available to the SEACOR Alpine Borrowers in three tranches and were used to satisfy in full amounts outstanding under certain shipyard financing provided by COSCO Shipping Heavy Industry (Zhoushan) Co. in connection with the newbuild delivery of three Marshall Islands flagged platform supply vessels to the SEACOR Alpine Borrowers during 2019 and 2020. The parties funds available under the SEACOR Alpine Credit Facility were fully drawn on June 27, 2023.

The SEACOR Alpine Credit Facility matures in June 2028 (the “SEACOR Alpine Maturity Date”). The principal amount of each of the three tranches of the SEACOR Alpine Credit Facility is to be repaid in monthly installments of (i) $100,000 for the first eight (8) installments, (ii) $140,000 for the following twenty-four (24) installments, and (iii) $100,000 for each installment thereafter until the SEACOR Alpine Maturity Date. The SEACOR Alpine Credit Facility bears interest at a fixed rate of 10.25% per annum. The loan may be prepaid at any time in amounts of $500,000 or greater, subject to the payment of prepayment interest in respect of the loan or tranche (or portions thereof) being prepaid as follows: (A) if such prepayment is made prior to the first anniversary of the drawdown date, an amount equal to the greater of (x) the amount of unpaid interest which would have accrued until the first anniversary of the drawdown date and (y) 1.5% of the principal amount of the loan which was prepaid, (B) if such prepayment is made on or after the first anniversary of the drawdown date but prior to the third anniversary of the drawdown date, 1.0% of the principal amount of the loan which was prepaid, and (C) if such prepayment is made on or after the third anniversary of the drawdown date, no prepayment interest shall be payable.

The SEACOR Alpine Credit Facility contains customary covenants for financings of this type including financial maintenance and restrictive covenants, including the maintenance of certain ratios such as the aggregate collateral vessel value to the sum of the outstanding principal amounts of the loans. The SEACOR Alpine Credit

Facility restricts the payment of dividends and distributions and the ability of the SEACOR Alpine Borrowers to make certain investments. In addition, the SEACOR Alpine Credit Facility includes customary events of default.

In connection with the SEACOR Alpine Credit Facility, SEACOR Marine issued a guaranty with respect to the obligations of the SEACOR Alpine Borrowers under the Credit Agreement and related documents. This guaranty includes, among other customary covenants, various financial covenants, including minimum liquidity, and debt-to-capitalization and interest coverage ratios.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2022 Annual Report. There has been no material change in the Company’s exposure to market risk during the six months ended June 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
April 1, 2023 to April 30, 2023	8,766	$8.07	—	—
May 1, 2023 to May 31, 2023	—	$—	—	—
June 1, 2023 to June 30, 2023	3,266	$9.74	—	—

For the three months ended June 30, 2023, the Company acquired for treasury 12,032 shares of Common Stock from its directors and employees for an aggregate purchase price of $102,552 to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan, 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1*

Credit Agreement, dated as of June 16, 2023, by and among SEACOR Alps LLC, SEACOR Andes LLC, SEACOR Atlas LLC, SEACOR Marine Holdings Inc., SEACOR Marine Alpine LLC, and Mountain Supply LLC (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on June 20, 2023 (File No. 001-37966)).

10.2*

Guaranty, dated as of June 16, 2023, by SEACOR Marine Holdings Inc. in favor of Mountain Supply LLC (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on June 20, 2023 (File No. 001-37966)).

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

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

SEACOR Marine Holdings Inc.

Date:	August 2, 2023	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 2, 2023	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)