Form 10-Q
period 2023-09-30
SEACOR Marine Holdings Inc.
filed 2023-11-01
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of October 27, 2023 was 27,159,485. The registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$55,840	$39,963
Restricted cash	2,796	3,082
Receivables:
Trade, net of allowance for credit loss accounts of $4,436 and $1,650 as of September 30, 2023 and December 31, 2022, respectively	63,246	54,388
Other	8,924	7,638
Note receivable	—	15,000
Tax receivable	445	578
Inventories	1,738	2,123
Prepaid expenses and other	2,957	3,054
Assets held for sale	6,093	6,750
Total current assets	142,039	132,576
Property and Equipment:
Historical cost	936,520	967,683
Accumulated depreciation	(318,549)	(310,778)
	617,971	656,905
Construction in progress	9,413	8,111
Net property and equipment	627,384	665,016
Right-of-use asset - operating leases	4,907	6,206
Right-of-use asset - finance leases	45	6,813
Investments, at equity, and advances to 50% or less owned companies	3,857	3,024
Other assets	2,095	1,995
Total assets	$780,327	$815,630
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$1,856	$2,358
Current portion of finance lease liabilities	35	468
Current portion of long-term debt:
Recourse	28,005	61,512
Accounts payable and accrued expenses	32,466	37,954
Due to SEACOR Holdings	264	264
Accrued wages and benefits	4,395	4,361
Accrued interest	3,947	2,305
Deferred revenue and unearned revenue	1,465	2,333
Accrued capital, repair, and maintenance expenditures	3,207	2,748
Accrued insurance deductibles and premiums	2,406	2,428
Accrued professional fees	988	1,114
Other current liabilities	4,932	3,580
Total current liabilities	83,966	121,425
Long-term operating lease liabilities	3,571	4,739
Long-term finance lease liabilities	15	6,781
Long-term Debt:
Recourse	291,843	254,653
Non-recourse	—	5,466
Deferred income taxes	33,078	40,779
Deferred gains and other liabilities	2,217	2,641
Total liabilities	414,690	436,484
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 27,640,483 and 26,950,799 shares issued as of September 30, 2023 and December 31, 2022, respectively	280	272
Additional paid-in capital	471,158	466,669
Accumulated deficit	(108,154)	(93,111)
Shares held in treasury of 480,998 and 248,638 as of September 30, 2023 and December 31, 2022, respectively, at cost	(4,221)	(1,852)
Accumulated other comprehensive income, net of tax	6,253	6,847
	365,316	378,825
Noncontrolling interests in subsidiaries	321	321
Total equity	365,637	379,146
Total liabilities and equity	$780,327	$815,630

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues	$75,574	$59,791	$202,438	$159,399
Costs and Expenses:
Operating	38,816	44,006	112,391	127,647
Administrative and general	12,300	9,978	37,636	30,112
Lease expense	651	1,168	2,069	3,236
Depreciation and amortization	13,462	13,754	40,799	42,333
	65,229	68,906	192,895	203,328
(Losses) Gains on Asset Dispositions and Impairments, Net	(512)	(1,783)	3,352	381
Operating Income (Loss)	9,833	(10,898)	12,895	(43,548)
Other Income (Expense):
Interest income	340	(123)	1,222	96
Interest expense	(9,536)	(7,634)	(27,060)	(21,250)
Loss on debt extinguishment	(2,004)	—	(2,004)	—
Derivative gains, net	—	1	—	—
Foreign currency gains (losses), net	571	2,314	(857)	4,305
Other, net	—	659	—	618
	(10,629)	(4,783)	(28,699)	(16,231)
Loss Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	(796)	(15,681)	(15,804)	(59,779)
Income Tax Expense	2,360	8,418	2,421	4,363
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(3,156)	(24,099)	(18,225)	(64,142)
Equity in Earnings (Losses) of 50% or Less Owned Companies	2,273	(254)	3,182	5,835
Net Loss	(883)	(24,353)	(15,043)	(58,307)
Net (Loss) Income attributable to Noncontrolling Interests in Subsidiaries	—	(2)	—	1
Net Loss attributable to SEACOR Marine Holdings Inc.	$(883)	$(24,351)	$(15,043)	$(58,308)

Net Loss Per Share:
Basic	$(0.03)	$(0.91)	$(0.56)	$(2.19)
Diluted	(0.03)	(0.91)	(0.56)	(2.19)
Weighted Average Common Stock and Warrants Outstanding:
Basic	27,181,754	26,727,864	27,048,656	26,591,911
Diluted	27,181,754	26,727,864	27,048,656	26,591,911

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Loss	$(883)	$(24,353)	$(15,043)	$(58,307)
Other Comprehensive Loss:
Foreign currency translation losses	(1,679)	(2,154)	(79)	(6,717)
Derivative gains on cash flow hedges	3	365	56	1,521
Reclassification of derivative (losses) gains on cash flow hedges to interest expense	(199)	112	(571)	749
Reclassification of derivative gains on cash flow hedges to equity in earnings of 50% or less owned companies	—	266	—	941
	(1,875)	(1,411)	(594)	(3,506)
Income Tax Expense	—	—	—	—
	(1,875)	(1,411)	(594)	(3,506)
Comprehensive Loss	(2,758)	(25,764)	(15,637)	(61,813)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests in Subsidiaries	—	(2)	—	1
Comprehensive Loss Attributable to SEACOR Marine Holdings Inc.	$(2,758)	$(25,762)	$(15,637)	$(61,814)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2023
December 31, 2022	26,702,161	$272	$466,669	248,638	$(1,852)	$(93,111)	$6,847	$321	$379,146
Restricted stock grants	525,397	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	4,483	—	—	—	—	—	4,483
Exercise of options	834	—	6	—	—	—	—	—	6
Exercise of warrants	117,394	1	—	121	(1)	—	—	—	—
Restricted stock vesting	(232,239)	—	—	232,239	(2,368)	—	—	—	(2,368)
Director share awards	60,938	1	—	—	—	—	—	—	1
Forfeiture of employee share awards	(15,000)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(15,043)	—	—	(15,043)
Other comprehensive loss	—	—	—	—	—	—	(594)	—	(594)
September 30, 2023	27,159,485	$280	$471,158	480,998	$(4,221)	$(108,154)	$6,253	$321	$365,637

For the Three Months Ended September 30, 2023
June 30, 2023	27,159,485	$280	$469,618	480,998	$(4,221)	$(107,271)	$8,128	$321	$366,855
Amortization of share awards	—	—	1,540	—	—	—	—	—	1,540
Net loss	—	—	—	—	—	(883)	—	—	(883)
Other comprehensive loss	—	—	—	—	—	—	(1,875)	—	(1,875)
September 30, 2023	27,159,485	$280	$471,158	480,998	$(4,221)	$(108,154)	$6,253	$321	$365,637

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2022
December 31, 2021	25,992,237	$262	$461,931	127,887	$(1,120)	$(22,907)	$8,055	$320	$446,541
Restricted stock grants	738,896	9	—	—	—	—	—	—	9
Amortization of share awards	—	—	3,367	—	—	—	—	—	3,367
Exercise of options	34,492	—	151	—	—	—	—	—	151
Restricted stock vesting	(114,251)	—	—	114,251	(672)	—	—	—	(672)
Director share awards	60,787	1	—	—	—	—	—	—	1
Director restricted stock vesting	(6,500)	—	—	6,500	(60)	—	—	—	(60)
Forfeiture of employee share awards	(3,500)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(58,308)	—	1	(58,307)
Other comprehensive loss	—	—	—	—	—	1,446	(3,506)	—	(2,060)
September 30, 2022	26,702,161	$272	$465,449	248,638	$(1,852)	$(79,769)	$4,549	$321	$388,970

For the Three Months Ended September 30, 2022
June 30, 2022	26,705,661	$272	$464,222	248,638	$(1,852)	$(55,418)	$5,960	$323	$413,507
Amortization of share awards	—	—	1,227	—	—	—	—	—	1,227
Forfeiture of employee share awards	(3,500)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(24,351)	—	(2)	(24,353)
Other comprehensive loss	—	—	—	—	—	—	(1,411)	—	(1,411)
September 30, 2022	26,702,161	$272	$465,449	248,638	$(1,852)	$(79,769)	$4,549	$321	$388,970

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(15,043)	$(58,307)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,799	42,333
Deferred financing costs amortization	1,300	1,005
Stock-based compensation expense	4,490	3,377
Debt discount amortization	4,899	5,244
Allowance for credit losses	3,253	477
Gain from equipment sales, retirements or impairments	(3,352)	(381)
Loss on debt extinguishment	177	—
Interest on finance leases	201	171
Settlements on derivative transactions, net	577	(782)
Currency losses (gains)	857	(4,305)
Deferred income taxes	(7,701)	(860)
Equity earnings	(3,182)	(5,835)
Dividends received from equity investees	2,075	2,983
Changes in Operating Assets and Liabilities:
Accounts receivables	(13,743)	(2,955)
Other assets	1,555	(737)
Accounts payable and accrued liabilities	(6,732)	6,732
Net cash provided by (used in) operating activities	10,430	(11,840)
Cash Flows from Investing Activities:
Purchases of property and equipment	(6,960)	(277)
Proceeds from disposition of property and equipment	8,038	6,681
Principal payments on notes due from equity investees	—	528
Proceeds from sale of investment in equity investees	—	66,000
Notes due from others	—	(28,831)
Principal payments on notes due from others	15,000	8,831
Net cash provided by investing activities	16,078	52,932
Cash Flows from Financing Activities:
Payments on long-term debt	(22,992)	(30,682)
Payments on debt extinguishment	(131,604)	—
Payments on debt extinguishment cost	(1,827)	—
Proceeds from issuance of long-term debt, net of issuance costs	148,388	—
Payments on finance leases	(522)	(237)
Proceeds from exercise of stock options	6	151
Tax withholdings on restricted stock vesting and director share awards	(2,368)	(732)
Net cash used in financing activities	(10,919)	(31,500)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2	(2)
Net Change in Cash, Restricted Cash and Cash Equivalents	15,591	9,590
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	43,045	41,220
Cash, Restricted Cash and Cash Equivalents, End of Period	$58,636	$50,810
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$21,045	$14,286
Income taxes paid (refunded), net	1,730	(886)
Noncash Investing and Financing Activities:
Increase in capital expenditures in accounts payable and accrued liabilities	826	—
Exchange of property and equipment	—	(8,918)
Recognition of a new right-of-use asset - operating leases	348	163
Recognition of a new right-of-use asset - financing leases	—	7,248

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in deferred revenue and unearned revenue in the accompanying consolidated balance sheets, as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	2023	2022
Balance at beginning of period	$2,333	$1,606
Revenues deferred during the period	6,075	4,288
Revenues recognized during the period	(6,943)	(3,561)
Balance at end of period	$1,465	$2,333

As of September 30, 2023, the Company had $1.5 million of unearned revenue primarily related to mobilization of vessels.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of September 30, 2023, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was no capitalized interest recognized during the nine months ended September 30, 2023 and 2022.

Assets Held for Sale. As of September 30, 2023, a liftboat previously included in the United States, primarily Gulf of Mexico segment, with a carrying value of $5.6 million and a AHTS previously included in the

Africa and Europe segment, with a carrying value of $0.5 million, were classified as assets held for sale as the Company expects to sell the vessels within one year.

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

For the nine months ended September 30, 2023, the Company recorded impairment charges of $0.3 million for one leased-in anchor handling towing supply vessel (“AHTS”) to adjust for indicative future cash flows. There were no impairments of other owned or leased-in vessels. For the nine months ended September 30, 2022, the Company recorded impairment charges of $3.4 million. The Company recorded impairment charges of $0.9 million for one fast support vessel (“FSV”) classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. In addition, in the third quarter of 2022, the Company recorded impairment charges of $1.2 million for one leased-in AHTS as it was not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment, classified as assets held for sale during the third quarter of 2022, which was subsequently sold in the first quarter of 2023. The impairment charges for the assets held for sale are included in (losses) gains on asset dispositions and impairments in the accompanying consolidated statements of income (loss). Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of September 30, 2023, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the nine months ended September 30, 2023, the Company’s effective income tax rate of 15.32% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total Other Comprehensive Income
December 31, 2022	$6,332	$515	$6,847
Other comprehensive loss	(79)	(515)	(594)
Balance as of September 30, 2023	$6,253	$—	$6,253

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

For the three and nine months ended September 30, 2023, diluted loss per share of Common Stock excluded 2,978,724 shares of Common Stock issuable upon conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

For the three and nine months ended September 30, 2022, diluted loss per share of Common Stock excluded 2,907,500 shares of Common Stock issuable upon conversion of the Old Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

In addition, for the three and nine months ended September 30, 2023 and 2022 diluted loss per share of Common Stock excluded 1,642,084 and 1,645,207 shares of restricted stock, respectively, and 1,026,031 and 1,026,865 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

2.
NOTE RECEIVABLE

In connection with the closing of the framework agreement transactions (the “Framework Agreement Transactions”), on September 29, 2022, SEACOR Marine Capital Inc., a wholly-owned subsidiary of SEACOR Marine (“SEACOR Marine Capital”) purchased all of the outstanding loans under the MexMar Original Facility Agreement for an aggregate amount of $28.8 million, representing par value of the loan using proceeds received from the Framework Agreement Transactions. On the same date, the MexMar Original Facility Agreement was amended and restated in the MexMar Third A&R Facility Agreement pursuant to which, among other things, Mantenimiento Express Marítimo, S.A.P.I. de C.V. (“MexMar”) repaid approximately $8.8 million of the outstanding loan amount and agreed to repay the $20.0 million of the loan that remained outstanding by September 30, 2023 through four quarterly installments of $5.0 million. As of September 30, 2023, the loan balance due from MexMar was repaid in full.

3.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2023, capital expenditures were $7.0 million. Equipment deliveries during the nine months ended September 30, 2023 include one FSV. During the nine months ended September 30, 2023, the Company sold three liftboats, one specialty vessel, previously removed from service, and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $8.0 million, after transaction costs, and a gain of $2.7 million. During the nine months ended September 30, 2022, the Company sold one FSV, one liftboat, previously removed from service, office space, and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million, which included impairment charges of $0.9 million for the FSV classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022.

4.
INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	Ownership	2023	2022
Seabulk Angola	49.0%	1,986	1,683
SEACOR Arabia	45.0%	1,803	1,265
Other	20.0% - 50.0%	68	76
		$3,857	$3,024

5.
LONG-TERM DEBT

The Company’s long-term debt obligations as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Recourse long-term debt(1):
Guaranteed Notes	$90,000	$90,000
New Convertible Notes	35,000	35,000
2023 SEACOR Marine Foreign Holdings Credit Facility(2)	122,000	—
2018 SEACOR Marine Foreign Holdings Credit Facility(2)	—	67,910
Sea-Cat Crewzer III Term Loan Facility	14,227	16,703
SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt(2)	—	16,205
SEACOR Delta (f/k/a SEACOSCO) Shipyard Financing	70,869	77,537
SEACOR Alpine Credit Facility(3)	27,100	—
SEACOR Alpine Shipyard Financing(3)	—	27,790
SEACOR 88/888 Term Loan(2)	—	5,500
Tarahumara Shipyard Financing(2)	—	5,597
SEACOR Offshore OSV(2)	—	16,052
Total recourse long-term debt	359,196	358,294
Non-recourse long-term debt(3):
SEACOR 88/888 Term Loan(2)	—	5,500
Total non-recourse long-term debt	—	5,500
Total principal due for long-term debt	359,196	363,794
Current portion due within one year	(28,005)	(61,512)
Unamortized debt discount	(34,747)	(37,511)
Deferred financing costs	(4,601)	(4,652)
Long-term debt, less current portion	$291,843	$260,119

(1)
Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine or one of its operating subsidiaries as provided in the relevant debt agreements.
(2)
Proceeds from the 2023 SEACOR Marine Foreign Holdings Credit Facility, dated September 8, 2023, were used to satisfy in full the 2018 SEACOR Marine Foreign Holdings Credit Facility, the SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt, the SEACOR 88/888 Term Loan, the Tarahumara Shipyard Financing and the SEACOR Offshore OSV debt. See details below.
(3)
Proceeds from the SEACOR Alpine Credit Facility, dated June 16, 2023, were used to satisfy in full the SEACOR Alpine Shipyard Financing. See details below.
(4)
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

As of September 30, 2023, the Company was in compliance with all debt covenants and lender requirements.

2023 SEACOR Marine Foreign Holdings Credit Facility. On September 8, 2023, SEACOR Marine, as parent guarantor, SEACOR Marine Foreign Holdings Inc. (“SMFH”), as borrower, and certain other wholly-owned subsidiaries of SEACOR Marine, as subsidiary guarantors, entered into a credit agreement providing for a $122.0 million senior secured term loan (the “2023 SEACOR Marine Foreign Holdings Credit Facility” and such agreement, the “2023 SMFH Credit Agreement”) with certain affiliates of EnTrust Global, as lenders, Kroll Agency Services, Limited, as facility agent, and Kroll Trustee Services Limited, as security trustee.

The proceeds of the 2023 SEACOR Marine Foreign Holdings Credit Facility were used to:

(x) refinance approximately $104.8 million of existing principal indebtedness comprised of: (a) $61.1 million incurred under that certain credit agreement originally dated September 26, 2018 with SMFH, as borrower (the “2018 SEACOR Marine Foreign Holdings Credit Facility”), (b) $11.0 million incurred under that certain credit agreement originally dated July 5, 2018 with SEACOR 88 LLC and SEACOR 888 LLC, as borrowers (the “SEACOR 88/888 Term Loan”), (c) $15.1 million incurred under that certain second amended and restated credit agreement originally dated December 31, 2021 with SEACOR Brave LLC, SEACOR Chief LLC, SEACOR Fearless LLC, SEACOR Courageous LLC and SEACOR Resolute LLC, as borrowers (“SEACOR Offshore OSV Credit Facility”), (d) $13.7 million incurred under that certain financing related to the sale and purchase agreement dated May 31, 2020 with respect to the acquisition of 50% membership interest in SEACOR Offshore Delta LLC (formerly known as SEACOSCO Offshore LLC) (“SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt”), and (e) $3.9 million incurred under that certain loan agreement dated February 25, 2021 with SEACOR Marine LLC as borrower, with respect to the acquisition of the SEACOR Tarahumara, a 2021 build 221’ platform support vessel (“Tarahumara Shipyard Financing”), which payoff amount reflects a 7% discount to book value,

(y) acquire 100% ownership of the Amy Clemons McCall, a 2014 build fast support vessel, previously operated under lease and now pledged as collateral under the 2023 SEACOR Marine Foreign Holdings Credit Facility, and

(z) satisfy accrued and unpaid interest, fees, and general corporate purposes. The funds available under the 2023 SEACOR Marine Foreign Holdings Credit Facility were fully drawn on September 14, 2023.

The 2023 SEACOR Marine Foreign Holdings Credit Facility matures on September 14, 2028, with quarterly amortization of 2.5% of the initial loan advanced thereunder, with the remaining outstanding principal amount due on the maturity date. The 2023 SEACOR Marine Foreign Holdings Credit Facility bears interest at a fixed rate of 11.75% per annum.

The loan may be prepaid at any time in amounts of $1,000,000 or greater, subject to: (a) prior to the 12-month anniversary of funding, a premium equal to the remaining unpaid interest due over the first 15 months of the loan, and (b) after the 12-month anniversary of funding and prior to the 30-month anniversary of funding, a decreasing premium ranging from 3.00% to 1.00% of the amount prepaid.

The 2023 SEACOR Marine Foreign Holdings Credit Facility contains customary covenants for financings of this type including financial maintenance and restrictive covenants, such as the aggregate collateral vessel value to the sum of the outstanding principal amounts of the loans. The 2023 SEACOR Marine Foreign Holdings Credit Facility restricts the payment of dividends and distributions and the ability of the borrower and subsidiary guarantors to make certain investments, subject to important exceptions. In addition, the 2023 SEACOR Marine Foreign Holdings Credit Facility includes customary events of default.

SEACOR Marine issued a guaranty with respect to the obligations of the Borrower under the 2023 SMFH Credit Agreement and related documents (the “2023 SMFH Credit Facility Guaranty”). The 2023 SMFH Credit Facility Guaranty includes, among other customary covenants, various financial covenants, including (A) minimum Cash and Cash Equivalents (as defined in the 2023 SMFH Credit Agreement) of the higher of $20.0 million and 7.5% of Net Interest-Bearing Debt (as defined in the 2023 SMFH Credit Agreement), (B) minimum Equity Ratio (as defined in the 2023 SMFH Credit Agreement) of 35%, and (C) maximum Debt-to-Capitalization Ratio (as defined in the 2023 SMFH Credit Agreement) of 65%. The 2023 SMFH Credit Facility Guaranty also restricts the payment of dividends and distributions and includes certain restrictions on the prepayment of unsecured indebtedness.

During the three months ended September 30, 2023, the Company expensed of $1.8 million of payments for early terminations fees and $0.2 million of unamortized debt issuance costs related to the debt extinguishment.

SEACOR Alpine Credit Facility.

On June 16, 2023, SEACOR Alps LLC (“SEACOR Alps”), SEACOR Andes LLC (“SEACOR Andes”), and SEACOR Atlas LLC (“SEACOR Atlas” and, together with SEACOR Alps and SEACOR Andes, the “SEACOR Alpine Borrowers”), each a wholly-owned subsidiary of SEACOR Marine, as borrowers, entered into a $28.0 million senior secured term loan facility, by and among the SEACOR Alpine Borrowers, SEACOR Marine, as a guarantor, SEACOR Marine Alpine LLC (“SM Alpine”), and Mountain Supply LLC, an affiliate of Hudson Structured Capital Management, as lender, facility agent and security trustee (the “SEACOR Alpine Credit Facility”). The proceeds of the SEACOR Alpine Credit Facility were made available to the SEACOR Alpine Borrowers in three tranches and were used to satisfy in full amounts outstanding under certain shipyard financing provided by COSCO Shipping Heavy Industry (Zhoushan) Co. in connection with the newbuild delivery of three Marshall Islands flagged platform supply vessels to the SEACOR Alpine Borrowers during 2019 and 2020. The funds available under the SEACOR Alpine Credit Facility were fully drawn on June 27, 2023.

The SEACOR Alpine Credit Facility matures on June 27, 2028 (the “SEACOR Alpine Maturity Date”). The principal amount of each of the three tranches of the SEACOR Alpine Credit Facility is to be repaid in monthly installments of (i) $100,000 for the first eight (8) installments, (ii) $140,000 for the following twenty-four (24) installments, and (iii) $100,000 for each installment thereafter until the SEACOR Alpine Maturity Date. The SEACOR Alpine Credit Facility bears interest at a fixed rate of 10.25% per annum. The loan may be prepaid at any time in amounts of $500,000 or greater, subject to the payment of prepayment interest in respect of the loan or tranche (or portions thereof) being prepaid as follows: (A) if such prepayment is made prior to the first anniversary of the drawdown date, an amount equal to the greater of (x) the amount of unpaid interest which would have accrued until the first anniversary of the drawdown date and (y) 1.5% of the principal amount of the loan being prepaid, (B) if such prepayment is made on or after the first anniversary of the drawdown date but prior to the third anniversary of the drawdown date, 1.0% of the principal amount of the loan being prepaid, and (C) if such prepayment is made on or after the third anniversary of the drawdown date, no prepayment interest shall be payable.

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

On September 8, 2023, SEACOR Marine entered into an amended and restated guaranty (“A&R SEACOR Alpine Credit Facility Guaranty”) with respect to the SEACOR Alpine Credit Facility. The A&R SEACOR Alpine Credit Facility Guaranty aligns the financial covenants and conditions relating to the payment of dividends and distributions reflected therein with those reflected in the 2023 SMFH Credit Facility Guaranty described above.

Letters of Credit. As of September 30, 2023, the Company had outstanding letters of credit of $1.1 million securing lease obligations, labor and performance guaranties.

6.
LEASES

As of September 30, 2023, the Company leased-in one AHTS and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of September 30, 2023, the remaining lease term of the vessel had a duration of 12 months. The lease terms of certain facilities and other equipment had a duration ranging from two to 279 months.

As of September 30, 2023, future minimum payments for leases for the remainder of 2023 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$489	$9
2024	1,807	37
2025	687	6
2026	459	—
2027	400	—
Years subsequent to 2027	3,213	—
	7,055	52
Interest component	(1,628)	(2)
	5,427	50
Current portion of long-term lease liabilities	1,856	35
Long-term lease liabilities	$3,571	$15

For the three and nine months ended September 30, 2023 and 2022 the components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$551	$967	$1,661	$2,664
Finance lease costs:
Amortization of finance lease assets (1)	135	162	456	384
Interest on finance lease liabilities (2)	58	73	201	174
Short-term lease costs	100	201	408	572
	$844	$1,403	$2,726	$3,794

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the nine months ended September 30, 2023 supplemental cash flow information related to leases was as follows (in thousands):

2023
Operating cash outflows from operating leases	$1,805
Financing cash outflows from finance leases	522
Right-of-use assets obtained for operating lease liabilities	348
Right-of-use assets obtained for finance lease liabilities	—

For the nine months ended September 30, 2023 other information related to leases was as follows:

2023
Weighted average remaining lease term, in years - operating leases	10.1
Weighted average remaining lease term, in years - finance leases	1.4
Weighted average discount rate - operating leases	6.7%
Weighted average discount rate - finance leases	4.0%

7.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the nine months ended September 30, 2023:

Statutory rate	(21.00)%
Foreign taxes, including withholding taxes	33.02%
Subpart F	2.20%
Other	1.10%
Effective income tax rate	15.32%

8.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$—	$526	$—

Economic Hedges. The Company may enter and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. As of September 30, 2023, the Company had no open forward currency exchange contracts.

Cash Flow Hedges. The Company may have interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.5 million for the nine months ended September 30, 2023 and gains of $2.3 million for the nine months ended September 30, 2022, respectively, as a component of other comprehensive income (loss). As of September 30, 2023, there were no interest rate swaps held by the Company.

Other Derivative Instruments. The Company had no derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2023 and recognized gains on derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2022 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Conversion option liability on Old Convertible Notes	$—	$1	$—	$—

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

The Company’s financial assets and liabilities as of September 30, 2023 and December 31, 2022 that are measured at fair value on a recurring basis were as follows (in thousands):

September 30, 2023	Level 1	Level 2	Level 3
ASSETS
Derivative instruments	$—	$—	$—
December 31, 2022
ASSETS
Derivative instruments	$—	$526	$—

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

		Estimated Fair Value
September 30, 2023	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$58,636	$58,636	$—	$—
LIABILITIES
Long-term debt, including current portion	319,848	—	304,706	—
December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$43,045	$43,045	$—	$—
LIABILITIES
Long-term debt, including current portion	321,631	—	314,979	—

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

Property and equipment. During the nine months ended September 30, 2023, the Company recognized impairment charges of $0.3 million for one leased-in AHTS to adjust for indicative future cash flows. During the year ended December 31, 2022, the Company recognized impairment charges totaling $2.9 million. The Company recorded impairment charges of $0.9 million for one FSV classified as held for sale and sold during 2022. In addition, the Company recorded impairment charges of $0.7 million for one leased-in AHTS as it is not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment and classified such equipment as assets held for sale, which was subsequently sold in the first quarter of 2023.

10.
WARRANTS

In connection with various transactions, the Company issued 2,560,456 warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (“Warrants”). As of September 30, 2023, 1,321,968 Warrants remain outstanding, which are comprised entirely of warrants issued to funds affiliated with The Carlyle Group.

11.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company had unfunded capital commitments of $1.0 million for miscellaneous vessel equipment payable during 2024. The Company has indefinitely deferred an additional $9.2 million of orders with respect to one FSV.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$22.6 million based on a historical potential levy of R$12.87 million (USD $4.5 million and USD $2.6 million, respectively, based on the exchange rate as of September 30, 2023).

On April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The incident also resulted in the constructive total loss of the SEACOR Power. In coordination with the U.S. Coast Guard (“USCG”), the Company has completed the salvage operations related to the vessel and the associated salvage costs were covered by insurance proceeds.

The National Transportation Safety Board (“NTSB”) and the USCG have each conducted an investigation to determine the cause of the incident and released their respective final reports. The NTSB’s report determined that the probable cause of the capsizing of the SEACOR Power was a loss of stability that occurred when the vessel was struck by severe thunderstorm winds, which exceeded the vessel’s operation wind speed limits. The NTSB further determined that contributing to the loss of life on the vessel was the speed at which the vessel capsized and the angle at which it came to rest, which made egress difficult, and the high winds and seas in the aftermath of the capsizing, which hampered rescue efforts. The USCG’s report is consistent with the determinations of the NTSB.

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of September 30, 2023, all invoices related to MNOPF and MNRPF have been settled in full.

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

12.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the nine months ended September 30, 2023 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2022	1,682,193
Granted	660,307
Vested	(685,416)
Forfeited	(15,000)
Outstanding as of September 30, 2023 (1)	1,642,084

Stock Option Activity:
Outstanding as of December 31, 2022	1,026,865
Granted	—
Exercised	(834)
Forfeited	—
Outstanding as of September 30, 2023	1,026,031

(1)
Excludes 156,620 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

For the nine months ended September 30, 2023, the Company acquired for treasury 232,239 shares of Common Stock from its directors and/or employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $2.4 million. These shares were purchased in accordance with the terms of the Company’s 2017 Equity Incentive Plan, 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

13.
SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2022 Annual Report. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2023
Operating Revenues:
Time charter	$16,236	$22,528	$16,087	$13,817	$68,668
Bareboat charter	—	—	—	368	368
Other marine services	5,444	815	103	176	6,538
	21,680	23,343	16,190	14,361	75,574
Direct Costs and Expenses:
Operating:
Personnel	6,712	5,089	5,157	2,985	19,943
Repairs and maintenance	1,560	2,214	2,623	1,021	7,418
Drydocking	462	320	1,056	(70)	1,768
Insurance and loss reserves	332	573	711	217	1,833
Fuel, lubes and supplies	958	2,573	743	773	5,047
Other	341	1,320	779	367	2,807
	10,365	12,089	11,069	5,293	38,816
Direct Vessel Profit	$11,315	$11,254	$5,121	$9,068	36,758
Other Costs and Expenses:
Lease expense	$116	$372	$59	$104	651
Administrative and general					12,300
Depreciation and amortization	3,810	3,821	3,721	2,110	13,462
					26,413
Losses on asset dispositions and impairments, net					(512)
Operating income					$9,833

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2023
Operating Revenues:
Time charter	$28,921	$65,938	$48,678	$41,350	$184,887
Bareboat charter	—	—	—	1,092	1,092
Other marine services	12,279	(1,056)	3,318	1,918	16,459
	41,200	64,882	51,996	44,360	202,438
Direct Costs and Expenses:
Operating:
Personnel	19,204	14,427	15,264	10,795	59,690
Repairs and maintenance	4,327	6,817	4,519	3,559	19,222
Drydocking	2,011	1,648	(723)	1,101	4,037
Insurance and loss reserves	2,455	1,311	2,616	630	7,012
Fuel, lubes and supplies	2,665	6,207	2,310	2,322	13,504
Other	899	4,356	2,340	1,331	8,926
	31,561	34,766	26,326	19,738	112,391
Direct Vessel Profit	$9,639	$30,116	$25,670	$24,622	90,047
Other Costs and Expenses:
Lease expense	$395	$1,209	$202	$263	2,069
Administrative and general					37,636
Depreciation and amortization	11,206	11,599	11,117	6,877	40,799
					80,504
Gains on asset dispositions and impairments, net					3,352
Operating income					$12,895
As of September 30, 2023
Property and Equipment:
Historical Cost	$215,592	$272,312	$285,721	$162,895	$936,520
Accumulated Depreciation	(96,597)	(89,338)	(98,481)	(34,133)	(318,549)
	$118,995	$182,974	$187,240	$128,762	$617,971
Total Assets (1)	$155,613	$212,048	$210,401	$147,479	$725,541

(1)
Total assets by region does not include corporate assets of $54.8 million as of September 30, 2023.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2022
Operating Revenues:
Time charter	$17,075	$17,551	$11,712	$10,162	$56,500
Bareboat charter	—	—	—	332	332
Other marine services	2,161	60	319	419	2,959
	19,236	17,611	12,031	10,913	59,791
Direct Costs and Expenses:
Operating:
Personnel	7,243	4,694	5,384	2,831	20,152
Repairs and maintenance	2,002	2,110	1,776	1,489	7,377
Drydocking	1,549	383	3,113	1	5,046
Insurance and loss reserves	1,382	359	762	347	2,850
Fuel, lubes and supplies	1,143	2,284	1,426	563	5,416
Other	314	1,580	878	393	3,165
	13,633	11,410	13,339	5,624	44,006
Direct Vessel Profit (Loss)	$5,603	$6,201	$(1,308)	$5,289	15,785
Other Costs and Expenses:
Lease expense	$278	$455	$35	$400	1,168
Administrative and general					9,978
Depreciation and amortization	4,332	3,461	3,974	1,987	13,754
					24,900
Losses on asset dispositions and impairments, net					(1,783)
Operating loss					$(10,898)

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2022
Operating Revenues:
Time charter	$34,698	$44,761	$39,278	$30,008	$148,745
Bareboat charter	—	—	—	998	998
Other	6,612	516	828	1,700	9,656
	41,310	45,277	40,106	32,706	159,399
Direct Costs and Expenses:
Operating:
Personnel	17,939	11,756	17,106	10,132	56,933
Repairs and maintenance	4,383	6,327	6,153	5,685	22,548
Drydocking	8,506	1,661	6,325	1	16,493
Insurance and loss reserves	2,809	812	2,017	943	6,581
Fuel, lubes and supplies	2,599	5,247	3,754	1,895	13,495
Other	819	5,279	3,718	1,781	11,597
	37,055	31,082	39,073	20,437	127,647
Direct Vessel Profit	$4,255	$14,195	$1,033	$12,269	31,752
Other Costs and Expenses:
Lease expense	$860	$1,313	$104	$959	3,236
Administrative and general					30,112
Depreciation and amortization	13,532	10,025	12,548	6,228	42,333
					75,681
Gains on asset dispositions and impairments, net					381
Operating loss					$(43,548)
As of September 30, 2022
Property and Equipment:
Historical Cost	$259,472	$247,967	$305,880	$179,104	$992,423
Accumulated Depreciation	(122,340)	(80,069)	(91,906)	(27,583)	(321,898)
	$137,132	$167,898	$213,974	$151,521	$670,525
Total Assets (1)	$177,463	$187,495	$231,165	$167,021	$763,144

(1)
Total assets by region does not include corporate assets of $79.8 million as of September 30, 2022.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of September 30, 2023, and 2022, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $3.9 million and $1.9 million, respectively. Equity in earnings of 50% or less owned companies for the nine months ended September 30, 2023 and 2022 were $3.2 million and $5.8 million, respectively.
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

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of September 30, 2023, the Company operated a diverse fleet of 59 support vessels, of which 57 were owned or leased-in, and two were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Offshore oil and natural gas market conditions are highly volatile. Prices deteriorated beginning in the second half of 2014 and continued to deteriorate when oil prices hit a 13-year low of less than $27 per barrel (on the New York Mercantile Exchange) in February 2016. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices have steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel at points during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but have recently decreased to the $91 per barrel range.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of September 30, 2023, two of the Company’s 59 owned and leased-in vessels was cold-stacked. In addition, the Company had two vessels classified as held for sale as of September 30, 2023.

Recent Developments

2023 SEACOR Marine Foreign Holdings Credit Facility.

On September 8, 2023, SEACOR Marine, as parent guarantor, SMFH, as borrower, and certain other wholly-owned subsidiaries of SEACOR Marine, as subsidiary guarantors, entered into a credit agreement providing for a $122.0 million senior secured term loan (the “2023 SEACOR Marine Foreign Holdings Credit Facility” and such agreement, the “2023 SMFH Credit Agreement”) with certain affiliates of EnTrust Global, as lenders, Kroll Agency Services, Limited, as facility agent, and Kroll Trustee Services Limited, as security trustee.

The proceeds of the 2023 SEACOR Marine Foreign Holdings Credit Facility were used to:

(x) refinance approximately $104.8 million of existing principal indebtedness comprised of: (a) $61.1 million incurred under the 2018 SEACOR Marine Foreign Holdings Credit Facility, (b) $11.0 million incurred under the SEACOR 88/888 Term Loan, (c) $15.1 million incurred under the SEACOR Offshore OSV Credit Facility, (d) $13.7 million incurred under the SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt, and (e) $3.9 million incurred under the Tarahumara Shipyard Financing, which payoff amount reflects a 7% discount to book value,

(y) acquire 100% ownership of the Amy Clemons McCall, a 2014 build fast support vessel, previously operated under lease and now pledged as collateral under the 2023 SEACOR Marine Foreign Holdings Credit Facility, and

(z) satisfy accrued and unpaid interest, fees, and general corporate purposes. The funds available under the 2023 SEACOR Marine Foreign Holdings Credit Facility were fully drawn on September 14, 2023.

The 2023 SEACOR Marine Foreign Holdings Credit Facility matures on September 14, 2028, with quarterly amortization of 2.5% of the initial loan advanced thereunder, with the remaining outstanding principal amount due on the maturity date. The 2023 SEACOR Marine Foreign Holdings Credit Facility bears interest at a fixed rate of 11.75% per annum.

The loan may be prepaid at any time in amounts of $1,000,000 or greater, subject to: (a) prior to the 12-month anniversary of funding, a premium equal to the remaining unpaid interest due over the first 15 months of the loan, and (b) after the 12-month anniversary of funding and prior to the 30-month anniversary of funding, a decreasing premium ranging from 3.00% to 1.00% of the amount prepaid.

The 2023 SEACOR Marine Foreign Holdings Credit Facility contains customary covenants for financings of this type including financial maintenance and restrictive covenants, such as the aggregate collateral vessel value to the sum of the outstanding principal amounts of the loans. The 2023 SEACOR Marine Foreign Holdings Credit Facility restricts the payment of dividends and distributions and the ability of the borrower and subsidiary guarantors to make certain investments, subject to important exceptions. In addition, the 2023 SEACOR Marine Foreign Holdings Credit Facility includes customary events of default.

SEACOR Marine issued a guaranty with respect to the obligations of the Borrower under the 2023 SMFH Credit Agreement and related documents (the “2023 SMFH Credit Facility Guaranty”). The 2023 SMFH Credit Facility Guaranty includes, among other customary covenants, various financial covenants, including (A) minimum Cash and Cash Equivalents (as defined in the 2023 SMFH Credit Agreement) of the higher of $20.0 million and 7.5% of Net Interest-Bearing Debt (as defined in the 2023 SMFH Credit Agreement), (B) minimum

Equity Ratio (as defined in the 2023 SMFH Credit Agreement) of 35%, and (C) maximum Debt-to-Capitalization Ratio (as defined in the 2023 SMFH Credit Agreement) of 65%. The 2023 SMFH Credit Facility Guaranty also restricts the payment of dividends and distributions and includes certain restrictions on the prepayment of unsecured indebtedness.

SEACOR Alpine Credit Facility.

On June 16, 2023, SEACOR Alps LLC (“SEACOR Alps”), SEACOR Andes LLC (“SEACOR Andes”), and SEACOR Atlas LLC (“SEACOR Atlas” and, together with SEACOR Alps and SEACOR Andes, the “SEACOR Alpine Borrowers”), each a wholly-owned subsidiary of SEACOR Marine, as borrowers, entered into a $28.0 million senior secured term loan facility, by and among the SEACOR Alpine Borrowers, SEACOR Marine, as a guarantor, SEACOR Marine Alpine LLC (“SM Alpine”), and Mountain Supply LLC, an affiliate of Hudson Structured Capital Management, as lender, facility agent and security trustee (the “SEACOR Alpine Credit Facility”). The proceeds of the SEACOR Alpine Credit Facility were made available to the SEACOR Alpine Borrowers in three tranches and were used to satisfy in full amounts outstanding under certain shipyard financing provided by COSCO Shipping Heavy Industry (Zhoushan) Co. in connection with the newbuild delivery of three Marshall Islands flagged platform supply vessels to the SEACOR Alpine Borrowers during 2019 and 2020. The funds available under the SEACOR Alpine Credit Facility were fully drawn on June 27, 2023.

The SEACOR Alpine Credit Facility matures on June 27, 2028 (the “SEACOR Alpine Maturity Date”). The principal amount of each of the three tranches of the SEACOR Alpine Credit Facility is to be repaid in monthly installments of (i) $100,000 for the first eight (8) installments, (ii) $140,000 for the following twenty-four (24) installments, and (iii) $100,000 for each installment thereafter until the SEACOR Alpine Maturity Date. The SEACOR Alpine Credit Facility bears interest at a fixed rate of 10.25% per annum. The loan may be prepaid at any time in amounts of $500,000 or greater, subject to the payment of prepayment interest in respect of the loan or tranche (or portions thereof) being prepaid as follows: (A) if such prepayment is made prior to the first anniversary of the drawdown date, an amount equal to the greater of (x) the amount of unpaid interest which would have accrued until the first anniversary of the drawdown date and (y) 1.5% of the principal amount of the loan being prepaid, (B) if such prepayment is made on or after the first anniversary of the drawdown date but prior to the third anniversary of the drawdown date, 1.0% of the principal amount of the loan being prepaid, and (C) if such prepayment is made on or after the third anniversary of the drawdown date, no prepayment interest shall be payable.

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

On September 8, 2023, SEACOR Marine entered into an amended and restated guaranty (“A&R SEACOR Alpine Credit Facility Guaranty”) with respect to the SEACOR Alpine Credit Facility. The A&R SEACOR Alpine Credit Facility Guaranty aligns the financial covenants and conditions relating to the payment of dividends and distributions reflected therein with those reflected in the 2023 SMFH Credit Facility Guaranty described above.

At the Market Offering.

On November 1, 2023, SEACOR Marine entered into an at-the-market sales agreement (the “sales agreement”) with B. Riley Securities, Inc. (the “sales agent”), relating to the issuance and sale from time to time by SEACOR Marine (the “ATM Offering”), through the sales agent, of shares of SEACOR Marine’s common stock, par value $0.01 per share (the “Common Stock”) having an aggregate gross sales price of up to $25.0 million (the “ATM Shares”). For further details with respect to the ATM Offering, see “Part II. Item 5. “Other Information” elsewhere in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three and nine months (“Current Year Quarter” and “Current Year Nine Months”) ended September 30, 2023 compared with the three and nine months (“Prior Year Quarter” and “Prior Year Nine Months”) ended September 30, 2022. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2022, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Time Charter Statistics:
Average Rates Per Day	$18,046		$13,340		$15,852		12,305
Fleet Utilization	73%		79%		76%		75%
Fleet Available Days	5,182		5,336		15,349		16,047
Operating Revenues:
Time charter	$68,668	91%	$56,500	94%	$184,887	91%	$148,745	93%
Bareboat charter	368	0%	332	1%	1,092	1%	998	1%
Other marine services	6,538	9%	2,959	5%	16,459	8%	9,656	6%
	75,574	100%	59,791	100%	202,438	100%	159,399	100%
Costs and Expenses:
Operating:
Personnel	19,943	26%	20,152	34%	59,690	30%	56,933	36%
Repairs and maintenance	7,418	10%	7,377	12%	19,222	10%	22,548	14%
Drydocking	1,768	2%	5,046	8%	4,037	2%	16,493	10%
Insurance and loss reserves	1,833	2%	2,850	5%	7,012	3%	6,581	4%
Fuel, lubes and supplies	5,047	7%	5,416	9%	13,504	7%	13,495	8%
Other	2,807	4%	3,165	5%	8,926	4%	11,597	7%
	38,816	51%	44,006	74%	112,391	56%	127,647	80%
Lease expense - operating	651	1%	1,168	2%	2,069	1%	3,236	2%
Administrative and general	12,300	16%	9,978	17%	37,636	19%	30,112	19%
Depreciation and amortization	13,462	18%	13,754	23%	40,799	20%	42,333	27%
	65,229	86%	68,906	115%	192,895	95%	203,328	128%
(Losses) Gains on Asset Dispositions and Impairments, Net	(512)	(1)%	(1,783)	(3)%	3,352	2%	381	0%
Operating Income (Loss)	9,833	13%	(10,898)	(18)%	12,895	6%	(43,548)	(27)%
Other Expense, Net	(10,629)	(14)%	(4,783)	(8)%	(28,699)	(14)%	(16,231)	(10)%
Loss Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	(796)	(1)%	(15,681)	(26)%	(15,804)	(8)%	(59,779)	(38)%
Income Tax Expense	2,360	3%	8,418	14%	2,421	1%	4,363	3%
Loss Before Equity in Earnings of 50% or Less Owned Companies	(3,156)	(4)%	(24,099)	(40)%	(18,225)	(9)%	(64,142)	(40)%
Equity in Earnings (Losses) of 50% or Less Owned Companies	2,273	3%	(254)	(0)%	3,182	2%	5,835	4%
Net Loss	(883)	(1)%	(24,353)	(41)%	(15,043)	(7)%	(58,307)	(37)%
Net (Loss) Income attributable to Noncontrolling Interests in Subsidiaries	—	—%	(2)	(0)%	—	—%	1	0%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(883)	(1)%	$(24,351)	(41)%	$(15,043)	(7)%	$(58,308)	(37)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2023
Time Charter Statistics:
Average Rates Per Day	$23,663	$15,388	$16,313	$20,656	18,046
Fleet Utilization	57%	84%	67%	87%	73%
Fleet Available Days	1,196	1,748	1,472	766	5,182
Operating Revenues:
Time charter	$16,236	$22,528	$16,087	$13,817	$68,668
Bareboat charter	—	—	—	368	368
Other marine services	5,444	815	103	176	6,538
	21,680	23,343	16,190	14,361	75,574
Direct Costs and Expenses:
Operating:
Personnel	6,712	5,089	5,157	2,985	19,943
Repairs and maintenance	1,560	2,214	2,623	1,021	7,418
Drydocking	462	320	1,056	(70)	1,768
Insurance and loss reserves	332	573	711	217	1,833
Fuel, lubes and supplies	958	2,573	743	773	5,047
Other	341	1,320	779	367	2,807
	10,365	12,089	11,069	5,293	38,816
Direct Vessel Profit	$11,315	$11,254	$5,121	$9,068	36,758
Other Costs and Expenses:
Lease expense	$116	$372	$59	$104	651
Administrative and general					12,300
Depreciation and amortization	3,810	3,821	3,721	2,110	13,462
					26,413
Losses on asset dispositions and impairments, net					(512)
Operating income					$9,833

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2023
Time Charter Statistics:
Average Rates Per Day	$20,317	$14,417	$14,240	$18,393	$15,852
Fleet Utilization	43%	88%	78%	90%	76%
Fleet Available Days	3,291	5,187	4,368	2,503	15,349
Operating Revenues:
Time charter	$28,921	$65,938	$48,678	$41,350	$184,887
Bareboat charter	—	—	—	1,092	1,092
Other marine services	12,279	(1,056)	3,318	1,918	16,459
	41,200	64,882	51,996	44,360	202,438
Direct Costs and Expenses:
Operating:
Personnel	19,204	14,427	15,264	10,795	59,690
Repairs and maintenance	4,327	6,817	4,519	3,559	19,222
Drydocking	2,011	1,648	(723)	1,101	4,037
Insurance and loss reserves	2,455	1,311	2,616	630	7,012
Fuel, lubes and supplies	2,665	6,207	2,310	2,322	13,504
Other	899	4,356	2,340	1,331	8,926
	31,561	34,766	26,326	19,738	112,391
Direct Vessel Profit	$9,639	$30,116	$25,670	$24,622	90,047
Other Costs and Expenses:
Lease expense	$395	$1,209	$202	$263	2,069
Administrative and general					37,636
Depreciation and amortization	11,206	11,599	11,117	6,877	40,799
					80,504
Gains on asset dispositions and impairments, net					3,352
Operating income					$12,895
As of September 30, 2023
Property and Equipment:
Historical cost	$215,592	$272,312	$285,721	$162,895	$936,520
Accumulated depreciation	(96,597)	(89,338)	(98,481)	(34,133)	(318,549)
	$118,995	$182,974	$187,240	$128,762	$617,971
Total Assets (1)	$155,613	$212,048	$210,401	$147,479	$725,541

(1)
Total assets by region does not include corporate assets of $54.8 million as of September 30, 2023.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2022
Time Charter Statistics:
Average Rates Per Day	$21,551	$11,813	$9,507	$14,010	$13,340
Fleet Utilization	58%	91%	79%	93%	79%
Fleet Available Days	1,363	1,629	1,564	780	5,336
Operating Revenues:
Time charter	$17,075	$17,551	$11,712	$10,162	$56,500
Bareboat charter	—	—	—	332	332
Other	2,161	60	319	419	2,959
	19,236	17,611	12,031	10,913	59,791
Direct Costs and Expenses:
Operating:
Personnel	7,243	4,694	5,384	2,831	20,152
Repairs and maintenance	2,002	2,110	1,776	1,489	7,377
Drydocking	1,549	383	3,113	1	5,046
Insurance and loss reserves	1,382	359	762	347	2,850
Fuel, lubes and supplies	1,143	2,284	1,426	563	5,416
Other	314	1,580	878	393	3,165
	13,633	11,410	13,339	5,624	44,006
Direct Vessel Profit (Loss)	$5,603	$6,201	$(1,308)	$5,289	15,785
Other Costs and Expenses:
Lease expense	$278	$455	$35	$400	1,168
Administrative and general					9,978
Depreciation and amortization	4,332	3,461	3,974	1,987	13,754
					24,900
Losses on asset dispositions and impairments, net					(1,783)
Operating loss					$(10,898)

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia (2)	Latin America	Total
For the Nine Months Ended September 30, 2022
Time Charter Statistics:
Average Rates Per Day	$18,806	$11,089	$9,694	$13,927	$12,305
Fleet Utilization	47%	86%	81%	90%	75%
Fleet Available Days	3,955	4,695	5,015	2,382	16,047
Operating Revenues:
Time charter	$34,698	$44,761	$39,278	$30,008	$148,745
Bareboat charter	—	—	—	998	998
Other	6,612	516	828	1,700	9,656
	41,310	45,277	40,106	32,706	159,399
Direct Costs and Expenses:
Operating:
Personnel	17,939	11,756	17,106	10,132	56,933
Repairs and maintenance	4,383	6,327	6,153	5,685	22,548
Drydocking	8,506	1,661	6,325	1	16,493
Insurance and loss reserves	2,809	812	2,017	943	6,581
Fuel, lubes and supplies	2,599	5,247	3,754	1,895	13,495
Other	819	5,279	3,718	1,781	11,597
	37,055	31,082	39,073	20,437	127,647
Direct Vessel Profit	$4,255	$14,195	$1,033	$12,269	31,752
Other Costs and Expenses:
Lease expense	$860	$1,313	$104	$959	3,236
Administrative and general					30,112
Depreciation and amortization	13,532	10,025	12,548	6,228	42,333
					75,681
Gains on asset dispositions and impairments, net					381
Operating loss					$(43,548)
As of September 30, 2022
Property and Equipment:
Historical cost	$259,472	$247,967	$305,880	$179,104	$992,423
Accumulated depreciation	(122,340)	(80,069)	(91,906)	(27,583)	(321,898)
	$137,132	$167,898	$213,974	$151,521	$670,525
Total Assets (1)	$177,463	$187,495	$231,165	$167,021	$763,144

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

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2023
Time Charter Statistics:
Average Rates Per Day	$9,947	$11,441	$19,528	$39,419	$—	$18,046
Fleet Utilization	50%	79%	78%	59%	—%	73%
Fleet Available Days	368	2,116	1,870	828	—	5,182
Operating Revenues:
Time charter	$1,831	$19,135	$28,580	$19,122	$—	$68,668
Bareboat charter	—	—	368	—	—	368
Other marine services	818	157	149	4,538	876	6,538
	2,649	19,292	29,097	23,660	876	75,574
Direct Costs and Expenses:
Operating:
Personnel	1,019	5,144	8,793	4,983	4	19,943
Repairs and maintenance	484	2,787	2,504	1,643	—	7,418
Drydocking	747	870	232	(81)	—	1,768
Insurance and loss reserves	88	185	682	1,148	(270)	1,833
Fuel, lubes and supplies	428	1,501	2,352	766	—	5,047
Other	266	1,057	1,214	273	(3)	2,807
	3,032	11,544	15,777	8,732	(269)	38,816
Other Costs and Expenses:
Lease expense	$331	$—	$—	$—	$320	651
Administrative and general						12,300
Depreciation and amortization	249	5,002	4,073	4,099	39	13,462
						26,413
Losses on asset dispositions and impairments, net						(512)
Operating income						$9,833

(1)
Anchor handling towing supply vessels (“AHTS”).
(2)
Fast support vessels (“FSVs”).
(3)
Platform support vessels (“PSVs”).

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Nine Months Ended September 30, 2023
Time Charter Statistics:
Average Rates Per Day	$9,278	$11,110	$17,415	$36,595	$—	$15,852
Fleet Utilization	72%	87%	76%	49%	—%	76%
Fleet Available Days	1,123	6,279	5,490	2,457	—	15,349
Operating Revenues:
Time charter	$7,508	$60,870	$72,838	$43,671	$—	$184,887
Bareboat charter	—	—	1,092	—	—	1,092
Other marine services	532	(738)	1,008	12,669	2,988	16,459
	8,040	60,132	74,938	56,340	2,988	202,438
Direct Costs and Expenses:
Operating:
Personnel	3,083	15,088	26,380	15,116	23	59,690
Repairs and maintenance	886	5,788	8,977	3,614	(43)	19,222
Drydocking	1,298	2,340	853	(373)	(81)	4,037
Insurance and loss reserves	234	856	1,522	4,473	(73)	7,012
Fuel, lubes and supplies	1,096	3,991	6,807	1,604	6	13,504
Other	756	3,240	4,368	546	16	8,926
	7,353	31,303	48,907	24,980	(152)	112,391
Other Costs and Expenses:
Lease expense	$994	$—	$—	$—	$1,075	2,069
Administrative and general						37,636
Depreciation and amortization	845	14,900	12,407	12,528	119	40,799
						80,504
Gains on asset dispositions and impairments, net						3,352
Operating income						$12,895
As of September 30, 2023
Property and Equipment:
Historical cost	$12,669	$358,621	$301,523	$244,529	$19,178	$936,520
Accumulated depreciation	(4,959)	(144,869)	(49,088)	(101,014)	(18,619)	(318,549)
	$7,710	$213,752	$252,435	$143,515	$559	$617,971

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2022
Time Charter Statistics:
Average Rates Per Day	$8,848	$9,907	$13,772	$27,447	$—	$13,340
Fleet Utilization	67%	90%	78%	65%	—%	79%
Fleet Available Days	552	2,116	1,840	828	—	5,336
Operating Revenues:
Time charter	$3,256	$18,837	$19,687	$14,720	$—	$56,500
Bareboat charter	—	—	332	—	—	332
Other marine services	(183)	(15)	720	1,421	1,016	2,959
	3,073	18,822	20,739	16,141	1,016	59,791
Direct Costs and Expenses:
Operating:
Personnel	1,022	5,289	8,427	5,419	(5)	20,152
Repairs and maintenance	304	2,738	2,839	1,560	(64)	7,377
Drydocking	28	656	1,025	3,337	—	5,046
Insurance and loss reserves	150	410	734	1,552	4	2,850
Fuel, lubes and supplies	399	1,572	2,038	1,408	(1)	5,416
Other	228	1,284	1,275	387	(9)	3,165
	2,131	11,949	16,338	13,663	(75)	44,006
Other Costs and Expenses:
Lease expense	$450	$—	$332	$—	$386	1,168
Administrative and general						9,978
Depreciation and amortization	494	4,972	3,810	4,429	49	13,754
						24,900
Losses on asset dispositions and impairments, net						(1,783)
Operating loss						$(10,898)

	AHTS	FSV	PSV	Liftboats	Other activity (1)	Total
For the Nine Months Ended September 30, 2022
Time Charter Statistics:
Average Rates Per Day	$8,881	$9,264	$13,165	$25,149	$—	$12,305
Fleet Utilization	66%	85%	79%	52%	—%	75%
Fleet Available Days	1,638	6,402	5,460	2,457	90	16,047
Operating Revenues:
Time charter	$9,635	$50,262	$56,493	$32,355	$—	$148,745
Bareboat charter	—	—	998	—	—	998
Other marine services	(486)	(443)	1,339	6,167	3,079	9,656
	9,149	49,819	58,830	38,522	3,079	159,399
Direct Costs and Expenses:
Operating:
Personnel	3,208	15,239	24,509	13,969	8	56,933
Repairs and maintenance	1,163	6,996	9,724	4,704	(39)	22,548
Drydocking	(9)	1,732	2,295	12,475	—	16,493
Insurance and loss reserves	159	1,042	1,713	4,315	(648)	6,581
Fuel, lubes and supplies	758	4,303	5,173	3,243	18	13,495
Other	1,102	4,536	4,254	1,686	19	11,597
	6,381	33,848	47,668	40,392	(642)	127,647
Other Costs and Expenses:
Lease expense	$1,349	$—	$777	$—	$1,110	3,236
Administrative and general						30,112
Depreciation and amortization	1,483	14,927	11,381	14,263	279	42,333
						75,681
Gains on asset dispositions and impairments, net						381
Operating loss						$(43,548)
As of September 30, 2022
Property and Equipment:
Historical cost	$27,838	$355,116	$282,599	$290,528	$36,342	$992,423
Accumulated depreciation	(18,396)	(126,048)	(32,103)	(123,779)	(21,572)	(321,898)
	$9,442	$229,068	$250,496	$166,749	$14,770	$670,525

(1)
In the second quarter of 2022, the Company removed from service one specialty vessel. Other activity statistics reflect the removed from service status of this vessel.

Fleet Counts. The Company’s fleet count as of September 30, 2023 and December 31, 2022 was as follows:

	Owned	Leased-in	Managed	Total
September 30, 2023
AHTS	3	1	—	4
FSV	23	—	2	25
PSV	21	—	—	21
Liftboats	9	—	—	9
	56	1	2	59
December 31, 2022
AHTS	3	2	—	5
FSV	22	1	2	25
PSV	21	—	—	21
Liftboats	9	—	—	9
	55	3	2	60

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and nine months ended September 30, 2023 and 2022 the Company’s time charter statistics and direct vessel profit in the U.S. were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$—		$—		$—
FSV	9,741		12,135		9,564		11,427
PSV	14,515		16,343		14,427		15,944
Liftboats	37,537		27,134		32,969		23,693
Overall	23,663		21,551		20,317		18,806
Utilization:
AHTS		—%		—%		—%		—%
FSV		50%		56%		57%		47%
PSV		90%		71%		59%		68%
Liftboats		47%		71%		32%		51%
Overall		57%		58%		43%		47%
Available Days:
AHTS	—		184		31		546
FSV	276		276		819		819
PSV	276		276		645		819
Liftboats	644		627		1,796		1,771
Overall	1,196		1,363		3,291		3,955
Operating revenues:
Time charter	$16,236	75%	$17,075	89%	$28,921	70%	$34,698	84%
Other marine services	5,444	25%	2,161	11%	12,279	30%	6,612	16%
	21,680	100%	19,236	100%	41,200	100%	41,310	100%
Direct operating expenses:
Personnel	6,712	31%	7,243	38%	19,204	47%	17,939	43%
Repairs and maintenance	1,560	7%	2,002	10%	4,327	11%	4,383	11%
Drydocking	462	2%	1,549	8%	2,011	5%	8,506	21%
Insurance and loss reserves	332	2%	1,382	7%	2,455	6%	2,809	7%
Fuel, lubes and supplies	958	4%	1,143	6%	2,665	6%	2,599	6%
Other	341	2%	314	2%	899	2%	819	2%
	10,365	48%	13,633	71%	31,561	77%	37,055	90%
Direct Vessel Profit	$11,315	52%	$5,603	29%	$9,639	23%	$4,255	10%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.8 million lower in the Current Year Quarter compared with the Prior Year Quarter due to decreased utilization of the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”). Other marine services were $3.3 million higher primarily due to business interruption insurance revenue and higher vessel mobilization revenues. As of September 30, 2023, the Company had two of 13 owned and leased-in vessels (one liftboat and one FSV) cold-stacked in this region compared with two of 14 vessels (one AHTS and one liftboat) as of September 30, 2022. In addition, the Company had one vessel classified as held for sale in this region as of September 30, 2023.

Direct Operating Expenses. Direct operating expenses were $3.3 million lower in the Current Year Quarter compared with the Prior Year Quarter for the Regional Core Fleet primarily due to the timing of drydocking, repairs, insurance and other related expenditures.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $5.8 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $3.3 million lower due to decreased utilization for the Regional Core Fleet and $2.5 million lower due to the repositioning of vessels between geographic regions. Other marine services were $5.7 million higher primarily due to business interruption insurance revenue and higher mobilization revenues.

Direct Operating Expenses. Direct operating expenses were $5.5 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $2.6 million lower due to the repositioning of vessels between geographic regions, $2.4 million lower for the Regional Core Fleet primarily due to the timing of drydocking and certain repair expenditures, and $0.5 million lower due to net asset dispositions.

Africa and Europe. For the three and nine months ended September 30, 2023 and 2022 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$10,195		$9,917		$10,190		$9,953
FSV	12,524		11,378		12,746		10,690
PSV	22,303		14,020		19,533		12,956
Overall	15,388		11,813		14,417		11,089
Utilization:
AHTS		67%		100%		80%		99%
FSV		88%		98%		93%		87%
PSV		86%		76%		84%		75%
Overall		84%		91%		88%		86%
Available Days:
AHTS	276		276		819		819
FSV	920		828		2,730		2,580
PSV	552		525		1,638		1,296
Overall	1,748		1,629		5,187		4,695
Operating revenues:
Time charter	$22,528	97%	$17,551	100%	$65,938	102%	$44,761	99%
Other marine services	815	3%	60	0%	(1,056)	(2%)	516	1%
	23,343	100%	17,611	100%	64,882	100%	45,277	100%
Direct operating expenses:
Personnel	5,089	22%	4,694	27%	14,427	22%	11,756	26%
Repairs and maintenance	2,214	9%	2,110	12%	6,817	11%	6,327	14%
Drydocking	320	1%	383	2%	1,648	2%	1,661	4%
Insurance and loss reserves	573	3%	359	2%	1,311	2%	812	2%
Fuel, lubes and supplies	2,573	11%	2,284	13%	6,207	10%	5,247	12%
Other	1,320	6%	1,580	9%	4,356	7%	5,279	11%
	12,089	52%	11,410	65%	34,766	54%	31,082	69%
Direct Vessel Profit	$11,254	48%	$6,201	35%	$30,116	46%	$14,195	31%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $5.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.9 million higher for the Regional Core Fleet primarily as a result of increased day rates and $2.1 million higher due to the repositioning of vessels between geographic regions. Other marine services were $0.8 million higher primarily due to the recognition of previously deferred revenue partially offset by higher commission charges. As of September 30, 2023, the Company had no owned or leased-in vessels cold-stacked in this region. In addition, the Company had one vessel classified as held for sale in this region as of September 30, 2023.

Direct Operating Expenses. Direct operating expenses were $0.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $0.3 million higher for the Regional Core Fleet and $0.5 million higher due to the repositioning of vessels between geographic regions partially offset by a $0.1 million decrease due to net asset dispositions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $21.2 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $11.5 million higher due to the repositioning of vessels between geographic regions and $10.4 million higher for the Regional Core Fleet as a result of increased day rates and utilization partially offset by a $0.7 million decrease due to net asset dispositions. Other marine services were $1.6 million lower primarily due to higher commission charges.

Direct Operating Expenses. Direct operating expenses were $3.7 million higher in the Current Year Nine Months compared with the Prior Year Nine Months primarily due to the repositioning of vessels between geographic regions.

Middle East and Asia. For the three and nine months ended September 30, 2023 and 2022 the Company’s time charter statistics and direct vessel profit (loss) in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$5,643		$5,429		$5,660
FSV	9,077		8,223		8,904		7,763
PSV	13,073		7,906		10,147		8,861
Liftboats	42,500		29,000		42,499		29,000
Overall	16,313		9,507		14,240		9,694
Utilization:
AHTS		—%		100%		57%		99%
FSV		74%		91%		91%		92%
PSV		56%		63%		54%		72%
Liftboats		100%		50%		97%		61%
Overall		67%		79%		78%		81%
Available Days:
AHTS	92		92		273		273
FSV	736		828		2,184		2,457
PSV	460		460		1,365		1,649
Liftboats	184		184		546		546
Specialty (1)	—		—		—		90
Overall	1,472		1,564		4,368		5,015
Operating revenues:
Time charter	$16,087	99%	$11,712	97%	$48,678	94%	$39,278	98%
Other marine services	103	1%	319	3%	3,318	6%	828	2%
	16,190	100%	12,031	100%	51,996	100%	40,106	100%
Direct operating expenses:
Personnel	5,157	32%	5,384	45%	15,264	29%	17,106	43%
Repairs and maintenance	2,623	16%	1,776	15%	4,519	9%	6,153	15%
Drydocking	1,056	6%	3,113	26%	(723)	(1)%	6,325	16%
Insurance and loss reserves	711	4%	762	6%	2,616	5%	2,017	5%
Fuel, lubes and supplies	743	5%	1,426	12%	2,310	4%	3,754	9%
Other	779	5%	878	7%	2,340	5%	3,718	9%
	11,069	68%	13,339	111%	26,326	51%	39,073	97%
Direct Vessel Profit (Loss)	$5,121	32%	$(1,308)	(11)%	$25,670	49%	$1,033	3%

(1)
In the second quarter of 2022, the Company removed from service one specialty vessel in this region. Specialty statistics reflect the removed from service status of this vessel.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $4.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $4.6 million higher for the Regional Core Fleet as a result of increased liftboat day rates and utilization and $0.2 million lower due to the repositioning of vessels between geographic regions. As of September 30, 2023, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $2.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.4 million lower for the Regional Core Fleet, primarily due to insurance reimbursements related to drydocking expenditures expensed in prior periods, and $ 0.9 lower due to the repositioning of vessels between geographic regions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $9.4 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $14.1 million higher for the Regional Core Fleet as a result of increased liftboat day rates and utilization and $4.7 million lower due to the repositioning of vessels between geographic regions. Other marine services were $2.5 million higher primarily due to business interruption insurance revenue.

Direct Operating Expenses. Direct operating expenses were $12.7 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $7.5 million lower for the Regional Core Fleet, primarily due to insurance reimbursements related to drydocking expenditures expensed in prior periods, and $5.2 million lower due to the repositioning of vessels between geographic regions.

Latin America (Brazil, Mexico, Central and South America). For the three and nine months ended September 30, 2023 and 2022 the Company’s time charter statistics and direct vessel profit in Latin America were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
FSV	$14,950		$8,421		$13,124		$8,061
PSV	22,822		15,797		19,556		15,527
Liftboats	—		24,901		24,450		25,801
Overall	20,656		14,010		18,393		13,927
Utilization:
FSV		100%		97%		87%		96%
PSV		83%		94%		92%		93%
Liftboats		—%		10%		75%		34%
Overall		87%		93%		90%		90%
Available Days:
FSV	184		184		546		546
PSV	582		579		1,842		1,696
Liftboats	—		17		115		140
Overall	766		780		2,503		2,382
Operating revenues:
Time charter	$13,817	96%	$10,162	93%	$41,350	93%	$30,008	92%
Bareboat charter	368	3%	332	3%	1,092	2%	998	3%
Other marine services	176	1%	419	4%	1,918	4%	1,700	5%
	14,361	100%	10,913	100%	44,360	100%	32,706	100%
Direct operating expenses:
Personnel	2,985	21%	2,831	26%	10,795	24%	10,132	31%
Repairs and maintenance	1,021	7%	1,489	14%	3,559	8%	5,685	17%
Drydocking	(70)	(0)%	1	0%	1,101	3%	1	0%
Insurance and loss reserves	217	2%	347	3%	630	1%	943	3%
Fuel, lubes and supplies	773	5%	563	5%	2,322	5%	1,895	6%
Other	367	2%	393	4%	1,331	3%	1,781	5%
	5,293	37%	5,624	52%	19,738	44%	20,437	62%
Direct Vessel Profit	$9,068	63%	$5,289	48%	$24,622	56%	$12,269	38%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $3.7 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to increased day rates for the Regional Core Fleet. As of September 30, 2023, the Company had no owned or leased-in vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.3 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to the timing of certain repair expenditures.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $11.4 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $7.5 million higher for the Regional Core Fleet as a result of increased day rates and $3.9 million higher due to the repositioning of vessels between geographic regions.

Direct Operating Expenses. Direct operating expenses were $0.7 million lower in the Current Year Nine Months compared with the Prior Year Nine Months primarily due to the timing of certain repair expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter and Current Year Nine Months was $0.5 million lower and $1.2 million lower compared with the Prior Year Quarter and Prior Year Nine Months primarily due to the impairment of one leased-in vessel in 2022. Our fleet currently includes one leased in vessel compared to three in the prior year.

Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Year Nine Months were $2.3 million higher and $7.5 million higher compared to the Prior Year Quarter and Prior Year Nine Months due to increases in our allowance for credit losses and increases in salaries and benefits expenses in the Current Year Quarter and Current Year Nine Months.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Year Nine Months were $0.3 million lower and $1.5 million lower compared to the Prior Year Quarter and Prior Year Nine Months primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. There were no vessel sales during the Current Year Quarter. The Company recognized impairment charges of $0.3 million for one AHTS to adjust for indicative future cash flows. During the Prior Year Quarter, the Company sold one AHTS in exchange for the remaining equity interests in SEACOR Marlin LLC and recorded a gain on the sale of MexMar, OVH and other assets of $0.8 million. In addition, the Company recorded impairment charges of $1.2 million for one leased-in AHTS as it was not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment, classified as assets held for sale during the third quarter of 2022, which was subsequently sold in the first quarter of 2023.

During the Current Year Nine Months, the Company sold three liftboats, one specialty vessel, previously removed from service, and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $8.0 million, after transaction costs, and a gain of $2.7 million. In addition, the Company recognized impairment charges of $0.3 million for one AHTS to adjust for indicative future cash flows. During the Prior Year Nine Months, the Company sold one FSV, one liftboat, previously removed from service, office space, and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million, which included impairment charges of $0.9 million for the FSV classified as held for sale during the first quarter of 2022 and sold during the second quarter of 2022. Also, the Company sold one AHTS in exchange for the remaining equity interests in SEACOR Marlin LLC and recorded a gain on the sale of MexMar, OVH and other assets of $0.8 million.

In addition, during the Prior Year Nine Months, the Company recorded impairment charges of $1.2 million for one leased-in AHTS as it was not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment, classified as assets held for sale during the third quarter of 2022, which was subsequently sold in the first quarter of 2023.

Other Income (Expense), Net

For the three and nine months ended September 30, 2023 and 2022, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other Income (Expense):
Interest income	$340	$(123)	$1,222	$96
Interest expense	(9,536)	(7,634)	(27,060)	(21,250)
Loss on debt extinguishment	(2,004)	—	(2,004)	—
Derivative gains, net	—	1	—	—
Foreign currency gains (losses), net	571	2,314	(857)	4,305
Other, net	—	659	—	618
	$(10,629)	$(4,783)	$(28,699)	$(16,231)

Interest income. Interest income for the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months was higher due to interest received for the loan due from MexMar.

Interest expense. Interest expense was higher in the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months primarily due to a higher interest rate on the 2018 SEACOR Marine Foreign Holdings Credit Facility, a higher interest rate due to the refinancing of the 2018 SEACOR Marine Foreign Holdings Credit Facility with the 2023 SEACOR Marine Foreign Holdings Credit Facility, a higher interest rate due to the exchange of the Old Convertible Notes for the Guaranteed Notes and the New Convertible Notes, and higher interest rates on variable rate debt as a result of the interest rate environment.

Loss on debt extinguishment. Loss on debt extinguishment was higher in the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months due to the exchange of the 2018 SEACOR Marine Foreign Holdings Credit Facility for the 2023 SEACOR Marine Foreign Holdings Credit Facility. See “Note 5. Long-Term Debt” to the Unaudited Consolidated Financial Statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

Derivative gains, net. Net derivative losses for the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months decreased due to the Company no longer having a conversion option liability.

Foreign currency gains (losses), net. Foreign currency losses for the Current Year Quarter and Current Year Nine Months compared to foreign currency gains for the Prior Year Quarter and Prior Year Nine Months was primarily due to various changes in foreign currencies.

Income Tax Expense

During the nine months ended September 30, 2023, the Company’s effective income tax rate of 15.32% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $2.5 million higher and earnings for the Current Year Nine Months compared with the Prior Year Nine Months were $2.7 million lower due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
MexMar	$—	$(1,689)	$—	$2,133
SEACOR Arabia	2,063	142	2,878	493
Offshore Vessel Holdings	—	929	—	2,571
Other	210	364	304	638
	$2,273	$(254)	$3,182	$5,835

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

As of September 30, 2023, the Company held balances of cash, cash equivalents and restricted cash totaling $58.6 million. As of September 30, 2022, the Company held balances of cash, cash equivalents and restricted cash totaling $50.8 million.

As of September 30, 2023, the Company had outstanding debt of $319.8 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of September 30, 2023, are as follows (in thousands):

Actual
Remainder 2023	$6,173
2024	28,365
2025	28,605
2026	152,405
2027	27,165
Years subsequent to 2027	116,483
$359,196

As of September 30, 2023, the Company had unfunded capital commitments of $1.0 million for miscellaneous vessel equipment payable during 2024. The Company has indefinitely deferred an additional $9.2 million of orders with respect to one FSV that the Company had previously reported as unfunded capital commitments.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by or (used in):
Operating Activities	$10,430	$(11,840)
Investing Activities	16,078	52,932
Financing Activities	(10,919)	(31,500)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	2	(2)
Net Change in Cash, Restricted Cash and Cash Equivalents	$15,591	$9,590

Operating Activities

Cash flows provided by operating activities increased by $22.3 million in the Current Year Nine Months compared with the Prior Year Nine Months primarily due to increases in day rates and utilization offset by changes in working capital. The components of cash flows provided by and/or used in operating activities during the Current Year Nine Months and Prior Year Nine Months were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
DVP:
United States, primarily Gulf of Mexico	$9,639	$4,255
Africa and Europe	30,116	14,195
Middle East and Asia	25,670	1,033
Latin America	24,622	12,269
Operating, leased-in equipment	(1,805)	(1,656)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(29,893)	(26,258)
Other, net (excluding non-cash losses)	—	618
Dividends received from 50% or less owned companies	2,075	2,983
	60,424	7,439
Changes in operating assets and liabilities before interest and income taxes	(29,017)	(5,193)
Cash settlements on derivative transactions, net	577	(782)
Interest paid, excluding capitalized interest (1)	(21,046)	(14,286)
Interest received	1,222	96
Income taxes (paid) refunded, net	(1,730)	886
Total cash flows provided by (used in) operating activities	$10,430	$(11,840)

(1)
During the Current Year Nine Months and the Prior Year Nine Months, the Company paid no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Nine Months, net cash provided by investing activities was $16.1 million, primarily as a result of the following:

•
capital expenditures were $7.0 million;
•
the Company sold three liftboats, one specialty vessel, previously removed from service, and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $8.0 million, after transaction costs, and a gain of $2.7 million; and
•
the Company received $15.0 million of principal payments under the MexMar Third A&R Facility Agreement. This facility has now been repaid in full.

During the Prior Year Nine Months, net cash provided by investing activities was $52.9 million, primarily as a result of the following:

•
capital expenditures were $0.3 million;
•
the Company sold one FSV, one liftboat, previously removed from service, office space, and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million;
•
the Company received $0.5 million from investments in, and advances to, its 50% or less owned companies for principal payments on notes receivables;
•
the Company received $66.0 million of cash proceeds from the sale of investments in, and advances to, its 50% or less owned companies in the Framework Agreement Transactions; and

•
the Company deployed $28.8 million to acquire the loans under the MexMar Original Facility Agreement and received $8.8 million of principal payments under such loan.

Financing Activities

During the Current Year Nine Months, net cash used in financing activities was $10.9 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $23.0 million;
•
the Company made payments on debt extinguishment of $131.6 million;
•
the Company made payments on debt extinguishment costs of $1.8 million;
•
the Company received proceeds from the issuance of long-term debt of $148.4 million;
•
the Company made payments on finance leases of $0.5 million; and
•
the Company made payments on tax withholdings for restricted stock vesting and director share awards of $2.4 million.

During the Prior Year Nine Months, net cash used in financing activities was $31.5 million primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $30.7 million;
•
the Company received $0.2 million proceeds from the exercise of stock options;
•
the Company made payments on finance leases of $0.2 million; and
•
the Company made payments on tax withholdings for restricted stock vesting and director share awards of $0.7 million.

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

2023 SEACOR Marine Foreign Holdings Credit Facility. On September 8, 2023, SEACOR Marine, as parent guarantor, SMFH, as borrower, and certain other wholly-owned subsidiaries of SEACOR Marine, as subsidiary guarantors, entered into a credit agreement providing for a $122.0 million senior secured term loan (the “2023 SEACOR Marine Foreign Holdings Credit Facility” and such agreement, the “2023 SMFH Credit Agreement”) with certain affiliates of EnTrust Global, as lenders, Kroll Agency Services, Limited, as facility agent, and Kroll Trustee Services Limited, as security trustee.

The proceeds of the 2023 SEACOR Marine Foreign Holdings Credit Facility were used to:

(x) refinance approximately $104.8 million of existing principal indebtedness comprised of: (a) $61.1 million incurred under the 2018 SEACOR Marine Foreign Holdings Credit Facility, (b) $11.0 million incurred under the SEACOR 88/888 Term Loan, (c) $15.1 million incurred under the SEACOR Offshore OSV Credit Facility, (d) $13.7 million incurred under the SEACOR Offshore Delta (f/k/a SEACOSCO) Acquisition Debt, and (e) $3.9 million incurred under the Tarahumara Shipyard Financing, which payoff amount reflects a 7% discount to book value,

(y) acquire 100% ownership of the Amy Clemons McCall, a 2014 build fast support vessel, previously operated under lease and now pledged as collateral under the 2023 SEACOR Marine Foreign Holdings Credit Facility, and

(z) satisfy accrued and unpaid interest, fees, and general corporate purposes. The funds available under the 2023 SEACOR Marine Foreign Holdings Credit Facility were fully drawn on September 14, 2023.

The 2023 SEACOR Marine Foreign Holdings Credit Facility matures on September 14, 2028, with quarterly amortization of 2.5% of the initial loan advanced thereunder, with the remaining outstanding principal amount due on the maturity date. The 2023 SEACOR Marine Foreign Holdings Credit Facility bears interest at a fixed rate of 11.75% per annum.

The loan may be prepaid at any time in amounts of $1,000,000 or greater, subject to: (a) prior to the 12-month anniversary of funding, a premium equal to the remaining unpaid interest due over the first 15 months of the loan, and (b) after the 12-month anniversary of funding and prior to the 30-month anniversary of funding, a decreasing premium ranging from 3.00% to 1.00% of the amount prepaid.

The 2023 SEACOR Marine Foreign Holdings Credit Facility contains customary covenants for financings of this type including financial maintenance and restrictive covenants, such as the aggregate collateral vessel value to the sum of the outstanding principal amounts of the loans. The 2023 SEACOR Marine Foreign Holdings Credit Facility restricts the payment of dividends and distributions and the ability of the borrower and subsidiary guarantors to make certain investments, subject to important exceptions. In addition, the 2023 SEACOR Marine Foreign Holdings Credit Facility includes customary events of default.

SEACOR Marine issued a guaranty with respect to the obligations of the Borrower under the 2023 SMFH Credit Agreement and related documents (the “2023 SMFH Credit Facility Guaranty”). The 2023 SMFH Credit Facility Guaranty includes, among other customary covenants, various financial covenants, including (A) minimum Cash and Cash Equivalents (as defined in the 2023 SMFH Credit Agreement) of the higher of $20.0 million and 7.5% of Net Interest-Bearing Debt (as defined in the 2023 SMFH Credit Agreement), (B) minimum Equity Ratio (as defined in the 2023 SMFH Credit Agreement) of 35%, and (C) maximum Debt-to-Capitalization Ratio (as defined in the 2023 SMFH Credit Agreement) of 65%. The 2023 SMFH Credit Facility Guaranty also restricts the payment of dividends and distributions and includes certain restrictions on the prepayment of unsecured indebtedness.

SEACOR Alpine Credit Facility. On September 8, 2023, SEACOR Marine entered into an amended and restated guaranty (“A&R SEACOR Alpine Credit Facility Guaranty”) with respect to the SEACOR Alpine Credit Facility. The A&R SEACOR Alpine Credit Facility Guaranty aligns the financial covenants and conditions relating to the payment of dividends and distributions reflected therein with those reflected in the 2023 SMFH Credit Facility Guaranty described above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2022 Annual Report. There has been no material change in the Company’s exposure to market risk during the nine months ended September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Withheld	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
July 1, 2023 to July 31, 2023	—	$—	—	—
August 1, 2023 to August 31, 2023	—	$—	—	—
September 1, 2023 to September 30, 2023	—	$—	—	—

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

At the Market Offering.

On November 1, 2023, SEACOR Marine entered into an at-the-market sales agreement (the “sales agreement”) with B. Riley Securities, Inc. (the “sales agent”), relating to the issuance and sale from time to time by SEACOR Marine (the “ATM Offering”), through the sales agent, of shares of SEACOR Marine’s common stock, par value $0.01 per share (the “Common Stock”) having an aggregate gross sales price of up to $25.0 million (the “ATM Shares”). Sales of the ATM Shares, if any, under the sales agreement may be made in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange (the “NYSE”), the existing trading market for SEACOR Marine’s Common Stock, or any other market venue where SEACOR Marine’s Common Stock may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The sales agent may also sell the ATM Shares by any other method permitted by law.

Under the terms of the sales agreement, SEACOR Marine may also sell ATM Shares to the sales agent, as principal for its own account, including a block trade, at a price agreed upon at the time of sale. If SEACOR

Marine sells ATM Shares to the sales agent as principal, SEACOR Marine will enter into a separate terms agreement with the sales agent and will describe any such agreement in a separate prospectus supplement or pricing supplement.

The sales agreement includes customary representations, warranties and covenants by SEACOR Marine and customary obligations of the parties and termination provisions. SEACOR Marine has agreed to indemnify the sales agent against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), or to contribute to payments the sales agent may be required to make with respect to any of those liabilities. Under the terms of the sales agreement, SEACOR Marine will pay the sales agent a commission of up to 3% of the gross sales price of any ATM Shares sold.

The ATM Shares to be sold under the sales agreement, if any, will be issued and sold pursuant to the prospectus forming a part of SEACOR Marine’s shelf registration statement on Form S-3 (File No. 333-262447), which was filed by SEACOR Marine with the Securities and Exchange Commission (“SEC”) on February 1, 2022 and became effective on February 11, 2022, and the Company will file a prospectus supplement with the SEC related to the ATM Shares. SEACOR Marine plans to use the net proceeds from any sales of ATM Shares pursuant to the sales agreement for general corporate purposes, which may include additions to working capital, capital expenditures, repayment of debt, or the financing of possible acquisitions and investments.

The offering of common stock pursuant to the sales agreement will terminate upon the earliest of (1) the sale of ATM Shares with an aggregate gross sales price of $25.0 million or (2) the termination of the sales agreement by SEACOR Marine or by the sales agent, with respect to the sales agent only.

The foregoing description of the sales agreement is not complete and is qualified in its entirety by reference to the full text of the sales agreement, a copy of which is filed as Exhibit 1.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. In connection with the ATM Offering, Milbank LLP provided the Company with the legal opinion attached to this Quarterly Report on Form 10-Q as Exhibit 5.1.

The sales agent and its related entities have engaged, and may in the future engage, in commercial and investment banking transactions with the Company in the ordinary course of their businesses. They have received, and expect to receive, customary compensation and expense reimbursement for these commercial and investment banking transactions.

The disclosure about the ATM Offering shall not constitute an offer to sell or the solicitation of an offer to buy the Common Stock discussed herein, nor shall there be any offer, solicitation, or sale of common stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

ITEM 6. EXHIBITS

1.1	Sales Agreement, dated November 1, 2023, by and between SEACOR Marine Holdings Inc. and B. Riley Securities, Inc.

5.1	Opinion of Milbank LLP.

10.1*

Credit Agreement, dated as of September 8, 2023, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., the entities identified on Schedule 1-A thereto as subsidiary guarantors, the lenders identified on Schedule 1-B thereto, Kroll Agency Services Limited and Kroll Trustee Services Limited (incorporated by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on September 11, 2023 (File No. 001-37966)).

10.2*

Guaranty, dated as of September 8, 2023, by SEACOR Marine Holdings Inc. in favor of Kroll Trustee Services Limited (incorporated by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on September 11, 2023 (File No. 001-37966)).

10.3*

Amended and Restated Guaranty, dated as of September 8, 2023, by SEACOR Marine Holdings Inc. in favor of Mountain Supply LLC (incorporated by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on September 11, 2023 (File No. 001-37966)).

23.1	Consent of Milbank LLP (included in its opinion filed as Exhibit 5.1).

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

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

SEACOR Marine Holdings Inc.

Date:	November 1, 2023	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	November 1, 2023	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 1, 2023	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)