Form 10-K
period 2023-12-31
SEACOR Marine Holdings Inc.
filed 2024-02-29
CIK 1690334

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2023 was approximately $272.5 million based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock outstanding as of February 25, 2024 was 27,178,349.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company’s corporate governance documents, including SEACOR Marine’s board of directors’ (“Board of Directors”) Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters as well as the Company’s Corporate Governance Guidelines and Code of Ethics are available, free of charge, on SEACOR Marine’s website or in print for stockholders who request a copy.

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

Business

The Company provides global marine and support transportation services to offshore energy facilities worldwide. The Company operates and manages a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations, including offshore wind farms, (ii) assist offshore operations for production and storage facilities, (iii) provide construction, well work-over, offshore wind farm installation and decommissioning support, (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair, and (v) handle anchors and mooring equipment for offshore rigs and platforms. Additionally, the Company’s vessels provide emergency response services and accommodations for technicians and specialists.

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

For a discussion of risk and economic factors that may impact the Company’s financial position and its results of operations, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

						Owned Fleet
	Owned	Joint- Ventured (1)	Leased - in	Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2023 (2)
PSV	21	—	—	—	21	7	5	16
FSV	22	—	—	3	25	11	6	16
Liftboats	8	—	—	—	8	13	6	2
AHTS	3	—	1	—	4	14	—	3
	54	—	1	3	58	10	17	37
2022
PSV	21	—	—	—	21	6	5	16
FSV	22	—	1	2	25	10	5	17
Liftboats	9	—	—	—	9	12	7	2
AHTS	3	—	2	—	5	13	—	3
	55	—	3	2	60	9	17	38
2021
PSV	20	15	—	—	35	5	5	15
FSV	23	5	1	1	30	9	5	18
Liftboats (3)	9	—	—	—	9	11	7	2
AHTS	4	—	2	—	6	13	1	3
Specialty (4)	1	—	—	—	1	13	—	1
	57	20	3	1	81	8	18	39

(1)
In the third quarter of 2022, the Company sold its equity interests in each of MexMar and OVH (as each are defined in “Markets” below) and acquired 100% of the equity interest in SEACOR Marlin LLC, resulting in the Company no longer operating any joint-ventured vessels.
(2)
As of December 31, 2023, 51 of the Company’s owned and leased-in vessels were outfitted with dynamic positioning (“DP”) systems. DP systems enable vessels to maintain a fixed position in close proximity to a rig or platform. The most technologically advanced DP systems have enhanced redundancy in the vessel’s power, electrical, computer and reference systems enabling vessels to maintain accurate position-keeping even in the event of failure of one of those systems (“DP-2”) and, in some cases, in the event of fire and flood (“DP-3”).
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

Platform supply vessels (“PSVs”) generally range from 190 to more than 300 feet in length and are primarily used to deliver general cargo, drilling fluids, bulk products, methanol, diesel fuel and water to rigs and platforms where drilling and work-over activity is underway. These vessels can be modified for a wide variety of other uses and missions, including, but not limited to, construction support (typically when fitted with a crane), standby, security, firefighting, and accommodation. Relevant differentiating features of PSVs are total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and bulk products used in the drilling process, tank storage for water and fuel oil, accommodation capacity and fuel efficiency. To improve fuel efficiency, reduce carbon and other emissions, and provide greater redundancy, PSVs are sometimes equipped with hybrid battery power systems. As of December 31, 2023, six of the 21 owned PSVs were equipped with hybrid battery power systems. The Company has also committed to additional hybrid battery power systems to be installed on five PSVs in 2024 and 2025. Additional factors in the commercial marketability of PSVs are operating draft because certain markets are limited in the size of vessel that can work safely, local flag preference, cabotage requirements and regulations. To improve station keeping ability, many modern PSVs have DP systems capabilities. As of December 31, 2023, all 21 of the owned PSVs were equipped with DP-2.

Fast support vessels (“FSVs”) are aluminum hull vessels used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations at greater speeds than traditional steel hull support vessels. FSVs can be catamaran or mono-hull vessels ranging from 145 to 205 feet in length and capable of speeds between 20 to 45 knots with capacities to carry special cargo, support both drilling operations and production services and transport passengers. The Company’s FSV fleet includes vessels that have a passenger capacity of 36 to 150 and, on certain newer FSVs, include reclining seating, ambient lighting and other features to enhance the comfort and marketability of the FSV for passenger transport. FSVs built within the last ten years are sometimes equipped with DP-2 systems, firefighting equipment, hospitals, walk to work and ride control systems for greater comfort and performance. As of December 31, 2023, 20 of the 22 owned FSVs were equipped with DP-2 and two were equipped with DP-3. We have been a pioneer in improving the fuel efficiency of FSVs. For instance, our FSV fleet is comprised of vessels with semi-displacement hulls and many of our vessels include ride control technology that optimizes vessel trim and dampens acceleration to reduce fuel consumption. We have also been exploring additional means to cut down on fuel consumption of FSVs, such as through the installation of whole hull ultrasonic antifouling systems. This antifouling technology is currently on 17 of our FSVs.

In addition to its existing fleet of FSVs, as of December 31, 2023, the Company has a construction project in progress for one U.S.-flag, DP-2 FSV with an undetermined delivery date as the Company, at its option, may defer its construction for an indefinite period of time.

Liftboats provide a self-propelled, stable platform to perform offshore wind farm installation and maintenance, production platform construction, inspection, maintenance and removal, well intervention and work-over, well production enhancement, well plug and abandonment, pipeline installation and maintenance and diving operations. The length of jacking legs (235 feet to 335 feet for the Company’s liftboats) determines the water depth in which these vessels can work. Other differentiating features are crane lifting capacity and reach, clear deck area, helipad and electrical generating power and accommodation capacity. Liftboats are used in all of our operating areas. As of December 31, 2023, three of the eight owned liftboats were equipped with DP-2, one with DP-1 and the remaining liftboats were not equipped with DP. Liftboats can support projects while elevated out of the water, shutting down all main engines and relying on one generator during the project, realizing a significant reduction in fuel consumption over vessels that can perform similar missions but that would have to run all engines for the same performance.

Anchor handling towing supply vessels (“AHTS”) are used primarily to support offshore drilling activities by towing, positioning and mooring drilling rigs and other marine equipment. AHTS are also used to carry and launch equipment such as remote operated vehicles (“ROVs”) used underwater in drilling and well installation, maintenance, and repair and transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations, including floating offshore wind farm installations. The defining characteristics of AHTS are: (i) horsepower (“bhp”); (ii) Bollard pull, which is the pulling capacity of the AHTS and is important for towing and positioning rigs; (iii) winch size in terms of “line pull” and brake holding capacity; and (iv) wire storage capacity. The Company’s fleet of AHTS has varying capabilities and supports offshore mooring activities in water depths ranging from 300 to 8,000 feet. Most modern AHTS are equipped with DP systems and can also carry drilling fluids and bulk products below-deck. As of December 31, 2023, all four of the Company’s owned and leased-in AHTS were equipped with DP-2.

Specialty vessels include anchor handling tugs, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services. The Company has not had any specialty vessels in its active fleet since the second quarter of 2022.

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

The table below sets forth vessel types by geographic market as of December 31 for the indicated years. The Company sometimes participates in joint venture arrangements in certain geographical locations in order to enhance marketing capabilities and facilitate operations in certain foreign markets or if otherwise required by law allowing for the expansion of its fleet and operations while diversifying risks and reducing capital outlays associated with such expansion. Since September 2022, the Company has not participated in any joint ventures that own or lease in vessels.

Over the past three years, the Company has worked diligently to right size through vessel sales and exiting from joint ventures, and configure its fleet to meet the demands of its markets, including by focusing on environmental stewardship through the reconfiguration of vessels to utilize hybrid battery power systems. In addition, the Company’s fleet reconfiguration has enabled it to meet its goals of focusing on the highest margin vessels and deployments. The Company believes its smaller fleet, together with a simplified capital structure, will allow it to react more quickly and dynamically to a variety of investment opportunities in its industry.

	2023	2022	2021
United States, primarily U.S. Gulf of Mexico:
PSV	2	3	3
FSV	5	5	4
Liftboats	6	7	6
AHTS	—	1	2
	13	16	15
Africa and Europe, continuing operations:
PSV	6	6	3
FSV	10	10	10
AHTS	3	3	3
	19	19	16
Middle East and Asia:
PSV	5	5	7
FSV	8	8	9
Liftboats	2	2	2
AHTS	1	1	1
Specialty	—	—	1
	16	16	20
Latin America:
PSV	8	7	22
FSV	2	2	7
Liftboats	—	—	1
	10	9	30
Total Foreign Fleet	45	44	66
Total Fleet	58	60	81

United States, primarily U.S. Gulf of Mexico. As of December 31, 2023, 13 vessels were located in this region, including 11 owned and two managed. The Company’s vessels in this market consist primarily of a fleet of FSVs, PSVs and liftboats that support oil and natural gas exploration and production activities, seasonal construction, decommissioning and diving support operations, as well as the construction and maintenance of offshore wind farms in the Northeast of the U.S.

Africa and Europe, continuing operations. As of December 31, 2023, 19 vessels were located in this region, including 18 owned and one leased-in. The Company’s vessels in this market generally support projects for major oil companies primarily in Angola, Senegal, Namibia, Nigeria and the North Sea. On January 12, 2021, the Company completed the sale of its Windcat Workboats CTV Business, comprised of 46 CTVs (45 active vessels and one vessel previously removed from service) located in Europe providing crew transfer to offshore wind farms.

Middle East and Asia. As of December 31, 2023, 16 vessels were located in this region, including 15 owned and one managed. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Saudi Arabia, United Arab Emirates, Qatar and Egypt.

Latin America. As of December 31, 2023, ten vessels were located in this region, all of which were owned. These vessels consist of a fleet of FSVs and PSVs that provide support for exploration and production activities primarily in Mexico, Guyana and Trinidad and Tobago. From time to time, the Company’s vessels also work in Brazil and Colombia. On September 29, 2022, the Company sold its equity interests in Mantenimiento Express Marítimo, S.A.P.I. de C.V. (“MexMar”), and Offshore Vessels Holding, S.A.P.I. de C.V. (“OVH”), and acquired 100% of the equity interest in SEACOR Marlin LLC. As a result, the Company no longer operates 19 of the joint-ventured vessels owned by MexMar and OVH, and acquired one previously joint-ventured vessel owned by SEACOR Marlin LLC.

Seasonality

The demand for the Company’s fleet can fluctuate with weather conditions because maintenance, construction and decommissioning activities are planned during times of the year with more favorable weather conditions. Seasonality is most pronounced for the liftboat fleet in the United States and offshore support vessels in Europe, Middle East and West Africa, with peak demand normally occurring during the summer months. As a consequence of this seasonality, the Company typically schedules drydockings or other repair and maintenance activity during the winter months.

Customers and Contractual Arrangements

The Company’s principal customers are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies. For oil and natural gas customers, the volatility of commodity prices and an increased focus on capital discipline (e.g., limiting spending to existing free cash flow and prioritizing returning money to shareholders) could limit their field development and production activities which utilize the Company’s services, as these companies continue to focus on increasing or maintaining efficiency, controlling costs and delaying or abandoning exploration activity and facilities with less promise. However, some of our oil and natural gas customers are increasing their capital expenditures in response to higher post-pandemic demand for energy and are increasing their focus on reliable and secure energy sources while maintaining capital discipline. Additionally, increasing offshore wind farm development, particularly in the Northeast of the U.S., has provided opportunities for the Company to work with new customers.

During the year ended December 31, 2023, three customers, ExxonMobil Corporation (“ExxonMobil”), SEACOR Marine Arabia LLC (“SEACOR Marine Arabia”), a joint venture that is 45% owned by a subsidiary of SEACOR Marine and through which vessels are in service to Saudi Arabian Oil Company (“Saudi Aramco”), and Azule Energy Angola S.p.A. (“Azule”), a joint venture between BP p.l.c. and Eni S.p.A., were each responsible for over 10% of the Company’s consolidated operating revenues from continuing operations. ExxonMobil, SEACOR Marine Arabia and Azule were responsible for 17%, 15% and 15%, respectively, of the Company’s consolidated revenues from continuing operations in 2023. The Company’s ten largest customers accounted for approximately 73% of the consolidated revenues from continuing operations in 2023. The loss of one or more of these customers could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Competitive Conditions

The market for offshore marine services is highly fragmented and competitive depending upon the region of operation. The most important competitive factors are pricing, availability and specifications of equipment to fit customer requirements. Other important factors include service, reputation, flag preference, local marine operating and regulatory conditions, the ability to provide and maintain logistical support given the complexity of a project, and the cost of moving equipment from one geographic region to another.

The Company has numerous competitors in each of the geographic regions in which it operates, ranging from international companies that operate in many regions to smaller local companies that typically concentrate their activities in one specific country or region.

Risks of Foreign Operations

For the years ended December 31, 2023, 2022, and 2021, 79%, 72%, and 88%, respectively, of the Company’s operating revenues from continuing operations and $3.6 million, $7.0 million and $15.4 million, respectively, of the Company’s equity in earnings from 50% or less owned companies, net of tax, were derived from its foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows or prospects. See the risk factors regarding international operations in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

Regulatory Matters

Most of the vessels operated by the Company are registered in foreign jurisdictions, with the remainder registered in the U.S. Vessels are subject to the laws of the applicable jurisdiction of registration regarding several matters, including ownership, manning, environmental protection and safety. In addition, the Company’s vessels are subject to the requirements of a number of international conventions that are applicable to vessels depending on their jurisdiction of registration. Among the more significant of these conventions are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”); (ii) the International Convention for the Safety of Life at Sea, 1974 and 1978 Protocols (“SOLAS”); (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”); (iv) the Maritime Labour Convention, 2006 (the “MLC”); and (v) the International Ship and Port Facility Security Code (the “ISPS Code”).

Domestically registered vessels are subject to the jurisdiction of the U.S. Coast Guard (“USCG”), the U.S. Customs and Border Protection (“CBP”), the U.S. Environmental Protection Agency (“EPA”) and the U.S. Maritime Administration (“MARAD”), as well as in certain instances applicable state and local laws. The Company’s operations may be, from time to time, regulated by the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) and its Safety and Environmental Management System regulations, and the Company must also periodically certify that its maritime operations adhere to those regulations. These agencies and organizations establish safety requirements and standards and, together with the National Transportation Safety Board (“NTSB”), are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. The Company is also subject to the requirements of the Occupational Safety and Health Act, and comparable state laws and regulations that govern the protection of the health and safety of employees.

The Company is subject to regulation under the U.S. Merchant Marine Act of 1920 (“Jones Act”) and related U.S. cabotage laws, which restrict ownership and operation of vessels in the U.S. coastwise trade (defined as trade between points in the U.S.), including the transportation of cargo. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the U.S., registered under the U.S.-flag, manned by predominantly U.S. crews, and be owned, operated and controlled by U.S. citizens. Violation of the Jones Act could prohibit operation of vessels in the U.S. coastwise trade during the period of such non-compliance, result in material fines and subject Company vessels to seizure and forfeiture.

SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws include various provisions designed to facilitate compliance with the Jones Act, including provisions that: (i) limit the aggregate percentage ownership by non-U.S. citizens of any class of SEACOR Marine’s capital stock (including Common Stock) to 22.5% of the outstanding shares of each such class to ensure that ownership by non-U.S. citizens will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorize the Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%; (ii) permit the use of a dual stock certification system to help determine such ownership; (iii) provide that any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against SEACOR Marine and prohibit SEACOR Marine and its transfer agent from registering such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as a stockholder of SEACOR Marine for any purpose whatsoever except to exercise its remedies; (iv) provide that the purported transferee of any such excess shares shall not have any voting or dividend rights; (v) permit SEACOR Marine to redeem any such excess shares; and (vi) permit the Board of Directors to make such reasonable determinations as may be necessary to ascertain such ownership and implement such limitations. In addition, SEACOR Marine’s Third Amended and Restated By-Laws limit the number of non-U.S. citizens that may serve as directors and restrict any non-U.S. citizen from, among other things, holding certain specified senior officer positions. For more information, see SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and Third Amended and Restated By-Laws, which are filed as exhibits to this Annual Report on Form 10-K.

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

The hull and machinery of most commercial vessels are classed by an international classification society authorized by its country of registry and subject to survey and inspection by shipping regulatory bodies. The international classification society certifies that a vessel is maintained in accordance with the applicable rules and regulations of the vessel’s country of registry and SOLAS. Certain of the Company's vessels are subject to the periodic inspection, survey, drydocking and maintenance requirements of the USCG, the American Bureau of Shipping (“ABS”) and other marine classification societies.

Under provisions of the Merchant Marine Act of 1936 (“Merchant Marine Act”) and Chapter 563 of Title 46 of the U.S. Code, the Company’s U.S.-flag vessels are subject to requisition, charter or purchase by the U.S. government under certain terms and conditions during a national emergency as described further in “Item 1A. Risk Factors” under the heading “Under certain circumstances, the Company’s vessels are subject to requisition for ownership or use by governmental agencies” of this Annual Report on Form 10-K. Vessels registered under other flag states may also be subject to requisition or purchase in accordance with applicable local law.

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

OPA 90 limits liability for responsible parties for non-tank vessels, such as the Company’s, to the greater of $1,300 per gross ton or $1,076,000. These liability limits do not apply (a) if an incident is caused by the responsible party’s violation (or the violation of a person acting pursuant to a contract with the responsible party) of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, (b) if the responsible party fails or refuses to report the incident or to provide reasonable cooperation and assistance in connection with oil removal activities as required by a responsible official or (c) if the responsible party fails or refuses to comply with an order issued under OPA 90.

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

Under the USCG regulations, owners and operators of non-tank vessels are required to prepare response plans. The Company expects its current pollution liability insurance to cover spill removal costs and damage, subject to coverage deductibles and limitations, including a cap of $1.0 billion. The Company’s business, financial position, results of operations, cash flows or prospects could be material adversely affected if the Company incurs spill liability under circumstances in which the Company’s insurance does not provide coverage, the Company’s underwriters fail or refuse to pay a covered claim, or the loss exceeds the Company’s coverage limitations.

MARPOL is the main international convention covering prevention of marine pollution by vessels from operational or accidental discharges. It is implemented in the U.S. pursuant to the Act to Prevent Pollution from Ships. Since the 1990s, the Department of Justice (“DOJ”) has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crew members, shore side personnel, and corporate officers related to violations of MARPOL. Violations have related to pollution prevention devices, such as the oily-water separator, and include falsifying records, obstructing justice, and making false statements. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required most defendants to implement a comprehensive environmental compliance plan (“ECP”) or risk losing the ability to operate in U.S. waters. If the Company is subjected to a DOJ prosecution, it could suffer material adverse effects, including substantial criminal penalties and defense costs, reputational damages and costs associated with the implementation of an ECP.

The Clean Water Act (“CWA”) prohibits the discharge of “pollutants” into the navigable waters of the U.S. The CWA also prohibits the discharge of oil or hazardous substances into navigable waters of the U.S. and the EEZ around the U.S. and imposes civil and criminal penalties for unauthorized discharges, thereby exposing the Company to potential liability that is in addition to its exposure arising under OPA 90 and CERCLA. The CWA also imposes liability for removal and cleanup costs.

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

On December 4, 2018, the U.S. Congress enacted the Vessel Incidental Discharge Act (“VIDA”), establishing a new framework for the regulation of discharges incidental to the normal operations of vessels. In October of 2020, the EPA published proposed performance standards for vessel incidental discharges, and in October 2023 the EPA supplemented the proposed rulemaking in response to public comments, providing additional USCG data and supplemental regulatory options being considered by the EPA for discharge from ballast tanks, hulls and niche areas, and graywater systems. The final rule is expected to be published in the Federal Register in the fall of 2024, which will be followed by a USCG rulemaking process to issue enforcement regulations, with a deadline set by the VIDA of two years after the EPA’s final rule. VIDA extends the 2013 VGP’s provisions, leaving them in effect until new regulations are final and enforceable. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the 2013 VGP, including submission of annual reports. The Company believes it is premature to predict what additional costs it may incur to comply with any such new regulations and performance standards.

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

The U.S. National Invasive Species Act (“NISA”) was enacted in 1996 in response to growing reports of harmful organisms being released into U.S. waters through ballast water received in foreign ports. The USCG adopted regulations under NISA that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. All new vessels constructed on or after December 1, 2013, regardless of ballast water capacity, must comply with these requirements on delivery from the shipyard absent an extension from the USCG. For non-exempt vessels, ballast water treatment equipment may be required to be used on the vessel. Some U.S. states have enacted legislation or regulations to address the introduction of invasive species through ballast water and hull cleaning management, and permitting requirements, which in many cases have also become part of the state’s 2013 VGP certification. Other states may proceed with the enactment of similar requirements that could increase the Company’s costs of operating in state waters. The Company believes that all of its vessels maintain a ballast water management plan compliant with applicable regulations.

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

MARPOL also addresses air emissions, including emissions of sulfur and nitrous oxide (“NOx”), from vessels, including a requirement to use low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. Since January 1, 2020, vessels worldwide have been required to use fuel with a sulfur content no greater than 0.5%, which is a reduction from the prior limit of 3.5%. MARPOL also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes irrespective of the tonnage of the vessel into which such an engine is installed. The actual NOx limit is determined by a variety of factors, including the vessel’s construction date, rated engine speed, and operating area.

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

Various international conventions and federal, state and local laws and regulations have been considered or implemented to address the environmental effects of emissions of greenhouse gases, such as carbon dioxide and methane. At United Nations climate change conferences over the past few decades, various countries have agreed to specific international accords or protocols to establish limitations on greenhouse gas emissions. In December 1997, the Kyoto Protocol was adopted pursuant to which member parties agreed to implement national programs to reduce emissions of greenhouse gases. At the 2015 United Nations climate change conference in Paris, the U.S. and various other countries adopted the Paris Agreement, which seeks to reduce emissions in an effort to slow global warming. At the 2023 COP28 United Nations climate summit in Dubai, the U.S. and nearly 200 other countries agreed to transition away from using fossil fuels in energy systems. None of these U.N. accords specifically mention shipping.

The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The first step toward this goal occurred in October 2016, when the IMO adopted a system for collecting data on ships’ fuel-oil consumption, which will be mandatory and apply globally. In 2020, the IMO proposed amendments to MARPOL that would require vessels to combine a technical and an operational approach to reduce their carbon intensity. The measures are aimed at reducing carbon intensity of international shipping by 40% by 2030, compared to 2008. The IMO’s Marine Environment Protection Committee adopted a revised strategy to reduce greenhouse gas emissions and has set a target to reach net-zero GHG emissions from shipping by or around 2050.

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

To implement certain portions of the U.S. Maritime Transportation Security Act of 2002 (“MTSA”), the USCG issued regulations in 2003 requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the U.S. Similarly, in December 2002, the IMO adopted amendments to SOLAS, known as the ISPS Code, creating a new chapter dealing specifically with maritime security. The chapter imposes various detailed security obligations on vessels and port authorities. Included in the various requirements under MTSA and/or the ISPS Code are the following:

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

In response to these security programs, the Company has implemented red flag security plans and other procedures designed to address applicable security standards.

Industry Hazards and Insurance

Vessel operations involve inherent risks associated with carrying large volumes of cargo and rendering services in a marine environment. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in death or injury to personnel, damage to equipment, loss of operating revenues, contamination of cargo, pollution and other environmental damages and increased costs. The Company maintains hull, liability and war risk, general liability, workers compensation and other customary insurance subject to various deductions, exclusions and coverage caps. The Company also conducts training, drills and safety awareness programs to promote a safe working environment and minimize and respond to hazards. See “Item 1A. Risk Factors – The Company is subject to hazards inherent in the operation of offshore support and related vessels and has experienced accidents that have resulted in the loss of life, disrupted operations and caused reputational harm.”

Employees and Human Capital Management

The Company’s sustainability council (the “Sustainability Council”), established on September 17, 2020, is mandated to oversee the Company’s enhanced environmental, social and governance (“ESG”) program. The Sustainability Council is an internal committee led by SEACOR Marine’s Chief Executive Officer with membership made up of senior executives, operational heads, and safety and health, compliance, and human resources professionals. The Sustainability Council that reports to the Nominating and Corporate Governance Committee of the Board of Directors. The Sustainability Council collaborates and drives initiatives on all matters related to sustainability, including, but not limited to environmental protection, clean energy technology, social responsibility, employee, lender, contractor and community engagement, health and safety, and community empowerment. Together with the Board of Directors, the Sustainability Council helps establish sustainability goals and integrate them into strategic and tactical business activities across the Company to contribute to risk management and long-term value for all stakeholders.

The Company periodically publishes a Sustainability Report, offering in-depth insights into the Company’s sustainability efforts and ESG practices. Additionally, the Company’s website features a dedicated section specifically focusing on its ESG efforts and its sustainable and responsible business practices.

As part of the Company’s ESG efforts and with the assistance of the Sustainability Council, the Company’s Chief Executive Officer has the primary responsibility for developing, managing, and executing the Company’s human capital strategy. As of December 31, 2023, the Company employed 1,256 individuals directly and indirectly (through crewing or manning agreements), none of whom are members of a union under the terms of an ongoing agreement. Management considers relations with its employees to be good. The Company believes that its success is driven by its employees, and its human capital strategy focuses on the following key areas:

Health and Safety: The health and safety of the Company’s employees is its highest priority. The Company’s health and safety programs, namely its SMS, are implemented to comply with applicable regulations and follow global standards, as well as address the specific hazards of the Company’s various work environments. The Company continues to implement enhanced health and safety protocols throughout its operations, including through the provision of personal protective equipment for offshore operation and installation of hydroxyl generators in vessel heating, ventilation, and air conditioning systems primarily to destroy pathogens, viruses and bacteria on surfaces and in the air. For the Company’s onshore employees, the Company has enhanced remote working capabilities as well as other arrangements. The Company regularly conducts management reviews, audits, and inspections onboard its vessels and shore side locations to ensure compliance with applicable regulations, policies, and procedures. Among other periodic audits by flag states and customers, the Company is also audited annually by an independent classification society to confirm compliance with applicable regulations and standards. The Company utilizes several metrics to assess the performance of its health and safety policies, procedures, and initiatives, including pollution incidents, lost time incidents, medical incidents, and fatalities. In fiscal year 2023, the Company worked over 5.9 million man-hours across its global businesses, and recorded zero pollution incidents, zero medical incidents, three lost time incidents and a total recordable incident rate of 0.100.

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

The Company is proud of its diverse workforce and cross-cultural competences and, as of December 31, 2023, employed individuals from over 38 countries. The Company further recognizes that the maritime industry has traditionally been male dominated, and as a result, the Company is seeking to increase the representation of females by developing practical and innovative strategies. As of December 31, 2023, 33% of SEACOR Marine’s onshore workforce was female, while only a small fraction of its at sea workforce were female seafarers. SEACOR Marine is committed to continuing to recruit and employ qualified candidates regardless of their gender or cultural background or identity.

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
•
public health emergencies and their impact and disruption to business operations and workforce;
•
restrictions and limitations imposed by credit facilities on operating and financial flexibility;
•
indebtedness;
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
•
inflation and increased interest rates may increase operating costs and capital costs;
•
inability to renew or replace expiring contracts for vessels;
•
early termination of vessel contracts may adversely affect operations;
•
inability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches;
•
failure to comply with data protection and privacy laws could lead to financial penalties and reputational harm;
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

•
global climate change and changes to environmental regulations and environmental expectations;
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

The Company’s operations depend on the level of spending by oil and natural gas companies for exploration, development and production, maintenance and decommissioning activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile over the past few years and are expected to continue to be volatile for the foreseeable future. The volatility of the energy markets generally makes it extremely difficult to predict future oil and natural gas price movements over the long term. For example, oil prices were as high as $107 per barrel during 2014, followed by a near ten-year low of $26 per barrel in February 2016, and then back to $76 per barrel in October 2018. The West Texas Intermediate (“WTI”) front month oil prices experienced unprecedented volatility during 2020 as a result of the COVID-19 pandemic and the related impact on the global economy, including going negative for a short period of time. Oil prices have recovered since the lows hit at the beginning of the COVID-19 pandemic and in June 2022 hit a multi-year high of $122 per barrel primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions imposed on Russia by the U.S., Canada and European countries. During 2023, WTI oil prices hit a low of $67 per barrel and a high of $94 per barrel, ending the year in the $72 per barrel range.

Declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand. Since developing offshore oil fields, particularly in deep waters, is one of the most capital intensive sources of hydrocarbons and providing transportation and logistics services to these markets is the largest component of the Company’s business, the Company is particularly exposed to depressed oil and natural gas prices that last for some period of time. When the Company’s customers experience low commodity prices or come to believe that they will be low in the future, they generally reduce their capital spending for offshore drilling, exploration and field development. The significant decrease in oil and natural gas prices experienced in 2020 as a result of the COVID-19 pandemic and the related effects of the pandemic on the global economy caused a reduction in many of the Company’s customers’ exploratory, drilling, completion and other production activities and, as a result, reduced related spending on the Company’s services. While spending on the Company’s services has steadily improved, the Company’s overall fleet utilization for the years ended December 31, 2023, 2022 and 2021, was 75%, 75% and 66%, respectively. The prolonged reduction in the overall level of exploration and development activities has materially and adversely affected the Company by negatively impacting its fleet utilization, which in turn has negatively affected its revenues, cash flows, profitability and the fair market value of the Company’s vessels. It could also affect the collectability of the Company’s receivables and its ability to retain skilled personnel. Periods of low activity intensify price competition in the industry, which erodes operating margins, and can lead to the Company’s vessels being idle for long periods of time and, in turn, could lead to significant expenses upon reactivation.

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
•
terrorism, civil unrest and the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities involving significant oil producing regions such as the Middle East, Russia and Venezuela as well as other geographic areas, including the U.S.;
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

The prolonged material downturn in oil and natural gas prices until the recent recovery experienced in 2021 caused a substantial decline in expenditures for exploration, development and production activity, which resulted in a decline in demand and lower rates for the Company’s offshore energy support services and, in turn, lower utilization levels. Although activity levels and day rates have recovered somewhat over the past few years, continued under-investment by our customers or a new decrease in activity could once again reduce the Company’s day rates and its utilization, which would in turn have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. In addition, increases in commodity demand and prices will not necessarily result in an immediate increase in offshore drilling activity since project development lead and planning times, reserve replacement needs, expectations of future commodity demand, energy transition, customer capital discipline, prices and supply of available competing vessels all combine to affect demand for the Company’s vessels.

The Company operates in four primary regions: the U.S., primarily the U.S. Gulf of Mexico; Africa and Europe; the Middle East and Asia; and Latin America, primarily in Mexico and Guyana. The volume of work contributed by each region changes periodically due to a number of factors including how active each region is, how many vessels are working in each region and the changing political, economic or regulatory landscape of the applicable region. For instance, for the years ended December 31, 2023, 2022, and 2021, approximately 21%, 28% and 12%, respectively, of the Company’s operating revenues were earned in the U.S. The Company has some ability to shift the location of its assets between regions depending upon local regulation and cost of doing business, among many other factors, and, while it has repositioned some assets from less active regions to other regions and may continue to do so in the future, such efforts may not be sufficient to counter any changes in demand in any particular region.

The Company’s business operations and workforce face risks related to public health emergencies, which could significantly disrupt the Company’s operations.

Public health emergencies, including pandemics, epidemics and other outbreaks, pose significant risks to our business through their effect on the economy and subsequent effect on supply and demand for our services, labor shortages, and operational processes, among other factors.

Additionally, an outbreak of contagious disease on any of the Company’s vessels may result in the vessel, or some or all of the vessel crew, being quarantined or unable to work, which would hinder the vessel’s ability to generate revenue and the crew’s ability to man any substitute vessel. The Company may also experience challenges in connection with offshore crew changes due to health and travel restrictions and precautionary measures related to a public health emergency. Any such restrictions or precautionary measures may curtail travel or impact the delivery or mobilization of vessels to and from certain countries, or geographic regions, or the ability to crew vessels appropriately. The risks posed by a public health emergency could not only materially adversely affect the demand for the Company’s services but could also impact the Company’s ability to provide such services, either of which could have a material adverse effect on the Company’s business. Adverse effects of a public health emergency could exacerbate many of the other risks set forth in this “Risk Factors” section and the Company’s other SEC filings, such as those relating to the Company’s financial performance and debt obligations and ability to crew its vessels.

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

The Company’s existing credit facilities impose, and its future credit facilities may impose, restrictions, such as negative covenants and maintenance of financial ratio covenants, which may limit the Company’s operating and financial flexibility. Negative covenants such as limitations on the incurrence of additional indebtedness or liens may affect the Company’s ability to incur additional debt if needed, while asset sale covenants could affect its ability to sell assets to generate liquidity and properly manage its fleet size. Requirements to maintain a minimum level of liquidity could also affect cash available for working capital, capital expenditures, debt service and general corporate purposes. For instance, the 2023 SMFH Credit Facility (as defined below) contains covenants limiting the ability of the Company and its subsidiaries to incur additional indebtedness or liens (subject to important exceptions) and also requires the Company to maintain a minimum of Cash and Cash Equivalents equal to the higher of $20.0 million and 7.5% of Net Interest-Bearing Debt (as each are defined in the 2023 SMFH Credit Facility) (see “Note 6. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). While the Company was in compliance with all such covenants as of December 31, 2023, the Company’s ability to maintain compliance with these financial ratio covenants may be affected by general economic conditions or other events beyond the Company’s control and no assurance can be given that such ratios will be met in the future. If the Company is unable to meet such ratios or is otherwise unable to comply with covenants in these facilities, it may be unable to reach agreements with the lenders under such credit facilities for waivers and/or amendments to the applicable covenants. Failure to comply with these restrictions could result in the lenders accelerating all amounts due under the credit facility and potentially trigger a cross-default or acceleration of the Company’s other credit facilities.

There are risks associated with the Company’s indebtedness.

As of December 31, 2023, the Company has $353.0 million of outstanding indebtedness, including $90.0 million in aggregate principal amount of the Company’s 8.0% / 9.5% Senior PIK Toggle Notes due 2026 (the “Guaranteed Notes”), $35.0 million in aggregate principal amount of SEACOR Marine’s 4.25% Convertible Senior Notes due 2026 (the “New Convertible Notes”) and obligations under credit facilities secured by mortgages on various vessels. These obligations include: (i) $119.0 million of outstanding indebtedness under the loan facility entered into by SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly owned subsidiary of the Company, on September 8, 2023 (the “2023 SMFH Credit Facility”); (ii) $14.2 million of outstanding indebtedness under the loan facility entered into by Sea-Cat Crewzer III LLC (“Sea-Cat Crewzer III”), a wholly owned subsidiary of the Company, on April 21, 2016 (the “Sea-Cat Crewzer III Loan Facility”); (iii) $68.6 million of outstanding indebtedness under the deferred purchase agreements entered into by eight vessel owning subsidiaries (the “SEACOR Delta SPVs”), each wholly owned by the Company (the “SEACOR Delta Shipyard Financing”); and (iv) $26.2 million of outstanding indebtedness under the loan facility entered into by three vessel owning subsidiaries (the “SEACOR Alpine Borrowers”), each wholly owned by the Company, on June 16, 2023 (the “SEACOR Alpine Credit Facility”). As of December 31, 2023, $68.6 million of the Company’s outstanding indebtedness bore interest at a floating rate, with the remainder bearing interest at fixed rates.

The Company’s ability to meet its debt service obligations and refinance its current indebtedness, as well as any future debt that it may incur, will depend upon its ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, the Company’s results of operations, industry cycles, seasonality, the interest rate environment and its effect on the Company’s floating rate debt, the general state of the capital markets at the time it seeks to refinance its debt, financial, business and other factors, some of which may be beyond the Company’s control. If the Company cannot repay or refinance its debt as it becomes due, the Company may be forced to sell assets or take other disadvantageous actions, including undertaking alternative financing plans, which may have onerous terms or may be unavailable, dedicating an unsustainable level of the Company’s cash flow from operations to the payment of principal and interest on its indebtedness and/or reducing the amount of liquidity available for working capital, capital expenditures and general corporate purposes. The Company’s failure to pay or refinance its current or future debt under a credit facility when it becomes due could potentially trigger a cross-default or acceleration of the Company’s other credit facilities. The Company’s obligations to repay indebtedness and comply with restrictive and/or financial maintenance covenants could also impair its ability to rapidly respond to changes in its business or industry and withstand competitive pressures. For additional information, see

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Annual Report on Form 10-K. The Company’s overall debt level and/or market conditions could limit its ability to issue additional debt in amounts and/or on terms that it considers reasonable.

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

Prolonged periods of low utilization or low day or charter rates, the sale of assets below their then carrying value or the decline in market value of the Company’s assets may cause the Company to record additional impairments. If there are indications that the carrying value of any of the Company’s vessels or other tangible assets may not be recoverable or if the Company sells assets for less than their carrying value, the Company may recognize additional impairment charges on its fleet. During 2023 and 2022, the Company recognized impairment charges of $0.7 million and $2.9 million, respectively, related to tangible assets.

There is a high level of competition in the offshore marine service industry.

The Company operates in a highly fragmented and competitive industry, and the competitive nature of its industry could depress charter and utilization rates and adversely affect the Company’s financial performance. The Company competes for business on the basis of price, reputation for excellent service, quality, suitability and technical capabilities of its vessels, availability of vessels, safety and efficiency (including with respect to fuel usage and carbon emissions), cost of mobilizing vessels from one market to a different market, and national flag preference. In addition, the Company’s ability to compete in international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors. Furthermore, the Company competes with companies that have undergone significant capital restructuring which has substantially reduced their debt levels thereby vastly improving their balance sheets.

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

Furthermore, competition may begin to emerge on the basis of information technology infrastructure as well. The Company expects its competitors to improve their information technology systems, including with the use of artificial intelligence (“AI”) and machine learning solutions, to interact with customers and vendors, capture knowledge regarding vessel operation systems including vessel positioning and scheduling, provide regular updates on maintenance status and predict maintenance requirements and to provide real time emission tracking. The Company’s ability to innovate its own technology infrastructure and appropriately address user experience will affect our ability to compete.

An oversupply of vessels or equipment that serve offshore oil and natural gas operations could have an adverse impact on the charter rates earned by the Company’s vessels and equipment.

The Company’s industry is highly competitive, with intense price competition and highly sensitive to the supply of vessel capacity. For example, expansion of the supply of vessels and equipment that serve offshore oil and natural gas operations in the decade prior to 2017 increased competition in the Company’s markets and affected prices charged by operators. Additionally, the refurbishment of disused or “mothballed” vessels, conversion of vessels from uses other than oil and natural gas exploration and production support and related activities or construction of new vessels and equipment could add vessel and equipment capacity to current worldwide levels. While the Company does not anticipate any significant expansion of the supply of vessels in the near-term, any oversupply of vessels and equipment capacity in the offshore marine market could lower charter rates and result in lower operating revenues, which in turn could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company relies on several customers for a significant share of its revenues, the loss of any of which could adversely affect the Company’s business and operating results.

The Company derives a significant portion of its revenues from a limited number of oil and natural gas exploration, development and production companies, and wind farm construction companies. During the years ended December 31, 2023, 2022, and 2021, the Company’s ten largest customers accounted for approximately 73%, 66% and 81%, respectively, of its operating revenues. During the year ended December 31, 2023, three customers, ExxonMobil, SEACOR Marine Arabia, a joint venture through which vessels are chartered to Saudi Aramco, and Azule were together responsible for 48% or more of the Company’s operating revenues from continuing operations. In addition, one or more of the Company's joint ventures may rely primarily on a single customer for their revenues. The portion of the Company’s revenues or any of its joint ventures’ revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, the Company’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. Additionally, most of the Company’s contracts with its customers can be canceled on relatively short notice and do not commit its customers to acquire specific amounts of services or require the payment of significant liquidated damages upon cancellation. The loss of business from any of the Company’s significant customers, whether temporary or permanent, the result of competition, military conflict or changes in consumer preferences, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, it may have a material adverse effect on the Company’s business, financial position, results of operation, cash flows and prospects.

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

As of December 31, 2023, the average age of the Company’s owned vessels was approximately ten years. The Company believes that after a vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. In addition, the Company must maintain its vessels to remain attractive to its customers and comply with regulations, including updating or replacing systems and equipment. However, the Company may be unable to carry out drydockings of its vessels, may be limited by insufficient shipyard capacity or its systems and equipment may become obsolete and unsupported by the manufacturer or other service providers, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. There can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels, all of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Attracting and retaining skilled personnel is an important factor in the Company’s future success. In addition, the success of the Company is dependent upon its ability to adequately crew its vessels. The market for qualified personnel is highly competitive, particularly in the last few years, and global and/or regional conflicts, such as the conflict between Russia and Ukraine and the conflicts in the Middle East, may further reduce or restrict the availability of qualified personnel or the willingness of qualified personnel to operate in certain regions, particularly with respect to certain technical and engineering positions, including marine officers.

The Company cannot be certain that it will be successful in attracting and retaining qualified personnel and crewing its vessels in the future. The Company has faced and may continue to face difficulties attracting, hiring and retaining highly-skilled personnel with appropriate qualifications and may not be able to fill open positions. To attract top talent, the Company has had to offer, and believes it will need to continue to offer, attractive compensation and benefits packages before the Company can validate the productivity of those employees. The Company has increased, and expects to continue to increase, its employee compensation levels in response to competition, as necessary. In addition, the pressures of inflation have led to increased costs of labor over the past few years and will likely continue to do so. Many of the companies with which the Company competes for personnel have greater financial and other resources than the Company does and may be able to absorb the increasing costs of labor easier than the Company can. If the Company fails to retain key personnel and hire, train and retain qualified employees, the Company may not be able to compete effectively and may have increased incident rates as well as regulatory and other compliance failures, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

As part of the Company’s ongoing management of its fleet and personnel, the Company may need to improve its operations and financial systems and recruit additional staff; if the Company cannot improve these systems or recruit suitable employees, the Company’s business and results of operations may be adversely affected.

The Company has and may continue to need to invest in upgrading its operating and financial systems. In addition, the Company may have to recruit additional well‑qualified shoreside administrative and management personnel. The Company may not be able to hire suitable employees. For example, the Company’s operations require technically skilled staff with specialized training. Competition for these employees is intense. If the Company is unable to employ such technically skilled staff, the Company may not be able to adequately support the operations of the Company’s vessels. If the Company is unable to operate its financial and operations systems effectively or is unable to recruit suitable employees, the Company’s results of operation and its ability to manage and expand its fleet may be adversely affected.

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

The Company’s business has high fixed costs, including administrative and general expenses. Maintenance downtime or low productivity due to reduced demand can have a significant negative effect on the Company’s operating results and financial condition. Some of the Company’s fixed costs will not decline during periods of reduced revenue or activity. During times of reduced utilization, the Company may not be able to reduce its costs immediately as it may incur additional costs associated with preparing vessels for cold stacking. Moreover, the Company may not be able to fully reduce the cost of its support operations in a particular geographic region due to the need to support the remaining vessels in that region or otherwise reduce its administrative and general expenses. A decline in revenue due to lower day rates and/or utilization may not be offset by a corresponding decrease in the Company’s fixed costs and could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company may be required to incur higher than expected costs to return previously cold-stacked vessels to class.

As of December 31, 2023, three of 55 owned and leased-in vessels were cold-stacked worldwide and, if the industry experiences another downturn, the Company may determine to cold-stack additional vessels in response to such downturn. No assurance can be given that the Company will be able to quickly bring these cold-stacked vessels back into service or that the cost of doing so would not be significant. Cold-stacked vessels do not receive the same level of maintenance as active vessels. As a result and depending on the length of time the vessels are cold-stacked, the Company could incur deferred drydocking costs for regulatory recertification to return these vessels to active service and may incur costs to hire and train mariners to operate such vessels. These costs are difficult to estimate and could be substantial. Delay in reactivating cold-stacked vessels and the costs and other expenses related to the reactivation of cold-stacked vessels could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

Inflation and increased interest rates may increase the Company’s operating and capital costs.

In 2022, the U.S. and other developed countries experienced significantly heightened inflationary pressures related to the policies implemented during COVID-19 and the ensuing economic recovery, causing disruptions in demand, supply chains, and labor markets. The general economy in 2022 was also affected by the war in Ukraine and associated increase in energy costs. While the global inflation rate began to stabilize and, in some cases decline, in 2023 as a result of central bank policy tightening, core inflation has proved persistent as a result of the preceding factors, in addition to others such as the escalating number of significant conflicts throughout the globe. The Company expects these inflationary pressures to continue to impact its margins and more generally, its business in 2024.

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

The Company relies on information technology networks and systems, including the Internet and cloud services, to process, transmit and store electronic and financial information, manage a variety of business processes and activities, and comply with regulatory, legal and tax requirements. The Company also depends on its information technology infrastructure to capture knowledge of its business including its vessel operation systems containing information about vessel positioning and scheduling; monitor its vessel maintenance and engine systems; to coordinate its business across its bases of operation including cargo delivery and equipment tracking; and communicate within its organization and with customers, suppliers, partners and other third parties. The Company’s ability to service customers and operate vessels is dependent on the continued operation of these systems. While the Company takes various precautions and has enhanced controls around its IT systems, like other technology systems, they are susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, telecommunication failures, user errors, catastrophic events, or cyber-attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to its data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems, ransomware, and other electronic security breaches. Over time, the techniques used to conduct these cyber-attacks, as well as the sources and targets of these attacks, have changed and become increasingly sophisticated and, in some cases, are not recognized until such attacks are launched or have been in place for some time. In addition, there has been an increase in cyber-attacks conducted or sponsored by capable and well-funded “nation state” operators. The Company expects that sophistication and techniques of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies.

The Company’s information technology systems are in some cases integrated, such that damage, disruption or shutdown to one system could result in a more widespread impact. If the Company’s information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company’s business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information, data loss and corruption. As a result of a cyber-attack the Company could also be vulnerable to fraud. While the Company is not currently aware of any material impact from cyber-attacks and the Company continues to devote time and resources to the remediation of such risks, there is the possibility of a material impact from such an attack in the future.

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

Failure to comply with data protection and privacy laws could lead to financial penalties and reputational harm.

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

Regulation of the offshore marine industry has intensified over the past several decades, and the Company expects this trend to continue. Changes in laws or regulations regarding offshore oil and natural gas exploration and development activities and technical and operational measures may increase the Company’s costs and the costs of its customers’ operations. For instance, in response to fatalities and environmental damages caused by a 2010 explosion on the Deepwater Horizon, a drilling rig operating in the U.S. Gulf of Mexico, various regulatory agencies imposed temporary moratoria on drilling operations and enacted several permanent regulations designed to enhance the safety of operations in the U.S. Gulf of Mexico. Compliance with these new regulations and new interpretations of existing regulations have materially increased the cost of drilling operations in the U.S. Gulf of Mexico. New or additional government regulations or laws concerning drilling operations in the U.S. Gulf of Mexico and other regions have in the past and could in the future materially increase the cost of drilling operations in those markets or cause additional moratoria on drilling activities. These changes could decrease offshore operations or investments by the Company’s current or prospective customers, and thereby reduce the demand for the Company’s services. Moreover, continuing changes in regulation increase our compliance costs and make it more difficult for the Company to implement long-term plans. In addition, the bodies that regulate maritime operations are considering enacting regulations meant to safeguard the industry and its participant from cyber-threats. These regulations could lead to additional costs for the Company, as well as disruption to its information technology systems. For these reasons, further changes in regulation could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and natural gas.

The Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the release or continued use of offshore resources for oil and natural gas production. Various political leaders and public interest groups oppose further leasing, which creates uncertainties regarding the current and future level of permitted offshore leasing. New offshore oil and natural gas drilling may be subject to continuing or newly enacted moratoriums. Because the Company’s operations rely on offshore oil and natural gas exploration and production, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and natural gas leases (due to accidents, environmental concerns or otherwise) could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company is subject to complex laws and regulations, including environmental laws and regulations, that can adversely affect the cost, manner or feasibility of doing business.

Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the staffing, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation and oversight, including by the USCG, Occupational Safety and Health Administration (“OSHA”), the NTSB, the IMO, the U.S. Department of Homeland Security, MARAD, CBP, BSEE, the EPA and various other foreign, state or local environmental protection agencies for those jurisdictions in which the Company operates, and to regulation by various international bodies and classification societies (such as ABS). The Company is also subject to regulation under international treaties, such as (i) MARPOL, (ii) SOLAS, (iii) MLC, (iv) BWM Convention, (v) STCW and (vi) other port regulations. These agencies, organizations, regulations and treaties establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved safety standards. CBP and USCG are authorized to inspect vessels at will. The Company has and will continue to spend significant funds to comply with these regulations and treaties. Failure to comply with these regulations and treaties may cause the Company to incur significant liabilities or restrictions on its operations, any of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company’s business and operations are subject to federal, state, local and international laws, regulations and treaties relating to environmental protection, including laws and regulations that govern the handling, storage and discharge of various hazardous substances. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, or the suspension or termination of the Company’s operations. Compliance with such laws and regulations frequently requires installation of costly equipment, increased staffing, increased fuel costs, specific training, or operational changes. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject the Company to liability without regard to whether it is negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the removal costs and damages resulting from the discharge of oil within the navigable waters of the U.S. and the EEZ. In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. Liability for a catastrophic spill could exceed the Company’s available insurance coverage and result in adverse impacts on the Company, including having to liquidate assets to pay claims. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. Because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ongoing cost of complying with these laws and regulations. Additionally, reduced enforcement of existing safety and other laws or regulations may result in a decline in the demand for the Company’s offshore support services that are provided in connection with compliance with such laws or regulations. The Company cannot be certain that existing laws, regulations or standards (and the enforcement thereof), as currently interpreted or reinterpreted in the future, or future laws and regulations and standards will not have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Regulation of the offshore marine services industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident that results in significant pollution or injury could result in additional regulation and lead to strict governmental enforcement or other legal challenges. The variability and uncertainty of current and future shipping regulations could hamper the ability of the Company and its customers to plan for the future or establish long-term strategies. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. For more information, see “Item 1. Business—Governmental Regulations—Regulatory Compliance” of this Annual Report on Form 10-K.

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

Governments, supranational groups and various other parties around the world, including some of the world’s largest investment managers and proxy advisors, have, in recent years, proposed or adopted new laws, regulations and/or policies pertaining to climate change, carbon emissions or energy use that could result in a reduction in demand for hydrocarbon-based fuel. In fact, many countries and organizations have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures, international treaties and policies may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions. In addition, recent regulations proposed by, among others, the SEC, will require reporting of greenhouse gas emissions by U.S. public reporting companies annually (including us), which may result in an increased effort by such companies to reduce such emissions through energy transition initiatives.

Additionally, some institutional investors and other groups have focused on matters affecting the environment, which may result in reduced investment in, or financing available to, companies engaged in the hydrocarbon-based industry, or that provide services to such companies. Many of these groups have developed environmental, social and governance standards as benchmarks and are using those benchmarks to inform their investment criteria. Customers are also becoming increasingly focused on these matters and have started choosing suppliers based on factors other than price and availability, such as supplier focus on ESG matters and use of more energy efficient equipment and vessels. If the Company is unable to keep up with best practices on a climate basis, the Company could fall behind its competitors and industry trends. Although the Company formed a new Sustainability Council in 2020 to oversee the Company’s enhanced environmental, social and governance program and published its Inaugural Sustainability Report, the Company may not meet these evolving standards or benchmarks and even if it does, these investors and groups may choose to forego investments in oil and natural gas related industries. The Company’s ability to achieve any of its stated sustainability commitments is subject to numerous factors and conditions, many of which are outside of the Company’s control. The Company’s efforts to research, establish, accomplish, and accurately report on these commitments expose it to numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on the Company’s business takes and could negatively impact the Company’s business. Similarly, any actual or perceived failure to achieve the Company’s environmental, social or governance commitments, goals, initiatives or mandates could harm the Company’s reputation, expose it to potential claims or adversely impact its business, stock price or access to capital. Additionally, positions the Company takes or does not take on these issues could negatively impact the Company’s ability to attract or retain customers or employees.

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

Governments could also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy. These requirements could reduce demand for oil and natural gas and therefore the services provided by the Company. In addition, new environmental or emissions control laws or regulations may require an increase in the Company’s operating costs and/or in its capital spending for additional equipment or personnel to comply with such requirements and could also result in a reduction in revenues due to downtime required for the installation of such equipment. Moreover, various international conventions and federal, state or international laws have significantly increased their regulation of vessel fuel and emissions in recent years, and the Company expects this trend to continue. Any of these developments, requirements or initiatives could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

The Company operates vessels and transacts other business worldwide. For the years ended December 31, 2023, 2022 and 2021, 79%, 72% and 88%, respectively, of the Company’s operating revenues and $3.6 million, $7.0 million and $15.4 million, respectively, of its equity in earnings from 50% or less owned companies, net of tax, were derived from foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas, tariffs and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and natural gas industry and, correspondingly, on the Company should it operate in an area subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.

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

•
unwaivable, burdensome local cabotage, local content and local ownership laws and requirements;
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
•
regional conflicts, including in Ukraine, Israel and around the Red Sea;
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

In addition, the current hostilities in Gaza Strip have and could continue to escalate and involve surrounding countries in the Middle East. For example, the Yemen-based Houthi rebels and other agitators have attacked several ships, including commercial and military vessels, in the Bab al-Mandeb strait, one of the densest shipping lanes in the world. Although the length, impact, and outcome of the hostilities in the Middle East is highly unpredictable, this conflict could lead to significant market and other disruptions, including disruptions to the Company’s operations in the region. One of our largest customers is SEACOR Marine Arabia, a joint venture that is 45% owned by a subsidiary of SEACOR Marine and through which vessels are in service to Saudi Aramco, the national oil company of Saudi Arabia.

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

Our vessels have been involved in accidents in the past, some of which included loss of life, personal injury and property damage, and we, or third parties operating our vessels, may experience accidents in the future. For example, on April 13, 2021, the SEACOR Power, a liftboat owned by a subsidiary of the Company with nineteen individuals on board, capsized off the coast of Port Fourchon, Louisiana. The incident resulted in the death of several crew members, including the captain of the vessel and five other employees of the Company. The incident also resulted in the constructive total loss of the SEACOR Power. In 2023, another one of the Company’s liftboats experienced an incident that did not cause any casualties but led to significant downtime for the vessel.

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

Numerous civil lawsuits were filed against the Company and other third parties by the family members of deceased crew members and the surviving crew members employed by the Company or by third parties. On June 2, 2021, the Company filed a Limitation of Liability Act complaint in federal court in the Eastern District of Louisiana (“Limitation Action”), which had the effect of enjoining all existing civil lawsuits and requiring the plaintiffs to file their claims relating to the capsizing of the SEACOR Power in the Limitation Action. All injury and death claims in the Limitation Action for which the Company has financial exposure have been resolved, and the remaining claims are those for which the Company is owed contractual defense and indemnity or will be covered by insurance.

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

To the extent that the above trust transfer provisions would be ineffective for any reason to prevent ownership (of record or beneficially) by non-U.S. citizens of the shares of any class or series of SEACOR Marine’s capital stock in excess of the applicable permitted percentage, SEACOR Marine’s Third Amended and Restated Certificate of Incorporation provides that SEACOR Marine, in its sole discretion, shall be entitled to redeem all or any portion of such excess shares most recently acquired (as determined by SEACOR Marine in accordance with guidelines that are set forth in its Third Amended and Restated Certificate of Incorporation), by non-U.S. citizens, or owned (of record or beneficially) by non-U.S. citizens as a result of a change in citizenship status or a repurchase or redemption by SEACOR Marine of shares of its capital stock, at a redemption price based on a fair market value formula that is set forth in SEACOR Marine’s Third Amended and Restated Certificate of Incorporation. The per share redemption price may be paid, as determined by the Board of Directors, by cash, promissory notes, warrants or a combination thereof. Such excess shares shall not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by SEACOR Marine. As a result of the above provisions, a proposed transferee or owner of SEACOR Marine’s Common Stock that is a non-U.S. citizen may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss. Further, SEACOR Marine may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case its financial condition may be materially weakened.

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

The Company could be forced to suspend its operations in the U.S. coastwise trade if the provisions in its organizational documents fail to prevent a violation of the Jones Act.

SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-Laws contain provisions prohibiting ownership of its Common Stock by persons who are not U.S. citizens within the meaning of the Jones Act, in the aggregate, in excess of 22.5% of such shares, in order to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. SEACOR Marine’s Third Amended and Restated Certificate of Incorporation and its Third Amended and Restated By-Laws permit SEACOR Marine to redeem such excess shares in the event that the transfer of such excess shares to a trust for sale would be ineffective. The per share redemption price may be paid, as determined by the Board of Directors, by cash, promissory notes or warrants. However, SEACOR Marine may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, SEACOR Marine is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25% of any such class or series of its capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, SEACOR Marine will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would likely have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

Under certain circumstances, the Company’s vessels are subject to requisition for ownership or use by governmental agencies.

The Merchant Marine Act provides that, during a national emergency declared by presidential proclamation or a period for which the U.S. President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes the Company) and any vessel under construction in the U.S. If any of the Company’s vessels were purchased or chartered by the federal government under this law, the Company would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages it may suffer. The purchase or charter for an extended period of time by the federal government of one or more of the Company’s vessels under this law could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Vessels registered under other flag states may also be subject to requisition or purchase in accordance with applicable local law.

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

The Company typically grants its customers credit on a short-term basis. Related credit risks are inherent as the Company does not typically collateralize receivables due from customers and the Company’s ten largest customers accounted for approximately 73% of the consolidated revenues from continuing operations in 2023. In addition, many of its international customers are state-controlled and, as a result, the Company’s receivables may be subject to local political priorities, which are out of the Company’s control. The Company provides estimates for uncollectible accounts based primarily on its judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivables valuations stated on the Company’s financial statements. However, the Company’s receivables valuation estimates may not be accurate and receivables due from customers reflected in its financial statements may not be paid in a timely manner or collectible. The Company’s inability to perform under its contractual obligations, or its customers’ inability or unwillingness to fulfill their contractual commitments to the Company, may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer defined benefit pension plans in the U.K., namely, the U.K. Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants. As a result, the Company may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate, and in the event that the Company withdraws from participation in one or both of these plans, it may be required to pay the plan an amount based on its allocable share of the underfunded status of the plan. Depending on the results of future actuarial valuations, it is possible that the plans could experience further deficits that will require funding from the Company, which would negatively impact its financial position, results of operations and cash flows. For example, on October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. On November 23, 2023, the trustee advised that following the tri-annual valuation, $1.5 million (£1.2 million) of the potential cumulative funding deficit of the MNRPF was allocated to the Company as a participating employer, including the additional liabilities mentioned above. During 2023, the Company recognized payroll related operating expenses of $1.5 million (£1.2 million) for its allocated share of the potential cumulative funding deficit, which the Company will be invoiced for during 2024 and 2025.

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
•
purchases and sales of large blocks of the Company’s Common Stock and the frequency and volume with which the Common Stock trades on the New York Stock Exchange (“NYSE”);
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

An investor’s percentage of ownership in the Company may be diluted in the future as result of warrant exercise, the issuance of equity incentive awards, and sales of Common Stock, including pursuant to the Company’s ATM Program.

As with any publicly traded company, an investor’s percentage ownership in the Company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that the Company has and will continue to grant to its directors, officers and employees. For instance, among other prior issuances of the Company’s Common Stock, in December 2021, the Company issued 1,567,935 shares of Common Stock as merger and related consideration to purchase the remaining equity and subordinated debt interests in SEACOR OSV Partners I LP, a Delaware limited partnership (“OSV Partners I”), that the Company did not already own. In November of 2023, the Company entered into an at-the-market offering program (“ATM Program”) with B. Riley Securities, Inc. under which the Company may sell up $25.0 million of Common Stock from time to time. As of December 31, 2023, remaining capacity under the ATM Program was approximately $24.9 million.

In addition, an investor’s percentage ownership in the Company will be diluted if any of the holders of the New Convertible Notes exercise their right to convert the principal amount of their outstanding notes, in whole or in part, into shares of Common Stock or if holders the Company’s outstanding warrants exercise their warrants. Holders of the New Convertible Notes are entitled to convert the principal amount of their outstanding notes into shares of Common Stock (or, if required to maintain Jones Act compliance, warrants to purchase such stock for $0.01) at a conversion rate of 85.1064 shares of Common Stock per $1,000 principal amount of the New Convertible Notes through July 1, 2026. Similarly, the Company has outstanding warrants to purchase 1,304,333 shares of Common Stock, which if exercised would dilute the ownership percentage of the Company’s shareholders.

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

Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires the Company to establish effective internal controls over financial reporting and disclosure controls and procedures pursuant to Section 404 and management and its auditors to assess the effectiveness of such controls.

If the Company is unable to maintain adequate internal control over financial reporting, it may be unable to report its financial information on a timely basis, may violate applicable stock exchange listing rules or suffer other adverse regulatory consequences and may breach the covenants under its credit facilities. There could also be a negative reaction in the price of the Company’s Common Stock due to a loss of investor confidence in the Company and the reliability of its financial statements. It cannot be assumed that the Company will not have a material weakness in its internal controls over financial reporting in the future.

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

The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions in the U.S. and throughout the world that are outside the Company’s control and are difficult to predict. Factors such as global and/or regional conflicts, such as the conflict between Russia and Ukraine and the hostilities in the Middle East, pandemic responses, commodity prices and demand for commodities, interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, significant economic downturns or recessions and national and international political circumstances (including wars, terrorist acts, security operations or pandemics) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Uncertainty about global economic conditions may cause or require businesses to postpone capital spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts because their access to capital is impeded. This would in turn affect the Company’s profitability or results of operations. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial conditions of its customers. Volatility in the conditions of the global economic markets can also affect the Company’s ability to raise capital at attractive prices. The Company’s ongoing exposure to credit risks on its accounts receivable balances are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables, however, there can be no assurance that such procedures will effectively limit the Company’s credit risk and avoid losses that could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Unstable economic conditions, including an economic downturn or recession may also increase the volatility of the Company’s stock price. An economic downturn and related economic uncertainty may have a negative impact on the Company’s business.

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

Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade (including the U.S. trade agreements and U.S. tariff policies), travel to and from the U.S., immigration, manufacturing, development and investment in the territories and countries in which the Company operates, and any negative sentiments or retaliatory actions towards the U.S. as a result of such changes, could adversely affect the global marine and support transportation services industry. Changes in U.S. foreign policy could create uncertainty about future relationships between the U.S. and other countries, including with respect to trade policies, treaties, government regulations and tariffs. Changes in these policies may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company relies on technology infrastructure and information systems, including the Internet and cloud services, to process, transmit and store electronic and financial information, manage a variety of business processes and activities, and comply with regulatory, legal and tax requirements. The Company also depends on its information technology infrastructure to capture knowledge of its business including its vessel operation systems, which contain information about vessel positioning and scheduling; monitor its vessel maintenance and engine systems; coordinate its business across its bases of operation including cargo delivery and equipment tracking; and communicate within its organization and with customers, suppliers, partners and other third parties. The Company’s ability to service customers and operate vessels is dependent on the continued operation of these systems. While the Company takes various precautions and has enhanced controls around its systems, like other technology systems, they are susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, telecommunication failures, user errors, catastrophic events, or cyber-attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to its data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems, ransomware, and other electronic security breaches. Over time, these attacks have become increasingly sophisticated and, in some cases, have been conducted or sponsored by “nation state” operators. The Company expects that sophistication of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies. Many threat actors are well funded.

The Company has implemented robust processes to assess, identify, and manage cybersecurity risks, including potentially material risks, related to the Company’s internal information systems and its services. The Board of Directors has direct oversight of the Company’s risk management process and the management of cybersecurity risks. Under the direction and supervision of the Company’s Chief Financial Officer, the Company conducts periodic risk assessments, which include cybersecurity risks. Senior management meets with the Board of Directors to review and discuss risk management on an annual basis. Management will provide a comprehensive update to the Board of Directors on cybersecurity threats and risk mitigation at least annually, and more frequently as relevant. The Company’s Director of Technology, reporting to the Chief Financial Officer, has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the systems necessary to address such risks and threats, and preparing updates for the Board of Directors. The Director of Technology has a combined twenty-one years of experience leading and working on cybersecurity teams at the Company and other companies in the oil and natural gas industry, has significant experience with networking, on-premises and cloud-based infrastructure, and cybersecurity controls, and has a Bachelor of Science degree.

In response to the increasing threats presented by cyber incidents, in April 2022 the Company established a Cybersecurity Committee, which meets regularly. This committee is comprised of the Director of Technology, members of management from the technology, quality, health, safety and environment and operations departments, as well as the Chief Financial Officer and the General Counsel, both of whom report to the Chief Executive Officer. The Cybersecurity Committee oversees activities related to the monitoring, prevention, detection, mitigation and remediation of cybersecurity risks. The Cybersecurity Committee develops and implements cybersecurity risk mitigation strategies and activities throughout the year, including the management of comprehensive incident response plans, oversees the cybersecurity risks posed by third-party vendors and receives regular updates on cybersecurity-related matters.

The Company has adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to continuously evaluate and enhance its cybersecurity procedures. Activities include mandatory quarterly online training for all employees, technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation, periodic assessments of third-party service providers to assess cyber preparedness of key vendors, and running simulated cybersecurity drills, including vulnerability scanning, penetration testing and disaster recovery exercises, throughout the organization. These cybersecurity drills are performed both in-house and by third-party service providers. The Company uses automated tools that monitor, detect, and prevent cybersecurity risks that are monitored by the technology department and a third-party vendor. As noted above, the Cybersecurity Committee is also implementing comprehensive incident response plans that outline the appropriate communication flow and response for certain categories of potential cybersecurity incidents. The Cybersecurity Committee escalates events, including to the Chief Executive Officer and Board of Directors, as relevant, based on the materiality of the event.

When the Company experiences a cybersecurity incident, the Director of Technology will inform the Cybersecurity Committee, which will then evaluate and assess the materiality of the incident to the Company, its information technology infrastructure and data integrity, and, in particular, whether the cybersecurity incident should be reported to the Board of Directors in advance of or external to the next regular cybersecurity update. Once a cybersecurity incident is reported to the Board of Directors, the Board of Directors provides oversight of the Company’s response to such incident. The Cybersecurity Committee continuously monitors incidents as they are remedied to ensure proper remediation and, if necessary, the ability to report to the Board of Directors if previously unknown material information arises during such remediation.

The Company engages subject matter experts such as consultants and auditors to assist us in establishing processes to assess, identify, and manage potential and actual cybersecurity threats, to actively monitor the Company’s systems internally using widely accepted digital applications, processes, and controls, and to provide forensic assistance to facilitate system recovery in the case of an incident. The Cybersecurity Committee oversees and establishes the parameters of the Company’s engagement with these experts to ensure the Company obtains the supplemental assistance needed in this area, if any.

The Company’s information technology systems are in some cases integrated, such that damage, disruption or shutdown to one system could result in a more widespread impact on the Company’s systems as a whole. If the Company’s information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company’s business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information, data loss and corruption (see “Item 1A. Risk Factors” under the heading “The Company relies on information technology, and if it is unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, its operations could be disrupted and its business could be negatively affected” of this Annual Report on Form 10-K. A cybersecurity incident could materially harm the Company’s reputation and financial condition and cause us to incur legal liability and increased costs to respond to such events.

ITEM 2. PROPERTIES

Offshore support vessels are the principal physical properties owned by the Company as more fully described in “Item 1. Business” of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of its business, the Company becomes involved in various litigation matters including, among others, claims by third parties for alleged property damages and personal injuries. In the opinion of the Company's management, while the outcome of these matters is uncertain, the likely results of these matters are not expected, either individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material adverse effect on the Company’s business, consolidated financial position, results of operations, cash flows and prospects.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR Marine serve at the pleasure of the Board of Directors. The name, age and positions held by each of SEACOR Marine’s current executive officers are as follows (age and position as of February 29, 2024):

Name	Age	Position
John Gellert	53

President, Chief Executive Officer and a director of SEACOR Marine since June 1, 2017. Prior to the spin-off of SEACOR Marine from SEACOR Holdings (the “Spin-off”), Mr. Gellert served as the Co-Chief Operating Officer of SEACOR Holdings since February 2015 and President of SEACOR Holdings’ Offshore Marine Services segment since July 2005. Mr. Gellert has also held various financial, analytical, chartering and marketing roles within SEACOR Holdings since joining in June 1992. Mr. Gellert is an officer and director of certain Company subsidiaries. Mr. Gellert serves as a member of the Executive Committee of International Support Vessel Owners Association, a member of the board of directors of Offshore Marine Service Association, former chairman of National Ocean Industries Association, and a member of the Executive Council at Cohesive Capital Management, L.P. Mr. Gellert graduated from Harvard College.

Jesús Llorca	48

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

Gregory Rossmiller	54

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

Andrew H. Everett II	41

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

As of February 25, 2024, there were 460 holders of record of Common Stock.

Dividend Policy

The Company currently does not intend on paying any dividends for the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and legal and contractual restrictions, including the provisions of the Company’s other then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which notes that the information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement.

Performance Graph

The chart and table below present a comparison of the cumulative total shareholder return, assuming $100 invested on December 31, 2018 for SEACOR Marine Holdings Inc., the Russell 2000 Index and the PHLX Oil Service Sector Index. Cumulative total shareholder return assumes reinvestment of dividends.

	December 31,
	2018	2019	2020	2021	2022	2023
SEACOR Marine Holdings Inc.	$100	$117	$23	$29	$78	$107
Russell 2000 Index	$100	$124	$146	$166	$131	$150
PHLX Oil Service Sector Index	$100	$97	$55	$65	$104	$104

Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2023:

Period	Total number of shares purchased	Average price per share	Total number of Shares Purchased as Part of a Publicly Announced Plan	Maximum number of Shares that may be Purchased Under the Plan
October 1, 2023 to October 31, 2023	—	$—	—	—
November 1, 2023 to November 30, 2023	—	$—	—	—
December 1, 2023 to December 31, 2023	—	$—	—	—
Total	—	$—	—	—

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) below presents the Company’s operating results for each of the three years in the period ended December 31, 2023, and its financial condition as of December 31, 2023 and 2022. Certain statements in this MD&A constitute forward looking statements. See “Forward Looking Statements” included elsewhere in this Annual Report on Form 10-K.

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of December 31, 2023, the Company operated a diverse fleet of 58 support vessels, of which 55 were owned or leased-in and three were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Recent Developments

At the Market Program

On November 1, 2023, SEACOR Marine entered into an at-the-market sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), relating to the potential issuance and sale from time to time by SEACOR Marine of shares of SEACOR Marine’s common stock, par value $0.01 per share (the “Common Stock”) having an aggregate gross sales price of up to $25.0 million. During the fourth quarter of 2023, SEACOR Marine sold 7,674 shares of Common Stock at an average price of $13.1891 per share for total gross proceeds to the Company of $101,213 leaving us with approximately $24.9 million of additional capacity under the ATM Program.

Debt Refinancing and Maturity Extension

In September 2023, SEACOR Marine, as parent guarantor, SMFH, as borrower, and certain other wholly-owned subsidiaries of SEACOR Marine, as subsidiary guarantors, entered into a $122.0 million senior secured term loan (the “2023 SMFH Credit Facility”) with certain affiliates of EnTrust Global, as lenders, Kroll Agency Services, Limited, as facility agent, and Kroll Trustee Services Limited, as security trustee. The proceeds of the 2023 SMFH Credit Facility were used to, among other things, refinance approximately $104.8 million of indebtedness under five separate credit and ship financing facilities. As a result, the new maturity of the debt refinanced is September 2028.

In addition, in June 2023 the Company refinanced shipyard financing provided by COSCO Shipping Heavy Industry (Zhoushan) Co. incurred in connection with the delivery of three platform supply vessels during 2019 and 2020 with the proceeds of a $28.0 million senior secured term loan facility entered into by SEACOR Alps LLC, SEACOR Andes LLC, and SEACOR Atlas LLC, each a wholly-owned subsidiary of SEACOR Marine, as borrowers. As a result, the new maturity of the debt refinanced is June 2028.

Trends Affecting the Offshore Marine Business

Oil and Natural Gas Prices

The market for offshore oil and natural gas drilling has historically been cyclical. Demand for offshore support vessels is highly correlated to the price of oil and natural gas as those prices significantly impact the Company’s customers’ exploration and drilling activity levels. Oil and natural gas prices tend to fluctuate based on many factors, including global economic activity, levels of reserves and production activity. Price levels for oil and natural gas have and will continue to influence demand for offshore marine services. In addition to the price of oil and natural gas, the availability of acreage, local tax incentives or disincentives, in significant oil and natural gas producing regions, drilling moratoriums and other regulatory actions, and requirements for maintaining interests in leases affect activity in the offshore oil and natural gas industry. Factors that influence the level of offshore exploration and drilling activities include:

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
•
military conflicts and terrorism in oil producing regions, including the Middle East and Russia;
•
the level of oil and natural gas production by non-OPEC countries;
•
transitions to and demand for non-hydrocarbon based energy sources;
•
the relative exchange rates for the U.S. dollar; and
•
various U.S. and international government policies regarding exploration and development of oil and natural gas reserves.

Offshore oil and natural gas market conditions are highly volatile. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel at points during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty. During 2023, WTI oil prices reached a high of $94 per barrel and a low of $67 per barrel, ending the year in the $72 per barrel range.

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

Vessel Supply Dynamics and Other Industry Drivers

The Company closely monitors the availability of vessels in the offshore support vessel market as the utilization and day rates of the Company’s fleet is dependent on the supply and demand dynamics for its vessels. For example, low oil and natural gas prices and a corresponding decline in offshore exploration may reduce demand for the Company’s vessels and in the past such declines have forced many operators in the industry to restructure, liquidate assets or consolidate with other operators. Additionally, the delivery of newly built offshore support vessels to the industry-wide fleet has in the past contributed to an oversupply of vessels in the market, thereby further lowering the demand for the Company’s existing offshore support vessel fleet. A combination of low customer exploration and drilling activity levels, and excess supply of offshore support vessels whether from laid up fleets or newly built vessels could, in isolation or together, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects. Alternatively, increasing activity levels and a stable supply of offshore support vessels could support higher utilization and day rates and improved financial performance of the Company’s business.

Certain macro drivers somewhat independent of oil and natural gas prices may support the Company’s business, including: (i) underspending by oil and natural gas producers over the last five-to-ten years leading to pent up demand for maintenance and growth capital expenditures; (ii) improved extraction technologies; and (iii) the need for offshore wind farms support as the industry grows. While the Company expects that alternative forms of energy will continue to grow and add to the world’s energy mix, especially as governments, supranational groups, institutional investors, and various other parties focus on climate change causes and concerns, the Company believes that for the foreseeable future demand for gasoline and oil will be sustained, as will demand for electricity from natural gas. Some alternative forms of energy such as offshore wind farms support some of the Company’s businesses and the Company expects such support to increase as development of renewable energy expands.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of December 31, 2023, three of the Company’s 55 owned and leased-in vessels were cold-stacked worldwide, including one vessel classified as held for sale.

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
•
fuel, lubes and supplies; and
•
other (brokers’ commissions, communication costs, expenses incurred in mobilizing vessels between geographic regions, third party ship management fees, freight expenses, customs and importation duties and other).

The Company expenses drydocking, engine overhaul and vessel mobilization costs as incurred. If a disproportionate number of drydockings, overhauls or mobilizations are undertaken in a particular fiscal year or quarter, operating expenses may vary significantly when compared with the prior year or prior quarter.

Direct Vessel Profit. Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, “DVP”) is the Company’s measure of segment profitability. DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its regions, without regard to financing decisions (depreciation and interest expense for owned vessels vs. lease expense for leased-in vessels). See “Note 17. Major Customers and Segment Information” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Leased-in Equipment. In addition to the Company’s owned fleet, it currently operates one leased-in vessel from a lessor under a bareboat charter arrangement that expires in 2024. This vessel was previously owned and subject to a sale and leaseback transaction with the lessor.

Impairments. When reviewing its fleet for impairment, the Company groups vessels with similar operating and marketing characteristics, including cold-stacked vessels expected to return to active service, into vessel classes. All other vessels, including vessels retired and removed from service, are evaluated for impairment on a vessel by vessel basis.

During 2023, the Company recorded impairment charges of $0.7 million for one leased-in AHTS. During 2022, the Company recorded impairment charges of $1.6 million for one FSV that was sold during the year and one leased-in AHTS. During 2021, the Company recorded no impairment charges associated with its fleet. Estimated fair values for the Company’s owned vessels were established by independent appraisers and other market data such as recent sales of similar vessels. For information regarding the Company’s vessel fair value measurement determinations, see “Note 9. Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If market conditions continue to decline from the presently depressed utilization and rates per day worked experienced over the last three years, fair values based on future appraisals could decline significantly.

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

For vessel classes and individual vessels with indicators of impairment, but which were not impaired as of December 31, 2023, the Company has estimated that their future undiscounted cash flows exceed their current carrying values. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, including the timing of an estimated market recovery in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. If market conditions decline further, or remain stagnant at current levels, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods.

Consolidated Results of Operations

For the years ended December 31, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	2023		2022		2021
Time Charter Statistics:
Average Rates Per Day	$16,375		$12,673		$11,712
Fleet Utilization	75%		75%		66%
Fleet Available Days	20,519		21,291		20,850
Operating revenues:
Time charter	$251,385	89%	$203,534	93%	$159,835	94%
Bareboat charter	1,460	1%	1,374	1%	4,033	2%
Other marine services	26,666	10%	12,417	6%	7,073	4%
	279,511	100%	217,325	100%	170,941	100%
Costs and Expenses:
Operating:
Personnel	$81,770	29%	$77,782	36%	$59,920	35%
Repairs and maintenance	26,826	10%	31,496	14%	24,117	14%
Drydocking	6,598	2%	18,160	8%	6,347	4%
Insurance and loss reserves	9,956	4%	9,962	5%	8,667	5%
Fuel, lubes and supplies	17,187	6%	19,289	9%	12,033	7%
Other	17,313	6%	15,296	7%	16,322	10%
	159,650	57%	171,985	79%	127,406	75%
Lease expense	2,748	1%	3,869	2%	6,085	4%
Administrative and general	49,183	18%	40,911	19%	37,639	22%
Depreciation and amortization	53,821	19%	55,957	26%	57,395	34%
	265,402	95%	272,722	125%	228,525	134%
Gains on Asset Dispositions and Impairments, Net	21,409	8%	1,398	1%	20,436	12%
Operating Income (Loss)	35,518	13%	(53,999)	(25)%	(37,148)	(22)%
Other Expense, Net	(39,589)	(14)%	(16,079)	(7)%	43,775	26%
(Loss) Income from Continuing Operations Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	(4,071)	(1)%	(70,078)	(32)%	6,627	4%
Income Tax Expense	8,799	3%	8,582	4%	11,493	7%
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(12,870)	(5)%	(78,660)	(36)%	(4,866)	(3)%
Equity in Earnings of 50% or Less Owned Companies	3,556	1%	7,011	3%	15,078	9%
(Loss) Income from Continuing Operations	(9,314)	(3)%	(71,649)	(33)%	10,212	6%
Income on Discontinued Operations, Net of Tax	—	—%	—	—%	22,925	13%
Net (Loss) Income	(9,314)	(3)%	(71,649)	(33)%	33,137	19%
Net Income attributable to Noncontrolling Interests in Subsidiaries	—	—%	1	0%	1	0%
Net (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(9,314)	(3)%	$(71,650)	(33)%	$33,136	19%

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2023
Time Charter Statistics:
Average Rates Per Day	$20,967	$14,612	$15,003	$18,937	$16,375
Fleet Utilization	45%	87%	76%	88%	75%
Fleet Available Days	4,443	6,935	5,829	3,312	20,519
Operating Revenues:
Time charter	$41,850	$87,729	$66,407	$55,399	$251,385
Bareboat charter	—	—	—	1,460	1,460
Other marine services	17,678	2,582	4,345	2,061	26,666
	59,528	90,311	70,752	58,920	279,511
Direct Costs and Expenses:
Operating:
Personnel	$26,110	$20,434	$20,786	$14,440	$81,770
Repairs and maintenance	5,146	9,624	7,109	4,947	26,826
Drydocking	2,314	2,946	(99)	1,437	6,598
Insurance and loss reserves	3,752	1,727	3,638	839	9,956
Fuel, lubes and supplies	3,697	6,830	3,552	3,108	17,187
Other	1,427	10,072	3,961	1,853	17,313
	42,446	51,633	38,947	26,624	159,650
Direct Vessel Profit	$17,082	$38,678	$31,805	$32,296	$119,861
Other Costs and Expenses:
Lease expense	$536	$1,498	$360	$354	2,748
Administrative and general					49,183
Depreciation and amortization	14,685	15,346	14,760	9,030	53,821
					105,752
Gains on asset dispositions and impairments, net					21,409
Operating income					$35,518

As of December 31, 2023
Property and Equipment:
Historical cost	$209,262	$272,272	$267,079	$170,210	$918,823
Accumulated depreciation	(99,137)	(93,045)	(94,708)	(37,251)	(324,141)
	$110,125	$179,227	$172,371	$132,959	$594,682
Total Assets (1)	$142,264	$215,158	$199,174	$152,427	$709,023

(1)
Total Assets exclude $71.3 million of corporate assets.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia (2)	Latin America	Total
For the year ended December 31, 2022
Time Charter Statistics:
Average Rates Per Day	$19,876	$11,127	$10,003	$13,948	$12,673
Fleet Utilization	49%	85%	80%	91%	75%
Fleet Available Days	5,243	6,351	6,548	3,149	21,291
Operating Revenues:
Time charter	$51,272	$60,060	$52,080	$40,122	$203,534
Bareboat charter	—	—	—	1,374	1,374
Other marine services	9,528	(163)	762	2,290	12,417
	60,800	59,897	52,842	43,786	217,325
Direct Costs and Expenses:
Operating:
Personnel	$25,201	$16,436	$22,376	$13,769	$77,782
Repairs and maintenance	7,049	9,229	8,111	7,107	31,496
Drydocking	8,978	2,339	6,569	274	18,160
Insurance and loss reserves	4,831	1,178	2,838	1,115	9,962
Fuel, lubes and supplies	3,345	8,022	5,089	2,833	19,289
Other	1,235	7,175	4,633	2,253	15,296
	50,639	44,379	49,616	27,351	171,985
Direct Vessel Profit	$10,161	$15,518	$3,226	$16,435	$45,340
Other Costs and Expenses:
Lease expense	$998	$1,691	$156	$1,024	3,869
Administrative and general					40,911
Depreciation and amortization	17,444	13,708	16,331	8,474	55,957
					100,737
Gains on asset dispositions and impairments, net					1,398
Operating loss					$(53,999)

As of December 31, 2022
Property and Equipment:
Historical cost	$232,740	$285,303	$286,745	$162,895	$967,683
Accumulated depreciation	(101,503)	(92,030)	(89,444)	(27,801)	(310,778)
	$131,237	$193,273	$197,301	$135,094	$656,905
Total Assets (1)	$174,081	$211,371	$215,497	$150,650	$751,599

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

The following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS	FSV	PSV	Liftboats	Other Activity	Total
For the year ended December 31, 2023
Time Charter Statistics:
Average Rates Per Day	$9,201	$11,273	$18,031	$37,523	$—	$16,375
Fleet Utilization	70%	84%	77%	50%	—%	75%
Fleet Available Days	1,491	8,384	7,392	3,252	—	20,519
Operating Revenues:
Time charter	$9,610	$79,372	$101,978	$60,425	$—	$251,385
Bareboat charter	—	—	1,460	—	—	1,460
Other marine services	936	1,076	3,078	17,801	3,775	26,666
	10,546	80,448	106,516	78,226	3,775	279,511
Direct Costs and Expenses:
Operating:
Personnel	$4,027	$20,408	$35,397	$20,432	$1,506	$81,770
Repairs and maintenance	1,498	8,479	12,497	4,383	(31)	26,826
Drydocking	1,356	4,050	1,325	(52)	(81)	6,598
Insurance and loss reserves	307	1,363	2,212	6,027	47	9,956
Fuel, lubes and supplies	1,471	5,432	7,834	2,442	8	17,187
Other	1,450	6,523	7,765	1,542	33	17,313
	10,109	46,255	67,030	34,774	1,482	159,650
Other Costs and Expenses:
Lease expense	$1,247	$—	$—	$—	$1,501	2,748
Administrative and general						49,183
Depreciation and amortization	1,020	19,779	16,480	16,395	147	53,821
						105,752
Gains on asset dispositions and impairments, net						21,409
Operating income						$35,518

As of December 31, 2023
Property and Equipment:
Historical cost	$12,669	$341,054	$301,523	$244,462	$19,115	$918,823
Accumulated depreciation	(5,134)	(142,429)	(53,162)	(104,626)	(18,790)	(324,141)
	$7,535	$198,625	$248,361	$139,836	$325	$594,682

	AHTS	FSV	PSV	Liftboats	Other Activity (1)	Total
For the year ended December 31, 2022
Time Charter Statistics:
Average Rates Per Day	$8,975	$9,425	$13,246	$27,010	$—	$12,673
Fleet Utilization	69%	85%	76%	55%	—%	75%
Fleet Available Days	2,098	8,518	7,300	3,285	90	21,291
Operating Revenues:
Time charter	$13,041	$68,324	$73,687	$48,482	$—	$203,534
Bareboat charter	—	—	1,374	—	—	1,374
Other marine services	(654)	(667)	1,561	8,009	4,168	12,417
	12,387	67,657	76,622	56,491	4,168	217,325
Direct Costs and Expenses:
Operating:
Personnel	$4,428	$20,379	$33,470	$19,489	$16	$77,782
Repairs and maintenance	1,494	9,953	12,722	7,378	(51)	31,496
Drydocking	(3)	3,166	3,065	11,932	—	18,160
Insurance and loss reserves	253	1,495	2,265	6,586	(637)	9,962
Fuel, lubes and supplies	1,017	6,100	8,015	4,139	18	19,289
Other	1,385	6,174	5,674	2,045	18	15,296
	8,574	47,267	65,211	51,569	(636)	171,985
Other Costs and Expenses:
Lease expense	$1,649	$—	$777	$—	$1,443	3,869
Administrative and general						40,911
Depreciation and amortization	1,783	19,899	15,480	18,473	322	55,957
						100,737
Gains on asset dispositions and impairments, net						1,398
Operating loss						$(53,999)

As of December 31, 2022
Property and Equipment:
Historical cost	$27,838	$355,116	$297,331	$265,387	$22,011	$967,683
Accumulated depreciation	(18,695)	(130,869)	(36,203)	(103,402)	(21,609)	(310,778)
	$9,143	$224,247	$261,128	$161,985	$402	$656,905

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

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the years ended December 31, the Company’s direct vessel profit (loss) in the U.S. was as follows (in thousands, except statistics):

	2023		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$—		$31,134
FSV	9,657		10,735		10,243
PSV	14,148		15,485		—
Liftboats	34,451		26,232		14,980
Overall	20,967		19,876		16,866
Utilization:
AHTS	—%		—%		18%
FSV	57%		49%		8%
PSV	62%		69%		—%
Liftboats (1)	34%		53%		25%
Overall	45%		49%		19%
Available Days:
AHTS	31		638		730
FSV	1,095		1,095		1,057
PSV	910		1,095		115
Liftboats (1)	2,407		2,415		2,833
Overall	4,443		5,243		4,735
Operating revenues:
Time charter	$41,850	70%	$51,272	84%	$15,487	75%
Bareboat charter	—	—%	—	—%	1,549	8%
Other marine services	17,678	30%	9,528	16%	3,607	17%
	59,528	100%	60,800	100%	20,643	100%
Direct operating expenses:
Personnel	26,110	44%	25,201	41%	8,836	43%
Repairs and maintenance	5,146	9%	7,049	12%	3,394	16%
Drydocking	2,314	4%	8,978	15%	2,082	10%
Insurance and loss reserves	3,752	6%	4,831	8%	2,632	13%
Fuel, lubes and supplies	3,697	6%	3,345	5%	1,204	6%
Other	1,427	2%	1,235	2%	648	3%
	42,446	71%	50,639	83%	18,796	91%
Direct Vessel Profit	$17,082	29%	$10,161	17%	$1,847	9%

(1)
In 2021, the Company removed from service four liftboats in this region. Regional statistics reflect the removed from service status of these vessels.

2023 compared with 2022

Operating Revenues. Charter revenues were $9.4 million lower in 2023 compared with 2022. Charter revenues were $6.0 million lower due to the repositioning of vessels between geographic regions and $3.4 million lower due to decreased utilization of the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”). Other marine services were $8.2 million higher primarily due to business interruption insurance revenue and higher mobilization revenues. As of December 31, 2023, the Company had two of 11 owned vessels (one liftboat and one FSV) cold-stacked in this region compared with three of 14 vessels as of December 31, 2022.

Direct Operating Expenses. Direct operating expenses were $8.2 million lower in 2023 compared with 2022. Direct operating expenses were $4.7 million lower for the Regional Core Fleet primarily due to the timing of drydocking and certain repair expenditures, $2.8 million lower due to the repositioning of vessels between geographic regions and $0.7 million lower due to net asset dispositions.

2022 compared with 2021

Operating Revenues. Charter revenues were $34.2 million higher in 2022 compared with 2021. Charter revenues were $19.8 million higher due to the repositioning of vessels between geographic regions, $10.5 million higher due to the acquisition of an additional three PSVs in this region as a result of the OSV Partners Merger (as defined below in “Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax”) and $3.9 million higher due to improved utilization for the Regional Core Fleet. Other marine services were $5.9 million higher primarily due to business interruption insurance revenue and higher management fees and liftboat catering revenues. As of December 31, 2022, the Company had three of 14 owned and leased-in vessels (one AHTS, one FSV, and one liftboat) cold-stacked in this region compared with four of 14 vessels as of December 31, 2021.

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

Africa and Europe, continuing operations. For the years ended December 31, the Company’s direct vessel profit in Africa and Europe was as follows (in thousands, except statistics):

	2023		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$10,101		$9,994		$8,649
FSV	12,701		10,967		9,107
PSV	20,129		12,452		10,508
Liftboat	—		—		34,856
Overall	14,612		11,127		10,334
Utilization:
AHTS	77%		100%		98%
FSV	91%		88%		75%
PSV	84%		71%		59%
Liftboat	—%		—%		78%
Overall	87%		85%		77%
Available Days:
AHTS	1,095		1,095		1,095
FSV	3,650		3,439		3,322
PSV	2,190		1,817		883
Liftboat	—		—		249
Overall	6,935		6,351		5,549
Operating revenues:
Time charter	$87,729	97%	$60,060	100%	$44,268	103%
Other marine services	2,582	3%	(163)	(0)%	(1,338)	(3)%
	90,311	100%	59,897	100%	42,930	100%
Direct operating expenses:
Personnel	20,434	23%	16,436	28%	13,903	32%
Repairs and maintenance	9,624	10%	9,229	15%	6,772	16%
Drydocking	2,946	3%	2,339	4%	1,159	3%
Insurance and loss reserves	1,727	2%	1,178	2%	1,353	3%
Fuel, lubes and supplies	6,830	8%	8,022	13%	4,109	10%
Other	10,072	11%	7,175	12%	5,815	14%
	51,633	57%	44,379	74%	33,111	77%
Direct Vessel Profit	$38,678	43%	$15,518	26%	$9,819	23%

2023 compared with 2022

Operating Revenues. Charter revenues were $27.7 million higher in 2023 compared with 2022. Charter revenues were $16.4 million higher due to the repositioning of vessels between geographic regions and $12.1 million higher for the Regional Core Fleet as a result of increased day rates and utilization partially offset by a $0.8 million decrease due to net asset dispositions. Other marine services were $2.7 million higher primarily due to an immaterial change in the presentation of commission charges, which were reclassed from other marine services to other direct operating expenses. As of December 31, 2023, the Company has one of 19 owned and leased-in vessels (one AHTS) cold-stacked in this region that is classified as held for sale.

Direct Operating Expenses. Direct operating expenses were $7.3 million higher in 2023 compared with 2022. Direct operating expenses were $6.1 million higher due to the repositioning of vessels between geographic regions, $1.9 million higher for the Regional Core Fleet primarily due to the timing of certain repair expenditures, and $0.7 million lower due to net asset dispositions.

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

Direct Operating Expenses. Direct operating expenses were $11.3 million higher in 2022 compared with 2021. Direct operating expenses were $10.2 million higher due to the repositioning of vessels between geographic regions, $1.4 million higher due to the reactivation of vessels that were previously cold-stacked and $0.6 million for the Regional Core Fleet. Direct operating expenses were $0.9 million lower due to net asset dispositions.

Middle East and Asia. For the years ended December 31, the Company’s direct vessel profit (loss) in the Middle East and Asia was as follows (in thousands, except statistics):

	2023		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,547		$5,915		$5,732
FSV	9,095		7,954		7,493
PSV	11,826		9,119		7,595
Specialty	—		—		1,732
Liftboats	42,578		29,385		25,298
Overall	15,003		10,003		9,631
Utilization:
AHTS	57%		99%		56%
FSV	84%		92%		80%
PSV	59%		66%		73%
Specialty	—%		—%		48%
Liftboats	98%		63%		100%
Overall	76%		80%		77%
Available Days:
AHTS	365		365		365
FSV	2,909		3,254		3,613
PSV	1,825		2,109		2,095
Specialty	—		90		365
Liftboats	730		730		730
Overall	5,829		6,548		7,168
Operating revenues:
Time charter	$66,407	94%	$52,080	99%	$53,146	99%
Other marine services	4,345	6%	762	1%	526	1%
	70,752	100%	52,842	100%	53,672	100%
Direct operating expenses:
Personnel	20,786	29%	22,376	42%	22,191	41%
Repairs and maintenance	7,109	10%	8,111	15%	6,701	12%
Drydocking	(99)	(0)%	6,569	13%	2,639	5%
Insurance and loss reserves	3,638	5%	2,838	5%	2,481	5%
Fuel, lubes and supplies	3,552	5%	5,089	10%	3,459	6%
Other	3,961	6%	4,633	9%	6,158	11%
	38,947	55%	49,616	94%	43,629	81%
Direct Vessel Profit	$31,805	45%	$3,226	6%	$10,043	19%

2023 compared with 2022

Operating Revenues. Charter revenues were $14.3 million higher in 2023 compared with 2022. Charter revenues were $19.2 million higher for the Regional Core Fleet primarily as a result of increased liftboat day rates and utilization and $4.9 million lower due to the repositioning of vessels between geographic regions. Other marine services were $3.6 million higher primarily due to business interruption insurance revenue. As of December 31, 2023, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $10.7 million lower in 2023 compared with 2022. Direct operating expenses were $6.2 million lower due to the repositioning of vessels between geographic regions, and $4.5 million lower for the Regional Core Fleet primarily due to insurance reimbursements related to drydocking expenditures expensed in prior periods.

2022 compared with 2021

Operating Revenues. Charter revenues were $1.1 million lower in 2022 compared with 2021. Charter revenues were $2.4 million lower due to the repositioning of vessels between geographic regions and $2.3 million lower as a result of reduced day rates and utilization for the Regional Core Fleet. Charter revenues were $3.6 million higher due to the acquisition of an additional two PSVs in this region as a result of the OSV Partners Merger. As of December 31, 2022, the Company had no owned or leased-in vessels cold-stacked in this region compared with one of 20 vessels as of December 31, 2021.

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

Latin America. For the years ended December 31, the Company’s direct vessel profit in Latin America was as follows (in thousands, except statistics):

	2023		2022		2021
Time Charter Statistics:
Rates Per Day Worked:
FSV	$13,636		$8,098		$7,707
PSV	20,314		15,615		15,415
Liftboats	24,450		25,277		38,241
Overall	18,937		13,948		16,035
Utilization:
FSV	90%		96%		91%
PSV	89%		94%		87%
Liftboats	75%		34%		73%
Overall	88%		91%		86%
Available Days:
FSV	730		730		730
PSV	2,467		2,279		2,251
Liftboats	115		140		417
Overall	3,312		3,149		3,397
Operating revenues:
Time charter	$55,399	94%	$40,122	92%	$46,934	87%
Bareboat charter	1,460	2%	1,374	3%	2,484	5%
Other marine services	2,061	4%	2,290	5%	4,278	8%
	58,920	100%	43,786	100%	53,696	100%
Direct operating expenses:
Personnel	14,440	25%	13,769	31%	14,990	28%
Repairs and maintenance	4,947	8%	7,107	16%	7,250	14%
Drydocking	1,437	2%	274	1%	467	1%
Insurance and loss reserves	839	2%	1,115	3%	2,201	4%
Fuel, lubes and supplies	3,108	5%	2,833	6%	3,261	6%
Other	1,853	3%	2,253	5%	3,701	7%
	26,624	45%	27,351	62%	31,870	59%
Direct Vessel Profit	$32,296	55%	$16,435	38%	$21,826	41%

2023 compared with 2022

Operating Revenues. Charter revenues were $15.4 million higher in 2023 compared with 2022. Charter revenues were $11.0 million higher for the Regional Core Fleet primarily as a result of increased day rates and $4.4 million higher due to the repositioning of vessels between geographic regions. As of December 31, 2023, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.7 million lower in 2023 compared with 2022 primarily due to the timing of certain repair expenditures.

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

Direct Operating Expenses. Direct operating expenses were $4.5 million lower in 2022 compared with 2021. Direct operating expenses were $7.5 million lower due to the repositioning of vessels between geographic regions, and $3.0 million higher for the Regional Core Fleet primarily due to the timing of certain repair expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expenses were $1.1 million lower compared with 2022 primarily due to the impairment of one leased-in vessel in 2022. In addition, our fleet currently includes one leased-in vessel compared to three in 2022. Leased-in equipment expenses were $2.2 million lower for 2022 compared with 2021 primarily due to the impairment of one leased-in vessel during the third quarter of 2022.

Administrative and general. Administrative and general expenses were $8.3 million higher in 2023 compared with 2022 primarily due to increases in wages and benefits expenses of $3.6 million, increases in allowance for credit losses of $3.0 million and increases in professional fees of $1.3 million. Administrative and general expenses were $3.3 million higher in 2022 compared with 2021 primarily due to increases in wages and benefits expenses.

Depreciation and amortization. Depreciation and amortization expenses were $2.1 million lower in 2023 compared with 2022 and $1.4 million lower in 2022 compared with 2021 primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During 2023, the Company sold one liftboat, classified as held for sale, three liftboats and one specialty vessel, previously removed from service, one FSV and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $44.7 million, after transaction costs, and a gain of $21.1 million. In addition, the Company recognized impairment charges of $0.7 million for one AHTS to adjust for indicative future cash flows and the cost to return the vessel to its owner.

During 2022, gain on asset dispositions and impairments was $1.4 million, which included gains from the sale of one FSV, one liftboat previously removed from service, office space and other equipment for net cash proceeds of $6.7 million after transaction costs, and a gain of $3.1 million. In addition, the Company sold one AHTS in exchange for the remaining equity interests in SEACOR Marlin LLC (the owner of the PSV SEACOR Marlin) and recorded a gain on the sale of MexMar, OVH and other assets of $0.8 million (see “Note 4. Investments, at Equity and Advances to 50% or Less Owned Companies” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). These gains were substantially offset by impairment charges of $2.9 million for one leased-in AHTS, as well as impairment charges for one FSV sold in 2022 and for other equipment classified as assets held for sale, which was subsequently sold in 2023.

During 2021, the Company recorded no impairment charges associated with its fleet. The Company sold one PSV vessel, three FSVs and set off debt payments with hull and machinery insurance proceeds received in respect of the SEACOR Power of $25.0 million, for total payments of $30.1 million in cash, resulting in gains of $20.9 million all of which was recognized currently. The insurance proceeds from the SEACOR Power were primarily used to repay associated debt under the FGUSA Credit Facility as described in “Note 6. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Income (Expense), Net

For the years ended December 31, the Company’s other income (expense) was as follows (in thousands):

	2023	2022	2021
Other Income (Expense):
Interest income	$1,444	$784	$1,302
Interest expense	(37,504)	(29,706)	(28,111)
SEACOR Holdings guarantee fees	—	—	(7)
(Losses) gains on debt extinguishment	(2,004)	10,429	61,994
Derivative gains, net	608	—	391
Foreign currency (losses) gains, net	(2,133)	1,659	(1,235)
Gain from return of investments in 50% or less owned companies and other, net	—	755	9,441
	$(39,589)	$(16,079)	$43,775

Interest Income. Interest income increased in 2023 primarily due to interest received for the loan due from MexMar, which has now been fully repaid. Interest income decreased in 2022 primarily due to interest received from the U.S. Internal Revenue Service (“IRS”) due to delays in the payment of the CARES Act tax refunds in 2021. Interest income in 2021 increased primarily due to a tax refund on a portion of interest paid.

Interest expense. Interest expense was higher in 2023 compared to 2022 primarily due to a higher interest rate on the 2018 SMFH Credit Facility (which bore interest at a variable rate), a higher interest rate due to the refinancing of the 2018 SMFH Credit Facility with the 2023 SMFH Credit Facility (which bears interest at a fixed rate of 11.75%), a higher interest rate due to the exchange of the Old Convertible Notes (which bore interest at a fixed rate of 4.25%) for the Guaranteed Notes and the New Convertible Notes (which bear interest at a fixed rate of 8.0% and 4.25%, respectively), and higher interest rates on other variable rate debt as a result of the interest rate environment.

Interest expense was higher in 2022 compared to 2021 primarily due to the debt assumed as a result of the OSV Partners Merger, a higher interest rate on the 2018 SMFH Credit Facility as a result of the entry into an Amendment No. 4 to 2018 SMFH Credit Facility, a higher interest rate due to the exchange of the Old Convertible Notes for the Guaranteed Notes and the New Convertible Notes and higher interest rates on all other variable rate debt as a result of the increasing interest rate environment.

SEACOR Holdings guarantee fees. As of December 31, 2023 and 2022, there were no SEACOR Holdings outstanding guarantee fees as the obligations were terminated in 2021.

(Losses) gains on debt extinguishment. Loss on debt extinguishment was $2.0 million in 2023 due to the exchange of the $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA, dated September 26, 2018 (as amended from time to time, the “2018 SMFH Credit Facility”) for the 2023 SMFH Credit Facility. Gain on debt extinguishment was $10.4 million in 2022 due to the exchange of the Old Convertible Notes for the Guaranteed Notes and the New Convertible Notes. Gain on debt extinguishment was $62.0 million in 2021 due to the repayment of the FGUSA Credit Facility. For further information, see “Note 6. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Derivative gains, net. Net derivative gains increased in 2023 compared to 2022 due to the Company entering into an open forward currency exchange contract in the fourth quarter of 2023. Net derivative gains in 2022 decreased compared to 2021 due to the Company not having any open forward currency exchange contracts since the first quarter of 2021.

Foreign currency gains (losses), net. Foreign currency losses in 2023 compared to foreign currency gains in 2022 were primarily due to the strengthening of the pound sterling in relation to the U.S. dollar. Foreign currency gains in 2022 compared to foreign currency losses in 2021 were primarily due to the weakening of the pound sterling and euro in relation to the U.S. dollar.

Gain from return of investments in 50% or less owned companies and other, net. Other gains in 2022 decreased compared to 2021 primarily due to a distribution in 2021 of $12.0 million from MEXMAR Offshore International LLC (“MEXMAR Offshore”), a previous joint venture 49% owned by a previously wholly owned subsidiary of the Company, and 51% owned by a subsidiary of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), of which $9.4 million was in excess of the Company’s investment in the joint venture. The Company no longer has any equity interest in this joint venture.

Income Tax Expense

For the year ending December 31, 2023, the Company’s effective income tax rate of 216.2% was primarily due to foreign withholding taxes.

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

Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax

For the years ended December 31, the Company’s equity in earnings (losses) from continuing operations of 50% or less owned companies, net of tax, was as follows (in thousands):

	2023	2022	2021
SEACOR Marine Arabia	$3,401	$1,671	$1,030
MexMar (1)	$—	$2,133	$10,491
MEXMAR Offshore (2)	—	—	2,563
OVH (1)	—	2,571	809
OSV Partners (3)	—	—	(1,343)
Other	155	636	1,528
	$3,556	$7,011	$15,078

(1)
On September 29, 2022, the Company sold its ownership in this joint venture to the majority shareholder. See details below.
(2)
On December 9, 2021, the Company sold their ownership in this joint venture to the majority shareholder. See details below.
(3)
On December 31, 2021, the Company purchased the remaining shares in this joint venture that it did not own and consolidated the net assets of OSV Partners. See details below.

2023 compared with 2022

SEACOR Marine Arabia. The increase in equity earnings in 2023 from SEACOR Marine Arabia was due to increased day rates and utilization.

2022 compared with 2021

MexMar, OVH and SEACOR Marlin. On September 29, 2022, each of the transactions contemplated under that certain Framework Agreement, by and among SEACOR Marine and certain of its subsidiaries, on the one hand, and Operadora de Transportes Marítimos, S.A. de C.V. (“OTM”), CME Drillship Holdings DAC (“CME Ireland”), and Offshore Vessels Holding, S.A.P.I. de C.V. (“OVH”), on the other hand, were consummated (the “Framework Agreement Transactions”). As a result, the Company no longer owns any equity interest in either MexMar or in OVH, and the Company owns all of the equity interests in SEACOR Marlin LLC.

OSV Partners. On December 31, 2021, SEACOR Marine, SEACOR Offshore OSV LLC, a wholly owned subsidiary of the Company (“SEACOR Offshore OSV”) and OSV Partners I entered into a certain merger agreement pursuant to which OSV Partners I merged with and into SEACOR Offshore OSV, with SEACOR Offshore OSV surviving the merger (the “OSV Partners Merger”). As a result of the OSV Partners Merger, the five 201 feet, 1,900 tons deadweight capacity, PSVs owned by OSV Partners I are now 100% owned by the Company and no longer included as equity in earnings.

MEXMAR Offshore. As of December 31, 2021, the Company does not have any ownership interest in MEXMAR Offshore.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its debt facilities. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations, and sales under the Company’s ATM Program, which has approximately $24.9 million of authority remaining for sales. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of December 31, 2023, the Company had unfunded capital commitments of $15.5 million for miscellaneous vessel equipment, including hybrid battery power systems. Of the unfunded capital commitments, $13.5 million is payable during 2024 and $2.0 million is payable during 2025. In addition to the unfunded capital commitments above, the Company has indefinitely deferred an additional $9.2 million of capital commitments with respect to one FSV.

As of December 31, 2023, the Company had outstanding debt of $315.9 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of December 31, 2023 are as follows (in thousands):

Actual
2024	$28,365
2025	28,605
2026	152,405
2027	27,165
2028	110,257
Years subsequent to 2028	6,227
$353,024

As of December 31, 2023, the Company held balances of cash, cash equivalents and restricted cash totaling $84.1 million. As of December 31, 2022, the Company held balances of cash, cash equivalents and restricted cash totaling $43.0 million.

For the years ended December 31, the following is a summary of the Company’s cash flows (in thousands):

	2023	2022	2021
Cash flows provided by or (used in):
Operating Activities	$8,947	$(14,616)	$9,255
Investing Activities	49,126	57,800	71,800
Financing Activities	(16,990)	(41,355)	(79,180)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	3	(4)	(22)
Net Change in Cash, Restricted Cash and Cash Equivalents from Discontinued Operations	—	—	(171)
Net Change in Cash, Restricted Cash and Cash Equivalents	$41,086	$1,825	$1,682

Operating Activities

Cash flows provided by operating activities increased by $23.6 million in 2023 compared with 2022 primarily due to increases in day rates, which was partially offset by working capital timing. For the years ended December 31, the components of cash flows provided by (used in) continuing operating activities were as follows (in thousands):

	2023	2022	2021
DVP:
United States, primarily Gulf of Mexico	$17,082	$10,161	$1,847
Africa and Europe, Continuing Operations	38,678	15,518	9,819
Middle East and Asia	31,805	3,226	10,043
Latin America	32,296	16,435	21,826
Operating, leased-in equipment	(2,362)	(2,384)	(7,456)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(39,664)	(35,825)	(31,329)
SEACOR Holdings management and guarantee fees	—	—	(7)
Other, net (excluding non-cash losses)	—	755	168
Dividends received from 50% or less owned companies	2,241	3,057	5,332
	80,076	10,943	10,243
Changes in operating assets and liabilities before interest and income taxes	(38,743)	(1,235)	(9,092)
Cash settlements on derivative transactions, net	577	(749)	(2,150)
Interest paid, excluding capitalized interest (1)	(31,446)	(25,244)	(23,807)
Interest received	1,444	784	1,302
Income taxes (paid) refunded, net	(2,961)	885	32,759
Total cash flows provided by (used in) operating activities	$8,947	$(14,616)	$9,255

(1)
During 2023 and 2022, the Company had no capitalized interest. During 2021, capitalized interest included in purchases of property and equipment from continuing operations was $0.3 million.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During 2023, net cash provided by investing activities was $49.1 million primarily as a result of the following:

•
capital expenditures were $10.6 million;
•
the Company sold one liftboat, classified as held for sale, three liftboats and one specialty vessel, previously removed from service, one FSV and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $44.7 million, after transaction costs, and a gain of $21.1 million;
•
the Company received $15.0 million of principal payments under that certain MexMar Third A&R Facility Agreement, dated September 29, 2022. The facility has now been paid in full.

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
•
the Company received $66.0 million of cash proceeds from the sale of investments in, and advances to, its 50% or less owned companies in the Framework Agreement Transactions; and
•
the Company deployed $28.8 million to acquire the loans under the MexMar Third A&R Facility Agreement and received $13.8 million of principal payments under such loan.

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
•
the Company completed the sale of Windcat Workboats for net proceeds of $38.7 million ($42.2 million cash, less $3.5 million cash held at Windcat Workboats that was included in the assets purchased by the buyer);
•
the Company made investments in, and advances to, its 50% or less owned companies of $3.0 million;
•
the Company received a distribution from its MEXMAR Offshore joint venture in the amount of $12.0 million of which $9.4 million was in excess of the Company’s investment balance of $2.6 million;
•
the Company received $3.3 million from investments in, and advances to, its 50% or less owned companies for principal payments on note receivables; and
•
the Company received $0.2 million as part of an asset acquisition of a 50% or less owned company.

Financing Activities

During 2023, net cash used by financing activities was $17.0 million primarily as a result of the following:

•
The Company made scheduled payments on long-term debt and other obligations of $29.2 million;
•
the Company made payments for debt extinguishment of $131.6 million;
•
the Company made payments for debt extinguishment costs of $1.8 million;
•
the Company received proceeds from the issuance of long-term debt of $148.5 million;
•
the Company made payments on finance leases of $0.5 million;
•
the Company made payments on tax withholdings for restricted stock vesting and director share awards of $2.4 million; and
•
the Company received net proceeds of less than $0.1 million from the issuance and sale of Common Stock through the ATM Program.

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

Short and Long-Term Liquidity Requirements and Outlook

The Company believes that a combination of cash balances on hand, cash generated from operating activities and access to the credit and capital markets, including the $24.9 million in remaining capacity under the ATM Program, will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital needs, debt service requirements and covenant compliance over the short to long term. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to or the availability of the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity and compliance with covenants in its credit facilities.

Future Cash Requirements

The Company’s primary future cash requirements will be to fund operations, debt service, capital expenditures, employee retirement benefit plans, and lease payment obligations. In addition, the Company may use cash in the future to make strategic acquisitions or investments. Specifically, the Company expects its primary cash requirements for fiscal year 2024 to be as follows:

•
Debt service — We expect to make principal and interest payments of approximately $59.9 million during fiscal year 2024 under our currently outstanding debt facilities based on interest rates at year end.
•
Capital expenditures — At this time, we expect capital expenditures of approximately $15.5 million for the installation of hybrid battery power systems and other capital expenditures.
•
Employee retirement benefit plans — We estimate we will make payments under our retirement benefit plans of approximately $1.6 million during fiscal year 2024.
•
Lease payments — We expect to make lease payments of approximately $1.9 million for our operating and finance leases during fiscal year 2024 under our effective leases as of December 31, 2023.

In addition to the matters identified above, in the ordinary course of business, the Company may be involved in litigation, claims, government inquiries, investigations and proceedings relating to commercial, employment, environmental and regulatory matters. An unfavorable resolution in this or other matters could have a material adverse effect on the Company's future cash requirements.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 6. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contingencies

MNOPF and MNRPF. Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the U.K.: the MNOPF and the MNRPF.

The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2023, all invoices received related to MNOPF and MNRPF have been settled in full.

On October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. On November 23, 2023, the trustee advised that following the tri-annual valuation, $1.5 million (£1.2 million) of the potential cumulative funding deficit of the MNRPF was allocated to the Company as a participating employer, including the additional liabilities mentioned above. During 2023, the Company recognized payroll related operating expenses of $1.5 million (£1.2 million) for its allocated share of the potential cumulative funding deficit, which the Company will be invoiced for during 2024 and 2025.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates and those differences may be material. For a summary of the Company’s accounting policies, see “Note 1. “Nature of Operations and Accounting Policies” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which should be read in conjunction with this MD&A. Management considers an accounting estimate to be critical if it is important to the Company’s financial condition or results of operations and requires the Company to make subjective or complex judgments or estimates about matters that are uncertain. The Company believes the following critical accounting policies are the ones that require significant judgments and estimates to prepare its consolidated financial statements. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.

Trade and Other Receivables and Allowance for Credit Losses. Customers are primarily major integrated national, international oil companies, large independent oil and natural gas exploration and production companies and established wind farm construction companies. Customers are granted credit on a short-term basis and the related credit risks are minimal. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables. The Company routinely reviews its receivables and makes provisions for expected credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of December 31, 2023, the estimated useful life of the Company’s new offshore support vessels was 20 years.

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

On occasion, the Company does, however, enter into forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges in connection with non-ordinary course transactions. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s international business. As of December 31, 2020, the Company had a foreign currency forward contract from which we recorded a loss of $0.9 million related to a £31.5 million swap that settled on January 12, 2021.

The Company’s outstanding debt from continuing operations is primarily in fixed interest rate instruments or variable interest rate instruments. As of December 31, 2023, the Company had outstanding variable rate debt instruments (due 2028 through 2029) subject to interest rate fluctuations totaling $68.6 million that call for the Company to pay interest based on the London Interbank Offered Rate (“LIBOR”) plus applicable margins. The interest rates reset quarterly. As of December 31, 2023, the average interest rate on these variable rate borrowings was 9.7%. For each 1% increase in each of the applicable LIBOR rate, the Company’s annual interest payments on variable rate borrowings would increase by approximately $0.7 million. As a result, the Company’s operations are not significantly affected by interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2023 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2023, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below:

Name and Title	Action	Date	Type of Trading Arrangement(1)	Duration of Trading Arrangement(2)	Aggregate Number of Securities to be Sold pursuant to Trading Arrangement
Andrew H. Everett II, Senior Vice President, General Counsel and Secretary	Adoption	November 8, 2023	Rule 10b5-1 trading arrangement	November 8, 2024	Up to 31,694 shares of Common Stock
Jesús Llorca, Executive Vice President and Chief Financial Officer	Adoption	November 8, 2023	Rule 10b5-1 trading arrangement	March 3, 2025	Up to 182,712 shares of Common Stock(3)
Gregory Rossmiller, Senior Vice President and Chief Accounting Officer	Adoption	November 13, 2023	Rule 10b5-1 trading arrangement	March 3, 2025	Up to 58,852 shares of Common Stock
John Gellert, President and Chief Executive Officer	Adoption	November 21, 2023	Rule 10b5-1 trading arrangement	March 14, 2025	Up to 67,848 shares of Common Stock

(1)
Each trading arrangement marked as a “Rule 10b5-1 trading arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)
Each trading arrangement permits transactions through and including the earlier to occur of (i) the completion of all sales under the trading arrangement and (ii) the date listed in the table.
(3)
Mr. Llorca’s Rule 10b5-1 trading arrangement provides for the potential sale of up to (i) 84,795 shares of Common Stock and (ii) 97,917 shares of Common Stock issuable upon the exercise of options to acquire shares of Common Stock.

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

2.1*

Merger Agreement, dated December 22, 2021, among SEACOR Marine Holdings Inc., SEACOR Offshore OSV LLC and SEACOR OSV Partners I LP (incorporated herein by reference to Exhibit 2.1 of SEACOR Marine Holding Inc.’s Current Report on Form 8-K filed with the Commission on December 22, 2022 (File No. 001-37966)).

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

4.2*

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

4.6*

Registration Rights Agreement, dated as of March 20, 2020, by and between SEACOR Marine Holdings Inc. and Montco Offshore, LLC (incorporated herein by reference to Exhibit 4.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on March 20, 2020 (File No. 001-37966)).

4.7*

Registration Rights Agreement, dated October 5, 2022, by and among SEACOR Marine Holdings Inc. and the holders of the New Convertible Notes from time-to-time party thereto (incorporated herein by reference to Exhibit 4.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on October 5, 2022 (File No. 001-37966)).

4.8*

Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.11 of SEACOR Marine Holdings Inc.’s Annual Report on Form 10-K filed with the Commission on March 4, 2020 (File No. 001-37966)).

10.1*+

SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-37966)).

Exhibit Number	Description
10.2*+

SEACOR Marine Holdings Inc. 2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on May 12, 2017 (File No. 001-37966)).

10.3*+

Form of Indemnification Agreement between SEACOR Marine Holdings Inc. and individual officers and directors. (incorporated herein by reference to Exhibit 10.7 of SEACOR Marine Holdings Inc.’s Amendment No. 1 to its Registration Statement on Form 10 filed with the Commission on February 10, 2017 (File No. 001-37966)).

10.4*+

Form of Stock Option Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 of SEACOR Marine Holdings Inc.’s Registration Statement on Form S-8 filed with the Commission on November 20, 2017 (File No. 001-37966)).

10.5+	Compensation of Non-Employee Directors.

10.6*+

Form of Director Stock Option Grant Agreement Pursuant to the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan, between SEACOR Marine Holdings Inc., and the non-employee director specified therein, (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2018 (File No. 001-37966)).

10.7*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and John Gellert (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.8*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and Jesús Llorca (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.9*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and Gregory Rossmiller (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.10*+

Employment Agreement, dated November 5, 2019, between SEACOR Marine Holdings Inc. and Andrew H. Everett II (incorporated herein by reference to Exhibit 10.5 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2019 (File No. 001-37966)).

10.11*

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

10.12*

Form of Parent Guarantee by SEACOR Marine Holdings Inc. and COSCO Shipping Heavy Industry (Guangdong) Co., Ltd (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on June 4, 2020 (File No. 001-37966).

10.13*

Tax Refund and Indemnification Agreement, dated as of June 26, 2020, by and between SEACOR Marine Holdings Inc. and SEACOR Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on June 29, 2020 (File No. 001-37966)).

10.14*

Agreement for the Sale and Purchase of the Share Capital of Windcat Workboats Holdings Limited, dated December 18, 2020, by and among Seabulk Overseas Transport, Inc., CMB N.V. and SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on December 18, 2020 (File No. 001-37966)).

10.15*+

SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex A of SEACOR Marine Holding Inc.’s definitive proxy statement on Schedule 14A as filed with the Commission on April 22, 2020 (File No. 001-37966)).

Exhibit Number	Description
10.16*+

Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.40 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 001-37966)).

10.17*+

Form of Stock Option Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.41 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 001-37966)).

10.18*+

Form of Performance Restricted Stock Unit Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.42 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 001-37966)).

10.19*+

Form of Director Stock Option Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.43 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 001-37966)).

10.20*+

Form of Director Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2021 (File No. 001-37966)).

10.21*+

SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Annex A of SEACOR Marine Holding Inc.’s definitive proxy statement on Schedule 14A as filed with the Commission on April 22, 2022 (File No. 001-37966)).

10.22*+

Form of Director Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2022 (File No. 001-37966)).

10.23*+

Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2023 (File No. 001-37966)).

10.24*+

Form of Performance Restricted Stock Unit Grant Agreement under the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2023 (File No. 001-37966)).

10.25*

Framework Agreement, dated September 29, 2022, by and among, SEACOR Marine Holdings Inc., SEACOR Marine LLC, SEACOR Offshore LLC, SEACOR Marine Capital Inc., Operadora de Transportes Marítimos, S.A. de C.V., CME Drillship Holdings DAC, and Offshore Vessels Holding, S.A.P.I. de C.V. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on October 5, 2022 (File No. 001-37966)).

10.26*

Exchange Agreement (Guaranteed Notes), dated as of October 5, 2022, by and among SEACOR Marine Holdings Inc., Falcon Global Robert LLC and CEOF II DE I AIV, L.P., CEOF II Coinvestment (DE), L.P. and CEOF II Coinvestment B (DE), L.P. (incorporated herein by reference to Exhibit 10.5 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on October 5, 2022 (File No. 001-37966)).

10.27*

Exchange Agreement (New Convertible Notes), dated as of October 5, 2022, by and among SEACOR Marine Holdings Inc., and CEOF II DE I AIV, L.P., CEOF II Coinvestment (DE), L.P. and CEOF II Coinvestment B (DE), L.P. (incorporated herein by reference to Exhibit 10.6 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on October 5, 2022 (File No. 001-37966)).

10.28*

Credit Agreement, dated as of June 16, 2023, by and among SEACOR Alps LLC, SEACOR Andes LLC, SEACOR Atlas LLC, SEACOR Marine Holdings Inc., SEACOR Marine Alpine LLC, and Mountain Supply LLC (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on June 20, 2023 (File No. 001-37966)).

10.29*

Guaranty, dated as of June 16, 2023, by SEACOR Marine Holdings Inc. in favor of Mountain Supply LLC (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on June 20, 2023 (File No. 001-37966)).

Exhibit Number	Description

10.30*

Credit Agreement, dated as of September 8, 2023, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., the entities identified on Schedule 1-A thereto as subsidiary guarantors, the lenders identified on Schedule 1-B thereto, Kroll Agency Services Limited, and Kroll Trustee Services Limited (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on September 11, 2023 (File No. 001-37966)).

10.31*

Guaranty, dated as of September 8, 2023, by SEACOR Marine Holdings Inc. in favor of Kroll Trustee Services Limited (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on September 11, 2023 (File No. 001-37966)).

10.32*

Amended and Restated Guaranty, dated as of September 8, 2023, by SEACOR Marine Holdings Inc. in favor of Mountain Supply LLC (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on September 11, 2023 (File No. 001-37966)).

21.1	List of subsidiaries of SEACOR Marine Holdings Inc.

23.1	Consent of Grant Thornton LLP.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	SEACOR Marine Holdings Inc. Clawback Policy.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

* Incorporated by reference.

+ Management contract or compensatory plan or arrangement.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Marine Holdings Inc. (Registrant)

By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ John Gellert	President, Chief Executive Officer and Director	February 29, 2024
John Gellert	(Principal Executive Officer)

/s/ Jesús Llorca	Executive Vice President and Chief Financial Officer	February 29, 2024
Jesús Llorca	(Principal Financial Officer)

/s/ Gregory S. Rossmiller	Senior Vice President and Chief Accounting Officer	February 29, 2024
Gregory S. Rossmiller	(Principal Accounting Officer)

/s/ Andrew R. Morse	Non-Executive Chairman of the Board	February 29, 2024
Andrew R. Morse

/s/ R. Christopher Regan	Director	February 29, 2024
R. Christopher Regan

/s/ Alfredo Miguel Bejos	Director	February 29, 2024
Alfredo Miguel Bejos

/s/ Julie Persily	Director	February 29, 2024
Julie Persily

INDEX TO FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC

Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SEACOR Marine Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

GRANT THORNTON LLP (signed manually)

We have served as the Company’s auditor since 2017.

Houston, Texas

February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SEACOR Marine Holdings Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

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

GRANT THORNTON LLP (signed manually)

Houston, Texas

February 29, 2024

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2023	2022

Current Assets:
Cash and cash equivalents	$67,455	$39,963
Restricted cash	16,676	3,082
Receivables:
Trade, net of allowance for credit loss accounts of $4,543 and $1,650 in 2023 and 2022, respectively	63,728	54,388
Other	11,049	7,375
Note receivable	—	15,000
Tax receivable	983	578
Inventories	1,609	2,123
Prepaid expenses and other	2,686	3,054
Assets held for sale	500	6,750
Total current assets	164,686	132,313
Property and Equipment:
Historical cost	918,823	967,683
Accumulated depreciation	(324,141)	(310,778)
	594,682	656,905
Construction in progress	10,362	8,111
Net property and equipment	605,044	665,016
Right-of-use asset - operating leases	4,291	6,206
Right-of-use asset - finance leases	37	6,813
Investments, at equity, and advances to 50% or less owned companies	4,125	3,024
Other assets	2,153	1,995
Total assets	$780,336	$815,367
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$1,591	$2,358
Current portion of finance lease liabilities	35	468
Current portion of long-term debt:
Recourse	28,365	61,512
Accounts payable and accrued expenses	27,562	37,955
Accrued wages and benefits	5,083	4,361
Accrued interest	1,850	2,305
Accrued capital, repair and maintenance expenditures	2,471	2,748
Unearned revenue	687	2,333
Accrued insurance deductibles and premiums	3,189	2,428
Other current liabilities	6,253	4,694
Total current liabilities	77,086	121,162
Long-term operating lease liabilities	3,529	4,739
Long-term finance lease liabilities	6	6,781
Long-term Debt:
Recourse	287,544	254,653
Non-recourse	—	5,466
Deferred income taxes	35,718	40,779
Deferred gains and other liabilities	2,229	2,641
Total liabilities	406,112	436,221
Equity:
SEACOR Marine Holdings Inc. stockholders' equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 27,665,792 and 26,950,799 shares issued in 2023 and 2022, respectively	280	272
Additional paid-in capital	472,692	466,669
Accumulated deficit	(102,425)	(93,111)
Shares held in treasury of 481,014 and 248,638 in 2023 and 2022, respectively, at cost	(4,221)	(1,852)
Accumulated other comprehensive income, net of tax	7,577	6,847
	373,903	378,825
Noncontrolling interests in subsidiaries	321	321
Total equity	374,224	379,146
Total liabilities and equity	$780,336	$815,367

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	For the years ended December 31,
	2023	2022	2021
Operating Revenues	$279,511	$217,325	$170,941
Costs and Expenses:
Operating	159,650	171,985	127,406
Administrative and general	49,183	40,911	37,639
Lease expense	2,748	3,869	6,085
Depreciation and amortization	53,821	55,957	57,395
	265,402	272,722	228,525
Gains on Asset Dispositions and Impairments, Net	21,409	1,398	20,436
Operating Income (Loss)	35,518	(53,999)	(37,148)
Other Income (Expense):
Interest income	1,444	784	1,302
Interest expense	(37,504)	(29,706)	(28,111)
SEACOR Holdings guarantee fees	—	—	(7)
(Losses) Gains on debt extinguishment	(2,004)	10,429	61,994
Derivative gains, net	608	—	391
Foreign currency (losses) gains, net	(2,133)	1,659	(1,235)
Gain from return of investments in 50% or less owned companies and other, net	—	755	9,441
	(39,589)	(16,079)	43,775
(Loss) Income from Continuing Operations Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	(4,071)	(70,078)	6,627
Income Tax Expense:
Current	13,860	8,485	6,633
Deferred	(5,061)	97	4,860
	8,799	8,582	11,493
Loss from Continuing Operations Before Equity in Earnings of 50% or Less Owned Companies	(12,870)	(78,660)	(4,866)
Equity in Earnings of 50% or Less Owned Companies	3,556	7,011	15,078
(Loss) Income from Continuing Operations	(9,314)	(71,649)	10,212
Income on Discontinued Operations, Net of Tax (see Note 18)	—	—	22,925
Net (Loss) Income	(9,314)	(71,649)	33,137
Net Income attributable to Noncontrolling Interests in Subsidiaries	—	1	1
Net (Loss) Income attributable to SEACOR Marine Holdings Inc.	$(9,314)	$(71,650)	$33,136

Net (Loss) Earnings Per Share from Continuing Operations:
Basic	$(0.34)	$(2.69)	$0.40
Diluted	(0.34)	(2.69)	0.40
Net Earnings Per Share from Discontinued Operations:
Basic	—	—	0.90
Diluted	—	—	0.90
Net (Loss) Earnings Per Share:
Basic	$(0.34)	$(2.69)	$1.30
Diluted	$(0.34)	$(2.69)	$1.30

Weighted Average Common Shares and Warrants Outstanding:
Basic	27,082,391	26,626,179	25,444,693
Diluted	27,082,391	26,626,179	25,495,527

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2023	2022	2021
Net (Loss) Income	$(9,314)	$(71,649)	$33,137
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses), net	1,245	(4,451)	3,986
Derivative gains on cash flow hedges	56	1,608	219
Reclassification of derivative (gains) losses on cash flow hedges to interest expense	(571)	694	1,648
Reclassification of derivative gains (losses) on cash flow hedges to equity in losses of 50% or less owned companies	—	941	(588)
	730	(1,208)	5,265
Income tax expense	—	—	—
	730	(1,208)	5,265
Comprehensive (Loss) Income	(8,584)	(72,857)	38,402
Comprehensive Income Attributable to Noncontrolling Interests in Subsidiaries	—	1	1
Comprehensive (Loss) Income Attributable to SEACOR Marine Holdings Inc.	$(8,584)	$(72,858)	$38,401

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

		SEACOR Marine Holdings Inc. Stockholders' Equity
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Shares of Treasury Stock	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non - controlling Interests in Subsidiaries	Total Equity
Year Ended December 31, 2020	23,430,766	$235	$451,179	73,284	$(848)	$(51,839)	$2,790	$319	$401,836
Restricted stock grants	815,550	8	—	—	—	—	—	—	8
Amortization of share awards	—	—	5,002	—	—	—	—	—	5,002
Exercise of warrants	48,809	1	—	—	—	—	—	—	1
Restricted stock vesting	(54,603)	—	—	54,603	(272)	—	—	—	(272)
Forfeiture of employee share awards	(5,250)	—	—	—	—	—	—	—	—
Director share awards	189,030	2	435	—	—	—	—	—	437
Acquisition of 50% or less owned company	1,567,935	16	5,315	—	—	—	—	—	5,331
Sale of Windcat Workboats	—	—	—	—	—	(4,204)	—	—	(4,204)
Net income	—	—	—	—	—	33,136	—	1	33,137
Other comprehensive income	—	—	—	—	—	—	5,265	—	5,265
Year Ended December 31, 2021	25,992,237	$262	$461,931	127,887	$(1,120)	$(22,907)	$8,055	$320	$446,541
Restricted stock grants	738,896	9	—	—	—	—	—	—	9
Amortization of share awards	—	—	4,587	—	—	—	—	—	4,587
Exercise of options	34,492	—	151	—	—	—	—	—	151
Restricted stock vesting	(114,251)	—	—	114,251	(672)	—	—	—	(672)
Forfeiture of employee share awards	(3,500)	—	—	—	—	—	—	—	—
Director share awards	60,787	1	—	—	—	—	—	—	1
Director restricted stock vesting	(6,500)	—	—	6,500	(60)	—	—	—	(60)
Net loss	—	—	—	—	—	(71,650)	—	1	(71,649)
Other comprehensive income	—	—	—	—	—	1,446	(1,208)	—	238
Year Ended December 31, 2022	26,702,161	$272	$466,669	248,638	$(1,852)	$(93,111)	$6,847	$321	$379,146
Issuance of Common Stock	7,674	—	24	—	—	—	—	—	24
Restricted stock grants	525,397	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	5,993	—	—	—	—	—	5,993
Exercise of options	834	—	6	—	—	—	—	—	6
Exercise of warrants	135,013	1	—	137	(1)	—	—	—	—
Restricted stock vesting	(232,239)	—	—	232,239	(2,368)	—	—	—	(2,368)
Forfeiture of employee share awards	(15,000)	—	—	—	—	—	—	—	—
Director share awards	60,938	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(9,314)	—	—	(9,314)
Other comprehensive income	—	—	—	—	—	—	730	—	730
Year Ended December 31, 2023	27,184,778	$280	$472,692	481,014	$(4,221)	$(102,425)	$7,577	$321	$374,224

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2023	2022	2021
Cash Flows from Continuing Operating Activities:
Net (Loss) Income	$(9,314)	$(71,649)	$33,137
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	53,821	55,957	57,395
Deferred financing cost amortization	1,579	8	1,097
Stock-based compensation expense	6,000	4,597	5,447
Debt discount amortization	6,761	6,693	6,866
Allowance for credit losses	3,519	489	863
Gain from equipment sales, retirements or impairments	(21,409)	(1,398)	(20,436)
Gain on the sale of Windcat Workboats	—	—	(22,756)
Gain from return of investments in 50% or less owned companies	—	—	(9,442)
Loss (gain) on debt extinguishment	177	(12,700)	(62,749)
Derivative gains	(608)	—	(391)
Interest on finance lease	202	244	4
Settlements on derivative transactions, net	577	(749)	(2,150)
Currency losses (gains)	2,133	(1,659)	1,235
Deferred income taxes	(5,061)	97	4,860
Equity earnings	(3,556)	(7,011)	(15,078)
Dividends received from equity investees	2,241	3,057	5,332
Changes in Operating Assets and Liabilities:
Accounts receivables	(17,215)	(652)	22,437
Other assets	2,288	2,559	3,113
Accounts payable and accrued liabilities	(13,188)	7,501	471
Net cash provided by (used in) operating activities	8,947	(14,616)	9,255
Cash Flows from Continuing Investing Activities:
Purchases of property and equipment	(10,604)	(462)	(7,003)
Proceeds from disposition of property and equipment	44,730	6,734	30,137
Proceeds from sale of Windcat Workboats, net of transaction costs and cash sold	—	—	38,715
Investments in and advances to 50% or less owned companies	—	—	(3,008)
Excess distributions from equity investees	—	—	9,442
Principal payments on notes due from equity investees	—	528	3,345
Cash received from acquisition of 50% or less owned company	—	—	172
Proceeds from sale of investment in equity investees	—	66,000	—
Notes due from others	—	(28,831)	—
Principal payments on notes due from others	15,000	13,831	—
Net cash provided by investing activities	49,126	57,800	71,800
Cash Flows from Continuing Financing Activities:
Payments on long-term debt	(29,165)	(38,152)	(78,124)
Payments on debt extinguishment	(131,604)	—	—
Payments on debt extinguishment costs	(1,827)	(2,271)	(755)
Proceeds from issuance of long-term debt, net of issue costs	148,475	—	—
Proceeds from issuance of common stock, net of issue costs	24	—	—
Proceeds from exercise of stock options and warrants	6	151	1
Payments on finance lease	(531)	(351)	(30)
Tax withholdings on restricted stock vesting and director share awards	(2,368)	(732)	(272)
Net cash used in financing activities	(16,990)	(41,355)	(79,180)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	3	(4)	(22)
Net Change in Cash, Cash Equivalents and Restricted Cash, Continuing Operations	41,086	1,825	1,853
Cash Flows from Discontinued Operations:
Operating Activities	—	—	(171)
Investing Activities	—	—	—
Financing Activities	—	—	—
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	—	—
Net Change in Cash, Restricted Cash and Cash Equivalents on Discontinued Operations	—	—	(171)
Net Change in Cash, Cash Equivalents and Restricted Cash	41,086	1,825	1,682
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	43,045	41,220	39,538
Cash, Cash Equivalents and Restricted Cash, End of Year	$84,131	$43,045	$41,220
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	31,446	25,244	24,143
Income taxes (paid) refunded, net	(2,961)	885	32,759
Noncash Investing and Financing Activities:
Distribution from equity investee	—	—	2,538
Acquisition of 50% or less owned company	—	—	23,037
Increase in long-term debt related to asset purchases	—	—	6,500
Decrease in debt related to debt settlement	—	—	62,749
Increase in capital expenditures in accounts payable and accrued liabilities	371	—	10,379
Exchange of property and equipment	—	8,918	—
Recognition of a new right-of-use asset - operating leases	499	2,363	3,582
Recognition of a new right-of-use asset - finance leases	—	7,248	—

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations and Segmentation. The consolidated financial statements include the accounts of SEACOR Marine Holdings Inc. (“SEACOR Marine”), and its consolidated subsidiaries (collectively referred to as the “Company”). The Company provides global marine and support transportation services to offshore energy facilities worldwide. The Company operates and manages a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations, including offshore wind farms, (ii) assist offshore operations for production and storage facilities, (iii) provide construction, well work-over, offshore wind farm installation and decommissioning support, (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair and (v) handle anchors and mooring equipment for offshore rigs and platforms. Additionally, the Company's vessels provide emergency response services and accommodations for technicians and specialists.

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

Upon the Company’s sale of Windcat Workboats Holdings Limited (“Windcat Workboats”) on January 12, 2021, the Company’s European operations were no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Africa and Europe segment. As a result, for purposes of segment reporting, European operations are now combined with the Africa segment and reported as a combined segment and prior period information has been conformed to the new consolidated reporting segment. The Company has identified the following four principal geographic regions as its reporting segments:

United States, primarily Gulf of Mexico. As of December 31, 2023, 13 vessels were located in this region, including 11 owned and two managed. The Company’s vessels in this market support oil and natural gas exploration and production activities, seasonal construction, decommissioning and diving support operations, as well as the construction and maintenance of offshore wind farms in the Northeast of the U.S.

Africa and Europe, continuing operations. As of December 31, 2023, 19 vessels were located in this region, including 18 owned and one leased-in. The Company’s vessels in this market generally support projects for major oil companies, primarily in Angola, Nigeria and the North Sea.

Middle East and Asia. As of December 31, 2023, 16 vessels were located in this region, including 15 owned and one managed. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Saudi Arabia, United Arab Emirates, Qatar, Egypt and Israel.

Latin America. As of December 31, 2023, ten owned vessels were located in this region. The Company’s vessels in this area generally provide support for exploration and production activities primarily in Mexico, Guyana and Trinidad and Tobago. From time to time, the Company’s vessels also work in Brazil and Colombia.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, for the years ended December 31 were as follows (in thousands):

	2023	2022	2021
Balance at beginning of year	$2,333	$1,606	$4,452
Unearned revenues during the year	6,501	4,288	10,167
Revenues recognized during the year	(8,147)	(3,561)	(13,013)
Balance at end of year	$687	$2,333	$1,606

As of December 31, 2023, December 31, 2022 and December 31, 2021, the Company had unearned revenue of $0.7 million, $2.3 million and $1.6 million, respectively, primarily related to mobilization of vessels.

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

During the year ended December 31, 2023, the Company recognized an aggregate amount of business interruption insurance recoveries of $6.5 million included in operating revenues in the accompanying consolidated statements of income (loss).

Direct Operating Expenses. Direct operating costs and expenses, other than leased-in expense, consist primarily of costs such as personnel; repairs and maintenance; drydocking; insurance and loss reserves; fuel, lubes and supplies; and other vessel expenses, which include costs such as brokers’ commissions, communication costs, expenses incurred in mobilizing vessels between geographic regions, third party ship management fees, freight expenses, and customs and importation duties. Direct operating costs are expensed as incurred.

Cash Equivalents. The Company considers all highly liquid investments, with an original maturity of three months or less from the date purchased, to be cash equivalents. Cash equivalents consist of U.S. treasury securities, money market instruments, time deposits and overnight investments. A portion of the Company’s cash is maintained at federally insured financial institutions. The deposits held at these institutions are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

Restricted Cash. Restricted cash primarily relates to banking facility requirements.

For the years ended December 31, cash, cash equivalents and restricted cash consists of:

	2023	2022
Cash	$67,455	$39,963
Restricted cash	16,676	3,082
Total	$84,131	$43,045

Trade and Other Receivables and Allowance for Credit Losses. Customers are primarily major integrated national, international oil companies, large independent oil and natural gas exploration and production companies and established wind farm construction companies. Customers are granted credit on a short-term basis and the related credit risks are minimal. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables, but excludes our short-term note receivable. The Company routinely reviews its receivables and makes provisions for expected credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. Trade receivables that are deemed uncollectible and are removed from accounts receivable and the allowance for credit losses when collection efforts have been exhausted.

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

Inventories. Inventories, which consist of fuel and supplies, are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or net realizable value. In the years ended December 31, 2023, 2022 and 2021, there were no inventory reserves.

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life, typically the next survey or certification date. As of December 31, 2023, the estimated useful life of the Company’s new offshore support vessels was 20 years.

The Company’s property and equipment as of December 31 was as follows (in thousands):

	Historical Cost (1)	Accumulated Depreciation	Net Book Value
2023
Offshore support vessels:
AHTS(2)	$12,112	$(4,578)	$7,534
FSV(3)	340,411	(142,096)	198,315
PSV (4)	301,461	(53,100)	248,361
Liftboats	243,295	(103,459)	139,836
General machinery and spares	9,343	(9,161)	182
Other (5)	12,201	(11,747)	454
	$918,823	$(324,141)	$594,682
2022
Offshore support vessels:
AHTS(2)	$27,281	$(18,139)	$9,142
FSV(3)	354,473	(130,599)	223,874
PSV (4)	295,875	(36,112)	259,763
Specialty	3,163	(3,138)	25
Liftboats	264,142	(102,156)	161,986
General machinery and spares	10,148	(8,565)	1,583
Other (5)	12,601	(12,069)	532
	$967,683	$(310,778)	$656,905

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

Depreciation and amortization expense totaled $53.8 million, $56.0 million and $57.4 million in 2023, 2022 and 2021, respectively. There was no depreciation and amortization expense from discontinued operations in 2023, 2022 or 2021.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was no capitalized interest recognized in 2023 or 2022. Capitalized interest totaled $0.3 million in 2021.

Assets Held for Sale. As of December 31, 2023, one AHTS previously included in the Africa and Europe segment, with a carrying value of $0.5 million, was classified as assets held for sale as the Company expects to sell the vessel within one year.

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

During the year ended December 31, 2023, the Company recorded impairment charges totaling $0.7 million for one leased-in AHTS to adjust for indicative future cash flows and the cost to return the vessel to its owner. During the year ended December 31, 2022, the Company recorded impairment charges totaling $2.9 million. The Company recorded impairment charges of $0.9 million for one FSV classified as held for sale and sold during 2022. In addition, the Company recorded impairment charges of $0.7 million for one leased-in AHTS as it is not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment and classified such equipment as assets held for sale as the Company expects to sell the equipment within one year. The impairment charges for the assets held for sale are included in (losses) gains on asset dispositions and impairments in the accompanying consolidated statements of income (loss). There were no impairments of other owned or leased-in vessels.

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

For vessel classes and individual vessels with indicators of impairment as of December 31, 2023, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. No impairment charges of investments in 50% or less owned companies were incurred for the years ended December 31, 2023, 2022 and 2021.

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

Accumulated Other Comprehensive (Loss) Income. The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative (Losses) Gains on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other Comprehensive Income (Loss)
Year Ended December 31, 2020	$6,797	$(4,007)	$2,790	$(1,445)	$(11)	$1,242
Other comprehensive income	3,986	1,279	5,265	—	—	5,265
Income tax (expense)	—	—	—	—	—	—
Year Ended December 31, 2021	10,783	(2,728)	8,055	(1,445)	(11)	$5,265
Other comprehensive loss	(4,451)	3,243	(1,208)	—	—	$(1,208)
Income tax benefit (expense)	—	—	—	—	—	—
Year Ended December 31, 2022	6,332	515	6,847	(1,445)	(11)	$(1,208)
Other comprehensive income	1,245	(515)	730	—	—	730
Income tax benefit (expense)	—	—	—	—	—	—
Year Ended December 31, 2023	$7,577	$—	$7,577	$(1,445)	$(11)	$730

Earnings (Loss) Per Share. Basic earnings/loss per share of the common stock, par value $0.01 per share, of SEACOR Marine (“Common Stock”) is computed based on the weighted average number of shares of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the Old Convertible Notes and the New Convertible Notes (as defined in “Note 6. Long-Term Debt”) unless anti-dilutive.

For the years ended December 31, 2023 and 2022, diluted loss per common share of the Company excluded 2,978,274 shares issuable upon the conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive. For the year ended December 31, 2021, diluted earnings per common share of the Company excluded 2,907,500 shares issuable upon the conversion of the Old Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the years ended December 31, 2023, 2022 and 2021, diluted (loss) earnings per common share of the Company excluded 1,642,084 shares, 1,682,193 shares and 1,112,256 shares, respectively, of restricted stock and 1,026,031, 1,026,865 and 1,061,357 of outstanding stock options as the effect of their inclusion in the computation would be anti-dilutive. For the year ended December 31, 2021, diluted earnings per share of Common Stock of the Company included 50,834 shares of restricted stock as the effect of their inclusion in the computation is dilutive, with no related income effect. In 2023, 2022 and 2021, the Company issued 156,620, 184,930 and 157,455 performance share awards, of which 156,620 were not considered outstanding as of December 31, 2023. These performance share awards are not considered outstanding until such time as they would be probable of being exercised, therefore they were not included in the computation of earnings (loss) per share.

Recently Adopted Accounting Standards

Recently Issued Accounting Standards. On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose information about their effective tax rate reconciliation and information on income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. While early adoption is permitted, the Company has determined it will not early adopt the standard. The Company has not yet determined the impact that the adoption of the standard will have on the Company’s consolidated financial position, results of operations and disclosures.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. While early adoption is permitted, the Company has determined it will not early adopt the standard. The Company has not yet determined the impact that the adoption of the standard will have on the Company’s consolidated financial position, results of operations and disclosures.

On October 9, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The effective date is contingent on when the SEC removes the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company does not believe the adoption of the standard will have a material effect on the disclosures included herein.

2.
NOTE RECEIVABLE

In connection with the closing of the Framework Agreement Transactions (as defined in “Note 4. Investments, at Equity and Advances to 50% or Less Owned Companies”), on September 29, 2022, SEACOR Marine Capital Inc., a wholly owned subsidiary of the Company (“SEACOR Marine Capital”) purchased all of the outstanding loans under the Second Amended and Restated Term Loan Credit Facility Agreement, made as of July 8, 2022, by and among Mantenimiento Express Marítimo, S.A.P.I. de C.V. (“MexMar”), as the borrower, DNB Capital LLC and The Governor and Company of the Bank of Ireland, each as lenders, and DNB Bank ASA, New York Branch, as facility agent (as amended from time to time, the “MexMar Original Facility Agreement”) for an aggregate amount of $28.8 million, representing par value of the loan using proceeds received from the Framework Agreement Transactions. On the same date, the MexMar Original Facility Agreement was amended and restated in the MexMar Third A&R Facility Agreement pursuant to which, among other things, (i) MexMar repaid approximately $8.8 million of the outstanding loan amount and (ii) agreed to repay the

$20.0 million of the loan that remained outstanding by September 30, 2023 through four quarterly installments of $5.0 million. As of December 31, 2023, the loan balance due from MexMar was repaid in full.

3.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

Equipment Additions. The Company’s capital expenditures and payments on equipment were $10.6 million, $0.5 million, and $7.0 million in 2023, 2022 and 2021, respectively. Deliveries of offshore support vessels for the years ended December 31 were as follows:

	2023	2022	2021 (1)
FSV	1	—	—
PSV	—	1	1
	1	1	1

(1)
Excludes five PSVs acquired as part of the OSV Partners Acquisition in 2021.

Equipment Dispositions

During the year ended December 31, 2023, the Company sold one liftboat, classified as held for sale, three liftboats and one specialty vessel, previously removed from service, one FSV and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $44.7 million, after transaction costs, and a gain of $21.1 million.

During the year ended December 31, 2022, the Company sold one FSV, one liftboat previously removed from service, office space and other equipment for net cash proceeds of $6.7 million, after transaction costs, and a gain of $2.2 million, which included impairment charges of $0.9 million for one FSV classified as held for sale and sold during 2022.

During the year ended December 31, 2021, the Company sold one PSV, three FSVs and reduced $22.5 million of debt under the FGUSA Credit Facility (as defined and described in Note 7. Long-Term Debt) with hull and machinery insurance proceeds received in respect of the SEACOR Power of $25.0 million, for a total of $30.1 million in consideration and gains of $20.9 million.

Major equipment dispositions for the years ended December 31 were as follows:

	2023	2022 (1)	2021 (2)
AHTS	—	1	—
FSV	1	1	3
PSV	—	—	1
Liftboats	4	1	1
Specialty	1	—	—
	6	3	5

(1)
Excludes one specialty vessel that was previously removed from service, which was sold in 2023.
(2)
Excludes four liftboats that were previously removed from service, of which three were sold in 2023 and one was sold in 2022.

On January 12, 2021, a wholly owned subsidiary of the Company, completed the sale of the Company’s Windcat Workboats crew transfer vessel (“CTV”) business through the sale of 100% of the equity of Windcat Workboats, a wholly owned subsidiary of the Company (“Windcat” and together with its subsidiaries, the “Windcat Group”), to CMB N.V. (the “Windcat Buyer”) pursuant to a Sale and Purchase Agreement entered into on December 18, 2020. At closing, the Windcat Buyer paid to the Company an aggregate purchase price of £32.8 million. After deducting transaction costs and expenses and giving effect to foreign exchange rate hedges, the Company received net cash proceeds of approximately $42.6 million. The Windcat Buyer also assumed all of the approximately £20.4 million of debt outstanding under Windcat Workboat’s existing revolving credit facility. As of December 31, 2020, the Windcat Group owned a total of 41 CTVs and held interests in an additional five CTVs through its joint ventures, all of which were included in the sale. The Company recognized a gain on the sale of Windcat Workboats of approximately $22.8 million during 2021, calculated as follows:

(In Thousands):	January 12, 2021
Total Proceeds Received	$43,797
Transactions Fees and other Costs	1,562
Cash Sold	3,520
Total Net Proceeds	38,715
Less: Net Equity in Windcat Workboats, net of cash sold	15,790
Less: January Income on Discontinued Operations	169
Gain on Sale of Windcat Workboats	$22,756

4.
INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2023	2022
Seabulk Angola	49.0%	1,668	1,683
SEACOR Marine Arabia	45.0%	2,385	1,265
Other	20.0% — 50.0%	72	76
		$4,125	$3,024

Combined Condensed Financial Information of Other Investees. Summarized financial information of the Company’s other investees, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2023	2022
Current assets	$29,820	$24,699
Noncurrent assets	61	266
Current liabilities	21,008	17,070
Noncurrent liabilities	—	—

	2023	2022	2021
Operating Revenues	$68,949	$133,740	$156,579
Costs and Expenses:
Operating and administrative	61,294	90,678	139,313
Depreciation	27	21,434	23,524
	61,321	112,112	162,837
Operating Income (Loss)	$7,628	$21,628	$(6,258)
Net Income	$5,239	$15,057	$41,798

As of December 31, 2023, cumulative undistributed net earnings of all 50% or less owned companies included in the Company’s consolidated retained earnings were $2.8 million.

MexMar, OVH and SEACOR Marlin. On September 29, 2022, SEACOR Marine and certain of its subsidiaries, on the one hand, and Operadora de Transportes Marítimos, S.A. de C.V. (“OTM”), CME Drillship Holdings DAC (“CME Ireland”), and Offshore Vessels Holding, S.A.P.I. de C.V. (“OVH”), on the other hand, entered into a Framework Agreement (the “Framework Agreement”). OTM and CME Ireland are affiliates of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”). Alfredo Miguel Bejos is the President and Chief Executive Officer of CME and also serves as a member of SEACOR Marine’s board of directors (“Board of Directors”).

Prior to the closing of the Framework Agreement Transactions (defined below), the Company owned 49% of each of MexMar and OVH through SEACOR Marine International LLC, a wholly owned subsidiary of the Company (“SEACOR Marine International”), and the remaining 51% ownership interests were held by OTM. The Company also owned a minority interest in SEACOR Marlin LLC (“SEACOR Marlin LLC”), the owner of the PSV SEACOR Marlin, and the remaining ownership interests of SEACOR Marlin LLC were held by MexMar.

The Framework Agreement provided for, among other things, (i) the sale by SEACOR Marine LLC, a wholly owned subsidiary of the Company (“SMLLC”), of all of the outstanding equity interests of SEACOR Marine International to OTM for a purchase price of $66.0 million in cash, (ii) the sale of the AHTS SEACOR Davis to CME Ireland in exchange for the remaining equity interests in SEACOR Marlin LLC, such that SEACOR Marlin LLC became a wholly owned subsidiary of the Company, (iii) the transfer of a hybrid battery power system from OVH to SEACOR Marine Capital as repayment in full of a certain vessel loan agreement provided by the Company to its former joint venture, and (iv) entry into a bareboat charter agreement between SEACOR Marlin LLC and MexMar (collectively, the “Framework Agreement Transactions”).

Each of the Framework Agreement Transactions was consummated on September 29, 2022. As a result of the Framework Agreement Transactions, the Company no longer owns any equity interest in either MexMar or in OVH, and the Company owns all of the equity interests in SEACOR Marlin LLC, which owns the PSV SEACOR Marlin. Accordingly, the Company does not currently operate any joint-ventured vessels, which prior to the transactions were comprised solely of the 19 offshore support vessels owned by MexMar and OVH and the one PSV owned by SEACOR Marlin LLC. The vessel owned by SEACOR Marlin LLC became wholly owned in the transaction. The Company recognized a gain on the sale of MexMar, OVH and other assets of approximately $0.8 million, calculated as follows:

September 29, 2022
Total Cash Received	$66,000
51% ownership in SEACOR Marlin Joint Venture	7,000
Hybrid Battery Power System	1,394
Less: Transaction Fees and other Costs	1,159
Total Net Proceeds	73,235
Less: Net Equity in MexMar and OVH Joint Ventures	65,546
Less: Net Book Value of SEACOR Davis	5,507
Less: OVH Note Receivable	1,394
Gain on Sale of MexMar, OVH and Other Assets	$788

MexMar Management Fees. During the years ended December 31, 2022 and 2021, there were no returns of capital advances or distributions to shareholders and the Company charged $0.2 million and $0.3 million, respectively of vessel management fees to MexMar.

OSV Partners. On December 31, 2021, SEACOR Marine, SEACOR Offshore OSV LLC, a wholly owned subsidiary of the Company (“SEACOR Offshore OSV”) and SEACOR OSV Partners I LP, a Delaware limited partnership (“OSV Partners I”), entered into a certain merger agreement (“OSV Partners Merger Agreement”) pursuant to which OSV Partners I merged with and into SEACOR Offshore OSV, with SEACOR Offshore OSV surviving the merger (the “OSV Partners Merger”). The results of operations of OSV Partners are included in net income (loss) in the “Combined Condensed Financial Information of Other Investees” for the year ended December 31, 2021 for the whole period as the entity was consolidated upon completion of the acquisition.

SEACOR Marlin LLC. SEACOR Marlin LLC owns the PSV SEACOR Marlin. On September 13, 2018, the Company sold 51% of SEACOR Marlin LLC to MEXMAR Offshore (MI) LLC, a wholly owned subsidiary of MexMar, for $8.0 million in cash, which generated a gain of $0.4 million. As a result of the Framework Agreement Transactions, the Company owns all of the equity interests in SEACOR Marlin LLC. The results of operations of SEACOR Marlin LLC are included in net income (loss) in the “Combined Condensed Financial Information of Other Investees” for the year ended December 31, 2021 and for the portion of 2022 that the entity was a 50% or less owned company. During the years ended December 31, 2022 and 2021, there was a distribution to the Company of $1.1 million and $2.5 million, respectively.

MEXMAR Offshore – UP Offshore Sale Transaction. On June 1, 2021, MEXMAR Offshore International LLC (“MEXMAR Offshore”), a joint venture 49% owned by an indirect wholly owned subsidiary of the Company, and 51% owned by a subsidiary of Proyectos Globales de Energía y Servicios CME, S.A. de C.V. (“CME”), UP Offshore (Bahamas) Ltd. (“UP Offshore”), a provider of offshore support vessel services to the energy industry in Brazil and a wholly owned subsidiary of MEXMAR Offshore, and certain subsidiaries of UP Offshore, completed the sale of eight vessels and certain Brazilian entities to OceanPact Servícos Marítimos S.A. and its subsidiary, OceanPact Netherlands B.V., for a total purchase price of $30.2 million (the “UP Offshore Sale Transaction”). The UP Offshore Sale Transaction resulted in an equity earnings gain from 50% or less owned companies of $2.6 million.

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

OVH. On December 28, 2018, the Company invested $4.9 million for a 49% interest in OVH. The remaining 51% is owned by a subsidiary of CME. OVH invests in offshore assets and charters marine equipment. During the year ended December 31, 2019 OVH loaned $10.0 million to Operadora Productora y Exploradora Mexicana S.A. de C.V., a drilling company in Mexico and affiliate of CME which owns and operates two jackup drilling rigs (“OPEM”), chartered-in three PSVs from UP Offshore (a subsidiary of MEXMAR Offshore) and purchased one FSV from the Company for $2.4 million through a seller’s finance agreement. As part of the winddown of the MEXMAR Offshore joint venture, ownership of two of these PSVs was transferred from UP Offshore to OVH on October 26, 2021, and the remaining PSV was transferred from UP Offshore to OVH on November 2, 2021. On December 10, 2021, OVH and OPEM settled the $10.0 million loan in exchange for OPEM making an early repayment of $10.5 million, reflecting repayment of the principal amount in full and a prepayment discount and forgiveness of approximately $4.1 million of accrued interest. As a result of the Framework Agreement Transactions discussed above, the Company no longer owns any equity interest in OVH. The Company charged no management fees to OVH for the year ended 2022 and charged $1.0 million of management fees to OVH for the year ended 2021.

SEACOR Marine Arabia LLC (“SEACOR Marine Arabia”) and other. The Company’s other 50% or less owned companies do not own or operate any vessels. During the years ended December 31, 2023, 2022 and 2021, the Company received dividends of $2.2 million, $2.0 million and $2.0 million from these 50% or less owned companies, respectively. During the years ended December 31, 2023, 2022 and 2021, no vessel management fees were received from these 50% or less owned companies.

5.
LEASES

The Company assesses at contract inception whether a contract is, or contains, a lease, defined as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In calculating the present value of lease payments, the Company uses its incremental borrowing rate at the lease commencement date when the interest rate implicit in the lease is not readily determinable and includes the Company’s assessment and impact of any extensions, escalations or special terms. The Company applies the short-term lease recognition exemption to its short-term leases of machinery and equipment (i.e., those leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option). It also applies the lease of low-value assets recognition exemption to leases of office equipment that are considered to be low value. As of December 31, 2023, the Company leased-in one AHTS and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of December 31, 2023, the lease terms of the vessel had a remaining duration of nine months. The lease terms of certain facilities and other equipment range in duration from two to 276 months.

As of December 31, 2023, future minimum payments for leases for the years ended December 31 were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$1,864	$36
2025	746	6
2026	459	—
2027	400	—
2028	341	—
Years subsequent to 2028	2,873	—
	6,683	42
Interest component	(1,563)	(1)
	5,120	41
Current portion of long-term lease liabilities	1,591	35
Long-term lease liabilities	$3,529	$6

For the years ended December 31, the components of lease expense were as follows (in thousands):

	2023	2022
Operating lease costs	$2,222	$3,162
Finance lease costs:
Amortization of finance lease asset (1)	468	545
Interest on lease liabilities (2)	202	246
Short-term lease costs	526	707
	$3,418	$4,660

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the year ended December 31, 2023, supplemental cashflow information related to leases were as follows (in thousands):

2023
Operating cash flows from operating leases	$2,362
Financing cash outflows from finance leases	531
Right-of-use assets obtained for operating lease liabilities	499
Right-of-use assets obtained for finance lease liabilities	—

For the year ended December 31, 2023, other information related to leases were as follows:

2023
Weighted average remaining lease term, in years - operating leases	10.2
Weighted average remaining lease term, in years - finance leases	1.2
Weighted average discount rate - operating leases	6.7%
Weighted average discount - finance leases	4.0%

The Company recorded impairment losses of $0.7 million for one such lease in the year ended December 31, 2023 and $0.7 million for one such lease in the year ended December 31, 2022. The Company recorded no impairment losses for the leased offshore support vessels for the year ended December 31, 2021.

6.
LONG-TERM DEBT

The Company’s long-term debt obligations as of December 31 were as follows (in thousands):

	2023	2022
Recourse long-term debt(1):
Guaranteed Notes	$90,000	$90,000
New Convertible Notes	35,000	35,000
2023 SMFH Credit Facility (2)	118,950	—
2018 SMFH Credit Facility (2)	—	67,910
Sea-Cat Crewzer III Term Loan Facility	14,227	16,703
SEACOR Delta Shipyard Financing (3)	68,647	77,537
SEACOR Alpine Credit Facility (4)	26,200	—
SEACOR Alpine Shipyard Financing (4)	—	27,790
SEACOSCO Acquisition Debt (2)	—	16,205
SEACOR 88/888 Term Loan (2)	—	5,500
Tarahumara Shipyard Financing (2)	—	5,597
SEACOR Offshore OSV (2)	—	16,052
Total recourse long-term debt	353,024	358,294
Non-recourse long-term debt (5):
SEACOR 88/888 Term Loan (2)	—	5,500
Total non-recourse long-term debt	—	5,500
Total principal due for long-term debt	353,024	363,794
Current portion due within one year	(28,365)	(61,512)
Unamortized debt discount	(32,885)	(37,511)
Deferred financing costs	(4,230)	(4,652)
Long-term debt, less current portion	$287,544	$260,119

(1)
Recourse debt represents debt issued by SEACOR Marine and/or its subsidiaries and guaranteed by SEACOR Marine or one of its operating subsidiaries as provided in the relevant debt agreements.
(2)
Proceeds from the 2023 SMFH Credit Facility, dated September 8, 2023, were used to satisfy in full the 2018 SMFH Credit Facility, the SEACOSCO Acquisition Debt, the SEACOR 88/888 Term Loan, the Tarahumara Shipyard Financing, and the SEACOR Offshore OSV debt. See details below.
(3)
SEACOR Delta Shipyard Financing includes vessel financing on the eight SEACOR Delta PSVs. See details below.
(4)
Proceeds from the SEACOR Alpine Credit Facility, dated June 16, 2023, were used to satisfy in full the SEACOR Alpine Shipyard Financing. See details below.
(5)
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

The Company’s contractual long-term debt maturities from continuing operations for the years ended December 31 were as follows (in thousands):

2024	$28,365
2025	28,605
2026	152,405
2027	27,165
2028	110,257
Years subsequent to 2028	6,227
$353,024

As of December 31, 2023, the Company was in compliance with all debt covenants and lender requirements.

The Carlyle Investment. On December 1, 2015, the Company issued $175.0 million in aggregate principal amount of its convertible senior notes due 2023 (the “Old Convertible Notes”), at an annual interest rate of 3.75%, initially due December 1, 2022, (subsequently amended to December 2, 2023 as described below) to certain funds affiliated with The Carlyle Group Inc. (“Carlyle” and such funds, the “Carlyle Investors”). The Old Convertible Notes were convertible into shares of Common Stock at a conversion rate of 23.26 shares per $1,000 in principal amount of such notes, subject to certain conditions, or, into warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate the Company’s compliance with the provisions of the Jones Act.

The Company bifurcated the embedded conversion option liability of $27.3 million from the Old Convertible Notes and recorded an additional debt discount (see “Note 8. Derivative Instruments and Hedging Strategies” and “Note 9. Fair Value Measurements”). The adjusted unamortized debt discount and issue costs of the Old Convertible Notes were amortized as additional non-cash interest expense over the remaining term of the debt for an overall effective interest rate of 7.95% and the changes in the fair value of the bifurcated derivative were recorded as derivative income or loss.

On May 2, 2018, the Company and the Carlyle Investors entered into an exchange transaction (the “Exchange”) pursuant to which Carlyle Investors exchanged $50.0 million in principal amount of the Old Convertible Notes for Warrants to purchase 1,886,792 shares of Common Stock (to facilitate compliance with the provisions of the Jones Act) at an exercise price of $0.01 per share, subject to adjustments (the “Carlyle Warrants”), representing an implied exchange rate of approximately 37.73 shares per $1,000 in principal amount of the Old Convertible Notes (equivalent to an exchange price of $26.50 per share). The Carlyle Warrants have a 25-year term, which commenced May 2, 2018. The Company and Carlyle Investors also amended the $125.0 million in principal amount of Old Convertible Notes that remained outstanding following the Exchange to (i) increase the interest rate from 3.75% per annum to 4.25% per annum and (ii) extend the maturity date of the Old Convertible Notes by 12 months to December 1, 2023. The adjusted unamortized debt discount and issue costs of the Old Convertible Notes were amortized as additional non-cash interest expense over the remaining term of the debt for an overall effective interest rate of 9.29% and the changes in the fair value of the bifurcated derivative were recorded as derivative income or loss.

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

Guaranteed Notes. The Guaranteed Notes were issued pursuant to the Exchange Agreement (Guaranteed Notes) among SEACOR Marine, as issuer, Falcon Global Robert LLC, a wholly owned subsidiary of the Company (“FG Robert”), as the guarantor, and the Carlyle Investors (the “Guaranteed Notes Exchange Agreement”). Pursuant to the Guaranteed Notes Exchange Agreement, SEACOR Marine has the right to pay interest on the Guaranteed Notes (i) in cash at a rate of 8.0% per annum (“Cash Interest”) or (ii) partly in cash and partly in-kind by increasing the principal amount of the Guaranteed Notes or issuing additional Guaranteed Notes at a rate of 9.5% per annum (“Hybrid Interest”) with the cash portion of the Hybrid Interest bearing interest at a rate of 4.25% per annum and in the in-kind portion of the Hybrid Interest bearing interest at a rate of 5.25% per annum. The Guaranteed Notes mature on July 1, 2026. The Guaranteed Notes are guaranteed on a senior unsecured basis by FG Robert, the owner of the LB Robert liftboat.

SEACOR Marine may redeem some or all of the Guaranteed Notes at any time in minimum denominations of $10.0 million, upon not less than 30 nor more than 60 calendar days’ notice, at a price equal to (a) 101% of the principal amount of the Guaranteed Notes redeemed, if redeemed prior to October 1, 2024 and (b) 100% of the principal amount of the Guaranteed Notes redeemed, if redeemed on or after October 1, 2024, in either case plus accrued and unpaid interest, if any, to, but not including, the redemption date, provided, SEACOR Marine may not redeem the Guaranteed Notes if the principal amount of Guaranteed Notes and New Convertible Notes outstanding will be equal to or less than $50.0 million in the aggregate, unless SEACOR Marine redeems all of the Guaranteed Notes in whole.

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

New Convertible Notes. The New Convertible Notes were issued pursuant to the Exchange Agreement (Convertible Notes) among SEACOR Marine, as issuer, and the Carlyle Investors (the “Convertible Notes Exchange Agreement”). The New Convertible Notes bear interest at a rate of 4.25% per annum payable semi-annually in arrears and mature on July 1, 2026. The New Convertible Notes are convertible into shares of Common Stock at the option of the holders at a conversion rate of 85.1064 shares per $1,000 in principal amount of New Convertible Notes (equivalent to a “Conversion Price” of $11.75) or into warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate SEACOR Marine’s compliance with the provisions of the Jones Act. In addition, SEACOR Marine has the right to cause the mandatory conversion of the New Convertible Notes into Common Stock if the daily volume-weighted average price (“VWAP”) of the Common Stock equals or exceeds (A) in the case of New Convertible Notes held by affiliates of Carlyle, 150% of the Conversion Price and (B) in the case of New Convertible Notes held by any Person other than affiliates of Carlyle, 115% of the Conversion Price, in each case for each of the 20 consecutive trading days.

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

Under the Convertible Notes Exchange Agreement, the Carlyle Investors have the ability to nominate one director to the Board of Directors but currently do not exercise this right.

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

As of December 31, 2023, the unamortized discount and issue costs were $3.7 million and $0.4 million, respectively, for a total net carrying amount of $30.9 million. In addition, during the year ended December 31, 2023, the Company recognized contractual interest expense of $2.9 million and amortization of debt discount and issue costs of $1.4 million, for total interest expense of $4.3 million. As of December 31, 2022, the unamortized discount and issue costs were $4.9 million and $0.6 million, respectively, for a total net carrying amount of $29.5 million. In addition, during the year ended December 31, 2022, the Company recognized contractual interest expense of $0.7 million and amortization of debt discount and issue costs of $0.3 million, for total interest expense of $1.0 million.

2023 SMFH Credit Facility. On September 8, 2023, SEACOR Marine, as parent guarantor, SEACOR Marine Foreign Holdings Inc. (“SMFH”), as borrower, and certain other wholly owned subsidiaries of SEACOR Marine, as subsidiary guarantors, entered into a credit agreement providing for a $122.0 million senior secured term loan (the “2023 SMFH Credit Facility”) with certain affiliates of EnTrust Global, as lenders, Kroll Agency Services, Limited, as facility agent, and Kroll Trustee Services Limited, as security trustee for the purposes of creating a more rational and efficient capital structure for the Company by consolidating a number of different credit facilities with different lending groups into a single facility.

The proceeds of the 2023 SMFH Credit Facility were used to:

(x) refinance approximately $104.8 million of existing principal indebtedness comprised of:

(a) $61.1 million incurred under the 2018 SMFH Credit Facility (as defined below),

(b) $11.0 million incurred under the SEACOR 88/888 Term Loan (as defined below),

(c) $15.1 million incurred under the SEACOR OSV Credit Facility (as defined below),

(d) $13.7 million incurred under the SEACOSCO Acquisition Debt (as defined below), and

(e) $3.9 million incurred under the Tarahumara Shipyard Financing (as defined below), which payoff amount reflects a 7% discount to book value,

(y) acquire 100% ownership of the Amy Clemons McCall, a 2014 built FSV, previously operated under lease and now pledged as collateral under the 2023 SMFH Credit Facility, and

(z) satisfy accrued and unpaid interest, fees, and general corporate purposes.

The funds available under the 2023 SMFH Credit Facility were fully drawn on September 14, 2023. The 2023 SMFH Credit Facility matures on September 14, 2028, with quarterly amortization of 2.5% of the initial loan advanced thereunder, with the remaining outstanding principal amount due on the maturity date. The 2023 SMFH Credit Facility bears interest at a fixed rate of 11.75% per annum.

The loan may be prepaid at any time in amounts of $1,000,000 or greater, subject to: (a) prior to the 12-month anniversary of funding, a premium equal to the remaining unpaid interest due over the first 15 months of the loan, and (b) after the 12-month anniversary of funding and prior to the 30-month anniversary of funding, a decreasing premium ranging from 3.00% to 1.00% of the amount prepaid.

The 2023 SMFH Credit Facility contains customary covenants for financings of this type including financial maintenance and restrictive covenants, such as the aggregate collateral vessel value to the sum of the outstanding principal amounts of the loans. The 2023 SMFH Credit Facility restricts the payment of dividends and distributions and the ability of the borrower and subsidiary guarantors to make certain investments, subject to important exceptions. In addition, the 2023 SMFH Credit Facility includes customary events of default.

SEACOR Marine issued a guaranty with respect to the obligations of the Borrower under the 2023 SMFH Credit Facility and related documents (the “2023 SMFH Credit Facility Guaranty”). The 2023 SMFH Credit Facility Guaranty includes, among other customary covenants, various financial covenants, including (A) minimum Cash and Cash Equivalents (as defined in the 2023 SMFH Credit Facility) of the greater of $20.0 million and 7.5% of Net Interest-Bearing Debt (as defined in the 2023 SMFH Credit Facility), (B) minimum Equity Ratio (as defined in the 2023 SMFH Credit Facility) of 35%, and (C) maximum Debt-to-Capitalization Ratio (as defined in the 2023 SMFH Credit Facility) of 65%. The Company was in compliance with all such covenants as of December 31, 2023. The 2023 SMFH Credit Facility Guaranty also restricts the payment of dividends and distributions and includes certain restrictions on the prepayment of unsecured indebtedness.

During the year ended December 31, 2023, the Company expensed $1.8 million of payments for early terminations fees and $0.2 million of unamortized debt issue costs related to the debt extinguishment.

2018 SMFH Credit Facility. On September 26, 2018, SMFH, a wholly owned subsidiary of the Company, entered into a $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA (as amended from time to time, the “2018 SMFH Credit Facility”) that was secured by mortgages on certain vessels owned by the Company’s vessel owning subsidiaries as well as an assignment of earnings from those subsidiaries. The obligations of SMFH under the 2018 SMFH Credit Facility were guaranteed by SEACOR Marine (as amended from time to time, the “2018 SMFH Credit Facility Guaranty”). Principal payments of $3.3 million per quarter under the 2018 SMFH Credit Facility began in December 2018.

As amended on September 29, 2022, the 2018 SMFH Credit Facility and 2018 SMFH Credit Facility Guaranty provided for, among other things, (i) a $5.3 million prepayment of the 2018 SMFH Credit Facility thereby reducing the amount outstanding thereunder to approximately $74.7 million as of such date, (ii) the establishment of Tranche A and Tranche B loans under the 2018 SMFH Credit Facility (each as defined the 2018 SMFH Credit Facility) and (iii) the change in the reference rate for Tranche B from LIBOR to SOFR. Tranche A was comprised of approximately $19.8 million of the principal amount of the loan and maintained the same Margin (as defined in the 2018 SMFH Credit Facility) over LIBOR of 4.75% per annum through December 31, 2022, thereafter reverting to 3.75% per annum and the same maturity date of September 30, 2023. Tranche B was comprised of approximately $54.9 million of the principal amount of the loan, permanently maintained the Margin over SOFR (previously LIBOR) at 4.75% per annum and extended the maturity date from September 30, 2023 to March 31, 2026. Proceeds from the 2023 SMFH Credit Facility were used to satisfy in full the 2018 SMFH Credit Facility.

Sea-Cat Crewzer III Term Loan Facility. On April 21, 2016, Sea-Cat Crewzer III LLC, a wholly owned subsidiary of the Company (“Sea-Cat Crewzer III”) entered into a €27.6 million term loan facility (payable in U.S. dollars) secured by the vessels owned by Sea-Cat Crewzer III and fully guaranteed by SEACOR Marine (the “Sea-Cat Crewzer III Loan Facility”). Borrowings under the facility bear interest at a Commercial Interest Reference Rate of 2.76% per annum. During the years ended December 31, 2017 and 2016, Sea-Cat Crewzer III drew $7.1 million and $22.8 million, respectively, under the facility and incurred issue costs of $2.7 million in 2016 related to this facility. During the year ended December 31, 2018 Sea-Cat Crewzer III made scheduled payments of $3.1 million, related to this facility. On December 26, 2019, Sea-Cat Crewzer III, SEACOR Marine, Banco Santander S.A. (as mandated lead arranger and agent), and Santander Bank, N.A. (as lender) entered into Amendment No. 1 to the Sea-Cat Crewzer III Loan Facility, which provided for, among other things, an increase to the maximum debt to capitalization ratio required to be maintained thereunder. On December 24, 2020, Sea-Cat Crewzer III, SEACOR Marine, Banco Santander S.A. (as mandated lead arranger and agent), and Santander Bank, N.A. (as lender) entered into Amendment No. 2 to the Sea-Cat Crewzer III Loan Facility, which provided for, among other things, a waiver of the covenant breaches related to maximum debt to capitalization ratio and the exclusion of certain obligations of the guarantor from the guarantor’s net financial debt for purposes of calculating the guarantor’s permitted net financial debt to equity. The original loan agreement did not expressly exclude certain obligations of the guarantor, including but not limited to non-recourse obligations. On

July 3, 2023, Sea-Cat Crewzer III, SEACOR Marine, Banco Santander S.A. (as mandated lead arranger and agent), and Santander Bank, N.A. (as lender) entered into Amendment No. 3 to the Sea-Cat Crewzer III Loan Facility, which provided for an amendment of the substitute reference rate from LIBOR to SOFR. As of December 31, 2023, Sea-Cat Crewzer III was in compliance with all debt covenants and lender requirements.

SEACOR Delta Shipyard Financing. Eight PSVs built by COSCO Shipping Heavy Industry (Guangdong) Co., Ltd. (the “COSCO (Guangdong) Shipyard” and such PSVs, the “SEACOR Delta PSVs”) were acquired by vessel owning subsidiaries (“SEACOR Delta SPVs”) of SEACOR Offshore Delta LLC, a wholly owned subsidiary of the Company and formerly known as SEACOSCO Offshore LLC, pursuant to deferred purchase agreements with COSCO (Guangdong) Shipyard (the “SEACOR Delta Shipyard Financing”). The SEACOR Delta Shipyard Financing provides for amortization of the purchase price for each SEACOR Delta PSV over a period of 10 years from delivery bearing a floating annual interest rate of three-month LIBOR plus 4.0%. SEACOR Offshore Delta LLC has taken delivery of all eight SEACOR Delta PSVs, seven with a 2018 or 2019 year of build, and one with a 2020 year of build. The payment obligations of the SEACOR Delta SPVs under the SEACOR Delta Shipyard Financing for each vessel is secured by a first lien mortgage on the vessel and a pledge of the SEACOR Delta SPV’s equity, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the shortfall in vessel collateral value, if any, in the event the COSCO (Guangdong) Shipyard exercises its remedies under the mortgages.

SEACOR Alpine Credit Facility. On June 16, 2023, SEACOR Alps LLC (“SEACOR Alps”), SEACOR Andes LLC (“SEACOR Andes”), and SEACOR Atlas LLC (“SEACOR Atlas” and, together with SEACOR Alps and SEACOR Andes, the “SEACOR Alpine Borrowers”), each a wholly owned subsidiary of the Company, as borrowers, entered into a $28.0 million senior secured term loan facility, by and among the SEACOR Alpine Borrowers, SEACOR Marine, as a guarantor, SEACOR Marine Alpine LLC, a wholly owned subsidiary of the Company, and Mountain Supply LLC, an affiliate of Hudson Structured Capital Management, as lender, facility agent and security trustee (the “SEACOR Alpine Credit Facility”). The proceeds of the SEACOR Alpine Credit Facility were made available to the SEACOR Alpine Borrowers in three tranches and were used to satisfy in full amounts outstanding under the SEACOR Alpine Shipyard Financing (as defined below). The funds available under the SEACOR Alpine Credit Facility were fully drawn on June 27, 2023.

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

SEACOR Alpine Shipyard Financing. In 2019, the Company committed to take possession of three Rolls Royce UT 771 CDL designed diesel electric powered PSVs of 3,800 tons delivered deadweight capacity with dynamic position class 2 and firefighting class 1 notations. As part of this transaction, the shipbuilder, COSCO Shipping Heavy Industry (Zhoushan) Co. Ltd., agreed to finance 70% of the cost of each of these vessels pursuant to a deferred payment agreement (the “SEACOR Alpine Shipyard Financing”). The SEACOR Alpine Shipyard Financing called for increasing quarterly payments of principal and interest payments that bear interest at a fixed annual rate of 5% over a four-year term from delivery. The payment obligations were secured by a first priority mortgage on the three vessels acquired. The Company took delivery of the three vessels, namely the SEACOR Alps, the SEACOR Andes and the SEACOR Atlas on September 30, 2019, April 20, 2020 and August 10, 2020, respectively. Proceeds from the SEACOR Alpine Credit Facility were used to satisfy in full the SEACOR Alpine Shipyard Financing.

SEACOSCO Acquisition Debt. On June 30, 2020, the Company completed the acquisition of the 50% membership interest in SEACOR Offshore Delta LLC, formerly known as SEACOSCO Offshore LLC (such remaining interests, the “SEACOSCO Interests”) that it did not already own. SEACOR Offshore Delta LLC is the owner of the eight SEACOR Delta PSVs. The price payable by the Company for the SEACOSCO Interests was $28.2 million (the “SEACOSCO Purchase Price”), $8.4 million of which was paid to the sellers (the “SEACOSCO Sellers”) at the closing. The deferred portion of the SEACOSCO Purchase Price was payable in annual installment payments of $1.0 million, $2.5 million and $2.5 million in the first, second and third year after the signing date of the acquisition, respectively, with the remaining $13.7 million due four years after such date (such deferred portion of the SEACOSCO Purchase Price, “SEACOSCO Acquisition Debt”). The SEACOSCO Acquisition Debt accrued interest at a fixed annual rate of 1.5%, 7.0%, 7.5% and 8.0% for the first through fourth years after the signing date, respectively. Proceeds from the 2023 SMFH Credit Facility were used to satisfy in full the SEACOSCO Acquisition Debt.

SEACOR 88/888 Term Loan Facility. On July 5, 2018, SEACOR 88 LLC and SEACOR 888 LLC, each a wholly owned subsidiary of the Company, entered into a certain $11.0 million senior secured loan agreement with DNB Bank ASA, New York Branch and DNB Capital LLC (as amended, the “SEACOR 88/888 Term Loan”), and used the funds to acquire two AHTS vessels, the SEACOR 88 and SEACOR 888, that were previously managed (but not owned) by the Company.

The SEACOR 88/888 Term Loan was secured by the SEACOR 88 and SEACOR 888 vessels, and SEACOR Marine provided a limited guaranty of such loan under which claims recoverable from SEACOR Marine shall not exceed the lesser of (x) $5.5 million and (y) 50% of the obligations outstanding at the time a claim is made thereunder. The SEACOR 88/888 Term Loan was amended on August 2, 2022 to provide for, among other things, (i) the extension of the maturity date of the SEACOR 88/888 Term Loan from June 29, 2023 to July 1, 2024, (ii) the change in the reference rate from LIBOR to SOFR and (iii) the amendment of the applicable annual interest rate margin over SOFR (previously LIBOR) from 3.75% to 4.75%. Proceeds from the 2023 SMFH Credit Facility were used to satisfy in full the SEACOR 88/888 Term Loan.

Tarahumara Shipyard Financing. On July 9, 2021, SMLLC took delivery of the vessel named SEACOR Tarahumara, a 2021 built PSV. Effective upon such delivery and as partial consideration for the acquisition of the vessel, SMLLC entered into a loan agreement with Master Boat Builders, Inc. with respect to a term loan in the amount of $6.5 million. This term loan matures in 2025 with interest-only payments for the first year, with the loan fully amortizing on a straight-line basis over the remaining term. The term loan bears interest at a fixed annual rate of 6% and is secured by a first lien mortgage on the vessel. SMLLC is the sole borrower under the loan agreement (the “Tarahumara Shipyard Financing”). Proceeds from the 2023 SMFH Credit Facility were used to satisfy in full the Tarahumara Shipyard Financing, at a 7% discount to book value.

SEACOR Offshore OSV. In connection with the OSV Partners Merger, completed on December 31, 2021, SEACOR Marine and SEACOR Offshore OSV assumed and guaranteed approximately $18.1 million of OSV Partners I’s third-party indebtedness outstanding under that certain second amended and restated credit facility agreement with DNB Capital LLC and Comerica Bank, as lenders, and administered by DNB Bank ASA, New York Branch, dated as of December 31, 2021 (as amended from time to time, the “SEACOR OSV Credit Facility”). The Company’s payment obligations under the SEACOR OSV Credit Facility were secured by a first lien mortgage on the five acquired vessels.

On December 22, 2022, the SEACOR OSV Credit Facility was amended to provide for, among other things, the division of the loans under the SEACOR OSV Credit Facility into two tranches of debt, Class A Debt (as defined in the SEACOR OSV Credit Facility) deemed loaned under the SEACOR OSV Credit Facility by DNB Capital LLC in an amount of approximately $10.9 million as of the date of the amendment, and Class B Debt (as defined in the SEACOR OSV Credit Facility) deemed loaned under the SEACOR OSV Credit Facility by Comerica Bank in an amount of approximately $5.6 million as of the date of the amendment. In addition, (a) the Final Payment Date (as defined in the SEACOR OSV Credit Facility) of the Class A Debt was extended from December 31, 2023 to March 31, 2026, (b) the Margin (as defined in the SEACOR OSV Credit Facility) of the Class A Debt was increased from 4.68% per annum to 4.75% per annum, and (c) the amortization profile of the SEACOR OSV Credit Facility was amended such that the borrowers thereunder are required to pay $500,000 per quarter up to and including the quarter ending on December 31, 2023 (at which point all amounts outstanding under the Class B Debt shall become due and payable), and $330,450 per quarter thereafter up to and including March 31, 2026. The Class B Debt maintained substantially the same terms and conditions under the SEACOR OSV Credit Facility as it had prior to Amendment No. 8. Proceeds from the 2023 SMFH Credit Facility were used to satisfy in full the SEACOR OSV Credit Facility.

Falcon Global. On June 10, 2021, SEACOR Marine, Falcon Global USA LLC, a wholly owned subsidiary of the Company (“FGUSA”), and certain subsidiaries of FGUSA, entered into a Second Amendment and Conditional Payoff Agreement (the “Conditional Payoff Agreement”) in respect of that certain (i) term and revolving loan facility, dated as of February 8, 2018, administered by JPMorgan Chase Bank, N.A. (as amended, the “FGUSA Credit Facility”) and (ii) obligation guaranty issued by SEACOR Marine, dated February 8, 2018, pursuant to which SEACOR Marine provided a guarantee of certain limited obligations of FGUSA under the FGUSA Credit Facility (as amended, the “FGUSA Obligation Guaranty”).

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

Letters of Credit. As of December 31, 2023, the Company had outstanding letters of credit totaling $1.1 million securing lease obligations, labor and performance guarantees.

7.
INCOME TAXES

(Loss) Income before income tax expense (benefit) and equity in earnings (losses) of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2023	2022	2021
United States	$(3,576)	$(48,037)	$34,955
Foreign	(335)	(21,881)	(29,425)
Eliminations	(160)	(160)	1,097
	$(4,071)	$(70,078)	$6,627

The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2023	2022	2021
Current:
Federal	$(18)	$90	$—
State	47	(78)	271
Foreign	13,831	8,473	6,362
	13,860	8,485	6,633
Deferred:
Federal	(5,062)	7	4,892
State	8	90	(32)
Foreign	(7)	—	—
	(5,061)	97	4,860
	$8,799	$8,582	$11,493

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2023	2022	2021
Statutory rate	(21.0)%	(21.0)%	21.0%
Income (loss) of foreign subsidiaries not includable in U.S. return and foreign withholding tax	223.4%	20.8%	141.6%
Non-Deductible Expenses	1.2%	0.3%	0.4%
JV equity earnings	—%	—%	3.8%
Sale of investments in 50% or less owned companies	—%	11.1%	—%
162(m) - Executive compensation	17.8%	—%	—%
Return to provision	—%	—%	0.4%
State Taxes	1.1%	—%	2.7%
Subpart F Income	6.6%	0.7%	2.0%
Share Award Plans	(12.9)%	0.3%	1.5%
Other	—	0.1%	—%
Effective Tax Rate	216.2%	12.3%	173.4%

For the year ending December 31, 2023, the Company’s effective income tax rate of 216.2% was primarily due to foreign withholding taxes.

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

The components of net deferred income tax liabilities as of December 31 were as follows (in thousands):

	2023	2022
Deferred tax liabilities:
Property and equipment	$48,779	$56,618
Other	3,533	6,094
Total deferred tax liabilities	52,312	62,712
Deferred tax assets:
Federal Net Operating Loss Carryforwards	10,887	14,822
Other	10,632	9,619
	21,519	24,441
Valuation Allowance	(4,925)	(2,508)
Total deferred tax assets	16,594	21,933
Net deferred tax liabilities	$35,718	$40,779

The Section 163(j) interest deduction limitations were amended to limit the ability of the Company to deduct net interest expense to 30% of adjusted taxable income. For the year ended December 31, 2023, $1.8 million of previously suspended interest was deductible and there is no remaining carry forward.

Net operating losses generated in 2017 and prior may be carried forward 20 years (expiring in 2037). Future utilization of net operating losses (“NOL”) arising in tax years after December 31, 2017 are limited to 80% of taxable income and are allowed to be carried forward indefinitely. As of December 31, 2023, the Company has utilized all of its remaining net operating losses generated prior to December 31, 2017, and has $51.8 million of net operating losses generated after 2017.

As of December 31, 2023, the Company's valuation allowance of $4.9 million related primarily to foreign tax credit carryforwards which the Company expects to expire unutilized and Louisiana state net operating loss carryforwards.

8.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2023		2022
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Interest rate swap agreements (cash flow hedges)	$—	$—	$526	$—
Derivatives not designated as hedging instruments:
Forward Exchange Contract	$608	$—	$—	$—

Economic Hedges. The Company may enter and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward exchange contract related to the purchase of hybrid battery power systems. During the years ended December 31, 2023 and December 31, 2021, the Company recognized gains of $0.6 million and $0.4 million, respectively, on these contracts which were recognized concurrently in earnings. As of December 31, 2022, the Company had no open forward currency exchange contracts.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.5 million for the year ended December 31, 2023 and gains of $2.3 million for the years ended December 31, 2022 and 2021 as a component of other comprehensive income (loss). As of December 31, 2023, there were no interest rate swaps held by the Company.

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

The fair value of our derivative instruments, depending on the type of instrument, is determined by the use of present value methods or standard option valuation models with assumptions about commodity prices based on those observed in underlying markets. The estimated fair value is net of an adjustment for credit risk based on the default probabilities by year as indicated by market quotes for the counterparties’ credit default swap rates.

The following tables reflect amounts recorded in Other Comprehensive Income (Loss) (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2023	2022	2021
Interest rate swap contracts	$56	$1,608	$219
Joint venture interest rate swap contracts	—	941	(588)

	(Gains) Losses Reclassified from OCI into Income (Effective Portion)
Location of (Gains) Losses	2023	2022	2021
Interest expense	$(571)	$694	$1,648

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

Other Derivative Instruments. The Company recognized gains on derivative instruments not designated as hedging instruments for the years ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2023	2022	2021
Conversion option liability on Old Convertible Notes	$—	$—	$2
Forward currency exchange, option and future contracts	608	—	390
	$608	$—	$392

The conversion option liability related to the bifurcated embedded conversion option in the Old Convertible Notes, issued to investment funds managed and controlled by Carlyle, was exchanged for the New Convertible Notes (see “Note 6. Long-Term Debt”). The forward currency exchange contract in 2023 relates to the purchase of hybrid battery power systems. The forward currency exchange contract in 2021 relates to £31.5 million swap related to the proceeds received from the sale of Windcat Workboats (see “Note 3. Equipment Acquisitions and Dispositions”).

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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2023
ASSETS
Derivative instruments	$—	$608	$—
2022
LIABILITIES
Derivative instruments	$—	$526	$—

The estimated fair values of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
2023
ASSETS
Cash, cash equivalents and restricted cash	$84,131	$84,131	$—	$—
LIABILITIES
Long-term debt, including current portion	315,909	—	307,653	—
2022
ASSETS
Cash, cash equivalents and restricted cash	$43,045	$43,045	$—	$—
LIABILITIES
Long-term debt, including current portion	321,631	—	314,979	—

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

Property and equipment. During the year ended December 31, 2023, the Company recognized impairment charges of $0.7 million for one leased-in AHTS to adjust for indicative cash flows and the cost to return the vessel to its owner. During the year ended December 31, 2022, the Company recognized impairment charges totaling $2.9 million. The Company recorded impairment charges of $0.9 million for one FSV classified as held for sale and sold during 2022. In addition, the Company recorded impairment charges of $0.7 million for one leased-in AHTS as it is not expected to return to active service during its remaining lease term. Additionally, the Company recorded impairment charges of $1.3 million for other equipment and classified such equipment as assets held for sale as the Company expects to sell the equipment within one year. The impairment charges for the assets held for sale are included in (losses) gains on asset dispositions and impairments in the accompanying consolidated statements of income (loss).

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

10.
WARRANTS

In connection with various transactions, the Company issued an aggregate of 2,560,456 warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (“Warrants”). As of December 31, 2023, 1,304,333 Warrants remain outstanding, which are comprised entirely of warrants issued to and held by the Carlyle Investors.

On November 9, 2023, 17,635 Warrants were exercised for a penny per share. In connection with the exercise of Warrants on November 9, 2023, 16 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

On January 17, 2023, 117,515 Warrants were exercised. In connection with the exercise of Warrants on January 17, 2023, 121 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

On December 23, 2021, 48,809 Warrants were exercised for a penny per share, resulting in 1,439,483 Warrants outstanding as of December 31, 2021. In connection with the exercise of Warrants on December 23, 2021, 149 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

11.
STOCKHOLDERS' EQUITY

On January 17, 2023, 117,515 Warrants were exercised, which, together with the Warrant exercise on November 9, 2023, resulted in 1,304,333 Warrants outstanding as of December 31, 2023, which are comprised entirely of warrants issued to the Carlyle Investors. In connection with the exercise of Warrants on January 17, 2023, 121 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

On November 9, 2023, 17,635 Warrants were exercised for a penny per share, which are comprised entirely of warrants issued to the Carlyle Investors. In connection with the exercise of Warrants on November 9, 2023, 16 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

On November 1, 2023, SEACOR Marine entered into an at-the-market sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), relating to the issuance and sale from time to time by SEACOR Marine (the “ATM Program”), as principal or through the Sales Agent, of shares of Common Stock having an aggregate gross sales price of up to $25.0 million (the “ATM Shares”). Sales of the ATM Shares, if any, under the Sales Agreement may be made in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange (the “NYSE”), the existing trading market for the Common Stock, or any other market venue where the Common Stock may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The Sales Agent may also sell the ATM Shares by any other method permitted by law.

During the fourth quarter of 2023, the Company issued and sold 7,674 shares of Common Stock in the ATM Program at an average price of $13.1891 per share, with net proceeds to the Company of $23,590, net of costs directly attributable to such issuance and sale of $77,623. No other shares of Common Stock were sold in 2023 under the ATM Program.

On December 31, 2021, pursuant to the OSV Partners Merger Agreement OSV Partners I merged with and into SEACOR Offshore OSV, with SEACOR Offshore OSV surviving the OSV Partners Merger.

In connection with the consummation of the OSV Partners Merger, the Company issued an aggregate number of 1,567,935 shares of Common Stock, as follows:

(i)
531,872 shares of Common Stock as consideration for the OSV Partners Merger paid to OSV Partners I’s limited partners (other than the Company and its subsidiaries), and
(ii)
1,036,063 shares of Common Stock as payment to settle all amounts and other obligations outstanding under that certain Subordinated PIK Loan Agreement and paid to the former lenders thereunder (all of whom were limited partners of OSV Partners I).

On December 23, 2021, 48,809 Warrants were exercised for a penny per share, resulting in 1,439,483 Warrants outstanding as of December 31, 2021. In connection with the exercise of Warrants on December 23, 2021, 149 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

12.
NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests	2023	2022
VEESEA Holdings Inc.	1.8%	$321	$321

13.
SAVINGS AND MULTI-EMPLOYER PENSION PLANS

SEACOR Marine Savings Plan. On January 1, 2016, the Company’s eligible U.S. based employees were transferred from the SEACOR Holdings sponsored defined contribution plan to the “SEACOR Marine 401(k) Plan,” a new Company sponsored defined contribution plan (the “Savings Plan”). Effective upon the June 1, 2017 spin-off from SEACOR Holdings, the Company discontinued its contribution to the Savings Plan up until January 1, 2019, at which time the Company’s contribution were limited to 1% of an employee’s wages. In 2020, the Company increased its matching contributions to 2% of an employee’s wages. Effective January 1, 2022, the Company increased its matching contributions to 3% of an employee’s wages and effective July 1, 2022 the Company increased such contribution to 4%. The Savings Plan costs for the years ended December 31, 2023, 2022 and 2021 were $1.1 million, $0.8 million and $0.2 million, respectively.

MNOPF and MNRPF. Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom (“U.K.”): the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2023, all invoices received related to MNOPF and MNRPF have been settled in full.

On October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. On November 23, 2023, the trustee advised that following the tri-annual valuation, $1.5 million (£1.2 million) of the potential cumulative funding deficit of the MNRPF was allocated to the Company as a participating employer, including the additional liabilities mentioned above. During 2023, the Company recognized payroll related operating expenses of $1.5 million (£1.2 million) for its allocated share of the potential cumulative funding deficit, which the Company will be invoiced for during 2024 and 2025.

Other Plans. Certain employees participate in other defined contribution plans in various international regions. During the years ended December 31, 2023, 2022 and 2021, the Company incurred costs, primarily from employer matching contributions of $0.7 million, $0.3 million and $0.4 million, respectively.

14.
STOCK BASED COMPENSATION

Equity Incentive Plan. During 2017, the Company adopted the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (the “2017 Plan”) and at the annual meeting of shareholders held on June 9, 2020, the Company’s shareholders approved the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). At the annual meeting of shareholders held on June 7, 2022 (the “Approval Date”), the Company’s shareholders approved the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which authorized the issuance of 2,450,000 shares of Common Stock under the 2022 Plan plus 6,005 shares of Common Stock remaining available for issuance under the 2020 Plan as of the Approval Date that will be available for issuance under the 2022 Plan. The types of awards under the 2022 Plan may include stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. As of December 31, 2023, 1,812,963 shares of Common Stock remained available for issuance under the 2022 Plan.

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

Employee Stock Purchase Plan. During 2017, the Company adopted the SEACOR Marine Holdings Inc. 2017 Employee Stock Purchase Plan (the “Marine ESPP”). The Marine ESPP, if implemented by the Board of Directors, will permit the Company to offer shares of its Common Stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of a share of its Common Stock on the first day of the offering period or (ii) the fair market value of a share of its Common Stock on the last day of the offering period. There are 300,000 shares of the Company’s Common Stock reserved for issuance under the Marine ESPP during the ten years following its adoption.

Share Award Transactions. Transactions in connection with the Company’s Equity Incentive Plans during the years ended December 31 were as follows:

	2023	2022	2021
Director Stock Awards Granted	60,938	60,787	189,030

Restricted Stock Activity:
Outstanding as of the beginning of year	1,682,193	1,163,090	436,714
Granted	660,307	1,036,605	933,705
Vested	(685,416)	(514,002)	(202,079)
Forfeited	(15,000)	(3,500)	(5,250)
Outstanding as of the end of year (1)	1,642,084	1,682,193	1,163,090

Stock Option Activity:
Outstanding as of the beginning of year	1,026,865	1,061,357	1,120,541
Granted	—	—	—
Exercised (2)	(834)	(34,492)	—
Forfeited (3)	—	—	(59,184)
Outstanding as of the end of year	1,026,031	1,026,865	1,061,357

(1)
Excludes 156,620, 216,172 and 354,964 grants of performance-based stock units as of December 31, 2023, 2022 and 2021, respectively, that are not considered outstanding until such time that they become probable to vest.
(2)
The intrinsic value of the options exercised was less than $0.1 million.
(3)
Forfeitures in 2021 includes 71,684 options forfeited as of December 31, 2021, netted with an adjustment of 12,500 previously granted.

During the year ended December 31, 2023, the Company recognized $6.3 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the 2017 Plan, the 2020 Plan and the 2022 Plan with a recognized tax benefit of $7.0 million. As of December 31, 2023, the Company had approximately $6.6 million in total unrecognized compensation costs. The weighted average period over which the compensation cost of non-vested awards will be recognized is approximately 0.77 years for restricted stock and there are no unvested stock options.

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

The weighted average fair value of restricted stock granted under the 2017 Plan, the 2020 Plan and the 2022 Plan were $9.67, $5.92 and $5.42 for the year ended December 31, 2023, 2022 and 2021, respectively. The fair value was based on the closing price of the Company’s stock on the day of the grant. The Company did not grant any options in the years ended December 31, 2023, 2022 and 2021. There were 834 and 34,492 stock options exercised in December 31, 2023 and December 31, 2022, respectively, and there were no stock options exercised in 2021.

During the year ended December 31, 2023, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Price
Non-Vested as of December 31, 2022	1,682,193	$5.68
Granted	660,307	9.67
Vested	(685,416)	10.12
Forfeited	(15,000)	5.82
Non-Vested as of December 31, 2023	1,642,084	7.53

During the year ended December 31, 2023, the number of shares and the weighted average exercise price on stock option transactions were as follows:

	Stock Options
	Number of Shares	Weighted Average Grant Price
Outstanding as of December 31, 2022	1,026,865	$12.66
Granted	—	—
Exercised	(834)	6.97
Forfeited	—	—
Outstanding as of December 31, 2023 (1)	1,026,031	12.66
Exercisable as of December 31, 2023 (2)	1,026,031	12.66

(1)
The weighted average remaining contractual term is 4.8 years and the intrinsic value of the options exercised was $1.7 million.
(2)
The weighted average remaining contractual term is 4.8 years and the intrinsic value of the options exercisable was $1.7 million.
15.
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

Transactions with SEACOR Holdings

On June 26, 2020, the Company entered into the Tax Refund Agreement with SEACOR Holdings, the Company’s former parent company. The Tax Refund Agreement enabled the Company to utilize NOL generated in 2018 and 2019 to claim refunds for tax years prior to the Company’s spin-off from SEACOR Holdings in 2017 (at which time the Company was included in SEACOR Holdings consolidated tax returns) that were permitted to be carried back pursuant to the provisions of the CARES Act and for which SEACOR Holdings needed to claim the refund on behalf of the Company. As a result, the Company received an aggregate amount of cash tax refunds of $32.3 million (including $1.1 million of interest paid by the IRS in respect of refund payment delays due in part to the COVID-19 pandemic), of which $12.5 million was received prior to March 31, 2021 and the remaining $19.8 million was received in April 2021. SEACOR Holdings will retain certain of the funds to facilitate tax savings realized by SEACOR Holdings of no less than 35% of the amount of its own 2019 NOL. Additionally, a $3.0 million transaction fee was paid to SEACOR Holdings concurrently with the signing of the Tax Refund Agreement as consideration for its cooperation in connection with the filing of the applicable tax refund returns. The Tax Refund Agreement did not restrict the use of approximately $23.1 million of the refund and required the remaining approximately $8.1 million to be deposited into an account to be used solely to satisfy certain of the Company’s obligations that remained guaranteed by SEACOR Holdings which primarily related to vessel operating leases. Two of these vessel operating leases expired in the fourth quarter of 2020, which reduced the remaining guarantee on the three remaining vessels to $7.0 million. The remaining three vessel operating leases that SEACOR Holdings guaranteed expired in 2021 and the Company applied the amount deposited to satisfy these obligations.

Transactions regarding OSV Partners

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

In December 2014, Charles Fabrikant (a former Non-Executive Chairman of SEACOR Marine), John Gellert (President, Chief Executive Officer and Director of SEACOR Marine), Jesús Llorca (Executive Vice President and Chief Financial Officer of SEACOR Marine) and other individuals (some of who were affiliated with the Company’s former parent, SEACOR Holdings), invested in Caroline International Holdings LLC (“Caroline”) and Caroline International Holdings II LLC (“Caroline II” and together with Caroline, the “Caroline Entities”), two entities managed by Mr. Fabrikant and formed solely for the purposes of investing in OSV Partners I. As of December 31, 2021, the aggregate investments of Messrs. Fabrikant, Gellert and Llorca in the Caroline Entities were $0.3 million, $0.4 million and $0.2 million, respectively. No other current executive officer or member of the Board of Directors invested in or has any interests in the Caroline Entities.

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

(i)
531,872 shares of Common Stock as consideration for the OSV Partners Merger (“Merger Consideration”), 80% of which was paid in respect of Preferred Interests and Class A Preferred Interests, and 20% in respect of the Initial LP Interests partners (other than the Company and its subsidiaries); and
(ii)
1,036,063 shares of Common Stock as consideration to settle all amounts outstanding under the PIK Loan Agreement (“PIK Loan Consideration”).

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

The First Lien Debt Acquisition and the OSV Partners Merger were subject to the oversight and received advance approval of the Audit Committee of the Board of Directors (“Audit Committee”) as related party transactions under the Company’s Related Party Transaction Policy. Mr. Gellert recused himself from deliberations by the Audit Committee and ultimately the Board of Directors with respect to the Merger, and the Board of Directors received a third party fairness opinion with respect thereto. Mr. Llorca was also not involved in the related discussions. Mr. Fabrikant no longer served on the Board of Directors as of June 8, 2021 and therefore had no participation in any of the approval processes for these transactions.

Transactions with Carlyle

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

SEACOR Marine may redeem some or all of the Guaranteed Notes at any time in minimum denominations of $10.0 million, upon not less than 30 nor more than 60 calendar days’ notice, at a price equal to (a) 101% of the principal amount of the Guaranteed Notes redeemed, if redeemed prior to October 1, 2024 and (b) 100% of the principal amount of the Guaranteed Notes redeemed, if redeemed on or after October 1, 2024, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date, provided, SEACOR Marine may not redeem the Guaranteed Notes if the principal amount of Guaranteed Notes and New Convertible Notes outstanding will be equal to or less than $50.0 million in the aggregate, unless SEACOR Marine redeems all of the Guaranteed Notes in whole.

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

Under the Convertible Notes Exchange Agreement, the Carlyle Investors have the ability to nominate one director to the Board of Directors if the Carlyle Investors, solely as a result of their ownership of shares of Common Stock owned by the Investors as of October 5, 2022 and ownership of the New Convertible Notes and warrants (including the shares of common stock of the Company issuable upon conversion or exercise thereof), beneficially own collectively 10% or more of the outstanding shares of common stock of the Company. The Carlyle Investors have not exercised this right. Ms. Anna Mire has been designated by the Carlyle Investors to observe meetings of the Board of Directors pursuant to the Carlyle Investors’ observer rights under the Convertible Notes Exchange Agreement and the Guaranteed Notes Exchange Agreement. This observation right will terminate at the time the Carlyle Investors own less than $50.0 million in aggregate principal amount of the New Convertible Notes and Guaranteed Notes or a combination of the New Convertible Notes and our Common Stock representing less than 5.0% of the Company’s Common Stock outstanding on a fully diluted basis, assuming the conversion of all of the New Convertible Notes and warrants to purchase Common Stock held by the Carlyle Investors.

The Convertible Notes Exchange Agreement contains customary representations and warranties made by SEACOR Marine and the Carlyle Investors and contains customary events of default and covenants. The Convertible Notes Exchange Agreement and the transactions contemplated thereby were subject to the oversight of, and received advance approval from, the Audit Committee.

During 2023 and 2021, the Carlyle Investors exercised 135,150 and 48,809 warrants, respectively. During 2022, the Carlyle Investors did not exercise any warrants. As of December 31, 2023, the Carlyle Investors had 1,304,333 outstanding warrants.

Transactions with CME

Mr. Alfredo Miguel Bejos, a member of the Board of Directors, currently serves as President and Chief Executive Officer of CME. In accordance with the Related Transaction Policy, the Audit Committee has adopted guidelines for addressing ongoing CME-related transactions.

On December 20, 2018, MEXMAR Offshore, a joint venture that was 49.0% owned by a subsidiary of the Company and 51.0% owned by a subsidiary of CME, acquired UP Offshore. UP Offshore was acquired for nominal consideration. In connection with the acquisition, UP Offshore’s existing debt was refinanced with $95.0 million of new indebtedness composed of (i) a $70.0 million six-year debt facility provided by UP Offshore’s existing lenders that is non-recourse to the Company, CME or any of their respective subsidiaries, (ii) a $15.0 million loan from MexMar, a joint venture between CME and the Company, to fund capital expenditures on two vessels and (iii) a $10.0 million loan from MEXMAR Offshore to fund working capital requirements funded by an approximate $5.0 million capital contribution to MEXMAR Offshore by each of the Company and CME. Due to losses from equity earnings, the Company’s investment in MEXMAR Offshore was written down to $0 in 2019. In July 2020, MEXMAR Offshore purchased from a consortium of banks in Brazil, $70.0 million of UP Offshore’s debt for $5.5 million, of which the Company’s commitment was $2.7 million to fund this purchase. As of December 31, 2020, the Company had loaned its proportional share of this commitment to MEXMAR Offshore of $1.96 million. The Company funded its remaining commitment in February 2021.

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

On September 29, 2022, SEACOR Marine and certain of its subsidiaries, on the one hand, and OTM, CME Ireland, and OVH, on the other hand, entered into the Framework Agreement. OTM and CME Ireland are affiliates of CME. Prior to the closing of the Framework Agreement Transactions, the Company owned 49% of each of MexMar and OVH through SEACOR Marine International, a wholly owned subsidiary of the Company, and the remaining 51% ownership interests were held by OTM. The Company also owned a minority interest in SEACOR Marlin LLC, the owner of the PSV SEACOR Marlin, and the remaining ownership interests of SEACOR Marlin LLC were held by MexMar. The Framework Agreement provided for, among other things, (i) the sale by the Company of all of the outstanding equity interests of SEACOR Marine International to OTM for a purchase price of $66.0 million, (ii) the sale by the Company of the AHTS SEACOR Davis to CME Ireland in exchange for the remaining equity interests in SEACOR Marlin LLC, such that SEACOR Marlin LLC would become a wholly owned subsidiary of the Company, (iii) the transfer of a hybrid battery power system from OVH to the Company as repayment in full of a certain vessel loan agreement by the Company to its former joint venture, and (iv) entry into a bareboat charter agreement between SEACOR Marlin LLC and MexMar. Each of the Framework Agreement Transactions was consummated on September 29, 2022. As a result of the Framework Agreement Transactions, the Company no longer owns any equity interest in either of MexMar or OVH, and the Company owns all of the equity interests in SEACOR Marlin LLC, which owns the PSV SEACOR Marlin.

In connection with the closing of the Framework Agreement Transactions, on September 29, 2022, SEACOR Marine Capital, a wholly owned subsidiary of SEACOR Marine, purchased all of the outstanding loans under the Second Amended and Restated Term Loan Credit Facility Agreement, made as of July 8, 2022, by and among MexMar, as the borrower, DNB Capital LLC and The Governor and Company of the Bank of Ireland, each as lenders, and DNB Bank ASA, New York Branch, as facility agent (as amended from time to time, the “MexMar Original Facility Agreement”) for an aggregate amount of $28.8 million, representing par value of the loan. The purchase was funded using proceeds received from the Framework Agreement Transactions. On the same date the facility was amended pursuant to a Third Amended and Restated Facility Agreement (“MexMar Third A&R Facility Agreement”) to, among other things, (i) provide for the prepayment by MexMar of approximately $8.8 million of the outstanding loan amount, to reduce the outstanding principal on the loan to $20.0 million, (ii) modify the definition of “Change of Control”, (iii) modify the maturity date from January 23, 2025 to September 30, 2023, (iv) decrease the minimum cash requirement from $10.0 million to $2.5 million, (v) modify the interest margin from 4.7% per annum to 5.0% per annum and (vi) modify the principal repayment profile to reflect four quarterly installments of $5.0 million to repay the loan by the maturity date. All collateral and security arrangements remained in place from the MexMar Original Facility Agreement, including a first priority mortgage on 13 offshore support vessels owned by MexMar. As a result, SEACOR Marine Capital was the sole lender to MexMar under the MexMar Third A&R Facility Agreement. This loan was repaid in full as of September 30, 2023.

Each of the Framework Agreement Transactions and the transactions entered into in connection with the MexMar Third A&R Facility Agreement (the “MexMar Facility Agreement Transactions”) were subject to the oversight of, and received advance approval from, the Audit Committee as related party transactions subject to the Company’s Related Party Transaction Policy. Mr. Miguel recused himself from the Audit Committee and the Board of Directors deliberations with respect to the Framework Agreement Transactions and the Mexmar Facility Agreement Transactions. The Board of Directors received a third party fairness opinion with respect to the Framework Agreement Transactions.

16.
COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company had unfunded capital commitments of $15.5 million for miscellaneous vessel equipment, including hybrid battery power systems. Of the unfunded capital commitments, $13.5 million is payable during 2024 and $2.0 million is payable during 2025. The Company has indefinitely deferred an additional $9.2 million of capital commitments with respect to one FSV.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, a wholly owned subsidiary of the Company (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$23.5 million based on a historical potential levy of R$12.87 million (USD $4.8 million and USD $2.7 million, respectively, based on the exchange rate as of December 31, 2023).

In the normal course of its business, the Company becomes involved in various litigation matters including, among others, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect that such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2023, all invoices received related to MNOPF and MNRPF have been settled in full.

On October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. On November 23, 2023, the trustee advised that following the tri-annual valuation, $1.5 million (£1.2 million) of the potential cumulative funding deficit of the MNRPF was allocated to the Company as a participating employer, including the additional liabilities mentioned above. During 2023, the Company recognized payroll related operating expenses of $1.5 million (£1.2 million) for its allocated share of the potential cumulative funding deficit, which the Company will be invoiced for during 2024 and 2025.

17.
MAJOR CUSTOMERS AND SEGMENT INFORMATION

During the year ended December 31, 2023, ExxonMobil Corporation (“ExxonMobil”), SEACOR Marine Arabia, a joint venture of which the Company owns 45% and through which vessels are in service to Saudi Arabian Oil Company, and Azule Energy Angola S.p.A., a joint venture between BP p.l.c. and Eni S.p.A., were responsible for $47.7 million or 17%, $43.2 million or 15% and $42.4 million or 15%, respectively, of the Company’s total consolidated operating revenues from continuing operations. During the year ended December 31, 2022, ExxonMobil and SEACOR Marine Arabia were responsible for $39.6 million or 18% and $30.1 million or 14%, respectively, of the Company’s total consolidated operating revenues from continuing operations. During the year ended December 31, 2021, ExxonMobil and SEACOR Marine Arabia were each responsible for $35.2 million or 21% and $29.7 million or 17%, respectively, of the Company’s total consolidated operating revenues from continuing operations.

For the years ended December 31, 2023, 2022 and 2021, the ten largest customers of the Company accounted for approximately 73%, 66% and 81%, respectively, of the Company’s operating revenues from continuing operations. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

For the years ended December 31, 2023, 2022 and 2021, approximately 79%, 72% and 88%, respectively, of the Company’s operating revenues and $3.6 million, $7.0 million and $15.4 million, respectively, of equity in earnings from 50% or less owned companies, net of tax, were derived from its continuing foreign operations.

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

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2023
Operating Revenues:
Time charter	$41,850	$87,729	$66,407	$55,399	$251,385
Bareboat charter	—	—	—	1,460	1,460
Other marine services	17,678	2,582	4,345	2,061	26,666
	59,528	90,311	70,752	58,920	279,511
Direct Costs and Expenses:
Operating:
Personnel	26,110	20,434	20,786	14,440	81,770
Repairs and maintenance	5,146	9,624	7,109	4,947	26,826
Drydocking	2,314	2,946	(99)	1,437	6,598
Insurance and loss reserves	3,752	1,727	3,638	839	9,956
Fuel, lubes and supplies	3,697	6,830	3,552	3,108	17,187
Other	1,427	10,072	3,961	1,853	17,313
	42,446	51,633	38,947	26,624	159,650
Direct Vessel Profit	$17,082	$38,678	$31,805	$32,296	$119,861
Other Costs and Expenses:
Lease expense	$536	$1,498	$360	$354	2,748
Administrative and general					49,183
Depreciation and amortization	14,685	15,346	14,760	9,030	53,821
					105,752
Gains on asset dispositions and impairments, net					21,409
Operating income					$35,518
As of December 31, 2023
Property and Equipment:
Historical cost	$209,262	$272,272	$267,079	$170,210	$918,823
Accumulated depreciation	(99,137)	(93,045)	(94,708)	(37,251)	(324,141)
	$110,125	$179,227	$172,371	$132,959	$594,682
Total Assets(1)	$142,264	$215,158	$199,174	$152,427	$709,023

(1)
Total Assets exclude $71.3 million of corporate assets.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2022
Operating Revenues:
Time charter	$51,272	$60,060	$52,080	$40,122	$203,534
Bareboat charter	—	—	—	1,374	1,374
Other marine services	9,528	(163)	762	2,290	12,417
	60,800	59,897	52,842	43,786	217,325
Direct Costs and Expenses:
Operating:
Personnel	25,201	16,436	22,376	13,769	77,782
Repairs and maintenance	7,049	9,229	8,111	7,107	31,496
Drydocking	8,978	2,339	6,569	274	18,160
Insurance and loss reserves	4,831	1,178	2,838	1,115	9,962
Fuel, lubes and supplies	3,345	8,022	5,089	2,833	19,289
Other	1,235	7,175	4,633	2,253	15,296
	50,639	44,379	49,616	27,351	171,985
Direct Vessel Profit	$10,161	$15,518	$3,226	$16,435	$45,340
Other Costs and Expenses:
Lease expense	$998	$1,691	$156	$1,024	3,869
Administrative and general					40,911
Depreciation and amortization	17,444	13,708	16,331	8,474	55,957
					100,737
Gains on asset dispositions and impairments, net					1,398
Operating loss					$(53,999)
As of December 31, 2022
Property and Equipment:
Historical cost	$232,740	$285,303	$286,745	$162,895	$967,683
Accumulated depreciation	(101,503)	(92,030)	(89,444)	(27,801)	(310,778)
	$131,237	$193,273	$197,301	$135,094	$656,905
Total Assets(1)	$174,081	$211,371	$215,497	$150,650	$751,599

(1)
Total Assets exclude $64.0 million of corporate assets.

	United States (primarily Gulf of Mexico)	Africa and Europe, Continuing Operations	Middle East and Asia	Latin America	Total
For the year ended December 31, 2021
Operating Revenues:
Time charter	$15,487	$44,268	$53,146	$46,934	$159,835
Bareboat charter	1,549	—	—	2,484	4,033
Other marine services	3,607	(1,338)	526	4,278	7,073
	20,643	42,930	53,672	53,696	170,941
Direct Costs and Expenses:
Operating:
Personnel	8,836	13,903	22,191	14,990	59,920
Repairs and maintenance	3,394	6,772	6,701	7,250	24,117
Drydocking	2,082	1,159	2,639	467	6,347
Insurance and loss reserves	2,632	1,353	2,481	2,201	8,667
Fuel, lubes and supplies	1,204	4,109	3,459	3,261	12,033
Other	648	5,815	6,158	3,701	16,322
	18,796	33,111	43,629	31,870	127,406
Direct Vessel Profit	$1,847	$9,819	$10,043	$21,826	$43,535
Other Costs and Expenses:
Lease expense	$2,621	$1,281	$472	$1,711	6,085
Administrative and general					37,639
Depreciation and amortization	15,712	12,856	17,985	10,842	57,395
					101,119
Gains on asset dispositions and impairments, net					20,436
Operating loss					$(37,148)
As of December 31, 2021
Property and Equipment:
Historical cost	$240,717	$218,544	$340,225	$208,594	$1,008,080
Accumulated depreciation	(115,088)	(69,310)	(85,683)	(32,247)	(302,328)
	$125,629	$149,234	$254,543	$176,347	$705,752
Total Assets(1)	$148,753	$167,185	$256,533	$250,594	$823,065

(1)
Total Assets exclude $89.4 million of corporate assets.

18.
DISCONTINUED OPERATIONS

On January 12, 2021, the Company completed the sale of Windcat Workboats, which was previously classified as assets held for sale as of the end of the fourth quarter 2020. The Company has no continuing involvement in this business, which at the time of sale was considered a strategic shift in the Company’s operations. During the first twelve days of 2021, the Company recognized $0.2 million in net income from operations of Windcat Workboats that was utilized to calculate the gain on the sale of Windcat Workboats (see “Note 3. Equipment Acquisitions and Dispositions”). Summarized selected operating results of the Company’s assets held for sale and discontinued operations were as follows for the years ended December 31, (in thousands):

2020
Assets from Discontinued Operations:
Current assets	$10,138
Net property and equipment	34,580
Non-current assets	5,517
50,235
Liability from Discontinued Operations:
Current liabilities	2,418
Long-term liabilities	28,509
$30,927

Windcat Workboats
2021
Operating Revenues:
Time charter	$903
Other revenue	70
973
Costs and Expenses:
Operating	578
Direct Vessel Profit	395

General and Administrative Expenses	238
Lease Expense	24
Depreciation	—
Operating Income	133
Other Income (Expense)
Interest income	2
Interest expense	(39)
Foreign currency translation gain (loss)	89
Other, net	—
52
Operating Income Before Equity Earnings of 50% or Less Owned Companies, Net of Tax	185
Income Tax Benefit	—
Operating Income Before Equity Earnings of 50% or Less Owned Companies	185
Equity in (Losses) Earnings of 50% or Less Owned Companies, Net of Tax	(16)
Net Income from Discontinued Operations	$169

19.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements.

SEACOR MARINE HOLDINGS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

Description	Balance Beginning of Year	Reserves Acquired	Charges (Recoveries) to Cost and Expenses	Deductions	Balance End of Year
Year Ended December 31, 2023
Allowance for credit loss reserves (deducted from trade and notes receivable)	$1,650	$—	$3,519	$(626)	$4,543
Year Ended December 31, 2022
Allowance for credit loss reserves (deducted from trade and notes receivable)	$1,312	$—	$489	$(151)	$1,650
Year Ended December 31, 2021
Allowance for credit loss reserves (deducted from trade and notes receivable)	$582	$3	$863	$(136)	$1,312