Form 10-Q
period 2024-03-31
SEACOR Marine Holdings Inc.
filed 2024-05-01
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of April 26, 2024 was 27,602,032. The registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$59,593	$67,455
Restricted cash	2,566	16,676
Receivables:
Trade, net of allowance for credit loss of $4,546 and $4,543 as of March 31, 2024 and December 31, 2023, respectively	58,272	63,728
Other	12,210	11,049
Tax receivable	983	983
Inventories	2,516	1,609
Prepaid expenses and other	3,425	2,686
Assets held for sale	500	500
Total current assets	140,065	164,686
Property and Equipment:
Historical cost	919,139	918,823
Accumulated depreciation	(337,001)	(324,141)
	582,138	594,682
Construction in progress	13,410	10,362
Net property and equipment	595,548	605,044
Right-of-use asset - operating leases	3,988	4,291
Right-of-use asset - finance leases	29	37
Investments, at equity, and advances to 50% or less owned companies	3,122	4,125
Other assets	2,094	2,153
Total assets	$744,846	$780,336
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$1,285	$1,591
Current portion of finance lease liabilities	33	35
Current portion of long-term debt	28,605	28,365
Accounts payable	23,453	27,562
Accrued wages and benefits	3,133	5,083
Accrued interest	3,876	1,850
Unearned revenue	2,057	687
Accrued capital, repair, and maintenance expenditures	3,402	2,471
Accrued insurance deductibles and premiums	2,636	3,189
Derivatives	99	—
Other current liabilities	5,864	6,253
Total current liabilities	74,443	77,086
Long-term operating lease liabilities	3,390	3,529
Long-term finance lease liabilities	—	6
Long-term debt	281,989	287,544
Deferred income taxes	33,873	35,718
Deferred gains and other liabilities	2,285	2,229
Total liabilities	395,980	406,112
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 28,395,684 and 27,665,792 shares issued as of March 31, 2024 and December 31, 2023, respectively	286	280
Additional paid-in capital	474,433	472,692
Accumulated deficit	(125,609)	(102,425)
Shares held in treasury of 793,652 and 418,014 as of March 31, 2024 and December 31, 2023, respectively, at cost	(8,071)	(4,221)
Accumulated other comprehensive income, net of tax	7,506	7,577
	348,545	373,903
Noncontrolling interests in subsidiaries	321	321
Total equity	348,866	374,224
Total liabilities and equity	$744,846	$780,336

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended March 31,
	2024	2023
Operating Revenues	$62,770	$61,209
Costs and Expenses:
Operating	48,099	38,509
Administrative and general	11,917	11,632
Lease expense	481	720
Depreciation and amortization	12,882	13,762
	73,379	64,623
(Losses) Gains on Asset Dispositions and Impairments, Net	(1)	3,599
Operating (Loss) Income	(10,610)	185
Other Income (Expense):
Interest income	593	460
Interest expense	(10,309)	(8,788)
Derivative losses, net	(543)	—
Foreign currency losses, net	(80)	(825)
Other, net	(95)	—
	(10,434)	(9,153)
Loss Before Income Tax Expense and Equity in (Losses) Earnings of 50% or Less Owned Companies	(21,044)	(8,968)
Income Tax Expense	925	1,157
Loss Before Equity in (Losses) Earnings of 50% or Less Owned Companies	(21,969)	(10,125)
Equity in (Losses) Earnings of 50% or Less Owned Companies	(1,100)	536
Net Loss	$(23,069)	$(9,589)

Net Loss Per Share:
Basic	$(0.84)	$(0.36)
Diluted	(0.84)	(0.36)
Weighted Average Common Stock and Warrants Outstanding:
Basic	27,343,604	26,822,391
Diluted	27,343,604	26,822,391

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net Loss	$(23,069)	$(9,589)
Other Comprehensive (Loss) Income:
Foreign currency translation (losses) gains	(71)	668
Derivative gains on cash flow hedges	—	14
Reclassification of derivative gains on cash flow hedges to interest expense	—	(166)
	(71)	516
Income Tax Expense	—	—
	(71)	516
Comprehensive Loss	$(23,140)	$(9,073)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Three Months Ended March 31, 2024
December 31, 2023	27,184,778	$280	$472,692	481,014	$(4,221)	$(102,425)	$7,577	$321	$374,224
Restricted stock grants	563,271	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	1,639	—	—	—	—	—	1,639
Exercise of options	9,166	—	102	—	—	—	—	—	102
Restricted stock vesting	(251,333)	—	—	251,333	(3,081)	—	—	—	(3,081)
Performance restricted stock vesting	96,150	—	—	61,305	(769)	—	—	—	(769)
Net loss	—	—	—	—	—	(23,069)	—	—	(23,069)
Other comprehensive loss	—	—	—	—	—	(115)	(71)	—	(186)
March 31, 2024	27,602,032	$286	$474,433	793,652	$(8,071)	$(125,609)	$7,506	$321	$348,866

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Three Months Ended March 31, 2023
December 31, 2022	26,702,161	$272	$466,669	248,638	$(1,852)	$(93,111)	$6,847	$321	$379,146
Restricted stock grants	520,396	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	1,221	—	—	—	—	—	1,221
Exercise of options	834	—	6	—	—	—	—	—	6
Exercise of warrants	117,394	1	—	121	(1)	—	—	—	—
Restricted stock vesting	(220,207)	—	—	220,207	(2,266)	—	—	—	(2,266)
Forfeiture of employee share awards	(15,000)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,589)	—	—	(9,589)
Other comprehensive income	—	—	—	—	—	—	516	—	516
March 31, 2023	27,105,578	$279	$467,896	468,966	$(4,119)	$(102,700)	$7,363	$321	$369,040

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(23,069)	$(9,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,882	13,762
Deferred financing costs amortization	295	418
Stock-based compensation expense	1,645	1,227
Debt discount amortization	1,926	1,558
Allowance for credit losses	3	(104)
Loss (gain) from equipment sales, retirements or impairments	1	(3,599)
Derivative losses	543	—
Interest on finance leases	—	72
Settlements on derivative transactions, net	164	154
Currency losses	80	825
Deferred income taxes	(1,845)	(1,659)
Equity losses (earnings)	1,100	(536)
Changes in Operating Assets and Liabilities:
Accounts receivables	4,291	(9,857)
Other assets	(1,290)	45
Accounts payable and accrued liabilities	(3,895)	6,731
Net cash used in operating activities	(7,169)	(552)
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,416)	(470)
Proceeds from disposition of property and equipment	—	7,611
Principal payments on notes due from others	—	5,000
Net cash (used in) provided by investing activities	(3,416)	12,141
Cash Flows from Financing Activities:
Payments on long-term debt	(7,530)	(8,608)
Payments on finance leases	(9)	(114)
Proceeds from exercise of stock options	—	6
Tax withholdings on restricted stock vesting	(3,850)	(2,266)
Net cash used in financing activities	(11,389)	(10,982)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	2	—
Net Change in Cash, Restricted Cash and Cash Equivalents	(21,972)	607
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	84,131	43,045
Cash, Restricted Cash and Cash Equivalents, End of Period	$62,159	$43,652
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$6,062	$5,955
Income taxes paid, net	—	446
Noncash Investing and Financing Activities:
Increase in capital expenditures in accounts payable and accrued liabilities	133	51
Recognition of a new right-of-use asset - operating leases	—	196

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

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

On October 9, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the United States Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The effective date is contingent on when the SEC removes the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company does not believe the adoption of the standard will have a material effect on the disclosures included herein.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	2024	2023
Balance at beginning of period	$687	$2,333
Unearned revenues during the period	2,785	6,501
Revenues recognized during the period	(1,415)	(8,147)
Balance at end of period	$2,057	$687

As of March 31, 2024 and December 31, 2023, the Company had unearned revenue of $2.1 million and $0.7 million, respectively, primarily related to mobilization of vessels.

Direct Operating Expenses. Direct operating costs and expenses, other than leased-in equipment expense, consist primarily of costs and expenses such as: personnel; repairs and maintenance; drydocking; insurance and loss reserves; fuel, lubes and supplies; and other expenses, which include costs such as brokers’ commissions, communication costs, expenses incurred in mobilizing vessels between geographic regions, third party ship management fees, freight expenses, and customs and importation duties. Direct operating costs are expensed as incurred.

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

After collection efforts have been exhausted, trade receivables that are deemed uncollectible are removed from both accounts receivable and the allowance for credit losses.

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of March 31, 2024, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was no capitalized interest recognized during the three months ended March 31, 2024 and 2023.

Assets Held for Sale. As of March 31, 2024, one anchor handling towing supply vessel (“AHTS”) previously included in the Africa and Europe segment, with a carrying value of $0.5 million, was classified as assets held for sale as the Company expects to sell the vessel within one year.

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

During the three months ended March 31, 2024 and 2023, the Company did not record impairment charges on any owned or leased-in vessels. Impairment charges are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss). Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of March 31, 2024, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the three months ended March 31, 2024, the Company’s effective income tax rate of 4.4% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit for U.S. income tax purposes.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total Other Comprehensive Income
December 31, 2023	$7,577	$—	$7,577
Other comprehensive loss	(71)	—	(71)
Balance as of March 31, 2024	$7,506	$—	$7,506

Earnings (Loss) Per Share. Basic earnings/loss per share of Common Stock of SEACOR Marine is computed based on the weighted average number of shares of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the New Convertible Notes unless anti-dilutive.

For the three months ended March 31, 2024 and 2023, diluted loss per share of Common Stock excluded 2,978,724 shares of Common Stock issuable upon conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

In addition, for the three months ended March 31, 2024 and 2023 diluted loss per share of Common Stock excluded 1,378,797 and 1,672,932 shares of restricted stock, respectively, and 1,016,865 and 1,026,031 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

2.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2024, capital expenditures were $3.4 million and there were no equipment deliveries and no vessel sales. During the three months ended March 31, 2023, the Company sold three liftboats and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $7.6 million, after transaction costs, and a gain of $2.6 million.

3.
INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	Ownership	2024	2023
Seabulk Angola	49.0%	$974	$1,668
SEACOR Marine Arabia	45.0%	2,078	2,385
Other	20.0% - 50.0%	70	72
		$3,122	$4,125

4.
LONG-TERM DEBT

The Company’s long-term debt obligations as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Guaranteed Notes	$90,000	$90,000
New Convertible Notes	35,000	35,000
2023 SMFH Credit Facility	115,900	118,950
Sea-Cat Crewzer III Term Loan Facility	12,990	14,227
SEACOR Delta Shipyard Financing	66,424	68,647
SEACOR Alpine Credit Facility	25,180	26,200
Total principal due for long-term debt	345,494	353,024
Current portion due within one year	(28,605)	(28,365)
Unamortized debt discount	(30,959)	(32,885)
Deferred financing costs	(3,941)	(4,230)
Long-term debt, less current portion	$281,989	$287,544

As of March 31, 2024, the Company was in compliance with all debt covenants and lender requirements.

Letters of Credit. As of March 31, 2024, the Company had outstanding letters of credit of $0.4 million securing lease obligations, labor and performance guaranties.

5.
LEASES

As of March 31, 2024, the Company leased-in one AHTS and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of March 31, 2024, the remaining lease term of the vessel had a duration of six months. The lease terms of certain facilities and other equipment had a duration ranging from 11 to 273 months.

As of March 31, 2024, future minimum payments for leases for the remainder of 2024 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$1,332	$27
2025	746	6
2026	459	—
2027	400	—
2028	341	—
Years subsequent to 2028	2,872	—
	6,150	33
Interest component	(1,475)	—
	4,675	33
Current portion of long-term lease liabilities	1,285	33
Long-term lease liabilities	$3,390	$—

For the three months ended March 31, 2024 and 2023 the components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$394	$546
Finance lease costs:
Amortization of finance lease assets (1)	10	160
Interest on finance lease liabilities (2)	—	72
Short-term lease costs	87	174
	$491	$952

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the three months ended March 31, 2024 supplemental cash flow information related to leases was as follows (in thousands):

2024
Operating cash outflows from operating leases	$519
Financing cash outflows from finance leases	9
Right-of-use assets obtained for operating lease liabilities	—
Right-of-use assets obtained for finance lease liabilities	—

For the three months ended March 31, 2024 other information related to leases was as follows:

2024
Weighted average remaining lease term, in years - operating leases	10.6
Weighted average remaining lease term, in years - finance leases	0.9
Weighted average discount rate - operating leases	6.5%
Weighted average discount rate - finance leases	4.0%

6.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the three months ended March 31, 2024:

Statutory rate	(21.0)%
Income (loss) of foreign subsidiaries not includable in U.S. return and foreign withholding tax	19.9%
162(m) - Executive compensation	5.9%
Other	(0.4)%
Effective income tax rate	4.4%

7.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives not designated as hedging instruments:
Forward Exchange Contract	$—	$99	$608	$—

Economic Hedges. The Company may enter and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward exchange contract related to the purchase of hybrid battery power systems, the purchase price for which is denominated in Norwegian Kroner. During the three months ended March 31, 2024, the Company recognized losses of $0.5 million on this contract which were recognized in earnings.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.2 million for the three months ended March 31, 2023 as a component of other comprehensive income (loss). As of March 31, 2024, there were no interest rate swaps held by the Company.

Other Derivative Instruments. The Company had no derivative instruments not designated as hedging instruments for the three months ended March 31, 2023 and recognized gains on derivative instruments not designated as hedging instruments for the three months ended March 31, 2024 as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Forward currency exchange, option, and future contracts	$543	$—

The forward currency exchange contract relates to the purchase of hybrid battery power systems discussed in economic hedges above.

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

The Company’s financial assets and liabilities as of March 31, 2024 and December 31, 2023 that are measured at fair value on a recurring basis were as follows (in thousands):

March 31, 2024	Level 1	Level 2	Level 3
LIABILITIES
Derivative instruments	$—	$99	$—
December 31, 2023
ASSETS
Derivative instruments	$—	$608	$—

The fair value of the Company’s derivative instruments was estimated by utilizing a spot rate as of the measurement date provided by an independent third party.

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

		Estimated Fair Value
March 31, 2024	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$62,159	$62,159	$—	$—
LIABILITIES
Long-term debt, including current portion	310,594	—	305,027	—
December 31, 2023
ASSETS
Cash, cash equivalents and restricted cash	$84,131	$84,131	$—	$—
LIABILITIES
Long-term debt, including current portion	315,909	—	307,653	—

The carrying value of cash, cash equivalents, restricted cash and trade receivables approximates fair value. The fair value of the Company’s long-term debt was estimated based upon quoted market prices or by using discounted cash flow analysis based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value, and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Property and equipment. During the three months ended March 31, 2024, the Company recognized no impairment charges. During the year ended December 31, 2023, the Company recognized impairment charges totaling $0.7 million for one leased-in AHTS to adjust for indicative cash flows and the cost to return the vessel to its owner.

9.
COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company had unfunded capital commitments of $12.5 million for miscellaneous vessel equipment, including $10.5 million in respect of hybrid battery power systems. Of the unfunded capital commitments, $7.3 million is payable during 2024 and $5.2 million is payable during 2025. The Company has indefinitely deferred an additional $9.2 million of orders with respect to one fast support vessel.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$23.9 million based on a historical potential levy of R$12.87 million (USD $4.8 million and USD $2.6 million, respectively, based on the exchange rate as of March 31, 2024).

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of March 31, 2024, all invoices related to MNOPF and MNRPF have been settled in full.

On October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. On November 23, 2023, the trustee advised that following the tri-annual valuation, $1.5 million (£1.2 million) of the potential cumulative funding deficit of the MNRPF was allocated to the Company as a participating employer, including the additional liabilities mentioned above. During 2023, the Company recognized payroll related operating expenses of $1.5 million (£1.2 million) for its allocated share of the potential cumulative funding deficit, which the Company will be invoiced for during 2024 and 2025. On April 30, 2024, the Company was informed by the MNRPF that the Company’s allocated share of the potential cumulative funding deficit may be reduced due to changes in valuation assumptions. The MNRPF further advised that the final results of the valuation must be determined by the trustee by June 30, 2024, after which the Company and the other participating employers would be notified of their respective final allocation of such funding deficit.

10.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the three months ended March 31, 2024 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2023	1,642,084
Granted	563,271
Vested (1)	(826,618)
Forfeited	—
Outstanding as of March 31, 2024 (2)	1,378,737

Stock Option Activity:
Outstanding as of December 31, 2023	1,026,031
Granted	—
Exercised	(9,166)
Forfeited	—
Outstanding as of March 31, 2024	1,016,865

(1)
Includes 157,455 vested grants of performance-based stock.
(2)
Includes 184,930 grants of performance-based stock that satisfied the performance obligation and are therefore likely to vest and excludes 357,520 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

For the three months ended March 31, 2024, the Company acquired for treasury (i) 251,333 shares of Common Stock from its employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $3.1 million, and (ii) 61,305 shares of Common Stock from its employees to cover their tax withholding obligations upon the lapsing of restrictions on performance-based share awards for an aggregate purchase price of $0.8 million. These shares were purchased in accordance with the terms of the Company’s 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

11.
SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2023 Annual Report. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2024
Operating Revenues:
Time charter	$6,957	$20,555	$16,477	$15,274	$59,263
Bareboat charter	—	—	—	364	364
Other marine services	1,026	169	350	1,598	3,143
	7,983	20,724	16,827	17,236	62,770
Direct Costs and Expenses:
Operating:
Personnel	5,781	5,181	5,963	4,745	21,670
Repairs and maintenance	1,404	3,209	2,712	2,438	9,763
Drydocking	1,968	2,032	1,483	1,223	6,706
Insurance and loss reserves	396	334	618	390	1,738
Fuel, lubes and supplies	667	1,287	1,198	1,371	4,523
Other	(171)	2,199	1,000	671	3,699
	10,045	14,242	12,974	10,838	48,099
Direct Vessel (Loss) Profit	$(2,062)	$6,482	$3,853	$6,398	14,671
Other Costs and Expenses:
Lease expense	$138	$178	$85	$80	481
Administrative and general					11,917
Depreciation and amortization	2,750	3,915	3,496	2,721	12,882
					25,280
Losses on asset dispositions and impairments, net					(1)
Operating loss					$(10,610)
As of March 31, 2024
Property and Equipment:
Historical Cost	$163,373	$292,292	$267,401	$196,073	$919,139
Accumulated Depreciation	(85,334)	(100,578)	(98,203)	(52,886)	(337,001)
	$78,039	$191,714	$169,198	$143,187	$582,138
Total Assets (1)	$107,976	$223,985	$193,756	$161,590	$687,307

(1)
Total Assets by region does not include corporate assets of $57.5 million as of March 31, 2024.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2023
Operating Revenues:
Time charter	$6,564	$18,996	$16,028	$13,827	$55,415
Bareboat charter	—	—	—	360	360
Other	3,850	225	27	1,332	5,434
	10,414	19,221	16,055	15,519	61,209
Direct Costs and Expenses:
Operating:
Personnel	6,535	4,505	4,841	3,922	19,803
Repairs and maintenance	1,194	2,553	677	1,587	6,011
Drydocking	43	1,184	(1,095)	(119)	13
Insurance and loss reserves	1,041	318	1,185	245	2,789
Fuel, lubes and supplies	783	2,215	1,142	679	4,819
Other	231	2,749	1,496	598	5,074
	9,827	13,524	8,246	6,912	38,509
Direct Vessel Profit	$587	$5,697	$7,809	$8,607	22,700
Other Costs and Expenses:
Lease expense	$136	$429	$76	$79	720
Administrative and general					11,632
Depreciation and amortization	3,535	3,925	3,688	2,614	13,762
					26,114
Gains on asset dispositions and impairments, net					3,599
Operating income					$185
As of March 31, 2023
Property and Equipment:
Historical Cost	$208,241	$287,168	$286,795	$187,124	$969,328
Accumulated Depreciation	(99,165)	(96,086)	(93,132)	(35,814)	(324,197)
	$109,076	$191,082	$193,663	$151,310	$645,131
Total Assets (1)	$146,209	$216,899	$213,461	$172,575	$749,144

(1)
Total Assets by region does not include corporate assets of $54.4 million as of March 31, 2023.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of March 31, 2024, and 2023, the Company’s investments, at equity and advances to 50% or less owned companies in its other 50% or less owned companies were $3.1 million and $3.6 million, respectively. Equity in (losses) earnings of 50% or less owned companies for the three months ended March 31, 2024 and 2023 were ($1.1) million and $0.5 million, respectively.

12.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2023 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time. All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission.

The following Management’s Discussion and Analysis (the “MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2023 Annual Report.

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of March 31, 2024, the Company operated a diverse fleet of 56 support vessels, of which 55 were owned or leased-in and one was managed on behalf of an unaffiliated third party. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Offshore oil and natural gas market conditions are highly volatile. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty. During the first quarter of 2024, WTI oil prices reached a high of $83 per barrel and a low of $70 per barrel, ending the quarter at $83 per barrel.

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

The Company closely monitors the availability of vessels in the offshore support vessel market as the utilization and day rates of the Company’s fleet is dependent on the supply and demand dynamics for its vessels. For example, low oil and natural gas prices and a corresponding decline in offshore exploration may reduce demand for the Company’s vessels and in the past such declines have forced many operators in the industry to restructure, liquidate assets or consolidate with other operators. Additionally, the delivery of newly built offshore support vessels to the industry-wide fleet has in the past contributed to an oversupply of vessels in the market, thereby further decreasing the demand for the Company’s existing offshore support vessel fleet. A combination of low customer exploration and drilling activity levels, and excess supply of offshore support vessels whether from laid up fleets or newly built vessels could, in isolation or together, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and growth prospects. Alternatively, increasing activity levels and a stable supply of offshore support vessels could support higher utilization and day rates and improved financial performance of the Company’s business.

Certain macro drivers somewhat independent of oil and natural gas prices may support the Company’s business, including: (i) underspending by oil and natural gas producers over the last five to ten years leading to pent up demand for maintenance and growth capital expenditures; (ii) improved extraction technologies; and (iii) the need for offshore wind farm support as the industry grows. While the Company expects that alternative forms of energy will continue to develop and add to the world’s energy mix, especially as governments, supranational groups, institutional investors, and various other parties focus on climate change causes and concerns, the Company believes that for the foreseeable future demand for gasoline and oil will be sustained, as will demand for electricity from natural gas. Some alternative forms of energy such as offshore wind farms support some of the Company’s operations and the Company expects such support to increase as development of renewable energy expands.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of March 31, 2024, three of the Company’s 56 owned and leased-in vessels were cold-stacked worldwide, including one vessel classified as held for sale.

Recent Developments

At the Market Program

On November 1, 2023, SEACOR Marine entered into an at-the-market sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), relating to the potential issuance and sale from time to time by SEACOR Marine of shares of SEACOR Marine’s common stock, par value $0.01 per share (the “Common Stock”) for an aggregate gross sales price of up to $25.0 million. During the fourth quarter of 2023, SEACOR Marine sold 7,674 shares of Common Stock at an average price of $13.1891 per share for total gross proceeds to the Company of $101,213 leaving us with approximately $24.9 million of additional capacity under the ATM Program.

Debt Refinancing and Maturity Extension

In September 2023, SEACOR Marine, as parent guarantor, SEACOR Marine Foreign Holdings Inc., as borrower, and certain other wholly-owned subsidiaries of SEACOR Marine, as subsidiary guarantors, entered into a $122.0 million senior secured term loan (the “2023 SMFH Credit Facility”) with certain affiliates of EnTrust Global, as lenders, Kroll Agency Services, Limited, as facility agent, and Kroll Trustee Services Limited, as security trustee. The proceeds of the 2023 SMFH Credit Facility were used to, among other things, refinance approximately $104.8 million of indebtedness under five separate credit and ship financing facilities. As a result, the new maturity of the refinanced debt is September 2028.

In addition, in June 2023 the Company refinanced shipyard financing provided by COSCO Shipping Heavy Industry (Zhoushan) Co. incurred in connection with the delivery of three platform supply vessels during 2019 and 2020 with the proceeds of a $28.0 million senior secured term loan facility entered into by SEACOR Alps LLC, SEACOR Andes LLC, and SEACOR Atlas LLC, each a wholly-owned subsidiary of SEACOR Marine, as borrowers. As a result, the new maturity of the refinanced debt is June 2028.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three months (“Current Year Quarter”) ended March 31, 2024 compared with the three months (“Prior Year Quarter”) ended March 31, 2023. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2023, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended March 31,
	2024		2023
Time Charter Statistics:
Average Rates Per Day	$19,042		$14,314
Fleet Utilization	62%		76%
Fleet Available Days	5,005		5,071
Operating Revenues:
Time charter	$59,263	94%	$55,415	90%
Bareboat charter	364	1%	360	1%
Other marine services	3,143	5%	5,434	9%
	62,770	100%	61,209	100%
Costs and Expenses:
Operating:
Personnel	21,670	35%	19,803	32%
Repairs and maintenance	9,763	15%	6,011	10%
Drydocking	6,706	11%	13	0%
Insurance and loss reserves	1,738	3%	2,789	5%
Fuel, lubes and supplies	4,523	7%	4,819	8%
Other	3,699	6%	5,074	8%
	48,099	77%	38,509	63%
Lease expense - operating	481	1%	720	1%
Administrative and general	11,917	19%	11,632	19%
Depreciation and amortization	12,882	21%	13,762	22%
	73,379	117%	64,623	106%
(Losses) Gains on Asset Dispositions and Impairments, Net	(1)	(0)%	3,599	6%
Operating (Loss) Income	(10,610)	(17)%	185	0%
Other Expense, Net	(10,434)	(17)%	(9,153)	(15)%
Loss Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	(21,044)	(34)%	(8,968)	(15)%
Income Tax Expense	925	1%	1,157	2%
Loss Before Equity in Earnings of 50% or Less Owned Companies	(21,969)	(35)%	(10,125)	(17)%
Equity in Earnings (Losses) of 50% or Less Owned Companies	(1,100)	(2)%	536	1%
Net Loss	$(23,069)	(37)%	$(9,589)	(16)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2024
Time Charter Statistics:
Average Rates Per Day	$28,156	$15,197	$16,934	$28,308	$19,042
Fleet Utilization	27%	76%	71%	58%	62%
Fleet Available Days	927	1,775	1,365	938	5,005
Operating Revenues:
Time charter	$6,957	$20,555	$16,477	$15,274	$59,263
Bareboat charter	—	—	—	364	364
Other marine services	1,026	169	350	1,598	3,143
	7,983	20,724	16,827	17,236	62,770
Direct Costs and Expenses:
Operating:
Personnel	5,781	5,181	5,963	4,745	21,670
Repairs and maintenance	1,404	3,209	2,712	2,438	9,763
Drydocking	1,968	2,032	1,483	1,223	6,706
Insurance and loss reserves	396	334	618	390	1,738
Fuel, lubes and supplies	667	1,287	1,198	1,371	4,523
Other	(171)	2,199	1,000	671	3,699
	10,045	14,242	12,974	10,838	48,099
Direct Vessel (Loss) Profit	$(2,062)	$6,482	$3,853	$6,398	14,671
Other Costs and Expenses:
Lease expense	$138	$178	$85	$80	481
Administrative and general					11,917
Depreciation and amortization	2,750	3,915	3,496	2,721	12,882
					25,280
Losses on asset dispositions and impairments, net					(1)
Operating loss					$(10,610)
As of March 31, 2024
Property and Equipment:
Historical cost	$163,373	$292,292	$267,401	$196,073	$919,139
Accumulated depreciation	(85,334)	(100,578)	(98,203)	(52,886)	(337,001)
	$78,039	$191,714	$169,198	$143,187	$582,138
Total Assets (1)	$107,976	$223,985	$193,756	$161,590	$687,307

(1)
Total Assets by region does not include corporate assets of $57.5 million as of March 31, 2024.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2023
Time Charter Statistics:
Average Rates Per Day	$18,359	$12,835	$13,562	$16,229	$14,314
Fleet Utilization	35%	87%	82%	94%	76%
Fleet Available Days	1,015	1,710	1,440	906	5,071
Operating Revenues:
Time charter	$6,564	$18,996	$16,028	$13,827	$55,415
Bareboat charter	—	—	—	360	360
Other	3,850	225	27	1,332	5,434
	10,414	19,221	16,055	15,519	61,209
Direct Costs and Expenses:
Operating:
Personnel	6,535	4,505	4,841	3,922	19,803
Repairs and maintenance	1,194	2,553	677	1,587	6,011
Drydocking	43	1,184	(1,095)	(119)	13
Insurance and loss reserves	1,041	318	1,185	245	2,789
Fuel, lubes and supplies	783	2,215	1,142	679	4,819
Other	231	2,749	1,496	598	5,074
	9,827	13,524	8,246	6,912	38,509
Direct Vessel Profit	$587	$5,697	$7,809	$8,607	22,700
Other Costs and Expenses:
Lease expense	$136	$429	$76	$79	720
Administrative and general					11,632
Depreciation and amortization	3,535	3,925	3,688	2,614	13,762
					26,114
Gains on asset dispositions and impairments, net					3,599
Operating income					$185
As of March 31, 2023
Property and Equipment:
Historical cost	$208,241	$287,168	$286,795	$187,124	$969,328
Accumulated depreciation	(99,165)	(96,086)	(93,132)	(35,814)	(324,197)
	$109,076	$191,082	$193,663	$151,310	$645,131
Total Assets (1)	$146,209	$216,899	$213,461	$172,575	$749,144

(1)
Total Assets by region does not include corporate assets of $54.4 million as of March 31, 2023.

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2024
Time Charter Statistics:
Average Rates Per Day	$8,538	$11,834	$19,133	$53,506	$—	$19,042
Fleet Utilization	75%	72%	53%	53%	—%	62%
Fleet Available Days	364	2,002	1,911	728	—	5,005
Operating Revenues:
Time charter	$2,331	$17,081	$19,390	$20,461	$—	$59,263
Bareboat charter	—	—	364	—	—	364
Other marine services	—	126	416	1,772	829	3,143
	2,331	17,207	20,170	22,233	829	62,770
Direct Costs and Expenses:
Operating:
Personnel	1,064	5,649	8,850	6,140	(33)	21,670
Repairs and maintenance	220	3,093	4,393	2,035	22	9,763
Drydocking	68	1,869	3,386	1,383	—	6,706
Insurance and loss reserves	43	277	395	1,282	(259)	1,738
Fuel, lubes and supplies	616	1,051	1,889	967	—	4,523
Other	287	1,649	1,395	343	25	3,699
	2,298	13,588	20,308	12,150	(245)	48,099
Other Costs and Expenses:
Lease expense	$171	$—	$—	$—	$310	481
Administrative and general						11,917
Depreciation and amortization	175	4,744	4,073	3,866	24	12,882
						25,280
Losses on asset dispositions and impairments, net						(1)
Operating loss						$(10,610)
As of March 31, 2024
Property and Equipment:
Historical cost	$12,669	$341,377	$301,528	$244,462	$19,103	$919,139
Accumulated depreciation	(5,310)	(147,172)	(57,235)	(108,492)	(18,792)	(337,001)
	$7,359	$194,205	$244,293	$135,970	$311	$582,138

(1)
Anchor handling towing supply vessel (“AHTS”).
(2)
Fast support vessel (“FSV”).
(3)
Platform support vessel (“PSV”).

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2023
Time Charter Statistics:
Average Rates Per Day	$9,244	$10,609	$14,827	$33,936	$—	$14,314
Fleet Utilization	81%	91%	70%	50%	—%	76%
Fleet Available Days	391	2,070	1,800	810	—	5,071
Operating Revenues:
Time charter	$2,915	$19,988	$18,800	$13,712	$—	$55,415
Bareboat charter	—	—	360	—	—	360
Other marine services	—	190	1,203	2,930	1,111	5,434
	2,915	20,178	20,363	16,642	1,111	61,209
Direct Costs and Expenses:
Operating:
Personnel	995	4,861	8,849	5,068	30	19,803
Repairs and maintenance	216	1,867	3,475	499	(46)	6,011
Drydocking	420	128	609	(1,141)	(3)	13
Insurance and loss reserves	68	334	419	1,907	61	2,789
Fuel, lubes and supplies	476	1,382	2,331	619	11	4,819
Other	448	1,803	2,677	125	21	5,074
	2,623	10,375	18,360	7,077	74	38,509
Other Costs and Expenses:
Lease expense	$331	$—	$—	$—	$389	720
Administrative and general						11,632
Depreciation and amortization	298	4,946	4,262	4,214	42	13,762
						26,114
Gains on asset dispositions and impairments, net						3,599
Operating income						$185
As of March 31, 2023
Property and Equipment:
Historical cost	$27,646	$352,889	$301,423	$265,309	$22,061	$969,328
Accumulated depreciation	(18,890)	(135,192)	(40,943)	(107,537)	(21,635)	(324,197)
	$8,756	$217,697	$260,480	$157,772	$426	$645,131

Fleet Counts. The Company’s fleet count as of March 31, 2024 and December 31, 2023 was as follows:

	Owned	Leased-in	Managed	Total
March 31, 2024
AHTS	3	1	—	4
FSV	22	—	1	23
PSV	21	—	—	21
Liftboats	8	—	—	8
	54	1	1	56
December 31, 2023
AHTS	3	1	—	4
FSV	22	—	3	25
PSV	21	—	—	21
Liftboats	8	—	—	8
	54	1	3	58

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three months ended March 31, 2024 and 2023 the Company’s time charter statistics and direct vessel (loss) profit in the U.S. were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$—
FSV	9,452		9,539
PSV	13,832		15,100
Liftboats	43,962		27,065
Overall	28,156		18,359
Utilization:
AHTS		—%		—%
FSV		22%		55%
PSV		33%		24%
Liftboats		27%		31%
Overall		27%		35%
Available Days:
AHTS	—		31
FSV	273		270
PSV	182		171
Liftboats	472		543
Overall	927		1,015
Operating revenues:
Time charter	$6,957	87%	$6,564	63%
Other marine services	1,026	13%	3,850	37%
	7,983	100%	10,414	100%
Direct operating expenses:
Personnel	5,781	72%	6,535	63%
Repairs and maintenance	1,404	18%	1,194	11%
Drydocking	1,968	25%	43	0%
Insurance and loss reserves	396	5%	1,041	10%
Fuel, lubes and supplies	667	8%	783	8%
Other	(171)	(2)%	231	2%
	10,045	126%	9,827	94%
Direct Vessel (Loss) Profit	$(2,062)	(26)%	$587	6%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.8 million higher due to increased day rates of the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”) and $2.4 million lower due to the repositioning of vessels between geographic regions. Other marine services were $2.8 million lower primarily due to business interruption insurance revenues recorded in the Prior Year Quarter. As of March 31, 2024 and March 31, 2023, the Company had two of ten owned vessels (one liftboat and one FSV) cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.2 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.6 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repairs expenditures, $1.6 million lower due to the repositioning of vessels between geographic regions and $0.8 million lower due to net asset dispositions.

Africa and Europe. For the three months ended March 31, 2024 and 2023 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$9,916		$10,121
FSV	13,462		12,553
PSV	21,580		15,176
Overall	15,197		12,835
Utilization:
AHTS		67%		93%
FSV		88%		93%
PSV		62%		73%
Overall		76%		87%
Available Days:
AHTS	273		270
FSV	910		900
PSV	592		540
Overall	1,775		1,710
Operating revenues:
Time charter	$20,555	99%	$18,996	99%
Other marine services	169	1%	225	1%
	20,724	100%	19,221	100%
Direct operating expenses:
Personnel	5,181	25%	4,505	23%
Repairs and maintenance	3,209	15%	2,553	13%
Drydocking	2,032	10%	1,184	6%
Insurance and loss reserves	334	2%	318	2%
Fuel, lubes and supplies	1,287	6%	2,215	12%
Other	2,199	11%	2,749	14%
	14,242	69%	13,524	70%
Direct Vessel Profit	$6,482	31%	$5,697	30%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.6 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.4 million higher for the Regional Core Fleet due to increased day rates and $0.2 million higher due to the repositioning of vessels between geographic regions. As of March 31, 2024, the Company had one of 20 owned and leased-in vessels (one AHTS) cold-stacked in this region that is classified as held for sale.

Direct Operating Expenses. Direct operating expenses were $0.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $0.8 million higher due to the repositioning of vessels between geographic regions and $0.1 million lower for the Regional Core Fleet.

Middle East and Asia. For the three months ended March 31, 2024 and 2023 the Company’s time charter statistics and direct vessel profit in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,783		$5,804
FSV	7,559		8,687
PSV	15,292		8,654
Liftboats	45,900		42,499
Overall	16,934		13,562
Utilization:
AHTS		100%		71%
FSV		63%		100%
PSV		66%		50%
Liftboats		100%		98%
Overall		71%		82%
Available Days:
AHTS	91		90
FSV	637		720
PSV	455		450
Liftboats	182		180
Overall	1,365		1,440
Operating revenues:
Time charter	$16,477	98%	$16,028	100%
Other marine services	350	2%	27	0%
	16,827	100%	16,055	100%
Direct operating expenses:
Personnel	5,963	35%	4,841	30%
Repairs and maintenance	2,712	16%	677	4%
Drydocking	1,483	9%	(1,095)	(7)%
Insurance and loss reserves	618	4%	1,185	7%
Fuel, lubes and supplies	1,198	7%	1,142	7%
Other	1,000	6%	1,496	10%
	12,974	77%	8,246	51%
Direct Vessel Profit	$3,853	23%	$7,809	49%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.3 million higher for the Regional Core Fleet as a result of increased liftboat and PSV day rates and utilization, and $0.9 million lower due to net asset dispositions. Other marine services were $0.3 million higher due to increased catering revenues. As of March 31, 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $4.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $5.0 million higher for the Regional Core Fleet, primarily due to the timing of drydocking and repair expenditures and insurance reimbursements related to expenses in prior periods and $0.3 million lower due to net asset dispositions.

Latin America (Brazil, Mexico, Central and South America). For the three months ended March 31, 2024 and 2023 the Company’s time charter statistics and direct vessel profit in Latin America were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2024		2023
Time Charter Statistics:
Rates Per Day Worked:
FSV	$14,950		$10,136
PSV	21,094		16,838
Liftboats	88,447		28,025
Overall	28,308		16,229
Utilization:
FSV		98%		100%
PSV		42%		96%
Liftboats		100%		71%
Overall		58%		94%
Available Days:
FSV	182		180
PSV	682		639
Liftboats	74		87
Overall	938		906
Operating revenues:
Time charter	$15,274	89%	$13,827	89%
Bareboat charter	364	2%	360	2%
Other marine services	1,598	9%	1,332	9%
	17,236	100%	15,519	100%
Direct operating expenses:
Personnel	4,745	28%	3,922	25%
Repairs and maintenance	2,438	14%	1,587	10%
Drydocking	1,223	7%	(119)	(1)%
Insurance and loss reserves	390	2%	245	2%
Fuel, lubes and supplies	1,371	8%	679	5%
Other	671	4%	598	4%
	10,838	63%	6,912	45%
Direct Vessel Profit	$6,398	37%	$8,607	55%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $6.4 million higher due to the repositioning of vessels between geographic regions and $4.9 million lower for the Regional Core Fleet due to reduced fleet utilization. As of March 31, 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $3.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $3.2 million higher due to the repositioning of vessels between geographic regions and $0.7 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter was $0.2 million lower compared to the Prior Year Quarter due to having one leased-in vessel in 2024 compared to two in 2023.

Administrative and general. Administrative and general expenses for the Current Year Quarter were $0.3 million higher compared to the Prior Year Quarter primarily due to increases in wages and benefits expenses.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter were $0.9 million lower compared to the Prior Year Quarter primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. There were no vessel sales during the Current Year Quarter. During the Prior Year Quarter, the Company sold three liftboats and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $7.6 million, after transaction costs, and a gain of $2.6 million.

Other Income (Expense), Net

For the three months ended March 31, 2024 and 2023, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Other Income (Expense):
Interest income	$593	$460
Interest expense	(10,309)	(8,788)
Derivative losses, net	(543)	—
Foreign currency losses, net	(80)	(825)
Other, net	(95)	—
	$(10,434)	$(9,153)

Interest income. Interest income for the Current Year Quarter compared with the Prior Year Quarter was higher due to higher yields on our cash balances.

Interest expense. Interest expense was higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to a higher interest rate on the refinancing of the 2018 SMFH Credit Facility with the 2023 SMFH Credit Facility (which bears interest at a fixed rate of 11.75% per annum).

Derivative losses, net. Net derivative losses for the Current Year Quarter compared with the Prior Year Quarter increased due to the Company entering into an open forward currency exchange contract in the fourth quarter of 2023.

Foreign currency losses, net. Net foreign currency losses for the Current Year Quarter compared with the Prior Year Quarter decreased primarily due to the strengthening of the pound sterling in relation to the U.S. dollar.

Income Tax Expense

During the three months ended March 31, 2024, the Company’s effective income tax rate of 4.4% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit for U.S. income tax purposes.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $1.6 million lower due to the following changes in equity earnings (losses) gains (in thousands):

	Three Months Ended March 31,
	2024	2023
SEACOR Marine Arabia	$(406)	$202
Other	(694)	334
	$(1,100)	$536

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its debt facilities. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations and sales under the Company’s ATM Program, which has approximately $24.9 million of authority remaining of sales. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of March 31, 2024, the Company held balances of cash, cash equivalents and restricted cash totaling $62.2 million. As of March 31, 2023, the Company held balances of cash, cash equivalents and restricted cash totaling $43.7 million.

As of March 31, 2024, the Company had outstanding debt of $310.6 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of March 31, 2024, are as follows (in thousands):

Actual
Remainder 2024	$20,835
2025	28,605
2026	152,405
2027	27,165
2028	110,257
Years subsequent to 2028	6,227
$345,494

As of March 31, 2024, the Company had unfunded capital commitments of $12.5 million for miscellaneous vessel equipment, including $10.5 million in respect of hybrid battery power systems. Of the unfunded capital commitments, $7.3 million is payable during 2024 and $5.2 million is payable during 2025. In addition to the unfunded capital commitments above, the Company has indefinitely deferred an additional $9.2 million of capital commitments with respect to one FSV.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flows provided by or (used in):
Operating Activities	$(7,169)	$(552)
Investing Activities	(3,416)	12,141
Financing Activities	(11,389)	(10,982)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	2	—
Net Change in Cash, Restricted Cash and Cash Equivalents	$(21,972)	$607

Operating Activities

Cash flows used in operating activities increased by $6.6 million in the Current Year Quarter compared with the Prior Year Quarter primarily due to a decrease in utilization offset by changes in working capital. The components of cash flows provided by and/or used in operating activities during the Current Year Quarter and Prior Year Quarter were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
DVP:
United States, primarily Gulf of Mexico	$(2,062)	$587
Africa and Europe	6,482	5,697
Middle East and Asia	3,853	7,809
Latin America	6,398	8,607
Operating, leased-in equipment	(519)	(641)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(10,269)	(10,509)
Other, net (excluding non-cash losses)	(95)	—
	3,788	11,550
Changes in operating assets and liabilities before interest and income taxes	(5,652)	(6,314)
Cash settlements on derivative transactions, net	164	154
Interest paid, excluding capitalized interest (1)	(6,062)	(5,956)
Interest received	593	460
Income taxes paid, net	—	(446)
Total cash flows used in operating activities	$(7,169)	$(552)

(1)
During the Current Year Quarter and the Prior Year Quarter, the Company paid no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Quarter, net cash used in investing activities was $3.4 million, primarily as a result of the following:

•
capital expenditures were $3.4 million;

During the Prior Year Quarter, net cash provided by investing activities was $12.1 million, primarily as a result of the following:

•
capital expenditures were $0.5 million;
•
the Company sold other equipment for net cash proceeds of $7.6 million, after transaction costs, and a gain of $2.6 million; and
•
the Company received $5.0 million of principal payments under the MexMar Third A&R Facility Agreement.

Financing Activities

During the Current Year Quarter, net cash used in financing activities was $11.4 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $7.5 million;
•
the Company made payments on tax withholdings for restricted stock vesting of $3.9 million;

During the Prior Year Quarter, net cash used in financing activities was $11.0 million primarily as a result of the following:

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

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 4. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 6. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2023 Annual Report. There has not been any material changes to the agreements governing the Company’s long-term debt during the period.

Future Cash Requirements

For a discussion of the Company’s future cash requirements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2023 Annual Report. There has been no material change in the Company’s future cash requirements since our fiscal year ended December 31, 2023, except as described in “Results of Operations - Liquidity and Capital Resources”.

Contingencies

For a discussion of the Company’s contingencies, see “Note 9. Commitments and Contingencies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2023 Annual Report. There has been no material change in the Company’s exposure to market risk during the three months ended March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company’s 2023 Annual Report, see “Note 9. Commitments and Contingencies” included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Company’s 2023 Annual Report. There have been no material changes in the Company’s risk factors during the Current Year Quarter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
January 1, 2024 to January 31, 2024	6,429	$11.36	—	—
February 1, 2024 to February 29, 2024	—	$—	—	—
March 1, 2024 to March 31, 2024	306,209	$12.41	—	—

For the three months ended March 31, 2024, the Company acquired for treasury (i) 251,333 shares of Common Stock from its employees for an aggregate purchase price of $3,080,455 to cover their tax withholding obligations upon the lapsing of restrictions on share awards, and (ii) 61,305 shares of Common Stock from its employees for an aggregate purchase price of $768,765 to cover their tax withholding obligations upon the lapsing of restrictions on performance-based share awards. These shares were purchased in accordance with the terms of the Company’s 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the first quarter of 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

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

SEACOR Marine Holdings Inc.

Date:	May 1, 2024	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2024	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 1, 2024	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)