Form 10-Q
period 2024-06-30
SEACOR Marine Holdings Inc.
filed 2024-07-31
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of July 26, 2024 was 27,636,184. The registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$40,605	$67,455
Restricted cash	2,255	16,676
Receivables:
Trade, net of allowance for credit loss of $4,586 and $4,543 as of June 30, 2024 and December 31, 2023, respectively	70,770	63,728
Other	6,210	11,049
Tax receivable	983	983
Inventories	3,117	1,609
Prepaid expenses and other	5,659	2,686
Assets held for sale	500	500
Total current assets	130,099	164,686
Property and Equipment:
Historical cost	921,443	918,823
Accumulated depreciation	(349,799)	(324,141)
	571,644	594,682
Construction in progress	11,518	10,362
Net property and equipment	583,162	605,044
Right-of-use asset - operating leases	3,683	4,291
Right-of-use asset - finance leases	28	37
Investments, at equity, and advances to 50% or less owned companies	2,641	4,125
Other assets	1,953	2,153
Total assets	$721,566	$780,336
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$861	$1,591
Current portion of finance lease liabilities	26	35
Current portion of long-term debt	28,605	28,365
Accounts payable	17,790	27,562
Accrued wages and benefits	3,412	5,083
Accrued interest	1,716	1,850
Unearned revenue	2,580	687
Accrued capital, repair, and maintenance expenditures	7,300	2,471
Accrued insurance deductibles and premiums	3,073	3,189
Other current liabilities	5,714	6,253
Total current liabilities	71,077	77,086
Long-term operating lease liabilities	3,276	3,529
Long-term finance lease liabilities	5	6
Long-term debt	277,740	287,544
Deferred income taxes	30,083	35,718
Deferred gains and other liabilities	1,447	2,229
Total liabilities	383,628	406,112
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 28,433,110 and 27,665,792 shares issued as of June 30, 2024 and December 31, 2023, respectively	286	280
Additional paid-in capital	476,020	472,692
Accumulated deficit	(138,028)	(102,425)
Shares held in treasury of 796,926 and 418,014 as of June 30, 2024 and December 31, 2023, respectively, at cost	(8,110)	(4,221)
Accumulated other comprehensive income, net of tax	7,449	7,577
	337,617	373,903
Noncontrolling interests in subsidiaries	321	321
Total equity	337,938	374,224
Total liabilities and equity	$721,566	$780,336

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues	$69,867	$68,319	$132,637	$129,528
Costs and Expenses:
Operating	49,520	37,730	97,619	76,239
Administrative and general	10,889	13,704	22,806	25,336
Lease expense	486	698	967	1,418
Depreciation and amortization	12,939	13,575	25,821	27,337
	73,834	65,707	147,213	130,330
Gains on Asset Dispositions and Impairments, Net	37	265	36	3,864
Operating (Loss) Income	(3,930)	2,877	(14,540)	3,062
Other Income (Expense):
Interest income	445	422	1,038	882
Interest expense	(10,190)	(8,736)	(20,499)	(17,524)
Derivative gains (losses), net	104	—	(439)	—
Foreign currency losses, net	(560)	(603)	(640)	(1,428)
Other, net	—	—	(95)	—
	(10,201)	(8,917)	(20,635)	(18,070)
Loss Before Income Tax (Benefit) Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	(14,131)	(6,040)	(35,175)	(15,008)
Income Tax (Benefit) Expense	(682)	(1,096)	243	61
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(13,449)	(4,944)	(35,418)	(15,069)
Equity in Earnings (Losses) of 50% or Less Owned Companies	966	373	(134)	909
Net Loss	$(12,483)	$(4,571)	$(35,552)	$(14,160)

Net Loss Per Share:
Basic	$(0.45)	$(0.17)	$(1.29)	$(0.52)
Diluted	(0.45)	(0.17)	(1.29)	(0.52)
Weighted Average Common Stock and Warrants Outstanding:
Basic	27,729,033	27,137,873	27,536,319	26,981,004
Diluted	27,729,033	27,137,873	27,536,319	26,981,004

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Loss	$(12,483)	$(4,571)	$(35,552)	$(14,160)
Other Comprehensive (Loss) Income:
Foreign currency translation (losses) gains	(57)	932	(128)	1,600
Derivative gains on cash flow hedges	—	39	—	53
Reclassification of derivative gains on cash flow hedges to interest expense	—	(206)	—	(372)
	(57)	765	(128)	1,281
Income Tax Expense	—	—	—	—
	(57)	765	(128)	1,281
Comprehensive Loss	$(12,540)	$(3,806)	$(35,680)	$(12,879)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2024
December 31, 2023	27,184,778	$280	$472,692	481,014	$(4,221)	$(102,425)	$7,577	$321	$374,224
Restricted stock grants	563,271	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	3,226	—	—	—	—	—	3,226
Exercise of options	9,166	—	102	—	—	—	—	—	102
Restricted stock vesting	(251,333)	—	—	251,333	(3,120)	—	—	—	(3,120)
Performance restricted stock vesting	96,150	—	—	61,305	(769)	—	—	—	(769)
Director share awards	37,426	—	—	—	—	—	—	—	—
Director restricted stock vesting	(3,274)	—	—	3,274	—	—	—	—	—
Net loss	—	—	—	—	—	(35,552)	—	—	(35,552)
Other comprehensive loss	—	—	—	—	—	(51)	(128)	—	(179)
June 30, 2024	27,636,184	$286	$476,020	796,926	$(8,110)	$(138,028)	$7,449	$321	$337,938

For the Three Months Ended June 30, 2024
March 31, 2024	27,602,032	$286	$474,433	793,652	$(8,071)	$(125,609)	$7,506	$321	$348,866
Amortization of share awards	—	—	1,587	—	—	—	—	—	1,587
Restricted stock vesting	—	—	—	—	(39)	—	—	—	(39)
Director share awards	37,426	—	—	—	—	—	—	—	—
Director restricted stock vesting	(3,274)	—	—	3,274	—	—	—	—	—
Net loss	—	—	—	—	—	(12,483)	—	—	(12,483)
Other comprehensive income	—	—	—	—	—	64	(57)	—	7
June 30, 2024	27,636,184	$286	$476,020	796,926	$(8,110)	$(138,028)	$7,449	$321	$337,938

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2023
December 31, 2022	26,702,161	$272	$466,669	248,638	$(1,852)	$(93,111)	$6,847	$321	$379,146
Restricted stock grants	525,397	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	2,943	—	—	—	—	—	2,943
Exercise of options	834	—	6	—	—	—	—	—	6
Exercise of warrants	117,394	1	—	121	(1)	—	—	—	—
Restricted stock vesting	(232,239)	—	—	232,239	(2,368)	—	—	—	(2,368)
Director share awards	60,938	1	—	—	—	—	—	—	1
Forfeiture of employee share awards	(15,000)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,160)	—	—	(14,160)
Other comprehensive income	—	—	—	—	—	—	1,281	—	1,281
June 30, 2023	27,159,485	$280	$469,618	480,998	$(4,221)	$(107,271)	$8,128	$321	$366,855

For the Three Months Ended June 30, 2023
March 31, 2023	27,105,578	$279	$467,896	468,966	$(4,119)	$(102,700)	$7,363	$321	$369,040
Restricted stock grants	5,001	—	—	—	—	—	—	—	—
Amortization of share awards	—	—	1,722	—	—	—	—	—	1,722
Restricted stock vesting	(12,032)	—	—	12,032	(102)	—	—	—	(102)
Director share awards	60,938	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(4,571)	—	—	(4,571)
Other comprehensive income	—	—	—	—	—	—	765	—	765
June 30, 2023	27,159,485	$280	$469,618	480,998	$(4,221)	$(107,271)	$8,128	$321	$366,855

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(35,552)	$(14,160)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,821	27,337
Deferred financing costs amortization	592	841
Stock-based compensation expense	3,232	2,950
Debt discount amortization	3,919	3,185
Allowance for credit losses	42	2,659
Gain from equipment sales, retirements or impairments	(36)	(3,864)
Derivative losses	439	—
Interest on finance leases	1	142
Settlements on derivative transactions, net	164	380
Currency losses	640	1,428
Deferred income taxes	(5,635)	(6,741)
Equity losses (earnings)	134	(909)
Dividends received from 50% or less owned companies	1,418	1,044
Changes in Operating Assets and Liabilities:
Accounts receivables	(2,637)	(12,996)
Other assets	(3,685)	1,062
Accounts payable and accrued liabilities	(8,273)	973
Net cash (used in) provided by operating activities	(19,416)	3,331
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,074)	(505)
Proceeds from disposition of property and equipment	86	8,038
Principal payments on notes due from others	—	10,000
Net cash (used in) provided by investing activities	(3,988)	17,533
Cash Flows from Financing Activities:
Payments on long-term debt	(14,063)	(18,091)
Payments on debt extinguishment	—	(26,772)
Proceeds from issuance of long-term debt, net of issuance costs	—	27,181
Payments on finance leases	(18)	(318)
Proceeds from exercise of stock options	102	6
Tax withholdings on restricted stock vesting and director share awards	(3,889)	(2,368)
Net cash used in financing activities	(17,868)	(20,362)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	1	(1)
Net Change in Cash, Restricted Cash and Cash Equivalents	(41,271)	501
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	84,131	43,045
Cash, Restricted Cash and Cash Equivalents, End of Period	$42,860	$43,546
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$16,122	$14,291
Income taxes paid, net	50	556
Noncash Investing and Financing Activities:
(Decrease) increase in capital expenditures in accounts payable and accrued liabilities	(703)	51
Recognition of a new right-of-use asset - operating leases	—	348
Recognition of a new right-of-use asset - financing leases	7	—

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

On October 9, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the United States Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The effective date is contingent on when the SEC removes the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position, results of operations and disclosures.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	2024	2023
Balance at beginning of period	$687	$2,333
Unearned revenues during the period	4,733	6,501
Revenues recognized during the period	(2,840)	(8,147)
Balance at end of period	$2,580	$687

As of June 30, 2024 and December 31, 2023, the Company had unearned revenue of $2.6 million and $0.7 million, respectively, primarily related to mobilization of vessels.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of June 30, 2024, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was no capitalized interest recognized during the six months ended June 30, 2024 and 2023.

Assets Held for Sale. As of June 30, 2024, one anchor handling towing supply vessel (“AHTS”) previously included in the Africa and Europe segment, with a carrying value of $0.5 million, was classified as assets held for sale as the Company expects to sell the vessel within one year.

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

During the six months ended June 30, 2024 and 2023, the Company did not record impairment charges on any owned or leased-in vessels. Impairment charges are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss). Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of June 30, 2024, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2024 and 2023, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the six months ended June 30, 2024, the Company’s effective income tax rate of 0.7% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit for U.S. income tax purposes.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total Other Comprehensive Income
December 31, 2023	$7,577	$—	$7,577
Other comprehensive loss	(128)	—	(128)
Balance as of June 30, 2024	$7,449	$—	$7,449

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

For the three and six months ended June 30, 2024 and 2023, diluted loss per share of Common Stock excluded 2,978,724 shares of Common Stock issuable upon conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

In addition, for the three and six months ended June 30, 2024 and 2023 diluted loss per share of Common Stock excluded 1,386,148 and 1,642,084 shares of restricted stock, respectively, and 1,016,865 and 1,026,031 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

2.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2024, capital expenditures were $4.1 million and there were no equipment deliveries and no vessel sales. During the six months ended June 30, 2024, the Company sold other equipment for net cash proceeds of $0.1 million, after transaction costs, and a de minimis gain. During the six months ended June 30, 2023, the Company sold three liftboats, one specialty vessel, previously removed from service, and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $8.0 million, after transaction costs, and a gain of $2.9 million.

3.
INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	Ownership	2024	2023
Seabulk Angola	49.0%	$240	$1,668
SEACOR Marine Arabia	45.0%	2,330	2,385
Other	20.0% - 50.0%	71	72
		$2,641	$4,125

4.
LONG-TERM DEBT

The Company’s long-term debt obligations as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Guaranteed Notes	$90,000	$90,000
New Convertible Notes	35,000	35,000
2023 SMFH Credit Facility	112,850	118,950
Sea-Cat Crewzer III Term Loan Facility	12,990	14,227
SEACOR Delta Shipyard Financing	64,202	68,647
SEACOR Alpine Credit Facility	23,920	26,200
Total principal due for long-term debt	338,962	353,024
Current portion due within one year	(28,605)	(28,365)
Unamortized debt discount	(28,966)	(32,885)
Deferred financing costs	(3,651)	(4,230)
Long-term debt, less current portion	$277,740	$287,544

As of June 30, 2024, the Company was in compliance with all debt covenants and lender requirements.

Letters of Credit. As of June 30, 2024, the Company had outstanding letters of credit of $0.4 million securing lease obligations, labor and performance guaranties.

5.
LEASES

As of June 30, 2024, the Company leased-in one AHTS and certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of June 30, 2024, the remaining lease term of the vessel had a duration of three months. The lease terms of certain facilities and other equipment had a duration ranging from eight to 270 months.

As of June 30, 2024, future minimum payments for leases for the remainder of 2024 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$734	$20
2025	746	9
2026	459	3
2027	400	1
2028	341	—
Years subsequent to 2028	2,872	—
	5,552	33
Interest component	(1,415)	(2)
	4,137	31
Current portion of long-term lease liabilities	861	26
Long-term lease liabilities	$3,276	$5

For the three and six months ended June 30, 2024 and 2023 the components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$398	$564	$792	$1,110
Finance lease costs:
Amortization of finance lease assets (1)	10	160	20	320
Interest on finance lease liabilities (2)	—	71	1	143
Short-term lease costs	88	134	175	308
	$496	$929	$988	$1,881

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the six months ended June 30, 2024 supplemental cash flow information related to leases was as follows (in thousands):

2024
Operating cash outflows from operating leases	$1,131
Financing cash outflows from finance leases	18
Right-of-use assets obtained for operating lease liabilities	—
Right-of-use assets obtained for finance lease liabilities	7

For the six months ended June 30, 2024 other information related to leases was as follows:

2024
Weighted average remaining lease term, in years - operating leases	11.2
Weighted average remaining lease term, in years - finance leases	1.2
Weighted average discount rate - operating leases	6.4%
Weighted average discount rate - finance leases	5.8%

6.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the six months ended June 30, 2024:

Statutory rate	(21.0)%
Income (loss) of foreign subsidiaries not includable in U.S. return and foreign withholding tax	18.3%
162(m) - Executive compensation	3.8%
Other	(0.4)%
Effective income tax rate	0.7%

7.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives not designated as hedging instruments:
Forward Exchange Contract	$5	$—	$608	$—

Economic Hedges. The Company may enter and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward exchange contract related to the purchase of hybrid battery power systems, the purchase price for which is denominated in Norwegian Kroner. During the six months ended June 30, 2024, the Company recognized losses of $0.4 million on this contract which were recognized in earnings.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.3 million for the six months ended June 30, 2023 as a component of other comprehensive income (loss). As of June 30, 2024, there were no interest rate swaps held by the Company.

Other Derivative Instruments. The Company had no derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2023 and recognized gains (losses) on derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2024 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Forward currency exchange, option, and future contracts	$104	$—	$(439)	$—

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

The Company’s financial assets and liabilities as of June 30, 2024 and December 31, 2023 that are measured at fair value on a recurring basis were as follows (in thousands):

June 30, 2024	Level 1	Level 2	Level 3
ASSETS
Derivative instruments	$—	$5	$—
December 31, 2023
ASSETS
Derivative instruments	$—	$608	$—

The fair value of the Company’s derivative instruments was estimated by utilizing a spot rate as of the measurement date provided by an independent third party.

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

		Estimated Fair Value
June 30, 2024	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$42,860	$42,860	$—	$—
LIABILITIES
Long-term debt, including current portion	306,345	—	301,756	—
December 31, 2023
ASSETS
Cash, cash equivalents and restricted cash	$84,131	$84,131	$—	$—
LIABILITIES
Long-term debt, including current portion	315,909	—	307,653	—

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

Property and equipment. During the six months ended June 30, 2024, the Company recognized no impairment charges. During the year ended December 31, 2023, the Company recognized impairment charges totaling $0.7 million for one leased-in AHTS to adjust for indicative cash flows and the cost to return the vessel to its owner.

9.
COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company had unfunded capital commitments of $12.2 million for miscellaneous vessel equipment, including $10.1 million in respect of hybrid battery power systems. Of the unfunded capital commitments, $6.9 million is payable during the remainder of 2024 and $5.3 million is payable during 2025. The Company has indefinitely deferred an additional $9.2 million of orders with respect to one fast support vessel.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$24.5 million based on a historical potential levy of R$12.87 million (USD $4.4 million and USD $2.3 million, respectively, based on the exchange rate as of June 30, 2024).

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

On October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. On November 23, 2023, the trustee advised that following the tri-annual valuation, $1.5 million (£1.2 million) of the potential cumulative funding deficit of the MNRPF was allocated to the Company as a participating employer, including the additional liabilities mentioned above. During 2023, the Company recognized payroll related operating expenses of $1.5 million (£1.2 million) for its allocated share of the potential cumulative funding deficit, which the Company anticipated being invoiced for during 2024 and 2025. On April 30, 2024, the Company was informed by the MNRPF that the Company’s allocated share of the potential cumulative funding deficit may be reduced due to changes in valuation assumptions, and on July 5, 2024, the Company was informed by the MNRPF that the Company’s final deficit share amount was $0.4 million (£0.3 million), which the Company expects to settle in full during 2024. In June 2024, the Company recognized a reduction in the payroll related operating expenses of $1.2 million (£0.9 million) to reflect the decreased deficit share amount.

10.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the six months ended June 30, 2024 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2023	1,642,084
Granted	631,620
Vested (1)	(887,556)
Forfeited	—
Outstanding as of June 30, 2024 (2)	1,386,148

Stock Option Activity:
Outstanding as of December 31, 2023	1,026,031
Granted	—
Exercised	(9,166)
Forfeited	—
Outstanding as of June 30, 2024	1,016,865

(1)
Includes 157,455 vested grants of performance-based stock.
(2)
Includes 215,853 grants of performance-based stock that satisfied the performance obligation and are therefore likely to vest and excludes 326,597 grants of performance-based stock units that are not considered outstanding until such time that they become probable to vest.

For the six months ended June 30, 2024, the Company acquired for treasury (i) 254,607 shares of Common Stock from its directors and employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $3.1 million, and (ii) 61,305 shares of Common Stock from its employees to cover their tax withholding obligations upon the lapsing of restrictions on performance-based share awards for an aggregate purchase price of $0.8 million. These shares were purchased in accordance with the terms of the Company’s 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

11.
SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2023 Annual Report. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2024
Operating Revenues:
Time charter	$7,697	$27,047	$18,073	$12,832	$65,649
Bareboat charter	—	—	—	364	364
Other marine services	480	1,028	619	1,727	3,854
	8,177	28,075	18,692	14,923	69,867
Direct Costs and Expenses:
Operating:
Personnel	6,284	4,969	6,930	3,383	21,566
Repairs and maintenance	1,879	3,161	3,443	1,761	10,244
Drydocking	2,570	1,226	707	1,707	6,210
Insurance and loss reserves	943	819	798	539	3,099
Fuel, lubes and supplies	866	1,170	1,103	827	3,966
Other	226	2,801	989	419	4,435
	12,768	14,146	13,970	8,636	49,520
Direct Vessel (Loss) Profit	$(4,591)	$13,929	$4,722	$6,287	20,347
Other Costs and Expenses:
Lease expense	$141	$172	$71	$102	486
Administrative and general					10,889
Depreciation and amortization	3,194	4,565	3,247	1,933	12,939
					24,314
Gains on asset dispositions and impairments, net					37
Operating loss					$(3,930)

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2024
Operating Revenues:
Time charter	$14,654	$47,602	$34,550	$28,106	$124,912
Bareboat charter	—	—	—	728	728
Other marine services	1,506	1,197	969	3,325	6,997
	16,160	48,799	35,519	32,159	132,637
Direct Costs and Expenses:
Operating:
Personnel	12,065	10,150	12,893	8,128	43,236
Repairs and maintenance	3,283	6,370	6,155	4,199	20,007
Drydocking	4,538	3,258	2,190	2,930	12,916
Insurance and loss reserves	1,339	1,153	1,416	929	4,837
Fuel, lubes and supplies	1,533	2,457	2,301	2,198	8,489
Other	55	5,000	1,989	1,090	8,134
	22,813	28,388	26,944	19,474	97,619
Direct Vessel (Loss) Profit	$(6,653)	$20,411	$8,575	$12,685	35,018
Other Costs and Expenses:
Lease expense	$279	$350	$156	$182	967
Administrative and general					22,806
Depreciation and amortization	5,944	8,480	6,743	4,654	25,821
					49,594
Gains on asset dispositions and impairments, net					36
Operating loss					$(14,540)
As of June 30, 2024
Property and Equipment:
Historical Cost	$198,810	$335,688	$247,605	$139,340	$921,443
Accumulated Depreciation	(100,019)	(116,851)	(93,382)	(39,547)	(349,799)
	$98,791	$218,837	$154,223	$99,793	$571,644
Total Assets (1)	$123,505	$259,228	$178,859	$119,142	$680,734

(1)
Total Assets by region does not include corporate assets of $40.8 million as of June 30, 2024.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2023
Operating Revenues:
Time charter	$6,121	$24,414	$16,563	$13,706	$60,804
Bareboat charter	—	—	—	364	364
Other marine services	3,004	225	3,512	410	7,151
	9,125	24,639	20,075	14,480	68,319
Direct Costs and Expenses:
Operating:
Personnel	5,957	4,833	5,266	3,888	19,944
Repairs and maintenance	1,573	2,050	1,219	951	5,793
Drydocking	1,506	144	(684)	1,290	2,256
Insurance and loss reserves	1,082	420	720	168	2,390
Fuel, lubes and supplies	924	1,419	425	870	3,638
Other	346	2,608	389	366	3,709
	11,388	11,474	7,335	7,533	37,730
Direct Vessel (Loss) Profit	$(2,263)	$13,165	$12,740	$6,947	30,589
Other Costs and Expenses:
Lease expense	$143	$408	$67	$80	698
Administrative and general					13,704
Depreciation and amortization	3,861	3,853	3,708	2,153	13,575
					27,977
Gains on asset dispositions and impairments, net					265
Operating income					$2,877

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2023
Operating Revenues:
Time charter	$12,685	$43,410	$32,591	$27,533	$116,219
Bareboat charter	—	—	—	724	724
Other marine services	6,854	450	3,539	1,742	12,585
	19,539	43,860	36,130	29,999	129,528
Direct Costs and Expenses:
Operating:
Personnel	12,492	9,338	10,107	7,810	39,747
Repairs and maintenance	2,767	4,603	1,896	2,538	11,804
Drydocking	1,549	1,328	(1,779)	1,171	2,269
Insurance and loss reserves	2,123	738	1,905	413	5,179
Fuel, lubes and supplies	1,707	3,634	1,567	1,549	8,457
Other	577	5,357	1,885	964	8,783
	21,215	24,998	15,581	14,445	76,239
Direct Vessel (Loss) Profit	$(1,676)	$18,862	$20,549	$15,554	53,289
Other Costs and Expenses:
Lease expense	$279	$837	$143	$159	1,418
Administrative and general					25,336
Depreciation and amortization	7,396	7,778	7,396	4,767	27,337
					54,091
Gains on asset dispositions and impairments, net					3,864
Operating income					$3,062
As of June 30, 2023
Property and Equipment:
Historical Cost	$230,432	$287,289	$285,722	$162,895	$966,338
Accumulated Depreciation	(107,901)	(99,994)	(94,761)	(32,022)	(334,678)
	$122,531	$187,295	$190,961	$130,873	$631,660
Total Assets (1)	$162,973	$213,128	$212,695	$148,576	$737,372

(1)
Total Assets by region does not include corporate assets of $46.8 million as of June 30, 2023.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of June 30, 2024, and 2023, the Company’s investments, at equity and advances to 50% or less owned companies were $2.6 million and $3.3 million, respectively. Equity in (losses) earnings of 50% or less owned companies for the six months ended June 30, 2024 and 2023 were ($0.1) million and $0.9 million, respectively.

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

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of June 30, 2024, the Company operated a diverse fleet of 56 support vessels, of which 55 were owned or leased-in and one was managed on behalf of an unaffiliated third party. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Offshore oil and natural gas market conditions are highly volatile. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but subsequently decreased to pre-conflict levels. During the six months ended June 30, 2024, WTI oil prices reached a high of $87 per barrel and a low of $70 per barrel, ending the period at $82 per barrel.

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

Certain macro drivers somewhat independent of oil and natural gas prices may support the Company’s business, including: (i) underspending by oil and natural gas producers over the last five to ten years leading to pent up demand for maintenance and growth capital expenditures; (ii) improved extraction technologies; and (iii) the need for offshore wind farm support as the industry grows. While the Company expects that alternative forms of energy will continue to develop and add to the world’s energy mix, especially as governments, supranational groups, institutional investors, and various other parties focus on climate change causes and concerns, the Company believes that for the foreseeable future demand for gasoline and oil will be sustained, as will demand for electricity from natural gas. Some alternative forms of energy such as offshore wind farms support some of the Company’s operations and the Company expects such support to increase as development of these forms of renewable energy expands.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of June 30, 2024, two of the Company’s 56 owned and leased-in vessels were cold-stacked worldwide, including one vessel classified as held for sale.

Recent Developments

At the Market Program

On November 1, 2023, SEACOR Marine entered into an at-the-market offering program (“ATM Program”) with B. Riley Securities, Inc., pursuant to which SEACOR Marine may sell up to $25.0 million of Common Stock. As of June 30, 2024, the remaining capacity under the ATM Program was approximately $24.9 million.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three and six months (“Current Year Quarter” and “Current Year Six Months”) ended June 30, 2024 compared with the three and six months (“Prior Year Quarter” and “Prior Year Six Months”) ended June 30, 2023. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2023, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Time Charter Statistics:
Average Rates Per Day	$19,141		$15,250		$19,094		14,789
Fleet Utilization	69%		78%		65%		77%
Fleet Available Days	4,994		5,096		9,999		10,167
Operating Revenues:
Time charter	$65,649	94%	$60,804	89%	$124,912	94%	$116,219	89%
Bareboat charter	364	1%	364	1%	728	1%	724	1%
Other marine services	3,854	5%	7,151	10%	6,997	5%	12,585	10%
	69,867	100%	68,319	100%	132,637	100%	129,528	100%
Costs and Expenses:
Operating:
Personnel	21,566	31%	19,944	29%	43,236	33%	39,747	31%
Repairs and maintenance	10,244	15%	5,793	9%	20,007	15%	11,804	9%
Drydocking	6,210	9%	2,256	3%	12,916	10%	2,269	2%
Insurance and loss reserves	3,099	4%	2,390	4%	4,837	4%	5,179	4%
Fuel, lubes and supplies	3,966	6%	3,638	5%	8,489	6%	8,457	6%
Other	4,435	6%	3,709	5%	8,134	6%	8,783	7%
	49,520	71%	37,730	55%	97,619	74%	76,239	59%
Lease expense - operating	486	1%	698	1%	967	1%	1,418	1%
Administrative and general	10,889	16%	13,704	20%	22,806	17%	25,336	20%
Depreciation and amortization	12,939	19%	13,575	20%	25,821	19%	27,337	21%
	73,834	106%	65,707	96%	147,213	111%	130,330	101%
Gains on Asset Dispositions and Impairments, Net	37	0%	265	0%	36	0%	3,864	3%
Operating (Loss) Income	(3,930)	(6)%	2,877	4%	(14,540)	(11)%	3,062	2%
Other Expense, Net	(10,201)	(15)%	(8,917)	(13)%	(20,635)	(16)%	(18,070)	(14)%
Loss Before Income Tax (Benefit) Expense and Equity in Earnings of 50% or Less Owned Companies	(14,131)	(20)%	(6,040)	(9)%	(35,175)	(27)%	(15,008)	(12)%
Income Tax (Benefit) Expense	(682)	(1)%	(1,096)	(2)%	243	0%	61	0%
Loss Before Equity in Earnings of 50% or Less Owned Companies	(13,449)	(19)%	(4,944)	(7)%	(35,418)	(27)%	(15,069)	(12)%
Equity in Earnings (Losses) of 50% or Less Owned Companies	966	1%	373	1%	(134)	(0)%	909	1%
Net Loss	$(12,483)	(18)%	$(4,571)	(7)%	$(35,552)	(27)%	$(14,160)	(11)%

Direct Vessel Profit. Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, “DVP”) is the Company’s measure of segment profitability. DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its regions, without regard to financing decisions (depreciation and interest expense for owned vessels vs. lease expense for leased-in vessels). See “Note 11. Segment Information” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2024
Time Charter Statistics:
Average Rates Per Day	$22,356	$18,580	$17,083	$22,437	19,141
Fleet Utilization	37%	74%	82%	71%	69%
Fleet Available Days	921	1,969	1,296	808	4,994
Operating Revenues:
Time charter	$7,697	$27,047	$18,073	$12,832	$65,649
Bareboat charter	—	—	—	364	364
Other marine services	480	1,028	619	1,727	3,854
	8,177	28,075	18,692	14,923	69,867
Direct Costs and Expenses:
Operating:
Personnel	6,284	4,969	6,930	3,383	21,566
Repairs and maintenance	1,879	3,161	3,443	1,761	10,244
Drydocking	2,570	1,226	707	1,707	6,210
Insurance and loss reserves	943	819	798	539	3,099
Fuel, lubes and supplies	866	1,170	1,103	827	3,966
Other	226	2,801	989	419	4,435
	12,768	14,146	13,970	8,636	49,520
Direct Vessel (Loss) Profit	$(4,591)	$13,929	$4,722	$6,287	20,347
Other Costs and Expenses:
Lease expense	$141	$172	$71	$102	486
Administrative and general					10,889
Depreciation and amortization	3,194	4,565	3,247	1,933	12,939
					24,314
Gains on asset dispositions and impairments, net					37
Operating loss					$(3,930)

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2024
Time Charter Statistics:
Average Rates Per Day	$24,779	$16,951	$17,012	$25,287	$19,094
Fleet Utilization	32%	75%	76%	64%	65%
Fleet Available Days	1,848	3,744	2,661	1,746	9,999
Operating Revenues:
Time charter	$14,654	$47,602	$34,550	$28,106	$124,912
Bareboat charter	—	—	—	728	728
Other marine services	1,506	1,197	969	3,325	6,997
	16,160	48,799	35,519	32,159	132,637
Direct Costs and Expenses:
Operating:
Personnel	12,065	10,150	12,893	8,128	43,236
Repairs and maintenance	3,283	6,370	6,155	4,199	20,007
Drydocking	4,538	3,258	2,190	2,930	12,916
Insurance and loss reserves	1,339	1,153	1,416	929	4,837
Fuel, lubes and supplies	1,533	2,457	2,301	2,198	8,489
Other	55	5,000	1,989	1,090	8,134
	22,813	28,388	26,944	19,474	97,619
Direct Vessel (Loss) Profit	$(6,653)	$20,411	$8,575	$12,685	35,018
Other Costs and Expenses:
Lease expense	$279	$350	$156	$182	967
Administrative and general					22,806
Depreciation and amortization	5,944	8,480	6,743	4,654	25,821
					49,594
Gains on asset dispositions and impairments, net					36
Operating loss					$(14,540)
As of June 30, 2024
Property and Equipment:
Historical cost	$198,810	$335,688	$247,605	$139,340	$921,443
Accumulated depreciation	(100,019)	(116,851)	(93,382)	(39,547)	(349,799)
	$98,791	$218,837	$154,223	$99,793	$571,644
Total Assets (1)	$123,505	$259,228	$178,859	$119,142	$680,734

(1)
Total Assets by region does not include corporate assets of $40.8 million as of June 30, 2024.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2023
Time Charter Statistics:
Average Rates Per Day	$16,115	$14,982	$13,245	$18,846	$15,250
Fleet Utilization	35%	94%	86%	88%	78%
Fleet Available Days	1,080	1,729	1,456	831	5,096
Operating Revenues:
Time charter	$6,121	$24,414	$16,563	$13,706	$60,804
Bareboat charter	—	—	—	364	364
Other marine services	3,004	225	3,512	410	7,151
	9,125	24,639	20,075	14,480	68,319
Direct Costs and Expenses:
Operating:
Personnel	5,957	4,833	5,266	3,888	19,944
Repairs and maintenance	1,573	2,050	1,219	951	5,793
Drydocking	1,506	144	(684)	1,290	2,256
Insurance and loss reserves	1,082	420	720	168	2,390
Fuel, lubes and supplies	924	1,419	425	870	3,638
Other	346	2,608	389	366	3,709
	11,388	11,474	7,335	7,533	37,730
Direct Vessel (Loss) Profit	$(2,263)	$13,165	$12,740	$6,947	30,589
Other Costs and Expenses:
Lease expense	$143	$408	$67	$80	698
Administrative and general					13,704
Depreciation and amortization	3,861	3,853	3,708	2,153	13,575
					27,977
Gains on asset dispositions and impairments, net					265
Operating income					$2,877

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2023
Time Charter Statistics:
Average Rates Per Day	$17,203	$13,960	$13,399	$17,434	$14,789
Fleet Utilization	35%	90%	84%	91%	77%
Fleet Available Days	2,095	3,439	2,896	1,737	10,167
Operating Revenues:
Time charter	$12,685	$43,410	$32,591	$27,533	$116,219
Bareboat charter	—	—	—	724	724
Other marine services	6,854	450	3,539	1,742	12,585
	19,539	43,860	36,130	29,999	129,528
Direct Costs and Expenses:
Operating:
Personnel	12,492	9,338	10,107	7,810	39,747
Repairs and maintenance	2,767	4,603	1,896	2,538	11,804
Drydocking	1,549	1,328	(1,779)	1,171	2,269
Insurance and loss reserves	2,123	738	1,905	413	5,179
Fuel, lubes and supplies	1,707	3,634	1,567	1,549	8,457
Other	577	5,357	1,885	964	8,783
	21,215	24,998	15,581	14,445	76,239
Direct Vessel (Loss) Profit	$(1,676)	$18,862	$20,549	$15,554	53,289
Other Costs and Expenses:
Lease expense	$279	$837	$143	$159	1,418
Administrative and general					25,336
Depreciation and amortization	7,396	7,778	7,396	4,767	27,337
					54,091
Gains on asset dispositions and impairments, net					3,864
Operating income					$3,062
As of June 30, 2023
Property and Equipment:
Historical cost	$230,432	$287,289	$285,722	$162,895	$966,338
Accumulated depreciation	(107,901)	(99,994)	(94,761)	(32,022)	(334,678)
	$122,531	$187,295	$190,961	$130,873	$631,660
Total Assets (1)	$162,973	$213,128	$212,695	$148,576	$737,372

(1)
Total Assets by region does not include corporate assets of $46.8 million as of June 30, 2023.

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended June 30, 2024
Time Charter Statistics:
Average Rates Per Day	$8,125	$12,978	$20,952	$43,204	$—	$19,141
Fleet Utilization	49%	80%	66%	54%	—%	69%
Fleet Available Days	364	2,002	1,900	728	—	4,994
Operating Revenues:
Time charter	$1,459	$20,698	$26,390	$17,102	$—	$65,649
Bareboat charter	—	—	364	—	—	364
Other marine services	219	516	2,266	666	187	3,854
	1,678	21,214	29,020	17,768	187	69,867
Direct Costs and Expenses:
Operating:
Personnel	1,045	5,829	8,979	6,842	(1,129)	21,566
Repairs and maintenance	465	4,572	3,151	2,054	2	10,244
Drydocking	280	457	2,616	2,857	—	6,210
Insurance and loss reserves	97	546	1,037	1,482	(63)	3,099
Fuel, lubes and supplies	69	993	1,575	1,329	—	3,966
Other	230	1,850	1,850	519	(14)	4,435
	2,186	14,247	19,208	15,083	(1,204)	49,520
Other Costs and Expenses:
Lease expense	$164	$—	$3	$—	$319	486
Administrative and general						10,889
Depreciation and amortization	175	4,746	4,128	3,865	25	12,939
						24,314
Gains on asset dispositions and impairments, net						37
Operating loss						$(3,930)

(1)
Anchor handling towing supply vessel (“AHTS”).
(2)
Fast support vessel (“FSV”).
(3)
Platform support vessel (“PSV”).

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Six Months Ended June 30, 2024
Time Charter Statistics:
Average Rates Per Day	$8,374	$12,434	$20,141	$48,266	$—	$19,094
Fleet Utilization	62%	76%	60%	54%	—%	65%
Fleet Available Days	728	4,004	3,811	1,456	—	9,999
Operating Revenues:
Time charter	$3,790	$37,779	$45,780	$37,563	$—	$124,912
Bareboat charter	—	—	728	—	—	728
Other marine services	219	642	2,682	2,438	1,016	6,997
	4,009	38,421	49,190	40,001	1,016	132,637
Direct Costs and Expenses:
Operating:
Personnel	2,109	11,478	17,829	12,982	(1,162)	43,236
Repairs and maintenance	685	7,665	7,544	4,089	24	20,007
Drydocking	348	2,326	6,002	4,240	—	12,916
Insurance and loss reserves	140	823	1,432	2,764	(322)	4,837
Fuel, lubes and supplies	685	2,044	3,464	2,296	—	8,489
Other	517	3,499	3,245	862	11	8,134
	4,484	27,835	39,516	27,233	(1,449)	97,619
Other Costs and Expenses:
Lease expense	$335	$—	$3	$—	$629	967
Administrative and general						22,806
Depreciation and amortization	350	9,490	8,201	7,731	49	25,821
						49,594
Gains on asset dispositions and impairments, net						36
Operating loss						$(14,540)
As of June 30, 2024
Property and Equipment:
Historical cost	$12,669	$341,536	$303,673	$244,462	$19,103	$921,443
Accumulated depreciation	(5,485)	(151,788)	(61,363)	(112,357)	(18,806)	(349,799)
	$7,184	$189,748	$242,310	$132,105	$297	$571,644

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Three Months Ended June 30, 2023
Time Charter Statistics:
Average Rates Per Day	$8,916	$11,314	$17,545	$35,623	$—	$15,250
Fleet Utilization	85%	92%	80%	37%	—%	78%
Fleet Available Days	364	2,093	1,820	819	—	5,096
Operating Revenues:
Time charter	$2,762	$21,747	$25,458	$10,837	$—	$60,804
Bareboat charter	—	—	364	—	—	364
Other marine services	—	71	584	5,495	1,001	7,151
	2,762	21,818	26,406	16,332	1,001	68,319
Direct Costs and Expenses:
Operating:
Personnel	1,069	5,083	8,738	5,065	(11)	19,944
Repairs and maintenance	186	1,134	2,998	1,472	3	5,793
Drydocking	131	1,342	12	849	(78)	2,256
Insurance and loss reserves	78	337	421	1,418	136	2,390
Fuel, lubes and supplies	192	1,108	2,124	219	(5)	3,638
Other	329	1,536	1,405	441	(2)	3,709
	1,985	10,540	15,698	9,464	43	37,730
Other Costs and Expenses:
Lease expense	$332	$—	$—	$—	$366	698
Administrative and general						13,704
Depreciation and amortization	298	4,952	4,072	4,215	38	13,575
						27,977
Gains on asset dispositions and impairments, net						265
Operating income						$2,877

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Six Months Ended June 30, 2023
Time Charter Statistics:
Average Rates Per Day	$9,081	$10,965	$16,278	$34,661	$—	$14,789
Fleet Utilization	83%	91%	75%	44%	—%	77%
Fleet Available Days	755	4,163	3,620	1,629	—	10,167
Operating Revenues:
Time charter	$5,677	$41,735	$44,258	$24,549	$—	$116,219
Bareboat charter	—	—	724	—	—	724
Other marine services	—	261	1,787	8,425	2,112	12,585
	5,677	41,996	46,769	32,974	2,112	129,528
Direct Costs and Expenses:
Operating:
Personnel	2,064	9,944	17,587	10,133	19	39,747
Repairs and maintenance	402	3,001	6,473	1,971	(43)	11,804
Drydocking	551	1,470	621	(292)	(81)	2,269
Insurance and loss reserves	146	671	840	3,325	197	5,179
Fuel, lubes and supplies	668	2,490	4,455	838	6	8,457
Other	777	3,339	4,082	566	19	8,783
	4,608	20,915	34,058	16,541	117	76,239
Other Costs and Expenses:
Lease expense	$663	$—	$—	$—	$755	1,418
Administrative and general						25,336
Depreciation and amortization	596	9,898	8,334	8,429	80	27,337
						54,091
Gains on asset dispositions and impairments, net						3,864
Operating income						$3,062
As of June 30, 2023
Property and Equipment:
Historical cost	$27,647	$352,889	$301,523	$265,098	$19,181	$966,338
Accumulated depreciation	(19,188)	(139,993)	(45,015)	(111,888)	(18,594)	(334,678)
	$8,459	$212,896	$256,508	$153,210	$587	$631,660

Fleet Counts. The Company’s fleet count as of June 30, 2024 and December 31, 2023 was as follows:

	Owned	Leased-in	Managed	Total
June 30, 2024
AHTS	3	1	—	4
FSV	22	—	1	23
PSV	21	—	—	21
Liftboats	8	—	—	8
	54	1	1	56
December 31, 2023
AHTS	3	1	—	4
FSV	22	—	3	25
PSV	21	—	—	21
Liftboats	8	—	—	8
	54	1	3	58

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and six months ended June 30, 2024 and 2023 the Company’s time charter statistics and direct vessel loss in the U.S. were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$—		$—		$—
FSV	10,345		9,450		10,021		9,490
PSV	14,405		13,883		14,191		14,261
Liftboats	37,544		29,334		40,623		27,951
Overall	22,356		16,115		24,779		17,203
Utilization:
AHTS		—%		—%		—%		—%
FSV		39%		67%		31%		61%
PSV		56%		46%		44%		36%
Liftboats		29%		18%		28%		24%
Overall		37%		35%		32%		35%
Available Days:
AHTS	—		—		—		31
FSV	273		273		546		543
PSV	182		199		364		369
Liftboats	466		608		938		1,152
Overall	921		1,080		1,848		2,095
Operating revenues:
Time charter	$7,697	94%	$6,121	67%	$14,654	91%	$12,685	65%
Other marine services	480	6%	3,004	33%	1,506	9%	6,854	35%
	8,177	100%	9,125	100%	16,160	100%	19,539	100%
Direct operating expenses:
Personnel	6,284	77%	5,957	65%	12,065	75%	12,492	64%
Repairs and maintenance	1,879	23%	1,573	17%	3,283	20%	2,767	14%
Drydocking	2,570	31%	1,506	17%	4,538	28%	1,549	8%
Insurance and loss reserves	943	11%	1,082	12%	1,339	8%	2,123	11%
Fuel, lubes and supplies	866	11%	924	10%	1,533	10%	1,707	9%
Other	226	3%	346	4%	55	0%	577	3%
	12,768	156%	11,388	125%	22,813	141%	21,215	109%
Direct Vessel Loss	$(4,591)	(56)%	$(2,263)	(25)%	$(6,653)	(41)%	$(1,676)	(9)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.6 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.8 million higher due to increased day rates of the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”) and $0.2 million higher due to the repositioning of vessels between geographic regions. Charter revenues were $0.4 million lower due to net asset dispositions. Other marine services were $2.5 million lower primarily due to business interruption insurance revenues recorded in the Prior Year Quarter and lower management fees in the Current Year Quarter. As of June 30, 2024, the Company had one of ten owned vessels (one liftboat) cold-stacked in this region compared with one of 13 owned and leased-in vessels (one liftboat) as of June 30, 2023.

Direct Operating Expenses. Direct operating expenses were $1.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.5 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repairs expenditures, $0.1 million higher due to the repositioning of vessels between geographic regions and $1.2 million lower due to net asset dispositions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $2.0 million higher in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $2.4 million higher due to increased day rates for the Regional Core Fleet and $0.4 million lower due to net asset dispositions. Other marine services were $5.3 million lower primarily due to business interruption insurance revenues recorded in the Prior Year Six Months and lower management fees in the Current Year Six Months.

Direct Operating Expenses. Direct operating expenses were $1.6 million higher in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $4.4 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repairs expenditures, $1.7 million lower due to net asset dispositions and $1.1 million lower due to the repositioning of vessels between geographic regions.

Africa and Europe. For the three and six months ended June 30, 2024 and 2023 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$10,350		$10,267		$10,062		$10,189
FSV	15,416		13,123		14,460		12,849
PSV	25,032		20,318		23,612		18,078
Overall	18,580		14,982		16,951		13,960
Utilization:
AHTS		34%		80%		50%		87%
FSV		85%		99%		87%		96%
PSV		74%		93%		68%		83%
Overall		74%		94%		75%		90%
Available Days:
AHTS	273		273		546		543
FSV	979		910		1,889		1,810
PSV	717		546		1,309		1,086
Overall	1,969		1,729		3,744		3,439
Operating revenues:
Time charter	$27,047	96%	$24,414	99%	$47,602	98%	$43,410	99%
Other marine services	1,028	4%	225	1%	1,197	2%	450	1%
	28,075	100%	24,639	100%	48,799	100%	43,860	100%
Direct operating expenses:
Personnel	4,969	18%	4,833	20%	10,150	21%	9,338	21%
Repairs and maintenance	3,161	11%	2,050	8%	6,370	13%	4,603	11%
Drydocking	1,226	4%	144	1%	3,258	7%	1,328	3%
Insurance and loss reserves	819	3%	420	2%	1,153	2%	738	2%
Fuel, lubes and supplies	1,170	4%	1,419	6%	2,457	5%	3,634	8%
Other	2,801	10%	2,608	10%	5,000	10%	5,357	12%
	14,146	50%	11,474	47%	28,388	58%	24,998	57%
Direct Vessel Profit	$13,929	50%	$13,165	53%	$20,411	42%	$18,862	43%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $2.6 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $3.5 million higher for the Regional Core Fleet due to the repositioning of vessels between geographic regions and $0.9 million lower for the Regional Core Fleet primarily due to lower utilization. As of June 30, 2024, the Company had one of 22 owned and leased-in vessels (one AHTS) cold-stacked in this region that is classified as held for sale.

Direct Operating Expenses. Direct operating expenses were $2.7 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the repositioning of vessels between geographic regions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $4.2 million higher in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $3.7 million higher due to the repositioning of vessels between geographic regions and $0.5 million higher for the Regional Core Fleet due to increased day rates.

Direct Operating Expenses. Direct operating expenses were $3.4 million higher in the Current Year Six Months compared with the Prior Year Six Months primarily due to the repositioning of vessels between geographic regions.

Middle East and Asia. For the three and six months ended June 30, 2024 and 2023 the Company’s time charter statistics and direct vessel profit in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$5,786		$5,666		$5,784		$5,723
FSV	8,656		8,990		8,159		8,840
PSV	16,499		8,523		15,902		8,584
Liftboats	45,900		42,499		45,900		42,499
Overall	17,083		13,245		17,012		13,399
Utilization:
AHTS		96%		100%		98%		86%
FSV		85%		100%		74%		100%
PSV		67%		57%		66%		53%
Liftboats		100%		94%		100%		96%
Overall		82%		86%		76%		84%
Available Days:
AHTS	91		91		182		181
FSV	568		728		1,205		1,448
PSV	455		455		910		905
Liftboats	182		182		364		362
Overall	1,296		1,456		2,661		2,896
Operating revenues:
Time charter	$18,073	97%	$16,563	83%	$34,550	97%	$32,591	90%
Other marine services	619	3%	3,512	17%	969	3%	3,539	10%
	18,692	100%	20,075	100%	35,519	100%	36,130	100%
Direct operating expenses:
Personnel	6,930	37%	5,266	26%	12,893	36%	10,107	28%
Repairs and maintenance	3,443	19%	1,219	6%	6,155	17%	1,896	5%
Drydocking	707	4%	(684)	(3)%	2,190	6%	(1,779)	(5)%
Insurance and loss reserves	798	4%	720	4%	1,416	4%	1,905	5%
Fuel, lubes and supplies	1,103	6%	425	2%	2,301	7%	1,567	5%
Other	989	5%	389	2%	1,989	6%	1,885	5%
	13,970	75%	7,335	37%	26,944	76%	15,581	43%
Direct Vessel Profit	$4,722	25%	$12,740	63%	$8,575	24%	$20,549	57%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $3.2 million higher for the Regional Core Fleet as a result of increased liftboat and PSV day rates and utilization, $0.9 million lower due to net asset dispositions and $0.8 million lower due to the repositioning of vessels between geographic regions. Other marine services were $2.9 million lower primarily due to business interruption insurance revenues recorded in the Prior Year Quarter. As of June 30, 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $6.6 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $7.0 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures and insurance reimbursements related to expenses in prior periods, $0.3 million lower due to net asset dispositions and $0.1 million lower due to the repositioning of vessels between geographic regions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $2.0 million higher in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $4.8 million higher for the Regional Core Fleet as a result of increased liftboat and PSV day rates and utilization, $1.7 million lower due to net asset dispositions and $1.1 million lower due to the repositioning of vessels between geographic regions. Other marine services were $2.6 million lower primarily due to business interruption insurance revenues recorded in the Prior Year Six Months.

Direct Operating Expenses. Direct operating expenses were $11.4 million higher in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $11.4 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures and insurance reimbursements related to expenses in prior periods, $0.7 million higher due to the repositioning of vessels between geographic regions and $0.7 million lower due to net asset dispositions.

Latin America (Brazil, Mexico, Central and South America). For the three and six months ended June 30, 2024 and 2023 the Company’s time charter statistics and direct vessel profit in Latin America were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
FSV	$14,950		$14,950		$14,950		$11,960
PSV	20,539		19,690		20,798		18,241
Liftboats	46,904		15,967		67,293		24,450
Overall	22,437		18,846		25,287		17,434
Utilization:
FSV		93%		60%		95%		80%
PSV		60%		96%		50%		96%
Liftboats		96%		90%		98%		75%
Overall		71%		88%		64%		91%
Available Days:
FSV	182		182		364		362
PSV	546		620		1,228		1,260
Liftboats	80		29		154		115
Overall	808		831		1,746		1,737
Operating revenues:
Time charter	$12,832	86%	$13,706	95%	$28,106	88%	$27,533	92%
Bareboat charter	364	2%	364	2%	728	2%	724	2%
Other marine services	1,727	12%	410	3%	3,325	10%	1,742	6%
	14,923	100%	14,480	100%	32,159	100%	29,999	100%
Direct operating expenses:
Personnel	3,383	23%	3,888	27%	8,128	25%	7,810	26%
Repairs and maintenance	1,761	12%	951	7%	4,199	13%	2,538	9%
Drydocking	1,707	11%	1,290	9%	2,930	9%	1,171	4%
Insurance and loss reserves	539	4%	168	1%	929	3%	413	1%
Fuel, lubes and supplies	827	5%	870	6%	2,198	7%	1,549	5%
Other	419	3%	366	2%	1,090	4%	964	3%
	8,636	58%	7,533	52%	19,474	61%	14,445	48%
Direct Vessel Profit	$6,287	42%	$6,947	48%	$12,685	39%	$15,554	52%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.1 million lower for the Regional Core Fleet due to reduced fleet utilization and $0.2 million higher due to the repositioning of vessels between geographic regions. Other marine services were $1.3 million higher primarily due to higher mobilization revenues. As of June 30, 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $1.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $0.6 million higher due to the repositioning of vessels between geographic regions and $0.5 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $0.6 million higher in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $1.4 million higher due to the repositioning of vessels between geographic regions and $0.8 million lower for the Regional Core Fleet due to reduced fleet utilization. Other marine services were $1.6 million higher primarily due to higher mobilization revenues.

Direct Operating Expenses. Direct operating expenses were $5.0 million higher in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $2.6 million higher due to the repositioning of vessels between geographic regions and $2.4 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter and Current Year Six Months was $0.2 million lower and $0.5 million lower compared to the Prior Year Quarter and Prior Year Six Months due to having one leased-in vessel in 2024 compared to two in 2023.

Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Year Six Months were $2.8 million lower and $2.5 million lower compared to the Prior Year Quarter and Prior Year Six Months primarily due to decreases in allowance for credit losses.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Year Six Months were $0.6 million lower and $1.5 million lower compared to the Prior Year Quarter and Prior Year Six Months primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold other equipment for net cash proceeds of $0.1 million, after transaction costs, and a de minimis gain. During the Prior Year Quarter, the Company sold one specialty vessel, previously removed from service, and other equipment for net cash proceeds of $0.4 million, after transaction costs, and a gain of $0.3 million.

During the Current Six Months, the Company sold other equipment for net cash proceeds of $0.1 million, after transaction costs, and a de minimis gain. During the Prior Year Six Months, the Company sold three liftboats, one specialty vessel, previously removed from service, and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $8.0 million, after transaction costs, and a gain of $2.9 million.

Other Income (Expense), Net

For the three and six months ended June 30, 2024 and 2023, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other Income (Expense):
Interest income	$445	$422	$1,038	$882
Interest expense	(10,190)	(8,736)	(20,499)	(17,524)
Derivative gains (losses), net	104	—	(439)	—
Foreign currency losses, net	(560)	(603)	(640)	(1,428)
Other, net	—	—	(95)	—
	$(10,201)	$(8,917)	$(20,635)	$(18,070)

Interest income. Interest income for the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months was nearly flat.

Interest expense. Interest expense was higher in the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months primarily due to a higher interest rate on the 2023 SMFH Credit Facility (which bears interest at a fixed rate of 11.75% per annum),which was entered into subsequent to June 30, 2023, as compared with the 2018 SMFH Credit Facility.

Derivative gains (losses), net. Net derivative gains (losses) for the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months increased due to the Company entering into an open forward currency exchange contract in the fourth quarter of 2023.

Foreign currency losses, net. Net foreign currency losses for the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months decreased primarily due to the strengthening of the pound sterling in relation to the U.S. dollar.

Income Tax Expense

During the six months ended June 30, 2024, the Company’s effective income tax rate of 0.7% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit for U.S. income tax purposes.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $0.6 million lower and earnings for the Current Year Six Months compared with the Prior Year Six Months were $1.0 million lower due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SEACOR Marine Arabia	$1,698	$613	$1,292	$815
Other	(732)	(240)	(1,426)	94
	$966	$373	$(134)	$909

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its debt facilities. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations and sales under the Company’s ATM Program, which has approximately $24.9 million of remaining sales capacity as of June 30, 2024. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of June 30, 2024 and June 30, 2023, the Company held balances of cash, cash equivalents and restricted cash totaling $42.9 million and $43.5 million, respectively.

As of June 30, 2024, the Company had outstanding debt of $306.3 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of June 30, 2024, are as follows (in thousands):

Actual
Remainder 2024	$14,303
2025	28,605
2026	152,405
2027	27,165
2028	110,257
Years subsequent to 2028	6,227
$338,962

As of June 30, 2024, the Company had unfunded capital commitments of $12.2 million for miscellaneous vessel equipment, including $10.1 million in respect of hybrid battery power systems. Of the unfunded capital commitments, $6.9 million is payable during 2024 and $5.3 million is payable during 2025. In addition to the unfunded capital commitments above, the Company has indefinitely deferred an additional $9.2 million of capital commitments with respect to one FSV.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by or (used in):
Operating Activities	$(19,416)	$3,331
Investing Activities	(3,988)	17,533
Financing Activities	(17,868)	(20,362)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	1	(1)
Net Change in Cash, Restricted Cash and Cash Equivalents	$(41,271)	$501

Operating Activities

Cash flows used in operating activities increased by $22.7 million in the Current Year Six Months compared with the Prior Year Six Months primarily due to a decrease in utilization offset by changes in working capital. The components of cash flows provided by and/or used in operating activities during the Current Year Six Months and Prior Year Six Months were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
DVP:
United States, primarily Gulf of Mexico	$(6,653)	$(1,676)
Africa and Europe	20,411	18,862
Middle East and Asia	8,575	20,549
Latin America	12,685	15,554
Operating, leased-in equipment	(1,131)	(1,311)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(19,532)	(19,727)
Other, net (excluding non-cash losses)	(95)	—
Dividends received from 50% or less owned companies	1,418	1,044
	15,678	33,295
Changes in operating assets and liabilities before interest and income taxes	(20,124)	(16,378)
Cash settlements on derivative transactions, net	164	380
Interest paid, excluding capitalized interest (1)	(16,122)	(14,292)
Interest received	1,038	882
Income taxes paid, net	(50)	(556)
Total cash flows (used in) provided by operating activities	$(19,416)	$3,331

(1)
During the Current Year Six Months and the Prior Year Six Months, the Company paid no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Six Months, net cash used in investing activities was $4.0 million, primarily as a result of the following:

•
capital expenditures were $4.1 million; and
•
the Company sold other equipment for net cash proceeds of $0.1 million, after transaction costs, and a de minimis gain.

During the Prior Year Six Months, net cash provided by investing activities was $17.5 million, primarily as a result of the following:

•
capital expenditures were $0.5 million;
•
the Company sold three liftboats, one specialty vessel, previously removed from service, and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such for net cash proceeds of $8.0 million, after transaction costs, and a gain of $2.9 million; and
•
the Company received $10.0 million of principal payments under the MexMar Third A&R Facility Agreement.

Financing Activities

During the Current Year Six Months, net cash used in financing activities was $17.9 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $14.1 million;
•
the Company received $0.1 million proceeds from the exercise of stock options; and
•
the Company made payments on tax withholdings for restricted stock vesting of $3.9 million.

During the Prior Year Six Months, net cash used in financing activities was $20.4 million primarily as a result of the following:

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

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 4. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 6. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2023 Annual Report. There have been no material changes to the Company’s long-term debt during the period.

Future Cash Requirements

For a discussion of the Company’s future cash requirements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2023 Annual Report. There has been no material change in the Company’s future cash requirements since our fiscal year ended December 31, 2023, except as described in “Results of Operations - Liquidity and Capital Resources” in this report.

Contingencies

For a discussion of the Company’s contingencies, see “Note 9. Commitments and Contingencies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2023 Annual Report. There has been no material change in the Company’s exposure to market risk during the six months ended June 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
April 1, 2024 to April 30, 2024	—	$—	—	—
May 1, 2024 to May 31, 2024	—	$—	—	—
June 1, 2024 to June 30, 2024	3,274	$11.98	—	—

For the three months ended June 30, 2024, the Company acquired for treasury 3,274 shares of Common Stock from its directors for an aggregate purchase price of $39,223 to cover their tax withholding obligations upon the lapsing of restrictions on share awards. These shares were purchased in accordance with the terms of the Company’s 2022 Equity Incentive Plan.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the second quarter of 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

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

SEACOR Marine Holdings Inc.

Date:	July 31, 2024	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	July 31, 2024	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)