Form 10-Q
period 2024-09-30
SEACOR Marine Holdings Inc.
filed 2024-10-30
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of October 25, 2024 was 27,645,262. The registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$35,601	$67,455
Restricted cash	2,263	16,676
Receivables:
Trade, net of allowance for credit loss of $4,687 and $4,543 as of September 30, 2024 and December 31, 2023, respectively	76,497	63,728
Other	7,841	11,049
Tax receivable	983	983
Inventories	3,139	1,609
Prepaid expenses and other	4,840	2,686
Assets held for sale	—	500
Total current assets	131,164	164,686
Property and Equipment:
Historical cost	921,445	918,823
Accumulated depreciation	(362,604)	(324,141)
	558,841	594,682
Construction in progress	11,935	10,362
Net property and equipment	570,776	605,044
Right-of-use asset - operating leases	3,575	4,291
Right-of-use asset - finance leases	19	37
Investments, at equity, and advances to 50% or less owned companies	2,046	4,125
Other assets	1,864	2,153
Total assets	$709,444	$780,336
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$494	$1,591
Current portion of finance lease liabilities	17	35
Current portion of long-term debt	28,605	28,365
Accounts payable	22,744	27,562
Accrued wages and benefits	5,179	5,083
Accrued interest	3,681	1,850
Unearned revenue	2,472	687
Accrued capital, repair, and maintenance expenditures	8,474	2,471
Accrued insurance deductibles and premiums	3,079	3,189
Other current liabilities	5,923	6,253
Total current liabilities	80,668	77,086
Long-term operating lease liabilities	3,221	3,529
Long-term finance lease liabilities	4	6
Long-term debt	272,325	287,544
Deferred income taxes	26,802	35,718
Deferred gains and other liabilities	1,416	2,229
Total liabilities	384,436	406,112
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 28,442,188 and 27,665,792 shares issued as of September 30, 2024 and December 31, 2023, respectively	287	280
Additional paid-in capital	477,661	472,692
Accumulated deficit	(154,374)	(102,425)
Shares held in treasury of 796,926 and 418,014 as of September 30, 2024 and December 31, 2023, respectively, at cost	(8,110)	(4,221)
Accumulated other comprehensive income, net of tax	9,223	7,577
	324,687	373,903
Noncontrolling interests in subsidiaries	321	321
Total equity	325,008	374,224
Total liabilities and equity	$709,444	$780,336

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues	$68,916	$76,900	$201,553	$206,428
Costs and Expenses:
Operating	52,907	40,142	150,526	116,381
Administrative and general	11,019	12,300	33,825	37,636
Lease expense	364	651	1,331	2,069
Depreciation and amortization	12,928	13,462	38,749	40,799
	77,218	66,555	224,431	196,885
Gains (Losses) on Asset Dispositions and Impairments, Net	1,821	(512)	1,857	3,352
Operating (Loss) Income	(6,481)	9,833	(21,021)	12,895
Other Income (Expense):
Interest income	358	340	1,396	1,222
Interest expense	(10,127)	(9,536)	(30,626)	(27,060)
Loss on debt extinguishment	—	(2,004)	—	(2,004)
Derivative gains (losses), net	67	—	(372)	—
Foreign currency (losses) gains, net	(1,717)	571	(2,357)	(857)
Other, net	29	—	(66)	—
	(11,390)	(10,629)	(32,025)	(28,699)
Loss Before Income Tax (Benefit) Expense and Equity in Earnings of 50% or Less Owned Companies	(17,871)	(796)	(53,046)	(15,804)
Income Tax (Benefit) Expense	(513)	2,360	(270)	2,421
Loss Before Equity in Earnings of 50% or Less Owned Companies	(17,358)	(3,156)	(52,776)	(18,225)
Equity in Earnings of 50% or Less Owned Companies	1,012	2,273	878	3,182
Net Loss	$(16,346)	$(883)	$(51,898)	$(15,043)

Net Loss Per Share:
Basic	$(0.59)	$(0.03)	$(1.88)	$(0.56)
Diluted	(0.59)	(0.03)	(1.88)	(0.56)
Weighted Average Common Stock and Warrants Outstanding:
Basic	27,772,733	27,181,754	27,615,699	27,048,656
Diluted	27,772,733	27,181,754	27,615,699	27,048,656

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Loss	$(16,346)	$(883)	$(51,898)	$(15,043)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	1,774	(1,679)	1,646	(79)
Derivative gains on cash flow hedges	—	3	—	56
Reclassification of derivative gains on cash flow hedges to interest expense	—	(199)	—	(571)
	1,774	(1,875)	1,646	(594)
Income Tax Expense	—	—	—	—
	1,774	(1,875)	1,646	(594)
Comprehensive Loss	$(14,572)	$(2,758)	$(50,252)	$(15,637)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2024
December 31, 2023	27,184,778	$280	$472,692	481,014	$(4,221)	$(102,425)	$7,577	$321	$374,224
Restricted stock grants	563,271	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	4,829	—	—	—	—	—	4,829
Exercise of options	12,166	—	140	—	—	—	—	—	140
Restricted stock vesting	(251,333)	—	—	251,333	(3,120)	—	—	—	(3,120)
Performance restricted stock vesting	96,150	—	—	61,305	(769)	—	—	—	(769)
Director share awards	43,504	1	—	—	—	—	—	—	1
Director restricted stock vesting	(3,274)	—	—	3,274	—	—	—	—	—
Net loss	—	—	—	—	—	(51,898)	—	—	(51,898)
Other comprehensive income	—	—	—	—	—	(51)	1,646	—	1,595
September 30, 2024	27,645,262	$287	$477,661	796,926	$(8,110)	$(154,374)	$9,223	$321	$325,008

For the Three Months Ended September 30, 2024
June 30, 2024	27,636,184	$286	$476,020	796,926	$(8,110)	$(138,028)	$7,449	$321	$337,938
Amortization of share awards	—	—	1,603	—	—	—	—	—	1,603
Exercise of options	3,000	—	38	—	—	—	—	—	38
Director share awards	6,078	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(16,346)	—	—	(16,346)
Other comprehensive income	—	—	—	—	—	—	1,774	—	1,774
September 30, 2024	27,645,262	$287	$477,661	796,926	$(8,110)	$(154,374)	$9,223	$321	$325,008

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2023
December 31, 2022	26,702,161	$272	$466,669	248,638	$(1,852)	$(93,111)	$6,847	$321	$379,146
Restricted stock grants	525,397	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	4,483	—	—	—	—	—	4,483
Exercise of options	834	—	6	—	—	—	—	—	6
Exercise of warrants	117,394	1	—	121	(1)	—	—	—	—
Restricted stock vesting	(232,239)	—	—	232,239	(2,368)	—	—	—	(2,368)
Director share awards	60,938	1	—	—	—	—	—	—	1
Forfeiture of employee share awards	(15,000)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(15,043)	—	—	(15,043)
Other comprehensive loss	—	—	—	—	—	—	(594)	—	(594)
September 30, 2023	27,159,485	$280	$471,158	480,998	$(4,221)	$(108,154)	$6,253	$321	$365,637

For the Three Months Ended September 30, 2023
June 30, 2023	27,159,485	$280	$469,618	480,998	$(4,221)	$(107,271)	$8,128	$321	$366,855
Amortization of share awards	—	—	1,540	—	—	—	—	—	1,540
Net loss	—	—	—	—	—	(883)	—	—	(883)
Other comprehensive loss	—	—	—	—	—	—	(1,875)	—	(1,875)
September 30, 2023	27,159,485	$280	$471,158	480,998	$(4,221)	$(108,154)	$6,253	$321	$365,637

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(51,898)	$(15,043)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	38,749	40,799
Deferred financing costs amortization	890	1,300
Stock-based compensation expense	4,836	4,490
Debt discount amortization	5,980	4,899
Allowance for credit losses	144	3,253
Gain from equipment sales, retirements or impairments	(1,857)	(3,352)
Loss on debt extinguishment	—	177
Derivative losses	372	—
Interest on finance leases	1	201
Settlements on derivative transactions, net	164	577
Currency losses	2,357	857
Deferred income taxes	(8,916)	(7,701)
Equity earnings	(878)	(3,182)
Dividends received from 50% or less owned companies	2,916	2,075
Changes in Operating Assets and Liabilities:
Accounts receivables	(10,049)	(13,743)
Other assets	(2,653)	1,555
Accounts payable and accrued liabilities	1,052	(6,732)
Net cash (used in) provided by operating activities	(18,790)	10,430
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,284)	(6,960)
Proceeds from disposition of property and equipment	2,417	8,038
Principal payments on notes due from others	—	15,000
Net cash (used in) provided by investing activities	(1,867)	16,078
Cash Flows from Financing Activities:
Payments on long-term debt	(21,833)	(22,992)
Payments on debt extinguishment	—	(131,604)
Payments on debt extinguishment cost	—	(1,827)
Proceeds from issuance of long-term debt, net of issuance costs	—	148,388
Payments on finance leases	(28)	(522)
Proceeds from exercise of stock options	140	6
Tax withholdings on restricted stock vesting and director share awards	(3,889)	(2,368)
Net cash used in financing activities	(25,610)	(10,919)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	2
Net Change in Cash, Restricted Cash and Cash Equivalents	(46,267)	15,591
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	84,131	43,045
Cash, Restricted Cash and Cash Equivalents, End of Period	$37,864	$58,636
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$21,925	$21,045
Income taxes paid, net	50	1,730
Noncash Investing and Financing Activities:
(Decrease) increase in capital expenditures in accounts payable and accrued liabilities	(1,100)	826
Recognition of a new right-of-use asset - operating leases	—	348
Recognition of a new right-of-use asset - financing leases	7	—

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Balance at beginning of period	$687	$2,333
Unearned revenues during the period	5,859	6,501
Revenues recognized during the period	(4,074)	(8,147)
Balance at end of period	$2,472	$687

As of September 30, 2024 and December 31, 2023, the Company had unearned revenue of $2.5 million and $0.7 million, respectively, primarily related to mobilization of vessels.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of September 30, 2024, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was no capitalized interest recognized during the nine months ended September 30, 2024 and 2023.

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

During the nine months ended September 30, 2024, the Company did not record impairment charges on any owned or leased-in vessels. During the nine months ended September 30, 2023, the Company recorded impairment charges of $0.3 million for one leased-in anchor handling towing supply vessel (“AHTS”) to adjust for indicative future cash flows. There were no impairments of other owned or leased-in vessels. Impairment charges are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss). Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of September 30, 2024, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the nine months ended September 30, 2024, the Company’s effective income tax rate of (0.5)% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit for U.S. income tax purposes.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity
	Foreign Currency Translation Adjustments	Derivative Gains (Losses) on Cash Flow Hedges, net	Total Other Comprehensive Income
December 31, 2023	$7,577	$—	$7,577
Other comprehensive income	1,646	—	1,646
Balance as of September 30, 2024	$9,223	$—	$9,223

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

For the three and nine months ended September 30, 2024 and 2023, diluted loss per share of Common Stock excluded 2,978,724 shares of Common Stock issuable upon conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

In addition, for the three and nine months ended September 30, 2024 and 2023 diluted loss per share of Common Stock excluded 1,392,226 and 1,642,084 shares of restricted stock, respectively, and 1,013,865 and 1,026,031 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

2.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2024, capital expenditures were $4.3 million and there were no equipment deliveries. During the nine months ended September 30, 2024, the Company sold one AHTS, previously classified as held for sale, and other equipment for net cash proceeds of $2.4 million, after transaction costs, and a gain of $1.9 million. During the nine months ended September 30, 2023, the Company sold three liftboats, one specialty vessel, previously removed from service, and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $8.0 million, after transaction costs, and a gain of $2.7 million.

3.
INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	Ownership	September 30, 2024	December 31, 2023
Seabulk Angola	49.0%	$337	$1,668
SEACOR Marine Arabia	45.0%	1,637	2,385
Other	20.0% - 50.0%	72	72
		$2,046	$4,125

4.
LONG-TERM DEBT

The Company’s long-term debt obligations as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Guaranteed Notes	$90,000	$90,000
New Convertible Notes	35,000	35,000
2023 SMFH Credit Facility	109,800	118,950
Sea-Cat Crewzer III Term Loan Facility	11,752	14,227
SEACOR Delta Shipyard Financing	61,979	68,647
SEACOR Alpine Credit Facility	22,660	26,200
Total principal due for long-term debt	331,191	353,024
Current portion due within one year	(28,605)	(28,365)
Unamortized debt discount	(26,905)	(32,885)
Deferred financing costs	(3,356)	(4,230)
Long-term debt, less current portion	$272,325	$287,544

As of September 30, 2024, the Company was in compliance with all debt covenants and lender requirements.

Letters of Credit. As of September 30, 2024, the Company had outstanding letters of credit of $0.4 million securing lease obligations, labor and performance guaranties.

5.
LEASES

As of September 30, 2024, the Company leased-in certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms of certain facilities and other equipment had a duration ranging from nine to 267 months.

As of September 30, 2024, future minimum payments for leases for the remainder of 2024 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$183	$10
2025	806	9
2026	474	3
2027	400	1
2028	341	—
Years subsequent to 2028	2,872	—
	5,076	23
Interest component	(1,361)	(2)
	3,715	21
Current portion of long-term lease liabilities	494	17
Long-term lease liabilities	$3,221	$4

For the three and nine months ended September 30, 2024 and 2023 the components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$218	$551	$1,009	$1,661
Finance lease costs:
Amortization of finance lease assets (1)	12	135	32	456
Interest on finance lease liabilities (2)	—	58	1	200
Short-term lease costs	146	100	322	408
	$376	$844	$1,364	$2,725

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the nine months ended September 30, 2024 supplemental cash flow information related to leases was as follows (in thousands):

2024
Operating cash outflows from operating leases	$1,658
Financing cash outflows from finance leases	28
Right-of-use assets obtained for operating lease liabilities	—
Right-of-use assets obtained for finance lease liabilities	7

For the nine months ended September 30, 2024 other information related to leases was as follows:

2024
Weighted average remaining lease term, in years - operating leases	11.7
Weighted average remaining lease term, in years - finance leases	1.2
Weighted average discount rate - operating leases	6.3%
Weighted average discount rate - finance leases	6.4%

6.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the nine months ended September 30, 2024:

Statutory rate	(21.0)%
Income (loss) of foreign subsidiaries not includable in U.S. return and foreign withholding tax	18.2%
162(m) - Executive compensation	2.6%
Other	(0.3)%
Effective income tax rate	(0.5)%

7.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives not designated as hedging instruments:
Forward Exchange Contract	$72	$—	$608	$—

Economic Hedges. The Company may enter and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward exchange contract related to the purchase of hybrid battery power systems, the purchase price for which is denominated in Norwegian Kroner. During the nine months ended September 30, 2024, the Company recognized losses of $0.4 million on this contract which were recognized in earnings.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.5 million for the nine months ended September 30, 2023 as a component of other comprehensive income (loss). As of September 30, 2024, there were no interest rate swaps held by the Company.

Other Derivative Instruments. The Company had no derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2023 and recognized gains (losses) on derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2024 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Forward currency exchange, option, and future contracts	$67	$—	$(372)	$—

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

The Company’s financial assets and liabilities as of September 30, 2024 and December 31, 2023 that are measured at fair value on a recurring basis were as follows (in thousands):

September 30, 2024	Level 1	Level 2	Level 3
ASSETS
Derivative instruments	$—	$72	$—
December 31, 2023
ASSETS
Derivative instruments	$—	$608	$—

The fair value of the Company’s derivative instruments was estimated by utilizing a spot rate as of the measurement date provided by an independent third party.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

		Estimated Fair Value
September 30, 2024	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash, cash equivalents and restricted cash	$37,864	$37,864	$—	$—
LIABILITIES
Long-term debt, including current portion	300,930	—	297,861	—
December 31, 2023
ASSETS
Cash, cash equivalents and restricted cash	$84,131	$84,131	$—	$—
LIABILITIES
Long-term debt, including current portion	315,909	—	307,653	—

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

Property and equipment. During the nine months ended September 30, 2024, the Company recognized no impairment charges. During the year ended December 31, 2023, the Company recognized impairment charges totaling $0.7 million for one leased-in AHTS to adjust for indicative cash flows and the cost to return the vessel to its owner.

9.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company had unfunded capital commitments of $12.5 million for miscellaneous vessel equipment, including $9.6 million in respect of hybrid battery power systems. Of the unfunded capital commitments, $6.9 million is payable during the remainder of 2024 and $5.6 million is payable during 2025. The Company has indefinitely deferred an additional $9.2 million of orders with respect to one fast support vessel.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$25.2 million based on a historical potential levy of R$12.87 million (USD $3.5 million and USD $1.8 million, respectively, based on the exchange rate as of September 30, 2024).

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

On October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. On November 23, 2023, the trustee advised that following the tri-annual valuation, $1.5 million (£1.2 million) of the potential cumulative funding deficit of the MNRPF was allocated to the Company as a participating employer, including the additional liabilities mentioned above. During 2023, the Company recognized payroll related operating expenses of $1.5 million (£1.2 million) for its allocated share of the potential cumulative funding deficit, which the Company anticipated being invoiced for during 2024 and 2025. On April 30, 2024, the Company was informed by the MNRPF that the Company’s allocated share of the potential cumulative funding deficit may be reduced due to changes in valuation assumptions, and on July 5, 2024, the Company was informed by the MNRPF that the Company’s final deficit share amount was $0.4 million (£0.3 million). As of June 30, 2024, the Company recognized a reduction in the payroll related operating expenses of $1.2 million (£0.9 million) to reflect the decreased deficit share amount. All invoices were settled in full in October 2024.

10.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the nine months ended September 30, 2024 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2023	1,642,084
Granted	637,698
Vested (1)	(887,556)
Forfeited	—
Outstanding as of September 30, 2024 (2)	1,392,226

Stock Option Activity:
Outstanding as of December 31, 2023	1,026,031
Granted	—
Exercised	(12,166)
Forfeited	—
Outstanding as of September 30, 2024	1,013,865

(1)
Includes 157,455 vested grants of performance-based restricted stock units.
(2)
Includes 215,853 grants of performance-based restricted stock units that satisfied the performance obligation and are therefore likely to vest and excludes 326,597 grants of performance-based restricted stock units that are not considered outstanding until such time that they become probable to vest.

For the nine months ended September 30, 2024, the Company acquired for treasury (i) 254,607 shares of Common Stock from its directors and employees to cover their tax withholding obligations upon the lapsing of restrictions on share awards for an aggregate purchase price of $3.1 million, and (ii) 61,305 shares of Common Stock from its employees to cover their tax withholding obligations upon the lapsing of restrictions on performance-based share awards for an aggregate purchase price of $0.8 million. These shares were purchased in accordance with the terms of the Company’s 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

11.
SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2023 Annual Report. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2024
Operating Revenues:
Time charter	$6,593	$28,809	$16,411	$11,500	$63,313
Bareboat charter	—	—	—	372	372
Other marine services	1,188	3,048	375	620	5,231
	7,781	31,857	16,786	12,492	68,916
Direct Costs and Expenses:
Operating:
Personnel	6,297	6,083	5,769	3,791	21,940
Repairs and maintenance	1,655	3,455	3,318	1,517	9,945
Drydocking	2,615	681	832	1,940	6,068
Insurance and loss reserves	799	599	927	259	2,584
Fuel, lubes and supplies	964	2,514	1,043	2,053	6,574
Other	225	3,975	1,131	465	5,796
	12,555	17,307	13,020	10,025	52,907
Direct Vessel (Loss) Profit	$(4,774)	$14,550	$3,766	$2,467	16,009
Other Costs and Expenses:
Lease expense	$140	$75	$73	$76	364
Administrative and general					11,019
Depreciation and amortization	3,194	4,540	3,261	1,933	12,928
					24,311
Gains on asset dispositions and impairments, net					1,821
Operating loss					$(6,481)

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2024
Operating Revenues:
Time charter	$21,247	$76,411	$50,961	$39,606	$188,225
Bareboat charter	—	—	—	1,100	1,100
Other marine services	2,694	4,245	1,344	3,945	12,228
	23,941	80,656	52,305	44,651	201,553
Direct Costs and Expenses:
Operating:
Personnel	18,362	16,233	18,662	11,919	65,176
Repairs and maintenance	4,938	9,825	9,473	5,716	29,952
Drydocking	7,153	3,939	3,022	4,870	18,984
Insurance and loss reserves	2,138	1,752	2,343	1,188	7,421
Fuel, lubes and supplies	2,497	4,971	3,344	4,251	15,063
Other	280	8,975	3,120	1,555	13,930
	35,368	45,695	39,964	29,499	150,526
Direct Vessel (Loss) Profit	$(11,427)	$34,961	$12,341	$15,152	51,027
Other Costs and Expenses:
Lease expense	$419	$425	$229	$258	1,331
Administrative and general					33,825
Depreciation and amortization	9,138	13,020	10,004	6,587	38,749
					73,905
Gains on asset dispositions and impairments, net					1,857
Operating loss					$(21,021)
As of September 30, 2024
Property and Equipment:
Historical Cost	$198,688	$332,880	$250,456	$139,421	$921,445
Accumulated Depreciation	(103,139)	(119,953)	(97,997)	(41,515)	(362,604)
	$95,549	$212,927	$152,459	$97,906	$558,841
Total Assets (1)	$119,579	$260,352	$175,236	$118,301	$673,468

(1)
Total Assets by region does not include corporate assets of $36.0 million as of September 30, 2024.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2023
Operating Revenues:
Time charter	$16,236	$22,528	$16,087	$13,817	$68,668
Bareboat charter	—	—	—	368	368
Other marine services	5,478	1,943	267	176	7,864
	21,714	24,471	16,354	14,361	76,900
Direct Costs and Expenses:
Operating:
Personnel	6,712	5,089	5,157	2,985	19,943
Repairs and maintenance	1,560	2,214	2,623	1,021	7,418
Drydocking	462	320	1,056	(70)	1,768
Insurance and loss reserves	332	573	711	217	1,833
Fuel, lubes and supplies	958	2,573	743	773	5,047
Other	375	2,448	943	367	4,133
	10,399	13,217	11,233	5,293	40,142
Direct Vessel Profit	$11,315	$11,254	$5,121	$9,068	36,758
Other Costs and Expenses:
Lease expense	$116	$372	$59	$104	651
Administrative and general					12,300
Depreciation and amortization	3,810	3,821	3,721	2,110	13,462
					26,413
Losses on asset dispositions and impairments, net					(512)
Operating income					$9,833

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2023
Operating Revenues:
Time charter	$28,921	$65,938	$48,678	$41,350	$184,887
Bareboat charter	—	—	—	1,092	1,092
Other marine services	12,332	2,393	3,806	1,918	20,449
	41,253	68,331	52,484	44,360	206,428
Direct Costs and Expenses:
Operating:
Personnel	19,204	14,427	15,264	10,795	59,690
Repairs and maintenance	4,327	6,817	4,519	3,559	19,222
Drydocking	2,011	1,648	(723)	1,101	4,037
Insurance and loss reserves	2,455	1,311	2,616	630	7,012
Fuel, lubes and supplies	2,665	6,207	2,310	2,322	13,504
Other	952	7,805	2,828	1,331	12,916
	31,614	38,215	26,814	19,738	116,381
Direct Vessel Profit	$9,639	$30,116	$25,670	$24,622	90,047
Other Costs and Expenses:
Lease expense	$395	$1,209	$202	$263	2,069
Administrative and general					37,636
Depreciation and amortization	11,206	11,599	11,117	6,877	40,799
					80,504
Gains on asset dispositions and impairments, net					3,352
Operating income					$12,895
As of September 30, 2023
Property and Equipment:
Historical Cost	$215,592	$272,312	$285,721	$162,895	$936,520
Accumulated Depreciation	(96,597)	(89,338)	(98,481)	(34,133)	(318,549)
	$118,995	$182,974	$187,240	$128,762	$617,971
Total Assets (1)	$155,613	$212,048	$210,401	$147,479	$725,541

(1)
Total Assets by region does not include corporate assets of $54.8 million as of September 30, 2023.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of September 30, 2024, and 2023, the Company’s investments, at equity and advances to 50% or less owned companies were $2.0 million and $3.9 million, respectively. Equity in earnings of 50% or less owned companies for the nine months ended September 30, 2024 and 2023 were $0.9 million and $3.2 million, respectively.

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

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of September 30, 2024, the Company operated a diverse fleet of 55 support vessels, of which 54 were owned or leased-in and one was managed on behalf of an unaffiliated third party. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Offshore oil and natural gas market conditions are highly volatile. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but subsequently decreased to pre-conflict levels. During the nine months ended September 30, 2024, WTI oil prices reached a high of $87 per barrel and a low of $66 per barrel, ending the period at $68 per barrel.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of September 30, 2024, two of the Company’s 54 owned and leased-in vessels were cold-stacked worldwide.

Recent Developments

At the Market Program

On November 1, 2023, SEACOR Marine entered into an at-the-market offering program (“ATM Program”) with B. Riley Securities, Inc., pursuant to which SEACOR Marine may sell up to $25.0 million of Common Stock. As of September 30, 2024, the remaining capacity under the ATM Program was approximately $24.9 million.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three and nine months (“Current Year Quarter” and “Current Year Nine Months”) ended September 30, 2024 compared with the three and nine months (“Prior Year Quarter” and “Prior Year Nine Months”) ended September 30, 2023. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2023, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Time Charter Statistics:
Average Rates Per Day	$18,879		$18,046		$19,021		$15,852
Fleet Utilization	67%		73%		66%		76%
Fleet Available Days	5,026		5,182		15,026		15,349
Operating Revenues:
Time charter	$63,313	92%	$68,668	89%	$188,225	93%	$184,887	89%
Bareboat charter	372	1%	368	1%	1,100	1%	1,092	1%
Other marine services	5,231	7%	7,864	10%	12,228	6%	20,449	10%
	68,916	100%	76,900	100%	201,553	100%	206,428	100%
Costs and Expenses:
Operating:
Personnel	21,940	32%	19,943	26%	65,176	32%	59,690	29%
Repairs and maintenance	9,945	14%	7,418	10%	29,952	15%	19,222	9%
Drydocking	6,068	9%	1,768	2%	18,984	9%	4,037	2%
Insurance and loss reserves	2,584	4%	1,833	2%	7,421	4%	7,012	3%
Fuel, lubes and supplies	6,574	10%	5,047	7%	15,063	8%	13,504	7%
Other	5,796	8%	4,133	5%	13,930	7%	12,916	6%
	52,907	77%	40,142	52%	150,526	75%	116,381	56%
Lease expense - operating	364	1%	651	1%	1,331	1%	2,069	1%
Administrative and general	11,019	16%	12,300	16%	33,825	17%	37,636	18%
Depreciation and amortization	12,928	19%	13,462	18%	38,749	19%	40,799	20%
	77,218	112%	66,555	87%	224,431	111%	196,885	95%
Gains (Losses) on Asset Dispositions and Impairments, Net	1,821	3%	(512)	(1)%	1,857	1%	3,352	2%
Operating (Loss) Income	(6,481)	(9)%	9,833	13%	(21,021)	(10)%	12,895	6%
Other Expense, Net	(11,390)	(17)%	(10,629)	(14)%	(32,025)	(16)%	(28,699)	(14)%
Loss Before Income Tax (Benefit) Expense and Equity in Earnings of 50% or Less Owned Companies	(17,871)	(26)%	(796)	(1)%	(53,046)	(26)%	(15,804)	(8)%
Income Tax (Benefit) Expense	(513)	(1)%	2,360	3%	(270)	(0)%	2,421	1%
Loss Before Equity in Earnings of 50% or Less Owned Companies	(17,358)	(25)%	(3,156)	(4)%	(52,776)	(26)%	(18,225)	(9)%
Equity in Earnings of 50% or Less Owned Companies	1,012	1%	2,273	3%	878	0%	3,182	2%
Net Loss	$(16,346)	(24)%	$(883)	(1)%	$(51,898)	(26)%	$(15,043)	(7)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2024
Time Charter Statistics:
Average Rates Per Day	$17,188	$18,875	$17,825	$21,984	$18,879
Fleet Utilization	42%	77%	72%	63%	67%
Fleet Available Days	920	1,990	1,288	828	5,026
Operating Revenues:
Time charter	$6,593	$28,809	$16,411	$11,500	$63,313
Bareboat charter	—	—	—	372	372
Other marine services	1,188	3,048	375	620	5,231
	7,781	31,857	16,786	12,492	68,916
Direct Costs and Expenses:
Operating:
Personnel	6,297	6,083	5,769	3,791	21,940
Repairs and maintenance	1,655	3,455	3,318	1,517	9,945
Drydocking	2,615	681	832	1,940	6,068
Insurance and loss reserves	799	599	927	259	2,584
Fuel, lubes and supplies	964	2,514	1,043	2,053	6,574
Other	225	3,975	1,131	465	5,796
	12,555	17,307	13,020	10,025	52,907
Direct Vessel (Loss) Profit	$(4,774)	$14,550	$3,766	$2,467	16,009
Other Costs and Expenses:
Lease expense	$140	$75	$73	$76	364
Administrative and general					11,019
Depreciation and amortization	3,194	4,540	3,261	1,933	12,928
					24,311
Gains on asset dispositions and impairments, net					1,821
Operating loss					$(6,481)

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2024
Time Charter Statistics:
Average Rates Per Day	$21,793	$17,629	$17,265	$24,230	$19,021
Fleet Utilization	35%	76%	75%	64%	66%
Fleet Available Days	2,768	5,735	3,949	2,574	15,026
Operating Revenues:
Time charter	$21,247	$76,411	$50,961	$39,606	$188,225
Bareboat charter	—	—	—	1,100	1,100
Other marine services	2,694	4,245	1,344	3,945	12,228
	23,941	80,656	52,305	44,651	201,553
Direct Costs and Expenses:
Operating:
Personnel	18,362	16,233	18,662	11,919	65,176
Repairs and maintenance	4,938	9,825	9,473	5,716	29,952
Drydocking	7,153	3,939	3,022	4,870	18,984
Insurance and loss reserves	2,138	1,752	2,343	1,188	7,421
Fuel, lubes and supplies	2,497	4,971	3,344	4,251	15,063
Other	280	8,975	3,120	1,555	13,930
	35,368	45,695	39,964	29,499	150,526
Direct Vessel (Loss) Profit	$(11,427)	$34,961	$12,341	$15,152	51,027
Other Costs and Expenses:
Lease expense	$419	$425	$229	$258	1,331
Administrative and general					33,825
Depreciation and amortization	9,138	13,020	10,004	6,587	38,749
					73,905
Gains on asset dispositions and impairments, net					1,857
Operating loss					$(21,021)
As of September 30, 2024
Property and Equipment:
Historical cost	$198,688	$332,880	$250,456	$139,421	$921,445
Accumulated depreciation	(103,139)	(119,953)	(97,997)	(41,515)	(362,604)
	$95,549	$212,927	$152,459	$97,906	$558,841
Total Assets (1)	$119,579	$260,352	$175,236	$118,301	$673,468

(1)
Total Assets by region does not include corporate assets of $36.0 million as of September 30, 2024.

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2023
Time Charter Statistics:
Average Rates Per Day	$23,663	$15,388	$16,313	$20,656	$18,046
Fleet Utilization	57%	84%	67%	87%	73%
Fleet Available Days	1,196	1,748	1,472	766	5,182
Operating Revenues:
Time charter	$16,236	$22,528	$16,087	$13,817	$68,668
Bareboat charter	—	—	—	368	368
Other marine services	5,478	1,943	267	176	7,864
	21,714	24,471	16,354	14,361	76,900
Direct Costs and Expenses:
Operating:
Personnel	6,712	5,089	5,157	2,985	19,943
Repairs and maintenance	1,560	2,214	2,623	1,021	7,418
Drydocking	462	320	1,056	(70)	1,768
Insurance and loss reserves	332	573	711	217	1,833
Fuel, lubes and supplies	958	2,573	743	773	5,047
Other	375	2,448	943	367	4,133
	10,399	13,217	11,233	5,293	40,142
Direct Vessel Profit	$11,315	$11,254	$5,121	$9,068	$36,758
Other Costs and Expenses:
Lease expense	$116	$372	$59	$104	651
Administrative and general					12,300
Depreciation and amortization	3,810	3,821	3,721	2,110	13,462
					26,413
Losses on asset dispositions and impairments, net					(512)
Operating income					$9,833

	United States (primarily Gulf of Mexico)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2023
Time Charter Statistics:
Average Rates Per Day	$20,317	$14,417	$14,240	$18,393	$15,852
Fleet Utilization	43%	88%	78%	90%	76%
Fleet Available Days	3,291	5,187	4,368	2,503	15,349
Operating Revenues:
Time charter	$28,921	$65,938	$48,678	$41,350	$184,887
Bareboat charter	—	—	—	1,092	1,092
Other marine services	12,332	2,393	3,806	1,918	20,449
	41,253	68,331	52,484	44,360	206,428
Direct Costs and Expenses:
Operating:
Personnel	19,204	14,427	15,264	10,795	59,690
Repairs and maintenance	4,327	6,817	4,519	3,559	19,222
Drydocking	2,011	1,648	(723)	1,101	4,037
Insurance and loss reserves	2,455	1,311	2,616	630	7,012
Fuel, lubes and supplies	2,665	6,207	2,310	2,322	13,504
Other	952	7,805	2,828	1,331	12,916
	31,614	38,215	26,814	19,738	116,381
Direct Vessel Profit	$9,639	$30,116	$25,670	$24,622	90,047
Other Costs and Expenses:
Lease expense	$395	$1,209	$202	$263	2,069
Administrative and general					37,636
Depreciation and amortization	11,206	11,599	11,117	6,877	40,799
					80,504
Gains on asset dispositions and impairments, net					3,352
Operating income					$12,895
As of September 30, 2023
Property and Equipment:
Historical cost	$215,592	$272,312	$285,721	$162,895	$936,520
Accumulated depreciation	(96,597)	(89,338)	(98,481)	(34,133)	(318,549)
	$118,995	$182,974	$187,240	$128,762	$617,971
Total Assets (1)	$155,613	$212,048	$210,401	$147,479	$725,541

(1)
Total Assets by region does not include corporate assets of $54.8 million as of September 30, 2023.

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2024
Time Charter Statistics:
Average Rates Per Day	$10,316	$13,102	$21,819	$36,423	$—	$18,879
Fleet Utilization	46%	82%	58%	58%	—%	67%
Fleet Available Days	334	2,024	1,932	736	—	5,026
Operating Revenues:
Time charter	$1,576	$21,606	$24,488	$15,643	$—	$63,313
Bareboat charter	—	—	372	—	—	372
Other marine services	13	1,012	2,855	1,142	209	5,231
	1,589	22,618	27,715	16,785	209	68,916
Direct Costs and Expenses:
Operating:
Personnel	981	5,637	9,360	5,926	36	21,940
Repairs and maintenance	239	4,378	3,798	1,531	(1)	9,945
Drydocking	436	448	2,629	2,555	—	6,068
Insurance and loss reserves	66	532	636	1,334	16	2,584
Fuel, lubes and supplies	90	1,962	3,594	928	—	6,574
Other	263	2,238	2,821	473	1	5,796
	2,075	15,195	22,838	12,747	52	52,907
Other Costs and Expenses:
Lease expense	$4	$—	$(3)	$—	$363	364
Administrative and general						11,019
Depreciation and amortization	175	4,744	4,117	3,866	26	12,928
						24,311
Gains on asset dispositions and impairments, net						1,821
Operating loss						$(6,481)

(1)
Anchor handling towing supply vessel (“AHTS”).
(2)
Fast support vessel (“FSV”).
(3)
Platform support vessel (“PSV”).

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Nine Months Ended September 30, 2024
Time Charter Statistics:
Average Rates Per Day	$8,864	$12,669	$20,696	$44,055	$—	$19,021
Fleet Utilization	57%	78%	59%	55%	—%	66%
Fleet Available Days	1,062	6,028	5,744	2,192	—	15,026
Operating Revenues:
Time charter	$5,366	$59,385	$70,268	$53,206	$—	$188,225
Bareboat charter	—	—	1,100	—	—	1,100
Other marine services	232	1,654	5,537	3,580	1,225	12,228
	5,598	61,039	76,905	56,786	1,225	201,553
Direct Costs and Expenses:
Operating:
Personnel	3,090	17,115	27,189	18,908	(1,126)	65,176
Repairs and maintenance	924	12,043	11,342	5,620	23	29,952
Drydocking	784	2,774	8,631	6,795	—	18,984
Insurance and loss reserves	206	1,355	2,068	4,098	(306)	7,421
Fuel, lubes and supplies	775	4,006	7,058	3,224	—	15,063
Other	780	5,737	6,066	1,335	12	13,930
	6,559	43,030	62,354	39,980	(1,397)	150,526
Other Costs and Expenses:
Lease expense	$339	$—	$—	$—	$992	1,331
Administrative and general						33,825
Depreciation and amortization	525	14,234	12,318	11,597	75	38,749
						73,905
Gains on asset dispositions and impairments, net						1,857
Operating loss						$(21,021)
As of September 30, 2024
Property and Equipment:
Historical cost	$12,669	$341,459	$303,799	$244,564	$18,954	$921,445
Accumulated depreciation	(5,660)	(156,467)	(65,467)	(116,326)	(18,684)	(362,604)
	$7,009	$184,992	$238,332	$128,238	$270	$558,841

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2023
Time Charter Statistics:
Average Rates Per Day	$9,947	$11,441	$19,528	$39,419	$—	$18,046
Fleet Utilization	50%	79%	78%	59%	—%	73%
Fleet Available Days	368	2,116	1,870	828	—	5,182
Operating Revenues:
Time charter	$1,831	$19,135	$28,580	$19,122	$—	$68,668
Bareboat charter	—	—	368	—	—	368
Other marine services	930	652	696	4,710	876	7,864
	2,761	19,787	29,644	23,832	876	76,900
Direct Costs and Expenses:
Operating:
Personnel	1,019	5,144	8,793	4,983	4	19,943
Repairs and maintenance	484	2,787	2,504	1,643	—	7,418
Drydocking	747	870	232	(81)	—	1,768
Insurance and loss reserves	88	185	682	1,148	(270)	1,833
Fuel, lubes and supplies	428	1,501	2,352	766	—	5,047
Other	378	1,552	1,761	445	(3)	4,133
	3,144	12,039	16,324	8,904	(269)	40,142
Other Costs and Expenses:
Lease expense	$331	$—	$—	$—	$320	651
Administrative and general						12,300
Depreciation and amortization	249	5,002	4,073	4,099	39	13,462
						26,413
Losses on asset dispositions and impairments, net						(512)
Operating income						$9,833

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Nine Months Ended September 30, 2023
Time Charter Statistics:
Average Rates Per Day	$9,278	$11,110	$17,415	$36,595	$—	$15,852
Fleet Utilization	72%	87%	76%	49%	—%	76%
Fleet Available Days	1,123	6,279	5,490	2,457	—	15,349
Operating Revenues:
Time charter	$7,508	$60,870	$72,838	$43,671	$—	$184,887
Bareboat charter	—	—	1,092	—	—	1,092
Other marine services	930	913	2,483	13,135	2,988	20,449
	8,438	61,783	76,413	56,806	2,988	206,428
Direct Costs and Expenses:
Operating:
Personnel	3,083	15,088	26,380	15,116	23	59,690
Repairs and maintenance	886	5,788	8,977	3,614	(43)	19,222
Drydocking	1,298	2,340	853	(373)	(81)	4,037
Insurance and loss reserves	234	856	1,522	4,473	(73)	7,012
Fuel, lubes and supplies	1,096	3,991	6,807	1,604	6	13,504
Other	1,155	4,891	5,843	1,011	16	12,916
	7,752	32,954	50,382	25,445	(152)	116,381
Other Costs and Expenses:
Lease expense	$994	$—	$—	$—	$1,075	2,069
Administrative and general						37,636
Depreciation and amortization	845	14,900	12,407	12,528	119	40,799
						80,504
Gains on asset dispositions and impairments, net						3,352
Operating income						$12,895
As of September 30, 2023
Property and Equipment:
Historical cost	$12,669	$358,621	$301,523	$244,529	$19,178	$936,520
Accumulated depreciation	(4,959)	(144,869)	(49,088)	(101,014)	(18,619)	(318,549)
	$7,710	$213,752	$252,435	$143,515	$559	$617,971

Fleet Counts. The Company’s fleet count as of September 30, 2024 and December 31, 2023 was as follows:

	Owned	Leased-in	Managed	Total
September 30, 2024
AHTS	2	1	—	3
FSV	22	—	1	23
PSV	21	—	—	21
Liftboats	8	—	—	8
	53	1	1	55
December 31, 2023
AHTS	3	1	—	4
FSV	22	—	3	25
PSV	21	—	—	21
Liftboats	8	—	—	8
	54	1	3	58

Operating Income (Loss)

United States, primarily Gulf of Mexico. For the three and nine months ended September 30, 2024 and 2023 the Company’s time charter statistics and direct vessel (loss) profit in the U.S. were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$—		$—		$—
FSV	10,440		9,741		10,213		9,564
PSV	13,722		14,515		14,025		14,427
Liftboats	25,420		37,537		35,024		32,969
Overall	17,188		23,663		21,793		20,317
Utilization:
AHTS		—%		—%		—%		—%
FSV		51%		50%		38%		57%
PSV		48%		90%		46%		59%
Liftboats		33%		47%		30%		32%
Overall		42%		57%		35%		43%
Available Days:
AHTS	—		—		—		31
FSV	276		276		822		819
PSV	184		276		548		645
Liftboats	460		644		1,398		1,796
Overall	920		1,196		2,768		3,291
Operating revenues:
Time charter	$6,593	85%	$16,236	75%	$21,247	89%	$28,921	70%
Other marine services	1,188	15%	5,478	25%	2,694	11%	12,332	30%
	7,781	100%	21,714	100%	23,941	100%	41,253	100%
Direct operating expenses:
Personnel	6,297	81%	6,712	31%	18,362	77%	19,204	47%
Repairs and maintenance	1,655	21%	1,560	7%	4,938	21%	4,327	11%
Drydocking	2,615	34%	462	2%	7,153	30%	2,011	5%
Insurance and loss reserves	799	10%	332	2%	2,138	9%	2,455	6%
Fuel, lubes and supplies	964	12%	958	4%	2,497	10%	2,665	6%
Other	225	3%	375	2%	280	1%	952	2%
	12,555	161%	10,399	48%	35,368	148%	31,614	77%
Direct Vessel (Loss) Profit	$(4,774)	(61)%	$11,315	52%	$(11,427)	(48)%	$9,639	23%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $9.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $7.7 million lower due to reduced utilization and day rates of the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”), $1.6 million lower due to the repositioning of vessels between geographic regions and $0.3 million lower due to net asset dispositions. Other marine services were $4.3 million lower primarily due to business interruption insurance revenues recorded in the Prior Year Quarter and lower mobilization revenues and management fees in the Current Year Quarter. As of September 30, 2024, the Company had two of ten owned vessels (one liftboat and one FSV) cold-stacked in this region compared with two of 13 vessels (one liftboat and one FSV) as of September 30, 2023. In addition, the Company had no vessels classified as held for sale in this region as of September 30, 2024 compared with one vessel classified as held for sale as of September 30, 2023.

Direct Operating Expenses. Direct operating expenses were $2.2 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $4.2 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repairs expenditures, $1.4 million lower due to the repositioning of vessels between geographic regions and $0.6 million lower due to net asset dispositions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $7.7 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $5.0 million lower due to reduced utilization for the Regional Core Fleet, $2.0 million lower due to the repositioning of vessels between geographic regions and $0.7 million lower due to net asset dispositions. Other marine services were $9.6 million lower primarily due to business interruption insurance revenues recorded in the Prior Year Nine Months and lower mobilization revenues and management fees in the Current Year Nine Months.

Direct Operating Expenses. Direct operating expenses were $3.8 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $9.0 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repairs expenditures, $2.7 million lower due to the repositioning of vessels between geographic regions and $2.5 million lower due to net asset dispositions.

Africa and Europe. For the three and nine months ended September 30, 2024 and 2023 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$10,370		$10,195		$10,137		$10,190
FSV	15,963		12,524		14,975		12,746
PSV	24,401		22,303		23,924		19,533
Overall	18,875		15,388		17,629		14,417
Utilization:
AHTS		36%		67%		46%		80%
FSV		84%		88%		86%		93%
PSV		80%		86%		72%		84%
Overall		77%		84%		76%		88%
Available Days:
AHTS	242		276		788		819
FSV	1,012		920		2,901		2,730
PSV	736		552		2,046		1,638
Overall	1,990		1,748		5,735		5,187
Operating revenues:
Time charter	$28,809	90%	$22,528	92%	$76,411	95%	$65,938	96%
Other marine services	3,048	10%	1,943	8%	4,245	5%	2,393	4%
	31,857	100%	24,471	100%	80,656	100%	68,331	100%
Direct operating expenses:
Personnel	6,083	19%	5,089	21%	16,233	20%	14,427	21%
Repairs and maintenance	3,455	11%	2,214	9%	9,825	12%	6,817	11%
Drydocking	681	2%	320	1%	3,939	5%	1,648	2%
Insurance and loss reserves	599	2%	573	2%	1,752	2%	1,311	2%
Fuel, lubes and supplies	2,514	8%	2,573	11%	4,971	6%	6,207	9%
Other	3,975	12%	2,448	10%	8,975	12%	7,805	11%
	17,307	54%	13,217	54%	45,695	57%	38,215	56%
Direct Vessel Profit	$14,550	46%	$11,254	46%	$34,961	43%	$30,116	44%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $6.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $4.5 million higher due to the repositioning of vessels between geographic regions and $1.8 million higher for the Regional Core Fleet primarily due to higher day rates. Other marine services were $1.1 million higher primarily due to higher mobilization revenues. As of September 30, 2024, the Company had no vessels cold-stacked in this region compared with one vessel classified as held for sale in this region as of September 30, 2023.

Direct Operating Expenses. Direct operating expenses were $4.1 million higher in the Current Year Quarter compared with the Prior Year Quarter primarily due to the repositioning of vessels between geographic regions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $10.5 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $8.2 million higher due to the repositioning of vessels between geographic regions and $2.3 million higher for the Regional Core Fleet due to increased day rates. Other marine services were $1.9 million higher primarily due to higher mobilization revenues.

Direct Operating Expenses. Direct operating expenses were $7.5 million higher in the Current Year Nine Months compared with the Prior Year Nine Months primarily due to the repositioning of vessels between geographic regions.

Middle East and Asia. For the three and nine months ended September 30, 2024 and 2023 the Company’s time charter statistics and direct vessel profit in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$10,242		$—		$6,971		$5,429
FSV	8,359		9,077		8,230		8,904
PSV	17,964		13,073		16,367		10,147
Liftboats	45,900		42,500		45,900		42,499
Overall	17,825		16,313		17,265		14,240
Utilization:
AHTS		70%		—%		89%		57%
FSV		90%		74%		79%		91%
PSV		38%		56%		57%		54%
Liftboats		100%		100%		100%		97%
Overall		72%		67%		75%		78%
Available Days:
AHTS	92		92		274		273
FSV	552		736		1,757		2,184
PSV	460		460		1,370		1,365
Liftboats	184		184		548		546
Overall	1,288		1,472		3,949		4,368
Operating revenues:
Time charter	$16,411	98%	$16,087	98%	$50,961	97%	$48,678	93%
Other marine services	375	2%	267	2%	1,344	3%	3,806	7%
	16,786	100%	16,354	100%	52,305	100%	52,484	100%
Direct operating expenses:
Personnel	5,769	34%	5,157	32%	18,662	36%	15,264	29%
Repairs and maintenance	3,318	20%	2,623	16%	9,473	18%	4,519	9%
Drydocking	832	5%	1,056	6%	3,022	6%	(723)	(1)%
Insurance and loss reserves	927	6%	711	4%	2,343	4%	2,616	5%
Fuel, lubes and supplies	1,043	6%	743	5%	3,344	6%	2,310	4%
Other	1,131	7%	943	6%	3,120	6%	2,828	5%
	13,020	78%	11,233	69%	39,964	76%	26,814	51%
Direct Vessel Profit	$3,766	22%	$5,121	31%	$12,341	24%	$25,670	49%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.0 million higher for the Regional Core Fleet as a result of increased liftboat and PSV day rates and utilization, $0.9 million lower due to net asset dispositions and $0.8 million lower due to the repositioning of vessels between geographic regions. As of September 30, 2024 and 2023, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $1.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.7 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures and insurance reimbursements related to expenses in prior periods, $0.5 million lower due to the repositioning of vessels between geographic regions and $0.4 million lower due to net asset dispositions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $2.3 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $6.7 million higher for the Regional Core Fleet as a result of increased liftboat and PSV day rates and utilization, $2.6 million lower due to net asset dispositions and $1.8 million lower due to the repositioning of vessels between geographic regions. Other marine services were $2.5 million lower primarily due to business interruption insurance revenues recorded in the Prior Year Nine Months.

Direct Operating Expenses. Direct operating expenses were $13.2 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $14.6 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures and insurance reimbursements related to expenses in prior periods, $1.1 million lower due to net asset dispositions and $0.3 million lower due to the repositioning of vessels between geographic regions.

Latin America (Brazil, Mexico, Central and South America). For the three and nine months ended September 30, 2024 and 2023 the Company’s time charter statistics and direct vessel profit in Latin America were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
FSV	$14,950		$14,950		$14,950		$13,124
PSV	21,379		22,822		20,977		19,556
Liftboats	35,825		—		55,379		24,450
Overall	21,984		20,656		24,230		18,393
Utilization:
FSV		86%		100%		92%		87%
PSV		50%		83%		50%		92%
Liftboats		100%		—%		99%		75%
Overall		63%		87%		64%		90%
Available Days:
FSV	184		184		548		546
PSV	552		582		1,780		1,842
Liftboats	92		—		246		115
Overall	828		766		2,574		2,503
Operating revenues:
Time charter	$11,500	92%	$13,817	96%	$39,606	89%	$41,350	93%
Bareboat charter	372	3%	368	3%	1,100	2%	1,092	2%
Other marine services	620	5%	176	1%	3,945	9%	1,918	4%
	12,492	100%	14,361	100%	44,651	100%	44,360	100%
Direct operating expenses:
Personnel	3,791	30%	2,985	21%	11,919	27%	10,795	24%
Repairs and maintenance	1,517	12%	1,021	7%	5,716	13%	3,559	8%
Drydocking	1,940	16%	(70)	(0)%	4,870	11%	1,101	3%
Insurance and loss reserves	259	2%	217	2%	1,188	3%	630	1%
Fuel, lubes and supplies	2,053	16%	773	5%	4,251	9%	2,322	5%
Other	465	4%	367	2%	1,555	3%	1,331	3%
	10,025	80%	5,293	37%	29,499	66%	19,738	44%
Direct Vessel Profit	$2,467	20%	$9,068	63%	$15,152	34%	$24,622	56%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $2.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $3.1 million lower for the Regional Core Fleet primarily due to reduced fleet utilization and $0.8 million higher due to the repositioning of vessels between geographic regions. As of September 30, 2024 and 2023, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $4.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $3.7 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures and $1.0 million higher due to the repositioning of vessels between geographic regions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $1.7 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $1.1 million lower due to the repositioning of vessels between geographic regions and $0.6 million lower for the Regional Core Fleet due to reduced fleet utilization. Other marine services were $2.0 million higher primarily due to higher catering revenues.

Direct Operating Expenses. Direct operating expenses were $9.8 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $6.9 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures and $2.9 million higher due to the repositioning of vessels between geographic regions.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter and Current Year Nine Months was $0.3 million lower and $0.7 million lower compared to the Prior Year Quarter and Prior Year Nine Months due to having one leased-in vessel in 2024 compared to two in 2023.

Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Year Nine Months were $1.3 million lower and $3.8 million lower compared to the Prior Year Quarter and Prior Year Nine Months primarily due to decreases in allowance for credit losses.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Year Nine Months were $0.5 million lower and $2.1 million lower compared to the Prior Year Quarter and Prior Year Nine Months primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one AHTS, previously classified as held for sale, and other equipment for net cash proceeds of $2.3 million, after transaction costs, and a gain of $1.8 million. During the Prior Year Quarter there were no vessel sales and the Company recognized impairment charges of $0.3 million for one AHTS to adjust for indicative future cash flows.

During the Current Year Nine Months, the Company sold one AHTS, previously classified as held for sale, and other equipment for net cash proceeds of $2.4 million, after transaction costs, and a gain of $1.9 million. During the Prior Year Nine Months, the Company sold three liftboats, one specialty vessel, previously removed from service, and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $8.0 million, after transaction costs, and a gain of $2.7 million. In addition, during the Prior Year Nine Months, the Company recognized impairment charges of $0.3 million for one AHTS to adjust for indicative future cash flows.

Other Income (Expense), Net

For the three and nine months ended September 30, 2024 and 2023, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other Income (Expense):
Interest income	$358	$340	$1,396	$1,222
Interest expense	(10,127)	(9,536)	(30,626)	(27,060)
Loss on debt extinguishment	—	(2,004)	—	(2,004)
Derivative gains (losses), net	67	—	(372)	—
Foreign currency (losses) gains, net	(1,717)	571	(2,357)	(857)
Other, net	29	—	(66)	—
	$(11,390)	$(10,629)	$(32,025)	$(28,699)

Interest income. Interest income for the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months was nearly flat.

Interest expense. Interest expense was higher in the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months primarily due to a higher interest rate on the 2023 SMFH Credit Facility (which bears interest at a fixed rate of 11.75% per annum), which was entered into on September 8, 2023, as compared with the 2018 SMFH Credit Facility.

Derivative gains (losses), net. Net derivative gains (losses) for the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months increased due to the Company entering into an open forward currency exchange contract in the fourth quarter of 2023.

Foreign currency (losses) gains, net. Net foreign currency losses for the Current Year Quarter and Current Year Nine Months compared with net foreign currency gains in the Prior Year Quarter and net foreign currency losses in the Prior Year Nine Months were higher primarily due to the strengthening of the pound sterling in relation to the U.S. dollar.

Income Tax Expense

During the nine months ended September 30, 2024, the Company’s effective income tax rate of (0.5)% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit for U.S. income tax purposes.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $1.3 million lower and earnings for the Current Year Nine Months compared with the Prior Year Nine Months were $2.3 million lower due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SEACOR Marine Arabia	$914	$2,063	$2,206	$2,878
Other	98	210	(1,328)	304
	$1,012	$2,273	$878	$3,182

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its debt facilities. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations and sales under the Company’s ATM Program, which has approximately $24.9 million of remaining sales capacity as of September 30, 2024. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of September 30, 2024 and September 30, 2023, the Company held balances of cash, cash equivalents and restricted cash totaling $37.9 million and $58.6 million, respectively.

As of September 30, 2024, the Company had outstanding debt of $300.9 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of September 30, 2024, are as follows (in thousands):

Actual
Remainder 2024	$6,532
2025	28,605
2026	152,405
2027	27,165
2028	110,257
Years subsequent to 2028	6,227
$331,191

As of September 30, 2024, the Company had unfunded capital commitments of $12.5 million for miscellaneous vessel equipment, including $9.6 million in respect of hybrid battery power systems. Of the unfunded capital commitments, $6.9 million is payable during 2024 and $5.6 million is payable during 2025. In addition to the unfunded capital commitments above, the Company has indefinitely deferred an additional $9.2 million of capital commitments with respect to one FSV.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by or (used in):
Operating Activities	$(18,790)	$10,430
Investing Activities	(1,867)	16,078
Financing Activities	(25,610)	(10,919)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	2
Net Change in Cash, Restricted Cash and Cash Equivalents	$(46,267)	$15,591

Operating Activities

Cash flows used in operating activities increased by $29.2 million in the Current Year Nine Months compared with the Prior Year Nine Months primarily due to a decrease in utilization and changes in working capital. The components of cash flows provided by and/or used in operating activities during the Current Year Nine Months and Prior Year Nine Months were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
DVP:
United States, primarily Gulf of Mexico	$(11,427)	$9,639
Africa and Europe	34,961	30,116
Middle East and Asia	12,341	25,670
Latin America	15,152	24,622
Operating, leased-in equipment	(1,658)	(1,805)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(28,845)	(29,893)
Other, net (excluding non-cash losses)	(66)	—
Dividends received from 50% or less owned companies	2,916	2,075
	23,374	60,424
Changes in operating assets and liabilities before interest and income taxes	(21,749)	(29,017)
Cash settlements on derivative transactions, net	164	577
Interest paid, excluding capitalized interest (1)	(21,925)	(21,046)
Interest received	1,396	1,222
Income taxes paid, net	(50)	(1,730)
Total cash flows (used in) provided by operating activities	$(18,790)	$10,430

(1)
During the Current Year Nine Months and the Prior Year Nine Months, the Company paid no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Nine Months, net cash used in investing activities was $1.9 million, primarily as a result of the following:

•
capital expenditures were $4.3 million; and
•
the Company sold one AHTS and other equipment for net cash proceeds of $2.4 million, after transaction costs, and a gain of $1.9 million.

During the Prior Year Nine Months, net cash provided by investing activities was $16.1 million, primarily as a result of the following:

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

Financing Activities

During the Current Year Nine Months, net cash used in financing activities was $25.6 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $21.8 million;
•
the Company received $0.1 million proceeds from the exercise of stock options; and
•
the Company made payments on tax withholdings for restricted stock vesting of $3.9 million.

During the Prior Year Nine Months, net cash used in financing activities was $10.9 million primarily as a result of the following:

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

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 4. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 6. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2023 Annual Report. There have been no material changes to the Company’s long-term debt during the Current Year Quarter.

Future Cash Requirements

For a discussion of the Company’s future cash requirements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2023 Annual Report. There has been no material change in the Company’s future cash requirements since our fiscal year ended December 31, 2023, except as described in “Results of Operations - Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q.

Contingencies

For a discussion of the Company’s contingencies, see “Note 9. Commitments and Contingencies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2023 Annual Report. There has been no material change in the Company’s exposure to market risk during the nine months ended September 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
July 1, 2024 to July 31, 2024	—	$—	—	—
August 1, 2024 to August 31, 2024	—	$—	—	—
September 1, 2024 to September 30, 2024	—	$—	—	—

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the third quarter of 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

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

SEACOR Marine Holdings Inc.

Date:	October 30, 2024	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2024	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	October 30, 2024	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)