Form 10-K
period 2024-12-31
SEACOR Marine Holdings Inc.
filed 2025-02-26
CIK 1690334

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recent completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $325.9 million based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock outstanding as of February 23, 2025 was 27,669,361.

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

The Company’s corporate governance documents, including SEACOR Marine’s board of directors’ (“Board of Directors”) Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters as well as the Company’s Corporate Governance Guidelines, Code of Ethics and Insider Trading and Tipping Procedures and Guidelines (“Insider Trading Policy”) are available, free of charge, on SEACOR Marine’s website or in print for stockholders who request a copy.

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

Business

The Company provides global marine and support transportation services to offshore energy facilities worldwide. The Company operates and manages a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations, including offshore wind farms, (ii) assist offshore operations for production and storage facilities, (iii) provide construction, well work-over, offshore wind farm installation and decommissioning support and (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide emergency response services and accommodations for technicians and specialists.

For a discussion of risk and economic factors that may impact the Company’s business, financial position, results of operations, cash flows and prospects, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

					Owned Fleet
	Owned	Leased- in	Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2024 (1)
PSV	21	—	—	21	8	5	16
FSV	22	—	1	23	12	5	17
Liftboats	8	—	—	8	14	6	2
AHTS	—	—	2	2	—	—	—
	51	—	3	54	10	16	35
2023
PSV	21	—	—	21	7	5	16
FSV	22	—	3	25	11	6	16
Liftboats	8	—	—	8	13	6	2
AHTS	3	1	—	4	14	—	3
	54	1	3	58	10	17	37
2022
PSV	21	—	—	21	6	5	16
FSV	22	1	2	25	10	5	17
Liftboats	9	—	—	9	12	7	2
AHTS	3	2	—	5	13	—	3
	55	3	2	60	9	17	38

(1)
As of December 31, 2024, 47 of the Company’s owned vessels were outfitted with dynamic positioning (“DP”) systems. DP systems enable vessels to maintain a fixed position in close proximity to a rig or platform. The most technologically advanced DP systems have enhanced redundancy in the vessel’s power, electrical, computer and reference systems enabling vessels to maintain accurate position-keeping even in the event of failure of one of those systems (“DP-2”) and, in some cases, in the event of fire and flood (“DP-3”).

Platform supply vessels (“PSVs”) generally range from 190 to more than 300 feet in length and are primarily used to deliver general cargo, drilling fluids, bulk products, methanol, diesel fuel and water to rigs and platforms where drilling and work-over activity is underway. These vessels can be modified for a wide variety of other uses and missions, including, but not limited to, construction support (typically when fitted with a crane), standby, security, firefighting, and accommodation. Relevant differentiating features of PSVs are total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and bulk products used in the drilling process, tank storage for water and fuel oil, accommodation capacity and fuel efficiency. To improve fuel efficiency, reduce carbon and other emissions, and provide greater redundancy, PSVs are sometimes equipped with hybrid battery power systems. As of December 31, 2024, seven of the 21 owned PSVs were equipped with hybrid battery power systems. The Company has also committed to additional hybrid battery power systems to be installed on four other PSVs. Additional factors in the commercial marketability of PSVs are operating draft because certain markets are limited in the size of vessel that can work safely, local flag preference, cabotage requirements and regulations. To improve station keeping ability, many modern PSVs have DP systems capabilities. As of December 31, 2024, all 21 of the owned PSVs were equipped with DP-2.

In addition to its existing fleet of PSVs, as of December 31, 2024, the Company has a construction project in progress for two foreign flag DP-2 PSVs at Fujian Mawei Shipbuilding Ltd. in the People’s Republic of China, with expected delivery in the fourth quarter of 2026 and the first quarter of 2027, respectively.

Fast support vessels (“FSVs”) are aluminum hull vessels used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations at greater speeds than traditional steel hull support vessels. FSVs can be catamaran or mono-hull vessels ranging from 145 to 205 feet in length and capable of speeds between 20 to 45 knots with capacities to carry special cargo, support both drilling operations and production services and transport passengers. The Company’s FSV fleet includes vessels that have a passenger capacity of 36 to 150 and, on certain newer FSVs, include reclining seating, ambient lighting and other features to enhance the comfort and marketability of the FSV for passenger transport. FSVs built within the last ten years are sometimes equipped with DP-2 systems, firefighting equipment, hospitals and walk to work and ride control systems for greater comfort and performance. As of December 31, 2024, 20 of the 22 owned FSVs were equipped with DP-2 and two were equipped with DP-3. We have been a pioneer in improving the fuel efficiency of FSVs. For instance, our FSV fleet is comprised of vessels with semi-displacement hulls and many of our vessels include ride control technology that optimizes vessel trim and dampens acceleration to reduce fuel consumption. We have also been exploring additional means to cut down on fuel consumption of FSVs, such as through the installation of whole hull ultrasonic antifouling systems. This antifouling technology is currently on 18 of our FSVs.

Liftboats provide a self-propelled, stable platform to perform offshore wind farm installation and maintenance, production platform construction, inspection, maintenance and removal, well intervention and work-over, well production enhancement, well plug and abandonment, pipeline installation and maintenance and diving operations. The length of jacking legs (235 feet to 335 feet for the Company’s liftboats) determines the water depth in which these vessels can work. Other differentiating features are crane lifting capacity and reach, clear deck area, helipad and electrical generating power and accommodation capacity. Liftboats are used in all of our operating areas. As of December 31, 2024, three of the eight owned liftboats were equipped with DP-2, one with DP-1 and the remaining liftboats were not equipped with DP. Liftboats can support projects while elevated out of the water, shutting down all main engines and relying on one generator during the project, realizing a significant reduction in fuel consumption over vessels that can perform similar missions but that would have to run all engines for the same performance.

Anchor handling towing supply vessels (“AHTS”) are used primarily to support offshore drilling activities by towing, positioning and mooring drilling rigs and other marine equipment. AHTS are also used to carry and launch equipment such as remote operated vehicles (“ROVs”) used underwater in drilling and well installation, maintenance, and repair and transport supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations, including floating offshore wind farm installations. The defining characteristics of AHTS are: (i) horsepower (“bhp”); (ii) Bollard pull, which is the pulling capacity of the AHTS and is important for towing and positioning rigs; (iii) winch size in terms of “line pull” and brake holding capacity; and (iv) wire storage capacity. As of December 31, 2024, the Company does not have any owned or leased-in AHTS in its active fleet but manages two sold AHTS on behalf of the new owners.

Specialty vessels include anchor handling tugs, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services. The Company has not had any specialty vessels in its active fleet since the second quarter of 2022.

For information on revenue and Direct Vessel Profit by region see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 16. Major Customers and Segment Information” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Markets

The Company operates its fleet in four principal geographic regions: the United States (“U.S.”), primarily Gulf of America; Africa and Europe; the Middle East and Asia; and Latin America, primarily in Mexico and Guyana. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among geographic regions, subject to flag restrictions, as changes in market conditions dictate.

The table below sets forth vessel types by geographic market as of December 31 for the indicated years. Over the past three years, the Company has worked diligently to right size through vessel sales and exiting from joint ventures, and further configure its fleet to meet the demands of its markets, including by focusing on environmental stewardship through the reconfiguration of vessels to utilize hybrid battery power systems. In addition, the Company’s fleet reconfiguration has enabled it to meet its goals of focusing on the highest margin vessels and deployments. The Company believes its smaller fleet, together with a simplified capital structure, will allow it to react more quickly and dynamically to opportunities and challenges in its industry.

	2024	2023	2022
United States, primarily U.S. Gulf of America:
PSV	2	2	3
FSV	3	5	5
Liftboats	5	6	7
AHTS	—	—	1
	10	13	16
Africa and Europe:
PSV	8	6	6
FSV	11	10	10
AHTS	1	3	3
	20	19	19
Middle East and Asia:
PSV	5	5	5
FSV	7	8	8
Liftboats	2	2	2
AHTS	1	1	1
	15	16	16
Latin America:
PSV	6	8	7
FSV	2	2	2
Liftboats	1	—	—
	9	10	9
Total Foreign Fleet	44	45	44
Total Fleet	54	58	60

United States, primarily U.S. Gulf of America. As of December 31, 2024, 10 vessels were located in this region, all of which were owned. The Company’s vessels in this market consist primarily of a fleet of FSVs, PSVs and liftboats that support oil and natural gas exploration and production activities, seasonal construction, decommissioning and diving support operations, as well as the construction and maintenance of offshore wind farms in the Northeast of the U.S.

Africa and Europe. As of December 31, 2024, 20 vessels were located in this region, including 19 owned and one managed. The Company’s vessels in this market generally support projects for major oil companies primarily in Angola, Senegal, Namibia, Nigeria and the North Sea.

Middle East and Asia. As of December 31, 2024, 15 vessels were located in this region, including 13 owned and two managed. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Saudi Arabia, United Arab Emirates, Qatar and Egypt.

Latin America. As of December 31, 2024, nine vessels were located in this region, all of which were owned. These vessels consist primarily of a fleet of FSVs and PSVs that provide support for exploration and production activities primarily in Mexico, Guyana and Trinidad and Tobago. From time to time, the Company’s vessels also work in Brazil and Colombia. On September 29, 2022, the Company sold its equity interests in Mantenimiento Express Marítimo, S.A.P.I. de C.V. (“MexMar”), and Offshore Vessels Holding, S.A.P.I. de C.V. (“OVH”), and acquired 100% of the equity interest in SEACOR Marlin LLC. As a result, the Company no longer operates 19 of the joint-ventured vessels owned by MexMar and OVH, and acquired one previously joint-ventured vessel owned by SEACOR Marlin LLC.

For information on cold stacked vessels, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K.

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

Customers and Contractual Arrangements

The Company’s principal customers are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies. For oil and natural gas customers, the volatility of commodity prices and an increased focus on capital discipline (e.g., limiting spending to existing free cash flow and prioritizing returning money to shareholders) could limit their field development and production activities which utilize the Company’s services, as these companies continue to focus on increasing or maintaining efficiency, controlling costs and delaying or abandoning exploration activity and facilities with less promise. However, some of our oil and natural gas customers are increasing their capital expenditures in response to higher post-pandemic demand for energy and are increasing their focus on reliable and secure energy sources while maintaining capital discipline. Additionally, offshore wind farm development, particularly in the Northeast of the U.S., has provided opportunities for the Company to work with new customers.

During the year ended December 31, 2024, two customers, Azule Energy Angola S.p.A. (“Azule”), a joint venture between BP p.l.c. and Eni S.p.A., and SEACOR Marine Arabia LLC (“SEACOR Marine Arabia”), a joint venture that is 45% owned by a subsidiary of SEACOR Marine and through which vessels are in service to Saudi Arabian Oil Company (“Saudi Aramco”), were each responsible for over 10% of the Company’s consolidated operating revenues operations. Azule and SEACOR Marine Arabia were responsible for 21% and 19%, respectively, of the Company’s consolidated revenues operations in 2024. The Company’s ten largest customers accounted for approximately 76% of the consolidated revenues in 2024. The loss of one or more of these customers could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

The Company earns revenue primarily from the time charter and bareboat charter of vessels to customers. Since the Company charges customers based upon daily rates of hire, vessel revenues are recognized on a daily basis throughout the contract period. Under a time charter, the Company provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer and the customer assumes responsibility for all operating expenses and assumes all risks of operation. In the U.S. Gulf of America, time charter durations and rates are typically established in the context of master service agreements that govern the terms and conditions of the charter.

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

Competitive Conditions

The market for offshore marine services is highly fragmented and competitive depending upon the region of operation. The most important competitive factors are pricing, availability and specifications of equipment to fit customer requirements (including with respect to energy efficiency and environmental stewardship). Other important factors include service, reputation, flag preference, local marine operating and regulatory conditions, the ability to provide and maintain logistical support given the complexity of a project, and the cost of moving equipment from one geographic region to another.

The Company has numerous competitors in each of the geographic regions in which it operates, ranging from international companies that operate in many regions to smaller local companies that typically concentrate their activities in one specific country or region.

Risks of Foreign Operations

For the years ended December 31, 2024, 2023, and 2022, 87%, 79%, and 72%, respectively, of the Company’s operating revenues and $2.3 million, $3.6 million and $7.0 million, respectively, of the Company’s equity in earnings from 50% or less owned companies, net of tax, were derived from its foreign operations.

Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows or prospects. See the risk factors regarding international operations in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Government Regulation

The Company’s ownership, operation, construction and staffing of vessels is subject to significant regulation under various international, federal, state and local laws, regulations and conventions, including international conventions and ship registry laws of the nations under which the Company’s vessels are flagged, especially with respect to foreign ownership, health, safety, environmental protection and vessel and port security. The following summary is intended to highlight key regulations applicable to the Company’s operations and vessels and is not intended to be comprehensive.

The Company does not expect that its near-term capital outlays required to comply with applicable laws and regulations will have a material adverse effect on its competitive position, financial position, results of operations, cash flows or prospects. The Company is subject to extensive federal, state, local and international environmental and safety laws and regulations and to comprehensive international conventions, including laws and regulations related to the discharge of oil and pollutants into waters regulated thereunder. Violations of these laws may result in civil and criminal penalties, fines, injunctions, or other sanctions, any of which could be material. However, because such laws and regulations frequently change and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations. See “Item 1A. Risk Factors – The Company is subject to complex laws and regulations, including environmental laws and regulations, that can adversely affect the cost, manner or feasibility of doing business” elsewhere in this Annual Report on Form 10-K.

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

U.S. registered vessels are subject to the jurisdiction of the U.S. Coast Guard (“USCG”), the U.S. Customs and Border Protection (“CBP”), the U.S. Environmental Protection Agency (“EPA”) and the U.S. Maritime Administration (“MARAD”), as well as in certain instances applicable state and local laws. The Company’s operations may be, from time to time, regulated by the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) and its Safety and Environmental Management System regulations, and the Company must also periodically certify that its maritime operations adhere to those regulations. These agencies and organizations establish safety requirements and standards and, together with the National Transportation Safety Board (“NTSB”), are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. The Company is also subject to the requirements of the Occupational Safety and Health Act, and comparable state laws and regulations that govern the protection of the health and safety of employees.

The Company is subject to regulation under the U.S. Merchant Marine Act of 1920 (“Jones Act”) and related U.S. cabotage laws, which restrict ownership and operation of vessels in the U.S. coastwise trade (defined as trade between points in the U.S.), including the transportation of cargo. Subject to limited exceptions, the Jones Act requires that vessels engaged in U.S. coastwise trade be built in the U.S., be registered under the U.S.-flag, be manned by predominantly U.S. crews, and be owned, operated and controlled by U.S. citizens. Violation of the Jones Act could prohibit operation of vessels in the U.S. coastwise trade during the period of such non-compliance, result in material fines and subject Company vessels to seizure and forfeiture.

SEACOR Marine’s Third Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and Third Amended and Restated By-Laws (“By-Laws”) include various provisions designed to facilitate compliance with the Jones Act, including provisions that: (i) limit the aggregate percentage ownership by non-U.S. citizens of any class of SEACOR Marine’s capital stock (including Common Stock) to 22.5% of the outstanding shares of each such class to ensure that ownership by non-U.S. citizens will not exceed the maximum percentage permitted by applicable maritime law (presently 25%) but authorize the Board of Directors, under certain circumstances, to increase the foregoing percentage to 24%; (ii) permit the use of a dual stock certification system to help determine such ownership; (iii) provide that any issuance or transfer of shares in excess of such permitted percentage shall be ineffective as against SEACOR Marine and prohibit SEACOR Marine and its transfer agent from registering such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as a stockholder of SEACOR Marine for any purpose whatsoever except to exercise its remedies; (iv) provide that the purported transferee of any such excess shares shall not have any voting or dividend rights; (v) permit SEACOR Marine to redeem any such excess shares; and (vi) permit the Board of Directors to make such reasonable determinations as may be necessary to ascertain such ownership and implement such limitations. In addition, SEACOR Marine’s By-Laws limit the number of non-U.S. citizens that may serve as directors and restrict any non-U.S. citizen from, among other things, holding certain specified senior officer positions. For more information, see SEACOR Marine’s Certificate of Incorporation and By-Laws, which are filed as exhibits to this Annual Report on Form 10-K.

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

Under provisions of the Merchant Marine Act of 1936 (“Merchant Marine Act”) and Chapter 563 of Title 46 of the U.S. Code, the Company’s U.S.-flag vessels are subject to requisition, charter or purchase by the U.S. government under certain terms and conditions during a national emergency as described further in “Item 1A. Risk Factors” under the heading “Under certain circumstances, the Company’s vessels are subject to requisition for ownership or use by governmental agencies” of this Annual Report on Form 10-K. Vessels registered under other flag states may also be subject to requisition or purchase in accordance with comparable applicable local laws.

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

The International Safety Management Code (“ISM Code”), adopted by the International Maritime Organization (the “IMO”) as an amendment to SOLAS, provides international standards for the safe management and operation of ships and for the prevention of marine pollution from ships. The U.S. enforces the ISM Code for all U.S.-flag vessels and those foreign-flag vessels that call at U.S. ports. All of the Company’s vessels that are 500 or more gross tons are certified as required under the standards set forth in the ISM Code’s safety and pollution protocols. The Company also voluntarily complies with these protocols for some vessels that are under the mandatory 500-gross ton threshold and many of the Company’s customers contractually require compliance with these protocols regardless of the gross tonnage of the vessel. Under the ISM Code, vessel operators are required to develop an extensive SMS applicable to the vessel and shoreside personnel that includes, among other things, the adoption of a written system of safety and environmental protection policies setting forth instructions and procedures for operating their vessels subject to the ISM Code and describing procedures for responding to emergencies. The ISM Code also requires shipping companies to obtain certain safety certifications for each vessel subject to the ISM Code that it operates or manages, and for the manager of each such vessel. The Company believes that it has complied with these requirements in all material respects.

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

Under OPA 90, owners and operators of regulated facilities and owners and operators or bareboat charterers of vessels are “responsible parties” and may be jointly, severally and strictly liable for removal costs and damages arising from actual or threatened oil spills up to certain limits of liability as discussed below. Damages are defined broadly to include: (i) injury to natural resources and the costs of remediation thereof; (ii) injury to, or economic losses resulting from, the destruction of real and personal property; (iii) net loss by various governmental bodies of taxes, royalties, rents, fees or profits; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire or other hazards or taking additional safety precautions; and (vi) loss of use of available natural resources.

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

OPA 90 requires vessel owners and operators to establish and maintain with the USCG evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. In recent years, the Company has satisfied USCG regulations by providing evidence of financial responsibility demonstrated by commercial insurance and self-insurance. OPA 90 regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability for any discharge of hazardous substances, similar to OPA 90, and provides compensation for cleanup, removal and natural resource damages. Liability per vessel under CERCLA is limited to the greater of $300 per gross ton or $5,000,000, unless the incident is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.

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

In 2018, the Vessel Incidental Discharge Act (“VIDA”), established a new framework for the regulation of discharges incidental to the normal operations of vessels. In late 2024, the EPA adopted under VIDA performance standards for vessel incidental discharges. The USCG is required to issue enforcement regulations by late 2026. VIDA extends the 2013 VGP’s provisions, leaving them in effect until new regulations are final and enforceable. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the 2013 VGP, including submission of annual reports. The Company believes it is premature to predict what additional costs it may incur to comply with any such new regulations and performance standards.

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

MARPOL also addresses air emissions, including emissions of sulfur and nitrous oxide (“NOx”), from vessels, including a worldwide requirement that became effective on January 1, 2020 to use fuels with a sulfur content no greater than 0.5% in diesel engines on vessels. MARPOL also imposes NOx emissions standards on installed marine diesel engines of over 130 kW output power other than those used solely for emergency purposes. The actual NOx limit is determined by a variety of factors, including the vessel’s construction date, rated engine speed, and operating area.

More stringent sulfur and NOx requirements apply in certain designated Emission Control Areas (“ECAs”). There are currently four ECAs worldwide: the Baltic Sea ECA, North Sea ECA, North American ECA, and U.S. Caribbean ECA. A fifth ECA in the Mediterranean Sea will take effect on May 1, 2025. As of January 1, 2015, vessels operating in an ECA must burn fuel with a sulfur content no greater than 0.1%. Further, marine diesel engines on vessels constructed on or after January 1, 2016 that are operated in an ECA must meet the stringent NOx standards described above.

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

Various international conventions and federal, state and local laws and regulations have been considered or implemented to address the environmental effects of emissions of greenhouse gases, such as carbon dioxide and methane. At United Nations climate change conferences over the past few decades, various countries have agreed to specific international accords or protocols to establish limitations on greenhouse gas emissions. In December 1997, the Kyoto Protocol was adopted pursuant to which member parties agreed to implement national programs to reduce emissions of greenhouse gases. At the 2015 United Nations climate change conference in Paris, the U.S. and various other countries adopted the Paris Agreement, which seeks to reduce emissions in an effort to slow global warming. At the 2023 COP28 United Nations climate summit in Dubai, the U.S. and nearly 200 other countries agreed to transition away from using fossil fuels in energy systems. None of these U.N. accords specifically mention shipping. On January 20, 2025, the United States withdrew from the Paris Agreement.

The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The first step toward this goal occurred in October 2016, when the IMO adopted a system for collecting global data on ships’ fuel-oil consumption. In 2020, the IMO proposed amendments to MARPOL that would require vessels to combine a technical and an operational approach to reduce their carbon intensity. The measures are aimed at reducing carbon intensity of international shipping by 40% by 2030, compared to 2008. The IMO’s Marine Environment Protection Committee adopted a revised strategy to reduce greenhouse gas emissions and has set a target to reach net-zero GHG emissions from shipping by or around 2050.

For operation within the European Union (“E.U.”), the Company’s vessels need to meet the E.U. Ship Recycling Regulation that requires shipping companies to survey and record their inventory of hazardous materials. The Company’s fleet is being impacted by changes to MARPOL and the International Code for the Construction and Equipment of Ships carrying Dangerous Chemicals in Bulk, which sets out international standards for the safe carriage, in bulk by sea, of dangerous chemicals and noxious liquid substances (“NLS”). These changes limit the number of dangerous chemicals and NLS cargoes that the Company’s vessels can carry and impose additional requirements that could, in certain instances, functionally preclude their carriage. Any future adoption of climate control treaties, legislation or other regulatory measures by the United Nations, IMO, the E.U., U.S. or other countries where the Company operates that restrict emissions of greenhouse gases could result in financial and operational impacts on the Company’s business (including potential capital expenditures to reduce such emissions).

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

In response to these security programs, the Company has implemented flag state approved security plans, high-risk waters annexes and other procedures designed to address applicable security standards.

Industry Hazards and Insurance

Vessel operations involve inherent risks associated with carrying large volumes of cargo and rendering services in a marine environment. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in death or injury to personnel, damage to equipment, loss of business, contamination of cargo, pollution and other environmental damages and increased costs. The Company maintains hull, liability and war risk, general liability, workers compensation and other customary insurance subject to various deductions, exclusions and coverage caps. The Company also conducts training, drills and safety awareness programs to promote a safe working environment and minimize and respond to hazards. See “Item 1A. Risk Factors – The Company is subject to hazards inherent in the operation of offshore support and related vessels and has experienced accidents that have resulted in the loss of life, disrupted operations and caused reputational harm”.

Employees and Human Capital Management

The Company’s sustainability council (the “Sustainability Council”), established on September 17, 2020, is mandated to oversee the Company’s enhanced environmental, social and governance (“ESG”) program. The Sustainability Council is an internal committee led by SEACOR Marine’s Chief Executive Officer with membership made up of senior executives, operational heads, and safety and health, compliance, and human resources professionals. The Sustainability Council reports to the Nominating and Corporate Governance Committee of the Board of Directors. The members of the Sustainability Council collaborate and drive initiatives on all matters related to sustainability, including, but not limited to environmental protection, clean energy technology, social responsibility, employee, lender, contractor and community engagement, health and safety, and community empowerment. Together with the Board of Directors, the Sustainability Council helps establish sustainability goals and integrate them into strategic and tactical business activities across the Company to contribute to risk management and long-term value for all stakeholders.

The Company periodically publishes a Sustainability Report, offering in-depth insights into the Company’s sustainability efforts and ESG practices. Additionally, the Company’s website features a dedicated section specifically focusing on its ESG efforts and its sustainable and responsible business practices.

As part of the Company’s ESG efforts and with the assistance of the Sustainability Council, the Company’s Chief Executive Officer has the primary responsibility for developing, managing, and executing the Company’s human capital strategy. As of December 31, 2024, the Company employed 1,239 individuals directly and indirectly (through crewing or manning agreements), none of whom are members of a union under the terms of an ongoing agreement. Management considers relations with its employees to be good. The Company believes that its success is driven by its employees, and its human capital strategy focuses on the following key areas:

Health and Safety: The health and safety of the Company’s employees is its highest priority. The Company’s health and safety programs, namely its SMS, are implemented to comply with applicable regulations and follow global standards, as well as address the specific hazards of the Company’s various work environments. The Company continues to implement enhanced health and safety protocols throughout its operations, including through the provision of personal protective equipment for offshore operation and installation of hydroxyl generators in vessel heating, ventilation, and air conditioning systems primarily to destroy pathogens, viruses and bacteria on surfaces and in the air. For the Company’s onshore employees, the Company has enhanced remote working capabilities as well as other arrangements. The Company regularly conducts management reviews, audits, and inspections onboard its vessels and shore side locations to ensure compliance with applicable regulations, policies, and procedures. Among other periodic audits by flag states and customers, the Company is also audited annually by an independent classification society to confirm compliance with applicable regulations and standards. The Company utilizes several metrics to assess the performance of its health and safety policies, procedures, and initiatives, including pollution incidents, lost time incidents, medical incidents, and fatalities. In fiscal year 2024, the Company worked over 5.9 million man-hours across its global businesses, and recorded zero pollution incidents, one medical incident, zero lost time incidents and a total recordable incident rate of 0.034.

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

The Company is proud of its diverse workforce and cross-cultural competencies and, as of December 31, 2024, employed individuals from 39 countries. The Company further recognizes that the maritime industry has traditionally been male dominated, and as a result, the Company is seeking to increase the representation of females by developing practical and innovative strategies. As of December 31, 2024, 34% of SEACOR Marine’s onshore workforce was female, while only a small fraction of its at sea workforce were female seafarers. SEACOR Marine is committed to continuing to recruit and employ qualified candidates regardless of their gender or cultural background or identity.

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

Employee Benefits: The Company believes in the importance of offering its employees competitive salaries and wages, together with comprehensive benefit options. Benefit options include medical, prescription drug, vision, dental, life, and disability insurance, and flexible spending accounts. Employees and their family members are also provided with access to tools and resources to assist in adopting and maintaining a healthy lifestyle. Other valuable benefits that may be provided by the Company include life and travel assistance programs, will preparation and retirement savings plans, such as a 401(k) plan for U.S. employees.

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
•
inability to access funds, redeem any excess shares and suspension of operations in the U.S. coastwise trade due to non-U.S. citizens owning more than 22.5% of SEACOR Marine’s common stock, as limited by our bylaws (which are stricter than the regulatory limit of 25%);
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

Risk Factors Related to the SEACOR Marine’s Common Stock

•
fluctuations in Common Stock price;
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
•
limitations to common stockholders’ ability to obtain favorable judicial forum for disputes due to forum selection clause restrictions placed by SEACOR Marine’s incorporation and formation documents; and
•
intention not to pay dividends on our Common Stock for the foreseeable future.

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

The Company’s operations depend on the level of spending by oil and natural gas companies for exploration, development and production, maintenance and decommissioning activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile over the past few years and are expected to continue to be volatile for the foreseeable future. The volatility of the energy markets generally makes it extremely difficult to predict future oil and natural gas price movements over the long term. For example, the West Texas Intermediate (“WTI”) front month oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, including going negative for a short period of time. Oil prices then steadily increased from the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel during 2022, primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions imposed on Russia by the U.S., Canada and European countries and economic uncertainty but subsequently decreased to pre-conflict levels. During 2024, WTI oil prices hit a low of $66 per barrel in September 2024 and a high of $87 per barrel in April 2024, ending the year at $72 per barrel.

Declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand. Since developing offshore oil fields, particularly in deep waters, is one of the most capital intensive sources of hydrocarbons and providing transportation and logistics services to these markets is the largest component of the Company’s business, the Company is particularly exposed to depressed oil and natural gas prices that last for some period of time. When the Company’s customers experience low commodity prices or come to believe that they will be low in the future, they generally reduce their capital spending for offshore drilling, exploration and field development. The significant decrease in oil and natural gas prices experienced in 2020 as a result of the COVID-19 pandemic and the related effects of the pandemic on the global economy caused a reduction in many of the Company’s customers’ exploratory, drilling, completion and other production activities and, as a result, reduced related spending on the Company’s services. While spending on the Company’s services has steadily improved, the Company’s overall fleet utilization for the years ended December 31, 2024, 2023 and 2022, was 67%, 75% and 75%, respectively. The prolonged reduction in the overall level of exploration and development activities has materially and adversely affected the Company by negatively impacting its fleet utilization, which in turn has negatively affected its revenues, cash flows, profitability and the fair market value of the Company’s vessels. It could also affect the collectability of the Company’s receivables and its ability to retain skilled personnel. Periods of low activity intensify price competition in the industry, which erodes operating margins, and can lead to the Company’s vessels being idle for long periods of time and, in turn, could lead to significant expenses upon reactivation.

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

The Company operates in four primary regions: the U.S., primarily U.S. Gulf of America; Africa and Europe; the Middle East and Asia; and Latin America, primarily in Mexico and Guyana. The volume of work contributed by each region changes periodically due to a number of factors including how active each region is, how many vessels are working in each region and the changing political, economic or regulatory landscape of the applicable region. For instance, for the years ended December 31, 2024, 2023, and 2022, approximately 13%, 21% and 28%, respectively, of the Company’s operating revenues were earned in the U.S. The Company has some ability to shift the location of its assets between regions depending upon local regulation and cost of doing business, among many other factors, and, while it has repositioned some assets from less active regions to other regions and may continue to do so in the future, such efforts may not be sufficient to counter any changes in demand in any particular region.

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

The Company’s existing credit facilities impose, and its future credit facilities may impose, restrictions, such as negative covenants and maintenance of financial ratio covenants, which may limit the Company’s operating and financial flexibility. Negative covenants such as limitations on the incurrence of additional indebtedness or liens may affect the Company’s ability to incur additional debt if needed, while asset sale covenants could affect its ability to sell assets to generate liquidity and properly manage its fleet size. Requirements to maintain a minimum level of liquidity could also affect cash available for working capital, capital expenditures, debt service and general corporate purposes. For instance, the 2024 SMFH Credit Facility (as defined below) contains covenants limiting the ability of the Company and its subsidiaries to incur additional indebtedness or liens (subject to important exceptions) and also requires the Company to maintain a minimum of Cash and Cash Equivalents equal to the higher of $20.0 million and 7.5% of Net Interest-Bearing Debt (as each are defined in the 2024 SMFH Credit Facility) (see “Note 5. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). While the Company was in compliance with all such covenants as of December 31, 2024, the Company’s ability to maintain compliance with these financial ratio covenants may be affected by general economic conditions or other events beyond the Company’s control and no assurance can be given that such ratios will be met in the future. If the Company is unable to meet such ratios or is otherwise unable to comply with covenants in these facilities, it may be unable to reach agreements with the lenders under such credit facilities for waivers and/or amendments to the applicable covenants. Failure to comply with these restrictions could result in the lenders accelerating all amounts due under the credit facility and potentially trigger a cross-default or acceleration of the Company’s other credit facilities.

There are risks associated with the Company’s indebtedness.

As of December 31, 2024, the Company has $350.0 million of outstanding indebtedness under the loan facility entered into by SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly owned subsidiary of the Company, on November 27, 2024 (the “2024 SMFH Credit Facility”), which bears interest at a fixed rate of 10.30% per annum.

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

Prolonged periods of low utilization or low day or charter rates, the sale of assets below their then carrying value or the decline in market value of the Company’s assets may cause the Company to record additional impairments. If there are indications that the carrying value of any of the Company’s vessels or other tangible assets may not be recoverable or if the Company sells assets for less than their carrying value, the Company may recognize additional impairment charges on its fleet. During 2024, 2023 and 2022, the Company recognized impairment charges of $3.7 million, $0.7 million and $2.9 million, respectively, related to tangible assets.

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

The Company derives a significant portion of its revenues from a limited number of customers. During the years ended December 31, 2024, 2023, and 2022, the Company’s ten largest customers accounted for approximately 76%, 73% and 66%, respectively, of its operating revenues. During the year ended December 31, 2024, two customers, Azule and SEACOR Marine Arabia, a joint venture through which vessels are chartered to Saudi Aramco, were together responsible for 40% of the Company’s operating revenues. In addition, one or more of the Company's joint ventures may rely primarily on a single customer for their revenues. The portion of the Company’s revenues or any of its joint ventures’ revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, the Company’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. Additionally, most of the Company’s contracts with its customers can be canceled on relatively short notice and do not commit its customers to acquire specific amounts of services or require the payment of significant liquidated damages upon cancellation. The loss of business from any of the Company’s significant customers, whether temporary or permanent, the result of competition, military conflict or changes in consumer preferences, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, it may have a material adverse effect on the Company’s business, financial position, results of operation, cash flows and prospects.

Consolidation of the Company’s customer base could adversely affect demand for its services and reduce its revenues.

In recent years, oil and natural gas companies, energy companies, drilling contractors and other offshore service providers have undergone substantial consolidation and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for the Company’s services. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, which could adversely affect demand for the Company’s vessels thereby reducing its revenues. While increasing offshore wind farm development, particularly in the U.S., has provided opportunities to work with new customers, such opportunities may be insufficient to offset a decline in oil and natural gas customers and such opportunities may be impacted by U.S. government policy changes.

The Company may be unable to maintain or replace its vessels as they age.

As of December 31, 2024, the average age of the Company’s owned vessels was approximately ten years. The Company believes that after a vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. In addition, the Company must maintain its vessels to remain attractive to its customers and comply with regulations, including updating or replacing systems and equipment. However, the Company may be unable to carry out drydockings of its vessels, may be limited by insufficient shipyard capacity or its systems and equipment may become obsolete and unsupported by the manufacturer or other service providers, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. While the Company has entered into agreements to build two PSVs with expected delivery in the fourth quarter of 2026 and first quarter of 2027, respectively, there can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels, all of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Demand for the Company’s offshore support services is directly affected by the levels of offshore drilling and production activity of its oil and natural gas customers, and construction and maintenance activity for its wind farm customers. Budgets of many of the Company’s customers are based upon a calendar year, and demand for the Company’s services has historically been stronger in the second and third calendar quarters when allocated budgets are expended by its customers and weather conditions are more favorable for offshore activities in the northern hemisphere. In particular, the demand for the Company’s liftboat fleet in the U.S. Gulf of America and offshore support vessels in Europe, the Middle East and West Africa, are seasonal with peak demand normally occurring during the summer months. Adverse events relating to the Company’s vessels or business operations during peak demand periods could have a significant adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. In addition, seasonal volatility can create unpredictability in activity and utilization rates, which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

As of December 31, 2024, two of 51 owned vessels were cold-stacked worldwide and, if the industry experiences another downturn, the Company may determine to cold-stack additional vessels in response to such downturn. No assurance can be given that the Company will be able to quickly bring these cold-stacked vessels back into service or that the cost of doing so would not be significant. Cold-stacked vessels do not receive the same level of maintenance as active vessels. As a result and depending on the length of time the vessels are cold-stacked, the Company could incur deferred drydocking costs for regulatory recertification to return these vessels to active service and may incur costs to hire and train mariners to operate such vessels. These costs are difficult to estimate and could be substantial. Delay in reactivating cold-stacked vessels and the costs and other expenses related to the reactivation of cold-stacked vessels could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

Inflation and increased interest rates may increase the Company’s operating and capital costs.

In 2022, the U.S. and other developed countries experienced significantly heightened inflationary pressures related to the policies implemented during COVID-19 and the ensuing economic recovery, causing disruptions in demand, supply chains, and labor markets. The general economy in 2022 was also affected by the war in Ukraine and associated increase in energy costs. While the global inflation rate began to ease somewhat in 2023 and 2024 as a result of central bank policy tightening, core inflation remains persistent. As a result of the decline in global inflation, while the U.S. Federal Reserve cut the federal funds rate three times in 2024 by a total of 100 basis points, the U.S. Federal Reserve held rates steady in their January 2025 meeting and indicated the pause will likely continue for 2025. As a result, there is no telling if interest rates will stabilize, continue to increase or continue to decrease, either globally or in the U.S. specifically. The Company expects these inflationary pressures to continue to impact its margins and more generally, its business in 2025.

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

The Company relies on information technology networks and systems, including the Internet and cloud services, to process, transmit and store electronic and financial information, manage a variety of business processes and activities, and comply with regulatory, legal and tax requirements. The Company also depends on its information technology infrastructure to capture knowledge of its business including its vessel operation systems containing information about vessel positioning and scheduling; monitor its vessel maintenance and engine systems; to coordinate its business across its bases of operation including cargo delivery and equipment tracking; and communicate within its organization and with customers, suppliers, partners and other third parties. The Company’s ability to service customers and operate vessels is dependent on the continued operation of these systems. While the Company takes various precautions and has enhanced controls around its information technology systems, like other technology systems, they are susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, telecommunication failures, user errors, catastrophic events, or cyber-attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to its data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems, ransomware, and other electronic security breaches. Over time, the techniques used to conduct these cyber-attacks, as well as the sources and targets of these attacks, have changed and become increasingly sophisticated, including the increased use of cyber-attack tools that can circumvent security controls and evade detection. In addition, there has been an increase in cyber-attacks conducted or sponsored by capable and well-funded “nation state” operators and other advanced persistent threat actors. The Company expects that sophistication and techniques of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies.

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

Regulation of the offshore marine industry has intensified over the past several decades, and the Company expects this trend to continue. Changes in laws or regulations regarding offshore oil and natural gas exploration and development activities and technical and operational measures may increase the Company’s costs and the costs of its customers’ operations. For instance, in response to fatalities and environmental damages caused by a 2010 explosion on the Deepwater Horizon, a drilling rig operating in the U.S. Gulf of America, various regulatory agencies imposed temporary moratoria on drilling operations and enacted several permanent regulations designed to enhance the safety of operations in the U.S. Gulf of America. Compliance with these new regulations and new interpretations of existing regulations have materially increased the cost of drilling operations in the U.S. Gulf of America. New or additional government regulations or laws concerning drilling operations in the U.S. Gulf of America and other regions have in the past and could in the future materially increase the cost of drilling operations in those markets or cause additional moratoria on drilling activities. These changes could decrease offshore operations or investments by the Company’s current or prospective customers, and thereby reduce the demand for the Company’s services. Moreover, continuing changes in regulation increase our compliance costs and make it more difficult for the Company to implement long-term plans. In addition, the bodies that regulate maritime operations are considering enacting regulations meant to safeguard the industry and its participant from cyber-threats. These regulations could lead to additional costs for the Company, as well as disruption to its information technology systems. For these reasons, further changes in regulation could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

Laws regulating offshore economic activities could adversely impact the Company.

The Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the release or continued use of offshore resources for oil and natural gas production and authorizes the U.S. President to issue leasing moratoriums or bans. Various political leaders and public interest groups oppose further leasing, and from time to time U.S. Presidents have issued leasing moratoriums or bans, including drilling bans. On January 6, 2025, the U.S. President temporarily stopped allowing oil and natural gas leasing in certain unleased areas within the EEZ of the U.S. including areas on the East and West Coasts, the eastern Gulf of America, and portions of Alaska’s Northern Bering Sea. Furthermore, on January 20, 2025, the U.S. President suspended new or renewed wind energy leasing in the Outer Continental Shelf. These actions create uncertainties regarding the current and future level of permitted offshore leasing. New offshore oil and natural gas exploration, drilling or production may be subject to continuing or newly enacted moratoriums or bans. Because the Company’s operations rely on offshore oil and natural gas exploration and production, as well as on offshore wind farm operations, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and natural gas leases (due to accidents, environmental concerns or otherwise) could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. To the extent other nations similarly restrict economic development in their offshore waters, those restrictions could similarly adversely impact the Company.

The Company is subject to complex laws and regulations, including environmental laws and regulations, that can adversely affect the cost, manner or feasibility of doing business.

Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the staffing, construction and operation of vessels significantly affect the Company’s operations. Many aspects of the marine industry are subject to extensive governmental regulation and oversight, including by the USCG, Occupational Safety and Health Administration (“OSHA”), the NTSB, the IMO, the U.S. Department of Homeland Security, MARAD, CBP, BSEE, the EPA and various other foreign, state or local environmental protection agencies for those jurisdictions in which the Company operates, and to regulation by various international bodies and classification societies (such as ABS). The Company is also subject to regulation under various port regulations and international treaties, such as (i) MARPOL, (ii) SOLAS, (iii) MLC, (iv) BWM Convention, and (v) STCW. These agencies, organizations, regulations and treaties establish safety requirements and standards and are authorized to investigate vessels and accidents and to recommend improved safety standards. CBP and USCG are authorized to inspect vessels at will. The Company has and will continue to spend funds to comply with these regulations and treaties. Failure to comply with these regulations and treaties may cause the Company to incur significant liabilities or restrictions on its operations, any of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

In addition, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource and other damages under other federal and state laws and civil actions. Liability for a catastrophic spill could exceed the Company’s available insurance coverage and result in adverse impacts on the Company, including having to liquidate assets to pay claims. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, including charterers. As these laws and regulations frequently change and lack uniformity, the Company can neither assure it will remain in compliance nor predict the ongoing cost of complying with these laws and regulations. Additionally, reduced enforcement of existing safety and other laws or regulations may result in a decline in the demand for the Company’s offshore support services that are provided in connection with compliance with such laws or regulations. The Company cannot be certain that existing laws, regulations or standards (and the enforcement thereof), as currently interpreted or reinterpreted in the future, or future laws and regulations and standards will not have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Regulation of the offshore marine services industry will likely continue to become more stringent and more expensive for the Company. In addition, a serious marine incident that results in significant pollution or injury could result in additional regulation and lead to strict governmental enforcement or other legal challenges. The variability and uncertainty of current and future shipping regulations could hamper the ability of the Company and its customers to plan for the future or establish long-term strategies. Additional environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit the Company’s ability to operate, require the Company to incur substantial additional costs or otherwise have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. For more information, see “Item 1. Business—Governmental Regulations—Regulatory Compliance” of this Annual Report on Form 10-K.

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

The Company is subject to environmental regulations and climate change policies, which are constantly evolving.

The regulatory landscape is constantly changing, particularly with respect to climate change regulations. On March 6, 2024, the SEC implemented new climate disclosure rules, requiring companies to disclose the impact of climate change and their risk mitigation strategies, among other things. While these rules were voluntarily stayed by the SEC, pending judicial review, the final outcome remains uncertain, making it difficult to predict their potential impact on the Company, including potential regulatory compliance costs.

In December 2023, the EPA issued a rule that will significantly reduce emissions of methane and other harmful pollutants from oil and natural gas operations, including existing sources. This rule includes new source performance standards aimed at reducing methane and volatile organic compounds from new, modified, and reconstructed sources, as well as emission guidelines for states to follow when developing plans to limit methane from existing sources. Although the rule’s impact remains unclear as states submit their plans to the EPA for approval, we anticipate that it could negatively affect the operations of our customers, potentially reducing demand for our services and harming our business.

The recent change in the U.S. presidential administration, along with the overturning of the Chevron doctrine, which previously granted judicial deference to regulatory agencies, has increased uncertainty in the regulatory and legislative processes. As a result, we cannot predict whether challenges to existing agency regulations will increase, or how lower courts will interpret this decision in relation to other regulatory schemes without further clarification from the U.S. Supreme Court. This could have significant consequences on environmental regulations, tax laws, anti-money laundering rules, labor laws, and other regulatory areas with which we must comply. Furthermore, new policy approaches may unintentionally harm our business and affect our ability to operate as we have in the past.

On January 20, 2025, the U.S. President signed the U.S. Executive Order “Unleashing American Energy,” which, among other things, instructed agencies to focus solely on relevant legislated environmental requirements, prioritize energy production, and directed the EPA to consider eliminating the social cost of carbon from regulatory decisions. The future impact of these actions and the new administration’s approach to climate-related regulations remains uncertain. The evolving regulatory landscape in the U.S. complicates our ability to plan for future changes, and such developments could increase operational costs for both us and our customers, reduce demand, and negatively impact our business.

Changes in climate-related regulations may also adversely affect the Company’s financial results by requiring investments in new technologies or equipment, costs associated with carbon emissions, carbon offset purchases, or other related expenditures. Additionally, such regulations may indirectly increase operating costs, such as fuel costs. They may also limit the operation of non-compliant vessels, accelerate the removal of less fuel-efficient ships from our fleet, and affect the resale value of our vessels in the future. Moreover, regulatory changes may restrict or limit access to certain countries or reduce the scope of our services.

Climate change and its impact on weather patterns may have an adverse impact on the Company.

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

Increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding our environmental, social and governance practices could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer attraction and retention, access to capital and employee recruitment and retention.

Governments, supranational groups and various other parties around the world, including some of the world’s largest investment managers and proxy advisors, have, in recent years, proposed or adopted new laws, regulations and/or policies pertaining to climate change, carbon emissions or energy use that could result in a reduction in demand for hydrocarbon-based fuel. In fact, many countries and organizations have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures, international treaties and policies may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions. In addition, recent regulations proposed by certain regulatory bodies require reporting of greenhouse gas emissions, which, to the extent applicable to the Company, would increase its compliance costs and could increase public pressure to reduce its reported emissions.

Additionally, some institutional investors and other groups have focused on matters affecting the environment, which may result in reduced investment in, or financing available to, companies engaged in the hydrocarbon-based industry, or that provide services to such companies. Many of these groups have developed environmental, social and governance standards as benchmarks and are using those benchmarks to inform their investment criteria. Customers are also becoming increasingly focused on these matters and have started choosing suppliers based on factors other than price and availability, such as supplier focus on ESG matters and use of more energy efficient equipment and vessels. If the Company is unable to keep up with best practices on a climate basis, the Company could fall behind its competitors and industry trends. Although the Company formed a new Sustainability Council in 2020 to oversee the Company’s enhanced environmental, social and governance program and publishes a periodic Sustainability Report, the Company may not meet these evolving standards or benchmarks. Even if it does, these investors and groups may choose to forego investments in oil and natural gas related industries. The Company’s ability to achieve any of its stated sustainability commitments is subject to numerous factors and conditions, many of which are outside of the Company’s control. The Company’s efforts to research, establish, accomplish, and accurately report on these commitments expose it to numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on the Company’s business takes and could negatively impact the Company’s business. Similarly, any actual or perceived failure to achieve the Company’s environmental, social or governance commitments, goals, initiatives or mandates could harm the Company’s reputation, expose it to potential claims or adversely impact its business, stock price or access to capital. Additionally, positions the Company takes or does not take on these issues could negatively impact the Company’s ability to attract or retain customers or employees.

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

While some investors continue to be focused on ESG matters and failure to address their needs could lead to stock price volatility, there has been an increase in anti-ESG and anti-diversity, equity and inclusion initiatives and sentiment which may serve as a counteracting concern in the future, particularly in light of recent changes in U.S. governmental policy, and could result in additional compliance obligations or becoming the subject of investigations or enforcement actions.

The Company has significant international operations, which subjects it to risks. Unstable political, military and economic conditions in foreign countries where a significant proportion of the Company’s operations is conducted could materially adversely impact its business.

The Company operates vessels and transacts other business worldwide. For the years ended December 31, 2024, 2023 and 2022, 87%, 79% and 72%, respectively, of the Company’s operating revenues and $2.3 million, $3.6 million and $7.0 million, respectively, of its equity in earnings from 50% or less owned companies, net of tax, were derived from foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas, tariffs and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and natural gas industry and, correspondingly, on the Company should it operate in an area subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.

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

Russia’s invasion of Ukraine on February 24, 2022, and its resulting impacts, including supply chain disruptions, increased fuel prices, international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, the Company’s business and services, including our employees from or located in Ukraine. These factors may exacerbate other risks to the Company’s business, any of which could materially and adversely affect the business and results of operations.

Additionally, the hostilities in Gaza Strip continue to impact the Middle East region. For example, the Yemen-based Houthi rebels and other agitators have attacked several ships, including commercial and military vessels, in the Bab al-Mandeb strait, one of the densest shipping lanes in the world. Although the length, impact, and outcome of the hostilities in the Middle East is highly unpredictable, this conflict could lead to significant market and other disruptions, including disruptions to the Company’s operations in the region. One of our largest customers is SEACOR Marine Arabia, a joint venture that is 45% owned by a subsidiary of SEACOR Marine and through which vessels are in service to Saudi Aramco, the national oil company of Saudi Arabia. Any disruption in this region could have substantial effects on our operations in the Middle East.

The Company is subject to hazards inherent in the operation of offshore support and related vessels and has experienced accidents that have resulted in the loss of life, disrupted operations and caused reputational harm.

The operation of offshore support and related vessels is highly dangerous and is inherently subject to various risks including, but not limited to, adverse and sea conditions, catastrophic disaster, mechanical failure, navigation errors, capsizing, grounding, hazardous substance spills, and collision, each of which could result in the loss of life, injury to personnel, and damage to equipment and the environment. For instance, the Company’s operations in the U.S. Gulf of America may be adversely affected by weather. The Atlantic hurricane season typically runs from June through November. Tropical storms and hurricanes may limit the Company’s ability to operate vessels in the proximity of storms, reduce oil and natural gas exploration, development and production activity, and could result in the Company incurring additional expenses to secure equipment and facilities. They may also require the Company to evacuate its vessels, personnel and equipment out of the path of a storm. If any of these events were to occur, the Company could be held liable for resulting damages, including loss of revenues from or termination of charter contracts, higher insurance rates, increased operating costs, increased governmental regulation and reporting and damage to the Company’s reputation and customer relationships. Any such events would likely result in negative publicity for the Company and adversely affect its safety record, which would affect demand for its services in a competitive industry. In addition, the affected vessels could be removed from service and would then not be available to generate revenues.

Our vessels have been involved in accidents in the past, some of which included loss of life, personal injury and property damage, and we, or third parties operating our vessels, may experience accidents in the future. For example, in 2023, one of the Company’s liftboats experienced an incident that did not cause any casualties but led to significant downtime for the vessel.

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

The Company is subject to the Jones Act, which governs, among other things, the ownership and operation of vessels used to carry passengers and cargo between points in the U.S. Subject to limited exceptions, the Jones Act requires that vessels engaged in the U.S. coastwise trade be built in the U.S., registered under the U.S.-flag, manned by predominantly U.S. crews and be owned and operated by “U.S. citizens” within the meaning of the Jones Act. Compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own or operate the vessels that the Company operates in U.S. coastwise trade. Although SEACOR Marine’s Certificate of Incorporation and By-Laws contain provisions intended to assure compliance with these provisions of the Jones Act, a failure to maintain compliance could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects by, among other things (i) temporarily or permanently prohibiting the Company from operating vessels in the U.S. coastwise trade, (ii) subjecting the Company to fines and (iii) subjecting the Company’s vessels to seizure and forfeiture.

Repeal, amendment, suspension or non-enforcement of the Jones Act would result in additional competition for the Company and could have a material adverse effect on the Company’s business.

Significant portions of the Company’s operations are conducted in the U.S. coastwise trade and thus subject to the provisions of the Jones Act (discussed above). For years, there have been attempts to repeal or amend such provisions, and such attempts are expected to continue in the future.

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

SEACOR Marine’s Certificate of Incorporation and By-laws limit the ownership of Common Stock by individuals and entities that are not U.S. citizens within the meaning of the Jones Act. These restrictions may affect the liquidity of SEACOR Marine’s Common Stock and may result in non-U.S. citizens being required to sell their shares at a loss or relinquish their voting, dividend and distribution rights.

Under the Jones Act, at least 75% of the outstanding shares of each class or series of SEACOR Marine’s capital stock must be owned and controlled by U.S. citizens within the meaning of the Jones Act. Certain provisions of SEACOR Marine’s Certificate of Incorporation and By-Laws are intended to facilitate compliance with this requirement and may have an adverse effect on holders of shares of SEACOR Marine’s Common Stock. These restrictions may affect the liquidity of SEACOR Marine’s Common Stock.

Under the provisions of SEACOR Marine’s Certificate of Incorporation, the aggregate percentage of ownership by non-U.S. citizens of any class or series of SEACOR Marine’s capital stock is limited to 22.5% of the outstanding shares of each such class or series to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25%. SEACOR Marine’s Certificate of Incorporation also restricts ownership of shares of any class or series of its capital stock by a single non-U.S. citizen (and any other non-U.S. citizen whose ownership position would be aggregated with such non-U.S. citizen for purposes of the Jones Act) to not more than 4.9% of the outstanding shares of each such class or series. SEACOR Marine refers to such percentage limitations on ownership by persons who are not U.S. citizens within the meaning of the Jones Act as the “applicable permitted percentage”.

SEACOR Marine’s Certificate of Incorporation provides that any transfer or purported transfer of any shares of any class or series of its capital stock that would otherwise result in ownership (of record or beneficially) by non-U.S. citizens of shares of such class or series in excess of the applicable permitted percentage will be void and ineffective, and neither SEACOR Marine nor its transfer agent will register any such transfer or purported transfer in the Company records or recognize any such transferee or purported transferee as a stockholder of SEACOR Marine for any purpose (including for purposes of voting and dividends) except to the extent necessary to effect the remedies available to SEACOR Marine under its Certificate of Incorporation.

In the event such transfer restriction would be ineffective for any reason, SEACOR Marine’s Certificate of Incorporation provides that if any transfer would otherwise result in ownership (of record or beneficially) by non-U.S. citizens of shares of such class or series in excess of the applicable permitted percentage, such transfer will cause such excess shares to be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries that are U.S. citizens within the meaning of the Jones Act. The proposed transferee will have no rights in the shares transferred to the trust, and the trustee, who will be a U.S. citizen chosen by SEACOR Marine and unaffiliated with SEACOR Marine or the proposed transferee, will have all voting, dividend and distribution rights associated with the shares held in the trust. The trustee will sell such excess shares to a U.S. citizen within 20 days of receiving notice from SEACOR Marine (or as soon thereafter as a sale may be effected in compliance with all applicable securities laws) and distribute to the proposed transferee the lesser of the price that the proposed transferee paid for such shares and the amount received from the sale, and any gain from the sale will be paid to the charitable beneficiary of the trust.

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

To the extent that the above trust transfer provisions would be ineffective for any reason to prevent ownership (of record or beneficially) by non-U.S. citizens of the shares of any class or series of SEACOR Marine’s capital stock in excess of the applicable permitted percentage, SEACOR Marine’s Certificate of Incorporation provides that SEACOR Marine, in its sole discretion, shall be entitled to redeem all or any portion of such excess shares most recently acquired (as determined by SEACOR Marine in accordance with guidelines that are set forth in its Certificate of Incorporation), by non-U.S. citizens, or owned (of record or beneficially) by non-U.S. citizens as a result of a change in citizenship status or a repurchase or redemption by SEACOR Marine of shares of its capital stock, at a redemption price based on a fair market value formula that is set forth in SEACOR Marine’s Certificate of Incorporation. The per share redemption price may be paid, as determined by the Board of Directors, by cash, promissory notes, warrants or a combination thereof. Such excess shares shall not be accorded any voting, dividend or distribution rights until they have ceased to be excess shares, provided that they have not been already redeemed by SEACOR Marine. As a result of the above provisions, a proposed transferee or owner of SEACOR Marine’s Common Stock that is a non-U.S. citizen may not receive any return on its investment in shares it purportedly purchases or owns, as the case may be, and it may sustain a loss. Further, SEACOR Marine may have to incur additional indebtedness, or use available cash (if any), to fund all or a portion of such redemption, in which case its financial condition may be materially weakened.

So that SEACOR Marine may ensure its compliance with the Jones Act, its Certificate of Incorporation permits SEACOR Marine to require that any record or beneficial owner of any shares of its capital stock provide SEACOR Marine with certain documentation concerning such owner’s citizenship. These provisions include a requirement that every person acquiring, directly or indirectly, five percent (5%) or more of the shares of any class or series of SEACOR Marine’s capital stock must provide SEACOR Marine with specified citizenship documentation. In the event that any person does not submit such requested or required documentation to SEACOR Marine, SEACOR Marine’s Certificate of Incorporation provides it with certain remedies, including the suspension of the voting rights of such person's shares of SEACOR Marine’s capital stock and the payment of dividends and distributions with respect to those shares into an escrow account. As a result of non-compliance with these provisions, a record or beneficial owner of the shares of Common Stock may lose significant rights associated with those shares.

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

As noted above, SEACOR Marine’s Certificate of Incorporation and By-Laws (i) contain provisions prohibiting ownership of its Common Stock by persons who are not U.S. citizens within the meaning of the Jones Act, in the aggregate, in excess of 22.5% of such shares, in order to ensure that such ownership by non-U.S. citizens will not exceed the maximum percentage permitted by the Jones Act, which is presently 25% and (ii) permit SEACOR Marine under certain circumstances to redeem such excess shares by the payment of cash, promissory notes or warrants. However, SEACOR Marine may not be able to redeem such excess shares for cash because its operations may not have generated sufficient excess cash flow to fund such redemption. If, for any reason, SEACOR Marine is unable to effect such a redemption when such ownership of shares by non-U.S. citizens is in excess of 25% of the Common Stock, or otherwise prevent non-U.S. citizens in the aggregate from owning shares in excess of 25% of any such class or series of its capital stock, or fail to exercise its redemption rights because it is unaware that such ownership exceeds such percentage, SEACOR Marine will likely be unable to comply with the Jones Act and will likely be required by the applicable governmental authorities to suspend its operations in the U.S. coastwise trade. Any such actions by governmental authorities would likely have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

Under certain circumstances, the Company’s vessels are subject to requisition for ownership or use by governmental agencies.

The Merchant Marine Act provides that, during a national emergency declared by presidential proclamation or a period for which the U.S. President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes the Company) and any vessel under construction in the U.S. If any of the Company’s vessels were purchased or chartered by the federal government under this law, the Company would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages it may suffer. The purchase or charter for an extended period of time by the federal government of one or more of the Company’s vessels under this law could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Vessels registered under other flag states may also be subject to requisition or purchase in accordance with comparable applicable local laws.

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

The Company typically grants its customers credit on a short-term basis. Related credit risks are inherent as the Company does not typically collateralize receivables due from customers and the Company’s ten largest customers accounted for approximately 76% of the consolidated revenues in 2024. In addition, many of its international customers are state-controlled and, as a result, the Company’s receivables may be subject to local political priorities, which are out of the Company’s control. The Company provides estimates for uncollectible accounts based primarily on its judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivables valuations stated on the Company’s financial statements. However, the Company’s receivables valuation estimates may not be accurate and receivables due from customers reflected in its financial statements may not be paid in a timely manner or collectible. The Company’s inability to perform under its contractual obligations, or its customers’ inability or unwillingness to fulfill their contractual commitments to the Company, may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer defined benefit pension plans in the U.K., namely, the U.K. Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants. As a result, the Company may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate, and in the event that the Company withdraws from participation in one or both of these plans, it may be required to pay the plan an amount based on its allocable share of the underfunded status of the plan. Depending on the results of future actuarial valuations, it is possible that the plans could experience further deficits that will require funding from the Company, which would negatively impact its financial position, results of operations and cash flows. For example, on July 5, 2024, the Company was informed by the MNRPF that $0.4 million (£0.3 million) of the cumulative funding deficit of the MNRPF was allocated to the Company as a participating employer, for which the Company paid in full in October 2024.

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

As with any publicly traded company, an investor’s percentage ownership in the Company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that the Company has and will continue to grant to its directors, officers and employees. In November of 2023, the Company entered into an at-the-market offering program (the “Prior ATM Program”) with B. Riley Securities, Inc. under which the Company may sell up $25.0 million of Common Stock from time to time. As of December 31, 2024, remaining capacity under the Prior ATM Program was approximately $24.9 million. On February 7, 2025, in connection with the filing of a refreshed S-3 registration statement, the Company entered into a new at-the-market offering program (the “ATM Program”) with B. Riley Securities, Inc., which upon execution of the related at-the-market sales agreement, terminated the Prior ATM Program. The Company may sell up to $25.0 million of Common Stock under the ATM Program. See “Item 7A. Management’s Discussion and Analysis – Recent Developments”.

In addition, an investor’s percentage ownership in the Company will be diluted if holders of the Company’s outstanding warrants exercise their warrants. As of December 31, 2024, the Company has outstanding warrants to purchase 1,280,195 shares of Common Stock, which if exercised would dilute the ownership percentage of the Company’s shareholders.

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

Provisions in SEACOR Marine’s Certificate of Incorporation and By-Laws, and Delaware law may discourage, delay or prevent a change of control of SEACOR Marine or changes in SEACOR Marine’s management and, therefore, may depress the trading price of its Common Stock.

SEACOR Marine’s Certificate of Incorporation and By-Laws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of SEACOR Marine or changes in its management, including, among other things:

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

These provisions in SEACOR Marine’s Certificate of Incorporation and By-Laws may discourage, delay or prevent a transaction involving a change in control of SEACOR Marine that is in the best interest of its stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of SEACOR Marine’s Common Stock if they are viewed as discouraging future takeover attempts.

SEACOR Marine’s By-Laws include a forum selection clause, which could limit SEACOR Marine’s stockholders’ ability to obtain a favorable judicial forum for disputes with SEACOR Marine.

SEACOR Marine’s By-Laws require that, unless SEACOR Marine consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of SEACOR Marine, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of SEACOR Marine to SEACOR Marine or SEACOR Marine’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine.

This exclusive forum provision will not apply to claims under the Exchange Act, but will apply to other state and federal law claims including actions arising under the Securities Act of 1933 (although SEACOR Marine’s stockholders will not be deemed to have waived SEACOR Marine’s compliance with the federal securities laws and the rules and regulations thereunder). Section 22 of the Securities Act of 1933, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act of 1933 or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act of 1933. Any person or entity purchasing or otherwise acquiring any interest in shares of SEACOR Marine’s capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in SEACOR Marine’s By-Laws may limit SEACOR Marine’s stockholders’ ability to obtain a favorable judicial forum for disputes with SEACOR Marine. It is also possible that, notwithstanding the forum selection clause included in SEACOR Marine’s By-Laws, a court could rule that such a provision is inapplicable or unenforceable.

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

The Company has implemented robust processes to assess, identify, and manage cybersecurity risks, including potentially material risks, related to the Company’s internal information systems and its services. The Board of Directors has direct oversight of the Company’s risk management process and the management of cybersecurity risks. Under the direction and supervision of the Company’s Chief Financial Officer, the Company conducts periodic risk assessments, which include cybersecurity risks. Management provides a comprehensive update to the Board of Directors on cybersecurity threats and risk mitigation at least annually, and more frequently as relevant.

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

When the Company experiences a cybersecurity incident, the Director of Technology will inform the Cybersecurity Committee, which will then evaluate and assess the materiality of the incident to the Company, its information technology infrastructure and data integrity, and, in particular, whether the cybersecurity incident should be reported to the Board of Directors in advance of or external to the next regular cybersecurity update. Once a cybersecurity incident is reported to the Board of Directors, the Board of Directors provides oversight of the Company’s response to such incident, including considerations around disclosure of the event. The Cybersecurity Committee continuously monitors incidents as they are remedied to ensure proper remediation and, if necessary, the ability to report to the Board of Directors if previously unknown material information arises during such remediation.

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

The Company’s information technology systems are in some cases integrated, such that damage, disruption or shutdown to one system could result in a more widespread impact on the Company’s systems as a whole. If the Company’s information technology systems suffer severe damage, disruption or shutdown, and its business continuity plans do not effectively resolve the issues in a timely manner, the Company’s business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information, data loss and corruption, see “Item 1A. Risk Factors” under the heading “The Company relies on information technology, and if it is unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, its operations could be disrupted and its business could be negatively affected” of this Annual Report on Form 10-K. A cybersecurity incident could materially harm the Company’s reputation and financial condition and cause us to incur legal liability and increased costs to respond to such events.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR Marine serve at the pleasure of the Board of Directors. The name, age and positions held by each of SEACOR Marine’s current executive officers are as follows (age and position as of February 26, 2025):

Name	Age	Position
John Gellert	54

President, Chief Executive Officer and a director of SEACOR Marine since June 1, 2017. Prior to the spin-off of SEACOR Marine from SEACOR Holdings Inc. (“SEACOR Holdings”), Mr. Gellert served as the Co-Chief Operating Officer of SEACOR Holdings since February 2015 and President of SEACOR Holdings’ Offshore Marine Services segment since July 2005. Mr. Gellert has also held various financial, analytical, chartering and marketing roles within SEACOR Holdings since joining in June 1992. Mr. Gellert is an officer and director of certain Company subsidiaries. Mr. Gellert serves as a member of the Executive Committee of International Support Vessel Owners Association, a member of the board of directors of Offshore Marine Service Association, former chairman of National Ocean Industries Association, and a member of the Executive Council at Cohesive Capital Management, L.P. Mr. Gellert graduated from Harvard College.

Jesús Llorca	49

Executive Vice President and Chief Financial Officer since April 2, 2018. Prior to his appointment, Mr. Llorca was Executive Vice President of Corporate Development since June 1, 2017. Prior to the spin-off of SEACOR Marine from SEACOR Holdings, Mr. Llorca was a Vice President of SEACOR Holdings since 2007. From 2004 to 2007, Mr. Llorca worked in the corporate group of SEACOR Holdings. From 2000 to 2004, Mr. Llorca worked at Nabors Drilling where he held various operational and management positions internationally. Mr. Llorca graduated from ICADE with degrees in business and law.

Gregory Rossmiller	55

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

Andrew H. Everett II	42

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

SEACOR Marine’s Common Stock is traded on the NYSE under the trading symbol “SMHI”.

As of February 23, 2025, there were 434 holders of record of Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which notes that the information required by this Item will be incorporated herein by reference to the Company’s definitive proxy statement.

Performance Graph

The chart and table below present a comparison of the cumulative total shareholder return, assuming $100 invested on December 31, 2019 for SEACOR Marine Holdings Inc., the Russell 2000 Index and the PHLX Oil Service Sector Index. Cumulative total shareholder return assumes reinvestment of dividends.

	December 31,
	2019	2020	2021	2022	2023	2024
SEACOR Marine Holdings Inc.	$100	$20	$25	$66	$91	$48
Russell 2000 Index	$100	$118	$135	$106	$121	$134
PHLX Oil Service Sector Index	$100	$57	$67	$107	$107	$98

Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2024:

Period	Total number of shares purchased	Average price per share	Total number of Shares Purchased as Part of a Publicly Announced Plan	Maximum number of Shares that may be Purchased Under the Plan
October 1, 2024 to October 31, 2024	—	$—	—	—
November 1, 2024 to November 30, 2024	—	$—	—	—
December 1, 2024 to December 31, 2024	—	$—	—	—
Total	—	$—	—	—

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) below presents the Company’s operating results for each of the three years in the period ended December 31, 2024, and its financial condition as of December 31, 2024 and 2023. Certain statements in this MD&A constitute forward-looking statements. See “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of December 31, 2024, the Company operated a diverse fleet of 54 support vessels, of which 51 were owned and three were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

The Company operates and manages a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations, including offshore wind farms, (ii) assist offshore operations for production and storage facilities, (iii) provide construction, well work-over, offshore wind farm installation and decommissioning support and (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company’s vessels provide emergency response services and accommodations for technicians and specialists.

Recent Developments

Vessel Sales

On December 10, 2024, the Company completed the sale of two AHTS for total proceeds of $22.5 million and a gain of $15.6 million. This sale marked the Company’s exit from the AHTS asset class and the proceeds will be used to partially fund the contract price for the newbuild PSVs described below. The Company manages the two sold AHTS on behalf of the new owners.

Debt Refinancing, Maturity Extension and Newbuild Orders

On November 27, 2024, SEACOR Marine, as parent guarantor, SEACOR Marine Foreign Holdings Inc. (“SMFH”), as borrower, and certain other wholly-owned subsidiaries of SEACOR Marine, as subsidiary guarantors, entered into a credit agreement providing for a senior secured term loan of up to $391.0 million (the “2024 SMFH Credit Facility” and such agreement, the “2024 SMFH Credit Agreement”) with an affiliate of EnTrust Global, as lender, Kroll Agency Services Limited, as facility agent, and Kroll Trustee Services Limited, as security trustee.

The 2024 SMFH Credit Facility is divided into two tranches, Tranche A consists of up to $350.0 million and Tranche B consists of up to $41.0 million. Tranche A has been fully drawn with the proceeds used to, among other things, refinance $328.7 million of principal indebtedness under multiple debt facilities, including $203.7 million of secured indebtedness and $125.0 million of unsecured indebtedness due in 2026, inclusive of $35.0 million of convertible debt. The proceeds from Tranche B of the 2024 SMFH Credit Facility are available to be used to finance up to 50% of the payments to Fujian Mawei Shipbuilding Ltd. with respect to the shipbuilding contracts for the construction of two PSVs with a contract price of $41.0 million per vessel. The PSVs are each 4,650 tons deadweight with a 1,000 square meter deck area and equipped with medium speed diesel engines and an integrated battery energy storage system for higher fuel efficiency and lower running costs. The PSVs are expected to be delivered in the fourth quarter of 2026 and the first quarter of 2027, respectively. The 2024 SMFH Credit Facility matures in December 2029.

At-the-Market Program

On February 7, 2025, SEACOR Marine entered into an at-the-market sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), relating to the issuance and sale from time to time by SEACOR Marine, as principal or through the Sales Agent, of shares of Common Stock having an aggregate gross sales price of up to $25.0 million (the “ATM Shares”). The sale of the ATM Shares if any, under the Sales Agreement may be made in ordinary brokers’ transactions, to or through a market maker, on or through the NYSE, the existing trading market for the Common Stock, or any other market venue where the Common Stock may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The Sales Agent may also sell the ATM Shares by any other method permitted by law. Upon the execution and effectiveness of the Sales Agreement, the Prior ATM Program was terminated.

Trends Affecting the Offshore Marine Business

Oil and Natural Gas Prices

The market for offshore oil and natural gas drilling has historically been cyclical. Demand for offshore support vessels is highly correlated to the price of oil and natural gas as those prices significantly impact the Company’s customers’ exploration and drilling activity levels. Oil and natural gas prices tend to fluctuate based on many factors, including global economic activity, levels of reserves and production activity. Price levels for oil and natural gas have and will continue to influence demand for offshore marine services. In addition to the price of oil and natural gas, the availability of acreage, local tax incentives or disincentives in significant oil and natural gas producing regions, drilling moratoriums and other regulatory actions, and requirements for maintaining interests in leases affect activity in the offshore oil and natural gas industry. Factors that influence the level of offshore exploration and drilling activities include:

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
•
the relative exchange rates for the U.S. dollar; and
•
various U.S. and international government policies regarding exploration and development of oil and natural gas reserves, which have been becoming increasingly unpredictable in recent years.

Offshore oil and natural gas market conditions are highly volatile. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but subsequently decreased to pre-conflict levels. During 2024, WTI oil prices reached a high of $87 per barrel and a low of $66 per barrel, ending the year at $72 per barrel.

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

Certain macro drivers somewhat independent of oil and natural gas prices may support the Company’s business, including: (i) underspending by oil and natural gas producers over the last five to ten years leading to pent up demand for maintenance and growth capital expenditures; (ii) improved extraction technologies; and (iii) the need for offshore wind farm support as the industry grows. While the Company expects that alternative forms of energy will continue to develop and add to the world’s energy mix, especially as certain governments, supranational groups, institutional investors, and various other parties focus on climate change causes and concerns, the Company believes that for the foreseeable future demand for gasoline and oil will be sustained, as will demand for electricity from natural gas. Some alternative forms of energy such as offshore wind farms support some of the Company’s operations and the Company expects such support to increase as development of these forms of renewable energy expands.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of December 31, 2024, two of the Company’s 51 owned vessels were cold-stacked worldwide. In addition, the Company had two vessels classified as held for sale as of December 31, 2024.

Inflation

The Company’s operations expose it to the effects of inflation. Inflation has become a significant factor in the world economy post-pandemic and has led to an increased interest rate environment as well as inflationary pressures on the Company’s operations, including but not limited to increased labor, repairs and maintenance, transportation and insurance costs. The Company’s borrowings are all at fixed rates and therefore rate fluctuations no longer affect the interest costs reflected in the Company’s financial results.

Certain Components of Revenues and Expenses

The Company operates its fleet in four principal geographic regions: the U.S., primarily in the Gulf of America; Africa and Europe; the Middle East and Asia; and Latin America, primarily in Mexico and Guyana. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among geographic regions, subject to flag restrictions, as changes in market conditions dictate. The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of the Company’s operating results and cash flows. Unless a vessel is cold-stacked, there is little reduction in daily running costs for the vessels and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization. The Company manages its fleet utilizing a global network of shore side support, administrative and finance personnel.

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

Direct Vessel Profit. Direct vessel profit (defined as operating revenues less operating expenses excluding leased-in equipment, “DVP”) is the Company’s measure of segment profitability. DVP is a critical financial measure used by the Company to analyze and compare the operating performance of its segments, without regard to financing decisions (depreciation and interest expense for owned vessels vs. lease expense for leased-in vessels). See “Note 16. Major Customers and Segment Information” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Leased-in Equipment. In addition to the Company’s owned fleet, it operated one leased-in vessel from a lessor under a bareboat charter arrangement that expired during 2024. This vessel was previously owned and subject to a sale and leaseback transaction with the lessor.

Impairments. When reviewing its fleet for impairment, the Company groups vessels with similar operating and marketing characteristics, including cold-stacked vessels expected to return to active service, into vessel classes. All other vessels, including vessels retired and removed from service, are evaluated for impairment on a vessel by vessel basis.

During 2024, the Company recorded impairment charges of $3.7 million for other equipment. During 2023, the Company recorded impairment charges of $0.7 million for one leased-in AHTS. During 2022, the Company recorded impairment charges of $1.6 million for one FSV that was sold during the year and one leased-in AHTS. Estimated fair values for the Company’s owned vessels were established by independent appraisers and other market data such as recent sales of similar vessels. For information regarding the Company’s vessel fair value measurement determinations, see “Note 8. Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For vessel classes and individual vessels with indicators of impairment, but which were not impaired as of December 31, 2024, the Company has estimated that their future undiscounted cash flows exceed their current carrying values. The Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, including changes in the offshore oil and natural gas markets and the timing and cost of reactivating cold-stacked vessels. As markets change, the impact of vessel impairments will be evaluated.

Consolidated Results of Operations

For the years ended December 31, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	2024		2023		2022
Time Charter Statistics:
Average Rates Per Day	$18,989		$16,375		$12,673
Fleet Utilization	67%		75%		75%
Fleet Available Days	19,895		20,519		21,291
Operating revenues:
Time charter	$254,320	94%	$251,385	89%	$203,534	93%
Bareboat charter	1,464	1%	1,460	1%	1,374	1%
Other marine services	15,577	5%	26,666	10%	12,417	6%
	271,361	100%	279,511	100%	217,325	100%
Costs and Expenses:
Operating:
Personnel	$85,541	32%	$81,770	29%	$77,782	36%
Repairs and maintenance	40,385	15%	26,826	10%	31,496	14%
Drydocking	21,451	8%	6,598	2%	18,160	8%
Insurance and loss reserves	9,894	4%	9,956	4%	9,962	5%
Fuel, lubes and supplies	19,947	7%	17,187	6%	19,289	9%
Other	20,034	7%	17,313	6%	15,296	7%
	197,252	73%	159,650	57%	171,985	79%
Lease expense	1,678	1%	2,748	1%	3,869	2%
Administrative and general	44,713	16%	49,183	18%	40,911	19%
Depreciation and amortization	51,628	19%	53,821	19%	55,957	26%
	295,271	109%	265,402	95%	272,722	125%
Gains on Asset Dispositions and Impairments, Net	13,481	5%	21,409	8%	1,398	1%
Operating (Loss) Income	(10,429)	(4)%	35,518	13%	(53,999)	(25)%
Other Expense, Net	(72,618)	(27)%	(39,589)	(14)%	(16,079)	(7)%
Loss Before Income Tax (Benefit) Expense and Equity in Earnings of 50% or Less Owned Companies	(83,047)	(31)%	(4,071)	(1)%	(70,078)	(32)%
Income Tax (Benefit) Expense	(2,615)	(1)%	8,799	3%	8,582	4%
Loss Before Equity in Earnings of 50% or Less Owned Companies	(80,432)	(30)%	(12,870)	(5)%	(78,660)	(36)%
Equity in Earnings of 50% or Less Owned Companies	2,308	1%	3,556	1%	7,011	3%
Net Loss	(78,124)	(29)%	(9,314)	(3)%	(71,649)	(33)%
Net Income attributable to Noncontrolling Interests in Subsidiaries	—	—%	—	—%	1	0%
Net Loss attributable to SEACOR Marine Holdings Inc.	$(78,124)	(29)%	$(9,314)	(3)%	$(71,650)	(33)%

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2024
Time Charter Statistics:
Average Rates Per Day	$23,076	$17,453	$17,285	$23,462	$18,989
Fleet Utilization	38%	75%	78%	66%	67%
Fleet Available Days	3,688	7,590	5,215	3,402	19,895
Operating Revenues:
Time charter	$31,991	$99,410	$70,346	$52,573	$254,320
Bareboat charter	—	—	—	1,464	1,464
Other marine services	3,808	5,272	1,979	4,518	15,577
	35,799	104,682	72,325	58,555	271,361
Direct Costs and Expenses:
Operating:
Personnel	$24,459	$21,887	$24,132	$15,063	$85,541
Repairs and maintenance	6,618	13,537	13,047	7,183	40,385
Drydocking	8,604	4,774	2,796	5,277	21,451
Insurance and loss reserves	2,992	2,329	3,147	1,426	9,894
Fuel, lubes and supplies	3,351	7,197	4,184	5,215	19,947
Other	509	12,723	4,425	2,377	20,034
	46,533	62,447	51,731	36,541	197,252
Direct Vessel (Loss) Profit	$(10,734)	$42,235	$20,594	$22,014	$74,109
Other Costs and Expenses:
Lease expense	$555	$507	$301	$315	1,678
Administrative and general					44,713
Depreciation and amortization	12,334	17,497	13,276	8,521	51,628
					98,019
Gains on asset dispositions and impairments, net					13,481
Operating loss					$(10,429)

As of December 31, 2024
Property and Equipment:
Historical cost	$195,756	$325,000	$240,075	$139,583	$900,414
Accumulated depreciation	(104,771)	(121,320)	(97,908)	(43,449)	(367,448)
	$90,985	$203,680	$142,167	$96,134	$532,966
Total Assets (1)	$120,347	$241,278	$174,410	$117,475	$653,510

(1)
Total Assets exclude $73.6 million of corporate assets.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2023
Time Charter Statistics:
Average Rates Per Day	$20,967	$14,612	$15,003	$18,937	$16,375
Fleet Utilization	45%	87%	76%	88%	75%
Fleet Available Days	4,443	6,935	5,829	3,312	20,519
Operating Revenues:
Time charter	$41,850	$87,729	$66,407	$55,399	$251,385
Bareboat charter	—	—	—	1,460	1,460
Other marine services	17,678	2,582	4,345	2,061	26,666
	59,528	90,311	70,752	58,920	279,511
Direct Costs and Expenses:
Operating:
Personnel	$26,110	$20,434	$20,786	$14,440	$81,770
Repairs and maintenance	5,146	9,624	7,109	4,947	26,826
Drydocking	2,314	2,946	(99)	1,437	6,598
Insurance and loss reserves	3,752	1,727	3,638	839	9,956
Fuel, lubes and supplies	3,697	6,830	3,552	3,108	17,187
Other	1,427	10,072	3,961	1,853	17,313
	42,446	51,633	38,947	26,624	159,650
Direct Vessel Profit	$17,082	$38,678	$31,805	$32,296	$119,861
Other Costs and Expenses:
Lease expense	$536	$1,498	$360	$354	2,748
Administrative and general					49,183
Depreciation and amortization	14,685	15,346	14,760	9,030	53,821
					105,752
Gains on asset dispositions and impairments, net					21,409
Operating income					$35,518

As of December 31, 2023
Property and Equipment:
Historical cost	$209,262	$272,272	$267,079	$170,210	$918,823
Accumulated depreciation	(99,137)	(93,045)	(94,708)	(37,251)	(324,141)
	$110,125	$179,227	$172,371	$132,959	$594,682
Total Assets (1)	$142,264	$215,158	$199,174	$152,427	$709,023

(1)
Total Assets exclude $71.3 million of corporate assets.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia (2)	Latin America	Total
For the year ended December 31, 2022
Time Charter Statistics:
Average Rates Per Day	$19,876	$11,127	$10,003	$13,948	$12,673
Fleet Utilization	49%	85%	80%	91%	75%
Fleet Available Days	5,243	6,351	6,548	3,149	21,291
Operating Revenues:
Time charter	$51,272	$60,060	$52,080	$40,122	$203,534
Bareboat charter	—	—	—	1,374	1,374
Other marine services	9,528	(163)	762	2,290	12,417
	60,800	59,897	52,842	43,786	217,325
Direct Costs and Expenses:
Operating:
Personnel	$25,201	$16,436	$22,376	$13,769	$77,782
Repairs and maintenance	7,049	9,229	8,111	7,107	31,496
Drydocking	8,978	2,339	6,569	274	18,160
Insurance and loss reserves	4,831	1,178	2,838	1,115	9,962
Fuel, lubes and supplies	3,345	8,022	5,089	2,833	19,289
Other	1,235	7,175	4,633	2,253	15,296
	50,639	44,379	49,616	27,351	171,985
Direct Vessel Profit	$10,161	$15,518	$3,226	$16,435	$45,340
Other Costs and Expenses:
Lease expense	$998	$1,691	$156	$1,024	3,869
Administrative and general					40,911
Depreciation and amortization	17,444	13,708	16,331	8,474	55,957
					100,737
Gains on asset dispositions and impairments, net					1,398
Operating loss					$(53,999)

As of December 31, 2022
Property and Equipment:
Historical cost	$232,740	$285,303	$286,745	$162,895	$967,683
Accumulated depreciation	(101,503)	(92,030)	(89,444)	(27,801)	(310,778)
	$131,237	$193,273	$197,301	$135,094	$656,905
Total Assets (1)	$174,081	$211,371	$215,497	$150,650	$751,599

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

The following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS	FSV	PSV	Liftboats	Other Activity	Total
For the year ended December 31, 2024
Time Charter Statistics:
Average Rates Per Day	$9,156	$12,901	$19,888	$42,665	$—	$18,989
Fleet Utilization	60%	76%	62%	58%	—%	67%
Fleet Available Days	1,240	8,052	7,675	2,928	—	19,895
Operating Revenues:
Time charter	$6,831	$79,377	$95,133	$72,979	$—	$254,320
Bareboat charter	—	—	1,464	—	—	1,464
Other marine services	232	2,070	7,098	4,757	1,420	15,577
	7,063	81,447	103,695	77,736	1,420	271,361
Direct Costs and Expenses:
Operating:
Personnel	$3,685	$22,193	$36,188	$24,586	$(1,111)	$85,541
Repairs and maintenance	1,052	16,523	15,443	7,342	25	40,385
Drydocking	789	3,200	9,677	7,785	—	21,451
Insurance and loss reserves	255	1,777	2,686	5,482	(306)	9,894
Fuel, lubes and supplies	800	5,592	9,437	4,118	—	19,947
Other	990	8,193	8,632	2,195	24	20,034
	7,571	57,478	82,063	51,508	(1,368)	197,252
Other Costs and Expenses:
Lease expense	$346	$—	$—	$—	$1,332	1,678
Administrative and general						44,713
Depreciation and amortization	647	18,980	16,440	15,463	98	51,628
						98,019
Gains on asset dispositions and impairments, net						13,481
Operating loss						$(10,429)

As of December 31, 2024
Property and Equipment:
Historical cost	$948	$345,476	$290,478	$244,564	$18,948	$900,414
Accumulated depreciation	(825)	(161,212)	(66,540)	(120,192)	(18,679)	(367,448)
	$123	$184,264	$223,938	$124,372	$269	$532,966

	AHTS	FSV	PSV	Liftboats	Other Activity	Total
For the year ended December 31, 2023
Time Charter Statistics:
Average Rates Per Day	$9,201	$11,273	$18,031	$37,523	$—	$16,375
Fleet Utilization	70%	84%	77%	50%	—%	75%
Fleet Available Days	1,491	8,384	7,392	3,252	—	20,519
Operating Revenues:
Time charter	$9,610	$79,372	$101,978	$60,425	$—	$251,385
Bareboat charter	—	—	1,460	—	—	1,460
Other marine services	936	1,076	3,078	17,801	3,775	26,666
	10,546	80,448	106,516	78,226	3,775	279,511
Direct Costs and Expenses:
Operating:
Personnel	$4,027	$20,408	$35,397	$20,432	$1,506	$81,770
Repairs and maintenance	1,498	8,479	12,497	4,383	(31)	26,826
Drydocking	1,356	4,050	1,325	(52)	(81)	6,598
Insurance and loss reserves	307	1,363	2,212	6,027	47	9,956
Fuel, lubes and supplies	1,471	5,432	7,834	2,442	8	17,187
Other	1,450	6,523	7,765	1,542	33	17,313
	10,109	46,255	67,030	34,774	1,482	159,650
Other Costs and Expenses:
Lease expense	$1,247	$—	$—	$—	$1,501	2,748
Administrative and general						49,183
Depreciation and amortization	1,020	19,779	16,480	16,395	147	53,821
						105,752
Gains on asset dispositions and impairments, net						21,409
Operating income						$35,518

As of December 31, 2023
Property and Equipment:
Historical cost	$12,669	$341,054	$301,523	$244,462	$19,115	$918,823
Accumulated depreciation	(5,134)	(142,429)	(53,162)	(104,626)	(18,790)	(324,141)
	$7,535	$198,625	$248,361	$139,836	$325	$594,682

	AHTS	FSV	PSV	Liftboats	Other Activity (1)	Total
For the year ended December 31, 2022
Time Charter Statistics:
Average Rates Per Day	$8,975	$9,425	$13,246	$27,010	$—	$12,673
Fleet Utilization	69%	85%	76%	55%	—%	75%
Fleet Available Days	2,098	8,518	7,300	3,285	90	21,291
Operating Revenues:
Time charter	$13,041	$68,324	$73,687	$48,482	$—	$203,534
Bareboat charter	—	—	1,374	—	—	1,374
Other marine services	(654)	(667)	1,561	8,009	4,168	12,417
	12,387	67,657	76,622	56,491	4,168	217,325
Direct Costs and Expenses:
Operating:
Personnel	$4,428	$20,379	$33,470	$19,489	$16	$77,782
Repairs and maintenance	1,494	9,953	12,722	7,378	(51)	31,496
Drydocking	(3)	3,166	3,065	11,932	—	18,160
Insurance and loss reserves	253	1,495	2,265	6,586	(637)	9,962
Fuel, lubes and supplies	1,017	6,100	8,015	4,139	18	19,289
Other	1,385	6,174	5,674	2,045	18	15,296
	8,574	47,267	65,211	51,569	(636)	171,985
Other Costs and Expenses:
Lease expense	$1,649	$—	$777	$—	$1,443	3,869
Administrative and general						40,911
Depreciation and amortization	1,783	19,899	15,480	18,473	322	55,957
						100,737
Gains on asset dispositions and impairments, net						1,398
Operating loss						$(53,999)

As of December 31, 2022
Property and Equipment:
Historical cost	$27,838	$355,116	$297,331	$265,387	$22,011	$967,683
Accumulated depreciation	(18,695)	(130,869)	(36,203)	(103,402)	(21,609)	(310,778)
	$9,143	$224,247	$261,128	$161,985	$402	$656,905

(1)
In 2022, the Company removed from service one specialty vessel in this class. Other activity statistics reflect the removed from service status of this vessel.

Operating Income (Loss)

United States, primarily Gulf of America. For the years ended December 31, the Company’s direct vessel (loss) profit in the U.S. was as follows (in thousands, except statistics):

	2024		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$—		$—
FSV	10,249		9,657		10,735
PSV	13,797		14,148		15,485
Liftboats	35,911		34,451		26,232
Overall	23,076		20,967		19,876
Utilization:
AHTS	—%		—%		—%
FSV	35%		57%		49%
PSV	49%		62%		69%
Liftboats	35%		34%		53%
Overall	38%		45%		49%
Available Days:
AHTS	—		31		638
FSV	1,098		1,095		1,095
PSV	732		910		1,095
Liftboats	1,858		2,407		2,415
Overall	3,688		4,443		5,243
Operating revenues:
Time charter	$31,991	89%	$41,850	70%	$51,272	84%
Other marine services	3,808	11%	17,678	30%	9,528	16%
	35,799	100%	59,528	100%	60,800	100%
Direct operating expenses:
Personnel	24,459	68%	26,110	44%	25,201	41%
Repairs and maintenance	6,618	18%	5,146	9%	7,049	12%
Drydocking	8,604	24%	2,314	4%	8,978	15%
Insurance and loss reserves	2,992	8%	3,752	6%	4,831	8%
Fuel, lubes and supplies	3,351	10%	3,697	6%	3,345	5%
Other	509	2%	1,427	2%	1,235	2%
	46,533	130%	42,446	71%	50,639	83%
Direct Vessel (Loss) Profit	$(10,734)	-30%	$17,082	29%	$10,161	17%

2024 compared with 2023

Operating Revenues. Charter revenues were $9.9 million lower in 2024 compared with 2023. Charter revenues were $16.9 million lower due to the repositioning of vessels between geographic regions, as such repositioned vessels had 58 days worked at an average day rate of $60,628 in 2024 compared to 515 days worked at an average day rate of $39,741 in 2023, as well as $0.7 million lower due to the disposition of one vessel in the third quarter of 2023. Charter revenues were $7.7 million higher for the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”), which consists of nine vessels, due to higher utilization of 81% for one liftboat with a higher than average day rate of $49,914, partially offset by lower utilization of 35% for the remainder of the vessels. Other marine services were $13.9 million lower primarily due to non-recurring business interruption insurance revenue recorded in 2023 and lower mobilization revenues and management fees in 2024. As of December 31, 2024, the Company had two of 10 owned vessels (one liftboat and one FSV) cold-stacked in this region compared with two of 11 vessels as of December 31, 2023.

Direct Operating Expenses. Direct operating expenses were $4.1 million higher in 2024 compared with 2023. Direct operating expenses were $10.2 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures, $3.3 million lower due to the repositioning of vessels between geographic regions and $2.8 million lower due to net asset dispositions.

2023 compared with 2022

Operating Revenues. Charter revenues were $9.4 million lower in 2023 compared with 2022. Charter revenues were $6.0 million lower due to the repositioning of vessels between geographic regions and $3.4 million lower due to decreased utilization for the Regional Core Fleet. Other marine services were $8.2 million higher primarily due to business interruption insurance revenue and higher mobilization revenues. As of December 31, 2023, the Company had two of 11 owned vessels (one liftboat and one FSV) cold-stacked in this region compared with three of 14 vessels as of December 31, 2022.

Direct Operating Expenses. Direct operating expenses were $8.2 million lower in 2023 compared with 2022. Direct operating expenses were $4.7 million lower for the Regional Core Fleet primarily due to the timing of drydocking and certain repair expenditures, $2.8 million lower due to the repositioning of vessels between geographic regions and $0.7 million lower due to net asset dispositions.

Africa and Europe. For the years ended December 31, the Company’s direct vessel profit in Africa and Europe was as follows (in thousands, except statistics):

	2024		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$10,189		$10,101		$9,994
FSV	15,304		12,701		10,967
PSV	22,405		20,129		12,452
Overall	17,453		14,612		11,127
Utilization:
AHTS	48%		77%		100%
FSV	83%		91%		88%
PSV	73%		84%		71%
Overall	75%		87%		85%
Available Days:
AHTS	895		1,095		1,095
FSV	3,913		3,650		3,439
PSV	2,782		2,190		1,817
Overall	7,590		6,935		6,351
Operating revenues:
Time charter	$99,410	95%	$87,729	97%	$60,060	100%
Other marine services	5,272	5%	2,582	3%	(163)	(0)%
	104,682	100%	90,311	100%	59,897	100%
Direct operating expenses:
Personnel	21,887	21%	20,434	23%	16,436	28%
Repairs and maintenance	13,537	13%	9,624	10%	9,229	15%
Drydocking	4,774	5%	2,946	3%	2,339	4%
Insurance and loss reserves	2,329	2%	1,727	2%	1,178	2%
Fuel, lubes and supplies	7,197	7%	6,830	8%	8,022	13%
Other	12,723	12%	10,072	11%	7,175	12%
	62,447	60%	51,633	57%	44,379	74%
Direct Vessel Profit	$42,235	40%	$38,678	43%	$15,518	26%

2024 compared with 2023

Operating Revenues. Charter revenues were $11.7 million higher in 2024 compared with 2023. Charter revenues were $12.0 million higher due to the repositioning of three vessels into the region in 2024, $1.2 million higher for the Regional Core Fleet, which consists of 18 vessels, due to higher average day rates of $17,033 in 2024 compared to $14,733 in 2023, substantially offset by lower utilization of 79% in 2024 compared to 89% in 2023 and $1.5 million lower due to the disposition of one vessel in 2024. Other marine services were $2.7 million higher primarily due to higher mobilization revenues. As of December 31, 2024, the Company had no vessels cold-stacked in this region compared with one of 19 vessels that was classified as held for sale as of December 31, 2023.

Direct Operating Expenses. Direct operating expenses were $10.8 million higher in 2024 compared with 2023. Direct operating expenses were $11.3 million higher due to the repositioning of vessels between geographic regions, $0.4 million higher for the Regional Core Fleet primarily due to the timing of repair expenditures and $0.9 million lower due to net asset dispositions.

2023 compared with 2022

Operating Revenues. Charter revenues were $27.7 million higher in 2023 compared with 2022. Charter revenues were $16.4 million higher due to the repositioning of vessels between geographic regions and $12.1 million higher for the Regional Core Fleet as a result of increased day rates and utilization partially offset by a $0.8 million decrease due to net asset dispositions. Other marine services were $2.7 million higher primarily due to an immaterial change in the presentation of commission charges, which were reclassed from other marine services to other direct operating expenses. As of December 31, 2023, the Company had one of 19 owned and leased-in vessels (one AHTS) cold-stacked in this region that was classified as held for sale compared with none as of December 31, 2022.

Direct Operating Expenses. Direct operating expenses were $7.3 million higher in 2023 compared with 2022. Direct operating expenses were $6.1 million higher due to the repositioning of vessels between geographic regions, $1.9 million higher for the Regional Core Fleet primarily due to the timing of certain repair expenditures, and $0.7 million lower due to net asset dispositions.

Middle East and Asia. For the years ended December 31, the Company’s direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	2024		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$7,734		$5,547		$5,915
FSV	8,506		9,095		7,954
PSV	15,907		11,826		9,119
Liftboats	45,801		42,578		29,385
Overall	17,285		15,003		10,003
Utilization:
AHTS	91%		57%		99%
FSV	80%		84%		92%
PSV	64%		59%		66%
Liftboats	100%		98%		63%
Overall	78%		76%		80%
Available Days:
AHTS	345		365		365
FSV	2,309		2,909		3,254
PSV	1,829		1,825		2,109
Specialty	—		—		90
Liftboats	732		730		730
Overall	5,215		5,829		6,548
Operating revenues:
Time charter	$70,346	97%	$66,407	94%	$52,080	99%
Other marine services	1,979	3%	4,345	6%	762	1%
	72,325	100%	70,752	100%	52,842	100%
Direct operating expenses:
Personnel	24,132	34%	20,786	29%	22,376	42%
Repairs and maintenance	13,047	18%	7,109	10%	8,111	15%
Drydocking	2,796	4%	(99)	(0)%	6,569	13%
Insurance and loss reserves	3,147	4%	3,638	5%	2,838	5%
Fuel, lubes and supplies	4,184	6%	3,552	5%	5,089	10%
Other	4,425	6%	3,961	6%	4,633	9%
	51,731	72%	38,947	55%	49,616	94%
Direct Vessel Profit	$20,594	28%	$31,805	45%	$3,226	6%

2024 compared with 2023

Operating Revenues. Charter revenues were $3.9 million higher in 2024 compared with 2023. Charter revenues were $9.5 million higher for the Regional Core Fleet, which consists of 14 vessels, due to higher average day rates of $17,356 in 2024 compared to $15,871 in 2023, and an increase in fleet utilization from 74% in 2023 to 79% in 2024. Charter revenues were $3.5 million lower due to the disposition of one vessel in 2023 and $2.1 million lower due to the repositioning of one vessel out of the region. Other marine services were $2.4 million lower primarily due to non-recurring business interruption insurance revenue recorded in 2023. As of December 31, 2024 and December 31, 2023, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $12.8 million higher in 2024 compared with 2023. Direct operating expenses were $15.3 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures and insurance reimbursements related to expenses in prior periods, $1.6 million lower due to net asset dispositions and $0.9 million lower due to the repositioning of vessels between geographic regions.

2023 compared with 2022

Operating Revenues. Charter revenues were $14.3 million higher in 2023 compared with 2022. Charter revenues were $19.2 million higher for the Regional Core Fleet primarily as a result of increased liftboat day rates and utilization and $4.9 million lower due to the repositioning of vessels between geographic regions. Other marine services were $3.6 million higher primarily due to business interruption insurance revenue. As of December 31, 2023 and December 31, 2022, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $10.7 million lower in 2023 compared with 2022. Direct operating expenses were $6.2 million lower due to the repositioning of vessels between geographic regions, and $4.5 million lower for the Regional Core Fleet primarily due to insurance reimbursements related to drydocking expenditures expensed in prior periods.

Latin America. For the years ended December 31, the Company’s direct vessel profit in Latin America was as follows (in thousands, except statistics):

	2024		2023		2022
Time Charter Statistics:
Rates Per Day Worked:
FSV	$14,951		$13,636		$8,098
PSV	21,296		20,314		15,615
Liftboats	48,786		24,450		25,277
Overall	23,462		18,937		13,948
Utilization:
FSV	94%		90%		96%
PSV	52%		89%		94%
Liftboats	99%		75%		34%
Overall	66%		88%		91%
Available Days:
FSV	732		730		730
PSV	2,332		2,467		2,279
Liftboats	338		115		140
Overall	3,402		3,312		3,149
Operating revenues:
Time charter	$52,573	90%	$55,399	94%	$40,122	92%
Bareboat charter	1,464	2%	1,460	2%	1,374	3%
Other marine services	4,518	8%	2,061	4%	2,290	5%
	58,555	100%	58,920	100%	43,786	100%
Direct operating expenses:
Personnel	15,063	26%	14,440	25%	13,769	31%
Repairs and maintenance	7,183	12%	4,947	8%	7,107	16%
Drydocking	5,277	9%	1,437	2%	274	1%
Insurance and loss reserves	1,426	2%	839	2%	1,115	3%
Fuel, lubes and supplies	5,215	9%	3,108	5%	2,833	6%
Other	2,377	4%	1,853	3%	2,253	5%
	36,541	62%	26,624	45%	27,351	62%
Direct Vessel Profit	$22,014	38%	$32,296	55%	$16,435	38%

2024 compared with 2023

Operating Revenues. Charter revenues were $2.8 million lower in 2024 compared with 2023. Charter revenues were $3.5 million lower due to the repositioning of five vessels out of the region, partially offset by the repositioning of two vessels into the region and $0.7 million higher for the Regional Core Fleet, which consists of eight vessels, primarily due to higher average day rates of $21,468 in 2024 compared to $18,455 in 2023, substantially offset by lower utilization of 63% in 2024 compared to 85% in 2023. Other marine services were $2.5 million higher in 2024 compared with 2023 primarily due to higher catering revenues. As of December 31, 2024 and December 31, 2023, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $9.9 million higher in 2024 compared with 2023. Direct operating expenses $8.0 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures and $1.9 million higher due to the repositioning of vessels between geographic regions.

2023 compared with 2022

Operating Revenues. Charter revenues were $15.4 million higher in 2023 compared with 2022. Charter revenues were $11.0 million higher for the Regional Core Fleet primarily as a result of increased day rates and $4.4 million higher due to the repositioning of vessels between geographic regions. As of December 31, 2023 and December 31, 2022, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.7 million lower in 2023 compared with 2022 primarily due to the timing of certain repair expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expenses were $1.1 million lower compared with 2023 primarily due to having one leased-in vessels in 2024 compared to two in 2023. Leased-in equipment expenses were $1.1 million lower for 2023 compared with 2022 primarily due to the impairment of one leased-in vessel in 2022.

Administrative and general. Administrative and general expenses were $4.5 million lower in 2024 compared with 2023 primarily due to decreases in allowance for credit losses of $3.3 million and decreases in professional fees of $1.4 million partially offset by increases in wages and benefits expenses of $0.4 million. Administrative and general expenses were $8.3 million higher in 2023 compared with 2022 primarily due to increases in wages and benefits expenses of $3.6 million, increases in allowance for credit losses of $3.0 million and increases in professional fees of $1.3 million.

Depreciation and amortization. Depreciation and amortization expenses were $2.2 million lower in 2024 compared with 2023 and $2.1 million lower in 2023 compared with 2022 primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During 2024, the Company sold one AHTS, previously classified as held for sale, two AHTS, not previously classified as held for sale, and other equipment for net cash proceeds of $24.9 million, after transaction costs, and a gain of $17.2 million. In addition, the Company recognized impairment charges of $3.7 million for other equipment designated for a construction project that was indefinitely deferred and will no longer be completed.

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

Other Income (Expense), Net

For the years ended December 31, the Company’s other income (expense) was as follows (in thousands):

	2024	2023	2022
Other Income (Expense):
Interest income	$1,768	$1,444	$784
Interest expense	(40,627)	(37,504)	(29,706)
(Losses) gains on debt extinguishment	(31,923)	(2,004)	10,429
Derivative (losses) gains, net	(908)	608	—
Foreign currency (losses) gains, net	(1,049)	(2,133)	1,659
Other, net	121	—	755
	$(72,618)	$(39,589)	$(16,079)

Interest Income. Interest income in 2024 was nearly flat compared with 2023. Interest income increased in 2023 primarily due to interest received for the loan due from MexMar, which was fully repaid in 2023. Interest income decreased in 2022 primarily due to interest received from the U.S. Internal Revenue Service (“IRS”) due to delays in the payment of the CARES Act tax refunds in 2021.

Interest expense. Interest expense was higher in 2024 compared to 2023 primarily due to a higher interest rate on the 2023 SMFH Credit Facility (which bears interest at a fixed rate of 11.75%) compared to the debt retired by the facility, which was entered into on September 8, 2023. On November 27, 2024, the 2023 SMFH Credit Facility was refinanced with the 2024 SMFH Credit Facility (which bears interest at a fixed rate of 10.30%). Interest expense was higher in 2023 compared to 2022 primarily due to a higher interest rate on the 2018 SMFH Credit Facility (as defined below) (which bore interest at a variable rate), a higher interest rate due to the refinancing of the 2018 SMFH Credit Facility with the 2023 SMFH Credit Facility (which bears interest at a fixed rate of 11.75%), a higher interest rate due to the exchange of $175.0 million in aggregate principal amount of SEACOR Marine’s convertible senior notes due 2023 (the “Old Convertible Notes”) (which bore interest at a fixed rate of 4.25%) for $90.0 million in aggregate principal amount of SEACOR Marine’s 8.0% / 9.5% Senior PIK Toggle Notes due 2026 (the “Guaranteed Notes”) and $35.0 million aggregate principal amount of SEACOR Marine’s 4.25% Convertible Senior Notes due 2026 (the “New Convertible Notes”), and higher interest rates on other variable rate debt as a result of the interest rate environment.

(Losses) gains on debt extinguishment. Loss on debt extinguishment was $31.9 million in 2024 due to the payoff of multiple credit facilities with the proceeds from the 2024 SMFH Credit Facility. Loss on debt extinguishment was $2.0 million in 2023 due to the payoff of the $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA, dated September 26, 2018 (as amended from time to time, the “2018 SMFH Credit Facility”) for the 2023 SMFH Credit Facility. Gain on debt extinguishment was $10.4 million in 2022 due to the exchange of the Old Convertible Notes for the Guaranteed Notes and the New Convertible Notes. For further information, see “Note 5. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Derivative (losses) gains, net. Derivative losses in 2024 compared with derivative gains in 2023 were due to the strengthening of the U.S. dollar in relation to the Norwegian Kroner for an open forward currency exchange contract, which is denominated in Norwegian Kroner. Net derivative gains increased in 2023 compared with 2022 due to the Company entering into an open forward currency exchange contract in the fourth quarter of 2023.

Foreign currency (losses) gains, net. Foreign currency losses in 2024 compared with 2023 decreased due to the strengthening of the U.S. dollar in relation to the pound sterling. Foreign currency losses in 2023 compared with foreign currency gains in 2022 were primarily due to the strengthening of the pound sterling in relation to the U.S. dollar.

Income Tax Expense

For the year ending December 31, 2024, the Company’s effective income tax rate of (3.1)% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S. for income tax purposes.

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

Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax

For the years ended December 31, the Company’s equity in earnings operations of 50% or less owned companies, net of tax, was as follows (in thousands):

	2024	2023	2022
SEACOR Marine Arabia	$3,010	$3,401	$1,671
MexMar (1)	$—	$—	$2,133
OVH (1)	—	—	2,571
Other	(702)	155	636
	$2,308	$3,556	$7,011

(1)
On September 29, 2022, the Company sold its ownership in this joint venture to the majority shareholder. See details below.

2024 compared with 2023

SEACOR Marine Arabia. The decrease in equity earnings in 2024 from SEACOR Marine Arabia was due to decreased utilization.

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

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its debt facilities. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations, and sales under the Company’s Prior ATM Program, which had approximately $24.9 million of authority remaining sales capacity as of December 31, 2024. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of December 31, 2024, the Company had unfunded capital commitments of $90.0 million consisting of $82.7 million in respect of the construction of two PSVs, $4.4 million in respect of four hybrid battery power systems and $2.9 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $41.6 million is payable during 2025, $29.9 million is payable during 2026 and the remainder payable during 2027. In accordance with the terms of the 2024 SMFH Credit Facility, $18.0 million of the proceeds from the sale of two AHTS was designated to make payments on the construction of the two PSVs, of which $16.0 million remained in a restricted account as of December 31, 2024. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels.

As of December 31, 2024, the Company had outstanding debt of $344.8 million, net of debt discount and issuance costs. The Company’s contractual long-term debt maturities as of December 31, 2024 are as follows (in thousands):

Actual
2025	$27,500
2026	30,000
2027	30,000
2028	30,000
2029	232,500
Years subsequent to 2029	—
$350,000

As of December 31, 2024 and December 31, 2023, the Company held balances of cash, cash equivalents and restricted cash totaling $76.1 million and $84.1 million, respectively.

For the years ended December 31, the following is a summary of the Company’s cash flows (in thousands):

	2024	2023	2022
Cash flows provided by or (used in):
Operating Activities	$(10,262)	$8,947	$(14,616)
Investing Activities	17,564	49,126	57,800
Financing Activities	(15,293)	(16,990)	(41,355)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	3	(4)
Net Change in Cash, Restricted Cash and Cash Equivalents	$(7,991)	$41,086	$1,825

Operating Activities

Cash flows used in operating activities was $10.3 million in 2024, a decrease of $19.2 million compared to cash flows provided by operating activities of $8.9 million in 2023, primarily due to a decrease in utilization offset by changes in working capital. For the years ended December 31, the components of cash flows provided by (used in) continuing operating activities were as follows (in thousands):

	2024	2023	2022
DVP:
United States, primarily Gulf of America	$(10,734)	$17,082	$10,161
Africa and Europe	42,235	38,678	15,518
Middle East and Asia	20,594	31,805	3,226
Latin America	22,014	32,296	16,435
Operating, leased-in equipment	(1,841)	(2,362)	(2,384)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(38,053)	(39,664)	(35,825)
Other, net (excluding non-cash losses)	121	—	755
Dividends received from 50% or less owned companies	2,916	2,241	3,057
	37,252	80,076	10,943
Changes in operating assets and liabilities before interest and income taxes	(13,214)	(38,743)	(1,235)
Cash settlements on derivative transactions, net	164	577	(749)
Interest paid, excluding capitalized interest (1)	(35,607)	(31,446)	(25,244)
Interest received	1,768	1,444	784
Income taxes (paid) refunded, net	(625)	(2,961)	885
Total cash flows (used in) provided by operating activities	$(10,262)	$8,947	$(14,616)

(1)
During 2024, 2023 and 2022, the Company had no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During 2024, net cash provided by investing activities was $17.6 million primarily as a result of the following:

•
capital expenditures were $7.3 million; and
•
the Company sold one AHTS, previously classified as held for sale, two AHTS, not previously classified as held for sale, and other equipment for net cash proceeds of $24.9 million, after transaction costs, and a gain of $17.2 million.

During 2023, net cash provided by investing activities was $49.1 million primarily as a result of the following:

•
capital expenditures were $10.6 million;

•
the Company sold one liftboat, classified as held for sale, three liftboats and one specialty vessel, previously removed from service, one FSV and other equipment, previously classified as held for sale, as well as other equipment not previously classified as such, for net cash proceeds of $44.7 million, after transaction costs, and a gain of $21.1 million; and
•
the Company received $15.0 million of principal payments under that certain MexMar Third A&R Facility Agreement, dated September 29, 2022.

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

Financing Activities

During 2024, net cash used by financing activities was $15.3 million primarily as a result of the following:

•
The Company made scheduled payments on long-term debt and other obligations of $24.3 million;
•
the Company made payments for debt extinguishment of $328.7 million;
•
the Company made payments for debt extinguishment costs of $3.7 million;
•
the Company received proceeds from the issuance of long-term debt of $345.2 million;
•
the Company received $0.1 million proceeds from the exercise of stock options; and
•
the Company made payments on tax withholdings for restricted stock vesting and director share awards of $3.9 million.

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

Short and Long-Term Liquidity Requirements and Outlook

The Company believes that a combination of cash balances on hand, cash generated from operating activities and access to the credit and capital markets, including the $25.0 million in remaining capacity under the ATM Program, will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital needs, debt service requirements and covenant compliance over the short to long term. With respect to capital expenditures related to the construction of two PSVs, up to $41.0 million is available under Tranche B of the 2024 SMFH Credit Facility. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to or the availability of the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity and compliance with covenants in its credit facilities.

Future Cash Requirements

The Company’s primary future cash requirements will be to fund operations, debt service, capital expenditures, employee retirement benefit plans, and lease payment obligations. In addition, the Company may use cash in the future to make strategic acquisitions or investments. Specifically, the Company expects its primary cash requirements for fiscal year 2025 to be as follows:

•
Debt service — We expect to make principal and interest payments of approximately $64.6 million during fiscal year 2025 under our currently outstanding debt facilities based on interest rates at year end.
•
Capital expenditures — At this time, we expect capital expenditures of approximately $41.6 million for the construction of two PSVs, the installation of hybrid battery power systems and other capital expenditures.
•
Employee retirement benefit plans — We estimate we will make payments under our retirement benefit plans of approximately $1.1 million during fiscal year 2025.
•
Lease payments — We expect to make lease payments of approximately $0.8 million for our operating and finance leases during fiscal year 2025 under our effective leases as of December 31, 2024.

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

The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2024, all invoices received related to MNOPF and MNRPF have been settled in full.

On October 19, 2021, the Company was informed by the MNRPF that two issues had been identified during a review of the MNRPF by the applicable trustee that would potentially give rise to material additional liabilities for the MNRPF. On November 23, 2023, the trustee advised that following the tri-annual valuation, $1.5 million (£1.2 million) of the potential cumulative funding deficit of the MNRPF was allocated to the Company as a participating employer, including the additional liabilities mentioned above. During 2023, the Company recognized payroll related operating expenses of $1.5 million (£1.2 million) for its allocated share of the potential cumulative funding deficit, which the Company anticipated being invoiced for during 2024 and 2025. On April 30, 2024, the Company was informed by the MNRPF that the Company’s allocated share of the potential cumulative funding deficit may be reduced due to changes in valuation assumptions, and on July 5, 2024, the Company was informed by the MNRPF that the Company’s final deficit share amount was $0.4 million (£0.3 million) and the Company recognized a reduction in the payroll related operating expenses of $1.2 million (£0.9 million) to reflect the decreased deficit share amount. All invoices were settled in full in October 2024.

On November 6, 2024, the Company was informed by the MNOPF that no further contributions from participating employers were required based on the results of the 2024 valuation.

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

Related Party Transactions

For a discussion of the Company’s transactions with related parties, see “Note 14. Related Party Transactions” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates and those differences may be material. For a summary of the Company’s accounting policies, see “Note 1. Nature of Operations and Accounting Policies” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which should be read in conjunction with this MD&A. Management considers an accounting estimate to be critical if it is important to the Company’s financial condition or results of operations and requires the Company to make subjective or complex judgments or estimates about matters that are uncertain. The Company believes the following critical accounting policies are the ones that require significant judgments and estimates to prepare its consolidated financial statements. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of December 31, 2024, the estimated useful life of the Company’s new offshore support vessels was 20 years.

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

The Company is subject to federal and state income tax and foreign withholding tax audits from time to time that could result in proposed assessments. Management believes that the Company has appropriately accounted for income and withholding taxes for tax periods that are within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities. The Company cannot predict with certainty how any audits would be resolved and whether the Company will be required to make additional tax payments, which may include penalties and interest. Depending on the jurisdiction, the Company is subject to examination for up to the preceding eight years.

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

Foreign Currency Exchange Risk

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

On occasion, the Company does, however, enter into forward currency exchange, option and future contracts with respect to various foreign currencies that are not designated as fair value hedges in connection with non-ordinary course transactions. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in foreign exchange rates with respect to the Company’s international business. While the Company’s amount of exposure to revenue generated in floating rate foreign currencies is minimal, if the Company had significant foreign exchange transactions exposure, we may consider foreign currency hedging contracts.

Interest Rate Risk

The Company’s outstanding debt consists of a fixed interest rate instrument and the Company no longer has any variable interest rate instruments. As a result, the Company’s results of operations are not affected by interest rate fluctuations but the Company may not be able to take advantage of a decrease in prevailing rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2024 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below:

Name and Title	Action	Date	Type of Trading Arrangement(1)	Duration of Trading Arrangement(2)	Aggregate Number of Securities to be Sold pursuant to Trading Arrangement
Andrew H. Everett II, Senior Vice President, General Counsel and Secretary	Adoption	December 3, 2024	Rule 10b5-1 trading arrangement	April 2, 2026	Up to 100,000 shares of Common Stock
Jesús Llorca, Executive Vice President and Chief Financial Officer	Adoption	December 3, 2024	Rule 10b5-1 trading arrangement	March 6, 2026	Up to 309,925 shares of Common Stock(3)
Gregory Rossmiller, Senior Vice President and Chief Accounting Officer	Adoption	December 5, 2024	Rule 10b5-1 trading arrangement	March 6, 2026	Up to 79,824 shares of Common Stock
John Gellert, President and Chief Executive Officer	Adoption	December 17, 2024	Rule 10b5-1 trading arrangement	March 20, 2026	Up to 224,362 shares of Common Stock(4)

(1)
Each trading arrangement marked as a “Rule 10b5-1 trading arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)
Each trading arrangement permits transactions through and including the earlier to occur of (i) the completion of all sales under the trading arrangement and (ii) the date listed in the table.
(3)
Mr. Llorca’s Rule 10b5-1 trading arrangement provides for the potential sale of up to (i) 159,925 shares of Common Stock and (ii) 150,000 shares of Common Stock issuable upon the exercise of options to acquire shares of Common Stock.
(4)
Mr. Gellert’s Rule 10b5-1 trading arrangement provides for the potential sale of up to (i) 74,362 shares of Common Stock and (ii) 150,000 shares of Common Stock issuable upon the exercise of options to acquire shares of Common Stock.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy, as currently in effect, is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed pursuant to this Item 11 is incorporated in its entirety herein by reference to the “Compensation Discussion and Analysis” and “Compensation of Directors” portions of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed pursuant to this Item 12 is incorporated in its entirety herein by reference to the “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed pursuant to this Item 13 is incorporated in its entirety herein by reference to the “Related Party Transactions” portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed pursuant to this Item 14 is incorporated in its entirety herein by reference to the “Ratification of Appointment of Independent Auditors” portion of the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

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

10.13*+

SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex A of SEACOR Marine Holding Inc.’s definitive proxy statement on Schedule 14A as filed with the Commission on April 22, 2020 (File No. 001-37966)).

10.14*+

Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.40 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 001-37966)).

10.15*+

Form of Stock Option Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.41 of SEACOR Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Commission on March 11, 2021 (File No. 001-37966)).

10.16*+

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
10.18*+

Form of Director Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2021 (File No. 001-37966)).

10.19*+

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

10.21*+

Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2023 (File No. 001-37966)).

10.22*+

Form of Performance Restricted Stock Unit Grant Agreement under the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2023 (File No. 001-37966)).

10.23*

Credit Agreement, dated as of November 27, 2024, by and among SEACOR Marine Foreign Holdings Inc., SEACOR Marine Holdings Inc., the entities identified on Schedule 1-A thereto as subsidiary guarantors, the lenders identified on Schedule 1-B thereto, Kroll Agency Services Limited, and Kroll Trustee Services Limited (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on December 2, 2024 (File No. 001-37966)).

10.24*

Guaranty, dated as of November 27, 2024, by SEACOR Marine Holdings Inc. in favor of Kroll Trustee Services Limited (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on December 2, 2024 (File No. 001-37966)).

19.1	SEACOR Marine Holdings Inc. Insider Trading and Tipping Procedures and Guidelines.

21.1	List of subsidiaries of SEACOR Marine Holdings Inc.

23.1	Consent of Grant Thornton LLP.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*

SEACOR Marine Holdings Inc. Clawback Policy (incorporated herein by reference to Exhibit 97 of SEACOR Marine Holdings Inc.’s Annual Report on Form 10-K filed with the Commission on February 29, 2024 (File No. 001-37966).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

* Incorporated by reference.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Marine Holdings Inc. (Registrant)

By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ John Gellert	President, Chief Executive Officer and Director	February 26, 2025
John Gellert	(Principal Executive Officer)

/s/ Jesús Llorca	Executive Vice President and Chief Financial Officer	February 26, 2025
Jesús Llorca	(Principal Financial Officer)

/s/ Gregory S. Rossmiller	Senior Vice President and Chief Accounting Officer	February 26, 2025
Gregory S. Rossmiller	(Principal Accounting Officer)

/s/ Andrew R. Morse	Non-Executive Chairman of the Board	February 26, 2025
Andrew R. Morse

/s/ R. Christopher Regan	Director	February 26, 2025
R. Christopher Regan

/s/ Alfredo Miguel Bejos	Director	February 26, 2025
Alfredo Miguel Bejos

/s/ Julie Persily	Director	February 26, 2025
Julie Persily

/s/ Lisa P. Young	Director	February 26, 2025
Lisa P. Young

INDEX TO FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC

Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SEACOR Marine Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and consolidated financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SEACOR Marine Holdings Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.

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

GRANT THORNTON LLP (signed manually)

Houston, Texas

February 26, 2025

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2024	2023

Current Assets:
Cash and cash equivalents	$59,491	$67,455
Restricted cash	16,649	16,676
Receivables:
Trade, net of allowance for credit loss of $4,745 and $4,543 in 2024 and 2023, respectively	69,888	63,728
Other	7,913	11,049
Tax receivable	1,601	983
Inventories	2,760	1,609
Prepaid expenses and other	4,406	2,686
Assets held for sale	10,943	500
Total current assets	173,651	164,686
Property and Equipment:
Historical cost	900,414	918,823
Accumulated depreciation	(367,448)	(324,141)
	532,966	594,682
Construction in progress	11,904	10,362
Net property and equipment	544,870	605,044
Right-of-use asset - operating leases	3,436	4,291
Right-of-use asset - finance leases	36	37
Investments, at equity, and advances to 50% or less owned companies	3,541	4,125
Other assets	1,577	2,153
Total assets	$727,111	$780,336
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$606	$1,591
Current portion of finance lease liabilities	17	35
Current portion of long-term debt	27,500	28,365
Accounts payable	29,236	27,562
Accrued wages and benefits	5,229	5,083
Accrued interest	1,618	1,850
Accrued capital, repair and maintenance expenditures	8,791	2,471
Unearned revenue	2,534	687
Accrued insurance deductibles and premiums	3,561	3,189
Derivatives	464	—
Other current liabilities	5,486	6,253
Total current liabilities	85,042	77,086
Long-term operating lease liabilities	2,982	3,529
Long-term finance lease liabilities	20	6
Long-term debt	317,339	287,544
Deferred income taxes	22,037	35,718
Deferred gains and other liabilities	1,369	2,229
Total liabilities	428,789	406,112
Equity:
SEACOR Marine Holdings Inc. stockholders' equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 28,466,326 and 27,665,792 shares issued in 2024 and 2023, respectively	287	280
Additional paid-in capital	479,283	472,692
Accumulated deficit	(180,600)	(102,425)
Shares held in treasury of 796,965 and 481,014 in 2024 and 2023, respectively, at cost	(8,110)	(4,221)
Accumulated other comprehensive income, net of tax	7,141	7,577
	298,001	373,903
Noncontrolling interests in subsidiaries	321	321
Total equity	298,322	374,224
Total liabilities and equity	$727,111	$780,336

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	For the years ended December 31,
	2024	2023	2022
Operating Revenues	$271,361	$279,511	$217,325
Costs and Expenses:
Operating	197,252	159,650	171,985
Administrative and general	44,713	49,183	40,911
Lease expense	1,678	2,748	3,869
Depreciation and amortization	51,628	53,821	55,957
	295,271	265,402	272,722
Gains on Asset Dispositions and Impairments, Net	13,481	21,409	1,398
Operating (Loss) Income	(10,429)	35,518	(53,999)
Other Income (Expense):
Interest income	1,768	1,444	784
Interest expense	(40,627)	(37,504)	(29,706)
(Losses) gains on debt extinguishment	(31,923)	(2,004)	10,429
Derivative (losses) gains, net	(908)	608	—
Foreign currency (losses) gains, net	(1,049)	(2,133)	1,659
Other, net	121	—	755
	(72,618)	(39,589)	(16,079)
Loss Before Income Tax (Benefit) Expense and Equity in Earnings of 50% or Less Owned Companies	(83,047)	(4,071)	(70,078)
Income Tax (Benefit) Expense:
Current	11,067	13,860	8,485
Deferred	(13,682)	(5,061)	97
	(2,615)	8,799	8,582
Loss Before Equity in Earnings of 50% or Less Owned Companies	(80,432)	(12,870)	(78,660)
Equity in Earnings of 50% or Less Owned Companies	2,308	3,556	7,011
Net Loss	(78,124)	(9,314)	(71,649)
Net Income attributable to Noncontrolling Interests in Subsidiaries	—	—	1
Net Loss attributable to SEACOR Marine Holdings Inc.	$(78,124)	$(9,314)	$(71,650)

Net Loss Per Share:
Basic	$(2.82)	$(0.34)	$(2.69)
Diluted	(2.82)	(0.34)	(2.69)

Weighted Average Common Shares and Warrants Outstanding:
Basic	27,655,289	27,082,391	26,626,179
Diluted	27,655,289	27,082,391	26,626,179

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2024	2023	2022
Net Loss	$(78,124)	$(9,314)	$(71,649)
Other Comprehensive (Loss) Income:
Foreign currency translation (losses) gains, net	(436)	1,245	(4,451)
Derivative gains on cash flow hedges	—	56	1,608
Reclassification of derivative (gains) losses on cash flow hedges to interest expense	—	(571)	694
Reclassification of derivative gains on cash flow hedges to equity in losses of 50% or less owned companies	—	—	941
	(436)	730	(1,208)
Income tax expense	—	—	—
	(436)	730	(1,208)
Comprehensive Loss	(78,560)	(8,584)	(72,857)
Comprehensive Income Attributable to Noncontrolling Interests in Subsidiaries	—	—	1
Comprehensive Loss Attributable to SEACOR Marine Holdings Inc.	$(78,560)	$(8,584)	$(72,858)

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

		SEACOR Marine Holdings Inc. Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
Year Ended December 31, 2021	25,992,237	$262	$461,931	127,887	$(1,120)	$(22,907)	$8,055	$320	$446,541
Restricted stock grants	738,896	9	—	—	—	—	—	—	9
Amortization of share awards	—	—	4,587	—	—	—	—	—	4,587
Exercise of options	34,492	—	151	—	—	—	—	—	151
Restricted stock vesting	(114,251)	—	—	114,251	(672)	—	—	—	(672)
Forfeiture of employee share awards	(3,500)	—	—	—	—	—	—	—	—
Director share awards	60,787	1	—	—	—	—	—	—	1
Director restricted stock vesting	(6,500)	—	—	6,500	(60)	—	—	—	(60)
Net loss	—	—	—	—	—	(71,650)	—	1	(71,649)
Other comprehensive income	—	—	—	—	—	1,446	(1,208)	—	238
Year Ended December 31, 2022	26,702,161	$272	$466,669	248,638	$(1,852)	$(93,111)	$6,847	$321	$379,146
Issuance of Common Stock	7,674	—	24	—	—	—	—	—	24
Restricted stock grants	525,397	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	5,993	—	—	—	—	—	5,993
Exercise of options	834	—	6	—	—	—	—	—	6
Exercise of warrants	135,013	1	—	137	(1)	—	—	—	—
Restricted stock vesting	(232,239)	—	—	232,239	(2,368)	—	—	—	(2,368)
Forfeiture of employee share awards	(15,000)	—	—	—	—	—	—	—	—
Director share awards	60,938	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(9,314)	—	—	(9,314)
Other comprehensive income	—	—	—	—	—	—	730	—	730
Year Ended December 31, 2023	27,184,778	$280	$472,692	481,014	$(4,221)	$(102,425)	$7,577	$321	$374,224
Restricted stock grants	563,271	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	6,451	—	—	—	—	—	6,451
Exercise of options	12,166	—	140	—	—	—	—	—	140
Exercise of warrants	24,099	—	—	39	—	—	—	—	—
Restricted stock vesting	(251,333)	—	—	251,333	(3,120)	—	—	—	(3,120)
Performance restricted stock vesting	96,150	—	—	61,305	(769)	—	—	—	(769)
Director share awards	43,504	1	—	—	—	—	—	—	1
Director restricted stock vesting	(3,274)	—	—	3,274	—	—	—	—	—
Net loss	—	—	—	—	—	(78,124)	—	—	(78,124)
Other comprehensive loss	—	—	—	—	—	(51)	(436)	—	(487)
Year Ended December 31, 2024	27,669,361	$287	$479,283	796,965	$(8,110)	$(180,600)	$7,141	$321	$298,322

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(78,124)	$(9,314)	$(71,649)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	51,628	53,821	55,957
Deferred financing cost amortization	1,144	1,579	8
Stock-based compensation expense	6,458	6,000	4,597
Debt discount amortization	7,779	6,761	6,693
Allowance for credit losses	202	3,519	489
Gains from equipment sales, retirements or impairments	(13,481)	(21,409)	(1,398)
Losses (gains) on debt extinguishment	28,252	177	(12,700)
Derivative losses (gains)	908	(608)	—
Interest on finance leases	3	202	244
Settlements on derivative transactions, net	164	577	(749)
Currency losses (gains)	1,049	2,133	(1,659)
Deferred income taxes	(13,682)	(5,061)	97
Equity earnings	(2,308)	(3,556)	(7,011)
Dividends received from 50% or less owned companies	2,916	2,241	3,057
Changes in Operating Assets and Liabilities:
Accounts receivables	(4,600)	(17,215)	(652)
Other assets	(1,315)	2,288	2,559
Accounts payable and accrued liabilities	2,745	(13,188)	7,501
Net cash (used in) provided by operating activities	(10,262)	8,947	(14,616)
Cash Flows from Investing Activities:
Purchases of property and equipment	(7,294)	(10,604)	(462)
Proceeds from disposition of property and equipment	24,858	44,730	6,734
Principal payments on notes due from 50% or less owned companies	—	—	528
Proceeds from sale of investment in 50% or less owned companies	—	—	66,000
Notes due from others	—	—	(28,831)
Principal payments on notes due from others	—	15,000	13,831
Net cash provided by investing activities	17,564	49,126	57,800
Cash Flows from Financing Activities:
Payments on long-term debt	(24,312)	(29,165)	(38,152)
Payments on debt extinguishment	(328,712)	(131,604)	—
Payments on debt extinguishment costs	(3,671)	(1,827)	(2,271)
Proceeds from issuance of long-term debt, net of debt discount and issuance costs	345,192	148,475	—
Proceeds from issuance of common stock, net of issuance costs	—	24	—
Proceeds from exercise of stock options and warrants	140	6	151
Payments on finance leases	(41)	(531)	(351)
Tax withholdings on restricted stock vesting and director share awards	(3,889)	(2,368)	(732)
Net cash used in financing activities	(15,293)	(16,990)	(41,355)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	3	(4)
Net Change in Cash, Cash Equivalents and Restricted Cash	(7,991)	41,086	1,825
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	84,131	43,045	41,220
Cash, Cash Equivalents and Restricted Cash, End of Year	$76,140	$84,131	$43,045
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	35,607	31,446	25,244
Income taxes (paid) refunded, net	(625)	(2,961)	885
Noncash Investing and Financing Activities:
Increase in capital expenditures in accounts payable and accrued liabilities	6,166	371	—
Exchange of property and equipment	—	—	8,918
Recognition of a new right-of-use asset - operating leases	—	499	2,363
Recognition of a new right-of-use asset - finance leases	34	—	7,248

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations and Segmentation. The consolidated financial statements include the accounts of SEACOR Marine Holdings Inc. (“SEACOR Marine”), and its consolidated subsidiaries (collectively referred to as the “Company”). The Company provides global marine and support transportation services to offshore energy facilities worldwide. The Company operates and manages a diverse fleet of offshore support vessels that (i) deliver cargo and personnel to offshore installations, including offshore wind farms, (ii) assist offshore operations for production and storage facilities, (iii) provide construction, well work-over, offshore wind farm installation and decommissioning support, and (iv) carry and launch equipment used underwater in drilling and well installation, maintenance, inspection and repair. Additionally, the Company's vessels provide emergency response services and accommodations for technicians and specialists.

Accounting standards require public business enterprises to report information about each of their operating business segments that exceed certain quantitative thresholds or meet certain other reporting requirements. Operating business segments have been defined as a component of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, the President and Chief Executive Officer, in assessing performance and allocating resources.

The Company has identified the following four principal geographic regions as its reporting segments:

United States, primarily Gulf of America. As of December 31, 2024, 10 owned vessels were located in this region. The Company’s vessels in this market support oil and natural gas exploration and production activities, seasonal construction, decommissioning and diving support operations, as well as the construction and maintenance of offshore wind farms in the Northeast of the U.S.

Africa and Europe. As of December 31, 2024, 20 vessels were located in this region, including 19 owned and one managed. The Company’s vessels in this market generally support projects for major oil companies, primarily in Angola, Nigeria and the North Sea.

Middle East and Asia. As of December 31, 2024, 15 vessels were located in this region, including 13 owned and two managed. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Saudi Arabia, United Arab Emirates, Qatar, Egypt and Israel.

Latin America. As of December 31, 2024, nine owned vessels were located in this region. The Company’s vessels in this area generally provide support for exploration and production activities primarily in Mexico, Guyana and Trinidad and Tobago. From time to time, the Company’s vessels also work in Brazil and Colombia.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, for the years ended December 31 were as follows (in thousands):

	2024	2023	2022
Balance at beginning of year	$687	$2,333	$1,606
Unearned revenues during the year	6,689	6,501	4,288
Revenues recognized during the year	(4,842)	(8,147)	(3,561)
Balance at end of year	$2,534	$687	$2,333

As of December 31, 2024, December 31, 2023 and December 31, 2022, the Company had unearned revenue of $2.5 million, $0.7 million and $2.3 million, respectively, primarily related to mobilization of vessels.

The Company earns revenue primarily from the time charter and bareboat charter of vessels to customers. Since the Company charges customers based upon daily rates of hire, vessel revenues are recognized on a daily basis throughout the contract period. Under a time charter, the Company provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer and the customer assumes responsibility for all operating expenses and assumes all risks of operation. In the U.S. Gulf of America, time charter durations and rates are typically established in the context of master service agreements that govern the terms and conditions of the charter.

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

During the year ended December 31, 2024, the Company did not recognize any business interruption insurance recoveries. During the years ended December 31, 2023 and 2022, the Company recognized an aggregate amount of business interruption insurance recoveries of $10.0 million and $1.9 million, respectively, included in operating revenues in the accompanying consolidated statements of income (loss).

Direct Operating Expenses. Direct operating costs and expenses that are considered significant, other than leased-in equipment expense, consist primarily of costs and expenses such as: personnel; repairs and maintenance; drydocking; insurance and loss reserves; and fuel, lubes and supplies. Other direct operating expenses consist of costs such as brokers’ commissions, communication costs, expenses incurred in mobilizing vessels between geographic regions, third party ship management fees, freight expenses, and customs and importation duties. Direct operating costs are expensed as incurred.

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

Restricted Cash. Restricted cash primarily relates to banking and credit facility requirements, including, as of December 31, 2024, $16.0 million held in a restricted account with various permitted uses under the terms of the 2024 SMFH Credit Facility.

For the years ended December 31, cash, cash equivalents and restricted cash consists of (in thousands):

	2024	2023
Cash	$59,491	$67,455
Restricted cash	16,649	16,676
Total	$76,140	$84,131

Trade and Other Receivables and Allowance for Credit Losses. Customers are primarily major integrated national, international oil companies, large independent oil and natural gas exploration and production companies and established wind farm construction companies. Customers are granted credit on a short-term basis and the related credit risks are minimal. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables. During the year ended December 31, 2024, Azule Energy Angola S.p.A., a joint venture between BP p.l.c. and Eni S.p.A., and SEACOR Marine Arabia, a joint venture of which the Company owns 45% and through which vessels are in service to Saudi Arabian Oil Company, were responsible for $18.3 million or 26% and $13.0 million or 19%, respectively, of the Company’s total consolidated trade receivables. During the year ended December 31, 2023, SEACOR Marine Arabia and Azule Energy Angola S.p.A. were responsible for $14.4 million or 22% and $11.9 million or 18%, respectively, of the Company’s total consolidated trade receivables.

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

Allowance for credit loss reserves for the years ended December 31 were as follows (in thousands):

Description	Balance Beginning of Year	Reserves Acquired	Charges (Recoveries) to Cost and Expenses	Deductions	Balance End of Year
Year Ended December 31, 2024
Allowance for credit loss reserves (deducted from trade and notes receivable)	$4,543	$—	$202	$—	$4,745
Year Ended December 31, 2023
Allowance for credit loss reserves (deducted from trade and notes receivable)	$1,650	$—	$3,519	$(626)	$4,543
Year Ended December 31, 2022
Allowance for credit loss reserves (deducted from trade and notes receivable)	$1,312	$—	$489	$(151)	$1,650

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

Inventories. Inventories, which consist of fuel and supplies, are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or net realizable value. In the years ended December 31, 2024, 2023 and 2022, there were no inventory reserves.

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of December 31, 2024, the estimated useful life of the Company’s new offshore support vessels was 20 years.

The Company’s property and equipment as of December 31 was as follows (in thousands):

	Historical Cost (1)	Accumulated Depreciation	Net Book Value
2024
Offshore support vessels:
AHTS(2)	$948	$(825)	$123
FSV(3)	344,833	(160,823)	184,010
PSV (4)	290,416	(66,478)	223,938
Liftboats	243,295	(118,923)	124,372
General machinery and spares	9,394	(9,248)	146
Other (5)	11,528	(11,151)	377
	$900,414	$(367,448)	$532,966
2023
Offshore support vessels:
AHTS(2)	$12,112	$(4,578)	$7,534
FSV(3)	340,411	(142,096)	198,315
PSV (4)	301,461	(53,100)	248,361
Liftboats	243,295	(103,459)	139,836
General machinery and spares	9,343	(9,161)	182
Other (5)	12,201	(11,747)	454
	$918,823	$(324,141)	$594,682

(1)
Includes property and equipment acquired in business acquisitions at acquisition date fair value and net of the impact of recognized impairment charges. Most of the Company’s vessels are pledged as collateral under the 2024 SMFH Credit Facility.
(2)
Anchor handling towing supply vessels (“AHTS”).
(3)
Fast support vessels (“FSVs”).
(4)
Platform support vessels (“PSVs”).
(5)
Includes buildings, leasehold improvements, vehicles and other property and equipment.

Depreciation and amortization expense totaled $51.6 million, $53.8 million and $56.0 million in 2024, 2023 and 2022, respectively.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was no capitalized interest recognized in 2024, 2023 or 2022.

Assets Held for Sale. As of December 31, 2024, one PSV previously included in the Middle East and Asia segment, with a carrying value of $5.5 million, and one PSV previously included in the United States, primarily U.S. Gulf of America segment, with a carrying value of $5.4 million, were classified as assets held for sale as the Company expects to sell the vessels within one year.

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

During the year ended December 31, 2024, the Company recorded impairment charges of $3.7 million for other equipment designated for a construction project that was indefinitely deferred and will no longer be completed. During the year ended December 31, 2023, the Company recorded impairment charges totaling $0.7 million for one leased-in AHTS to adjust for indicative future cash flows and the cost to return the vessel to its owner. During the year ended December 31, 2022, the Company recorded impairment charges totaling $2.9 million that consisted of $0.9 million for one FSV classified as held for sale and sold during 2022, $0.7 million for one leased-in AHTS to adjust for indicative future cash flows and the cost to return the vessel to its owner, and $1.3 million for other equipment classified as held for sale and sold during 2023. The impairment charges for the assets held for sale are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss). There were no impairments of other owned or leased-in vessels.

For vessel classes and individual vessels with indicators of impairment as of December 31, 2024, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. No impairment charges of investments in 50% or less owned companies were incurred for the years ended December 31, 2024, 2023 and 2022.

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

Debt Discount and Issuance Costs. Debt discounts and costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight-line method for revolving credit facilities and are included in interest expense in the accompanying consolidated statements of income (loss).

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

The Company is subject to federal and state income tax and foreign withholding tax audits from time to time that could result in proposed assessments. Management believes that the Company has appropriately accounted for income and withholding taxes for tax periods that are within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities. The Company cannot predict with certainty how any audits would be resolved and whether the Company will be required to make additional tax payments, which may include penalties and interest. The Company is subject to examination for the preceding eight years.

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

Accumulated Other Comprehensive (Loss) Income. The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative (Losses) Gains on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other Comprehensive Income (Loss)
Year Ended December 31, 2021	$10,783	$(2,728)	$8,055	$(1,445)	$(11)	$5,265
Other comprehensive loss	(4,451)	3,243	(1,208)	—	—	(1,208)
Income tax (expense)	—	—	—	—	—	—
Year Ended December 31, 2022	6,332	515	6,847	(1,445)	(11)	$(1,208)
Other comprehensive income	1,245	(515)	730	—	—	$730
Income tax benefit (expense)	—	—	—	—	—	—
Year Ended December 31, 2023	7,577	—	7,577	(1,445)	(11)	$730
Other comprehensive loss	(436)	—	(436)	—	—	(436)
Income tax benefit (expense)	—	—	—	—	—	—
Year Ended December 31, 2024	$7,141	$—	$7,141	$(1,445)	$(11)	$(436)

Earnings (Loss) Per Share. Basic earnings/loss per share of the common stock, par value $0.01 per share, of SEACOR Marine (“Common Stock”) is computed based on the weighted average number of shares of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the New Convertible Notes (as defined in “Note 5. Long-Term Debt”) unless anti-dilutive.

As of December 31, 2024, the Company no longer has New Convertible Notes as a result of the completion of the 2024 SMFH Credit Facility agreement (as defined in “Note 5. Long-Term Debt”).

For the years ended December 31, 2023 and 2022, diluted loss per share of Common Stock excluded 2,978,274 shares of Common Stock issuable upon the conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the years ended December 31, 2024, 2023 and 2022, diluted (loss) earnings per share of Common Stock excluded 1,392,226, 1,642,084 and 1,682,193 shares of restricted stock, respectively, and 1,013,865, 1,026,031 and 1,026,865 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive. In 2024, 2023 and 2022, the Company issued 202,905, 156,620 and 184,930 performance share awards, of which 326,597 were not considered outstanding as of December 31, 2024. These performance share awards are not considered outstanding until such time as they would be probable of being exercised, therefore they were not included in the computation of earnings (loss) per share.

Recently Adopted Accounting Standards. On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. The adoption of the standard did not have a material effect on the Company’s consolidated financial position, results of operations and disclosures.

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

2.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

Equipment Additions. The Company’s capital expenditures and payments on equipment were $7.3 million, $10.6 million, and $0.5 million in 2024, 2023 and 2022, respectively. Deliveries of offshore support vessels for the years ended December 31 were as follows:

	2024	2023	2022
FSV	—	1	—
PSV	—	—	1
	—	1	1

Equipment Dispositions

During the year ended December 31, 2024, the Company sold one AHTS, previously classified as held for sale, two AHTS, not previously classified as held for sale, and other equipment for net cash proceeds of $24.9 million, after transaction costs, and a gain of $17.2 million.

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

Major equipment dispositions for the years ended December 31 were as follows:

	2024	2023	2022 (1)
AHTS	3	—	1
FSV	—	1	1
PSV	—	—	—
Liftboats	—	4	1
Specialty	—	1	—
	3	6	3

(1)
Excludes one specialty vessel that was previously removed from service, which was sold in 2023.

3.
INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2024	2023
Seabulk Angola	49.0%	962	1,668
SEACOR Marine Arabia	45.0%	2,508	2,385
Other	20.0% — 50.0%	71	72
		$3,541	$4,125

Combined Condensed Financial Information of Other Investees. Summarized financial information of the Company’s other investees, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2024	2023
Current assets	$29,405	$29,820
Noncurrent assets	110	61
Current liabilities	21,664	21,008
Noncurrent liabilities	12	—

	2024	2023	2022
Operating Revenues	$78,719	$68,949	$133,740
Costs and Expenses:
Operating and administrative	69,741	61,294	90,678
Depreciation	21	27	21,434
	69,762	61,321	112,112
Operating Income	$8,957	$7,628	$21,628
Net Income	$7,464	$5,239	$15,057

As of December 31, 2024, cumulative undistributed net earnings of all 50% or less owned companies included in the Company’s consolidated retained earnings were $2.3 million.

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

MexMar Management Fees. During the year ended December 31, 2022, there were no returns of capital advances or distributions to shareholders and the Company charged $0.2 million of vessel management fees to MexMar.

SEACOR Marlin LLC. SEACOR Marlin LLC owns the PSV SEACOR Marlin. On September 13, 2018, the Company sold 51% of SEACOR Marlin LLC to MEXMAR Offshore (MI) LLC, a wholly owned subsidiary of MexMar, for $8.0 million in cash, which generated a gain of $0.4 million. As a result of the Framework Agreement Transactions, the Company owns all of the equity interests in SEACOR Marlin LLC. The results of operations of SEACOR Marlin LLC are included in net income (loss) in the “Combined Condensed Financial Information of Other Investees” for the portion of 2022 that the entity was a 50% or less owned company. During the year ended December 31, 2022, there was a distribution to the Company of $1.1 million.

SEACOR Marine Arabia LLC (“SEACOR Marine Arabia”) and other. The Company’s other 50% or less owned companies do not own or operate any vessels. During the years ended December 31, 2024, 2023 and 2022, the Company received dividends of $2.9 million, $2.2 million and $2.0 million from these 50% or less owned companies, respectively. During the years ended December 31, 2024, 2023 and 2022, no vessel management fees were received from these 50% or less owned companies.

4.
LEASES

The Company assesses at contract inception whether a contract is, or contains, a lease, defined as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In calculating the present value of lease payments, the Company uses its incremental borrowing rate at the lease commencement date when the interest rate implicit in the lease is not readily determinable and includes the Company’s assessment and impact of any extensions, escalations or special terms. The Company applies the short-term lease recognition exemption to its short-term leases of machinery and equipment (i.e., those leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option). It also applies the lease of low-value assets recognition exemption to leases of office equipment that are considered to be low value. As of December 31, 2024, the Company leased-in certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of December 31, 2024, the lease terms of certain facilities and other equipment range in duration from six to 264 months.

As of December 31, 2024, future minimum payments for leases for the years ended December 31 were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$806	$20
2026	474	13
2027	400	9
2028	341	—
2029	341	—
Years subsequent to 2029	2,531	—
	4,893	42
Interest component	(1,305)	(5)
	3,588	37
Current portion of long-term lease liabilities	606	17
Long-term lease liabilities	$2,982	$20

For the years ended December 31, the components of lease expense were as follows (in thousands):

	2024	2023
Operating lease costs	$1,216	$2,222
Finance lease costs:
Amortization of finance lease assets (1)	44	468
Interest on finance lease liabilities (2)	3	202
Short-term lease costs	462	526
	$1,725	$3,418

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the year ended December 31, 2024, supplemental cashflow information related to leases were as follows (in thousands):

2024
Operating cash flows from operating leases	$1,841
Financing cash outflows from finance leases	41
Right-of-use assets obtained for operating lease liabilities	—
Right-of-use assets obtained for finance lease liabilities	34

For the year ended December 31, 2024, other information related to leases were as follows:

2024
Weighted average remaining lease term, in years - operating leases	11.7
Weighted average remaining lease term, in years - finance leases	2.3
Weighted average discount rate - operating leases	6.2%
Weighted average discount - finance leases	10.0%

The Company recognized no impairment charges in the year ended December 31, 2024, $0.7 million for one such lease in the year ended December 31, 2023 and $0.7 million for one such lease in the year ended December 31, 2022.

5.
LONG-TERM DEBT

The Company’s long-term debt obligations as of December 31 were as follows (in thousands):

	2024	2023
2024 SMFH Credit Facility (1)	$350,000	$—
Guaranteed Notes (1)	—	90,000
New Convertible Notes (1)	—	35,000
2023 SMFH Credit Facility (1)	—	118,950
Sea-Cat Crewzer III Term Loan Facility (1)	—	14,227
SEACOR Delta Shipyard Financing (1)	—	68,647
SEACOR Alpine Credit Facility (1)	—	26,200
Total principal due for long-term debt	350,000	353,024
Current portion due within one year	(27,500)	(28,365)
Unamortized debt discount	(4,338)	(32,885)
Deferred issuance costs	(823)	(4,230)
Long-term debt, less current portion	$317,339	$287,544

(1)
Proceeds from the 2024 SMFH Credit Facility, dated November 27, 2024, were used to satisfy in full the Guaranteed Notes, the New Convertible Notes, the 2023 SMFH Credit Facility, the Sea-Cat Crewzer III Term Loan Facility, the SEACOR Delta Shipyard Financing, and the SEACOR Alpine Credit Facility. See details below.

The Company’s contractual long-term debt maturities for the years ended December 31 were as follows (in thousands):

2025	$27,500
2026	30,000
2027	30,000
2028	30,000
2029	232,500
Years subsequent to 2029	—
$350,000

As of December 31, 2024, the Company was in compliance with all debt covenants and lender requirements.

2024 SMFH Credit Facility. On November 27, 2024, SEACOR Marine, as parent guarantor, SEACOR Marine Foreign Holdings Inc. (“SMFH”), as borrower, and certain other wholly-owned subsidiaries of SEACOR Marine, as subsidiary guarantors, entered into a credit agreement providing for a senior secured term loan of up to $391.0 million (the “2024 SMFH Credit Facility” and such agreement, the “2024 SMFH Credit Agreement”) with an affiliate of EnTrust Global, as lender, Kroll Agency Services Limited, as facility agent, and Kroll Trustee Services Limited, as security trustee.

The 2024 SMFH Credit Facility is divided into two tranches, Tranche A in an amount of up to $350.0 million and Tranche B in an amount of up to $41.0 million.

The proceeds from Tranche A of the 2024 SMFH Credit Facility were used to:

(x) refinance $328.7 million of existing principal indebtedness comprised of:

(a) $90.0 million incurred under the Guaranteed Notes (as defined below),

(b) $35.0 million incurred the New Convertible Notes (as defined below),

(c) $109.8 million incurred under the 2023 SMFH Credit Facility (as defined below),

(d) $11.8 million incurred under the Sea-Cat Crewzer III Loan Facility (as defined below)

(e) $60.3 million incurred under the SEACOR Delta Shipyard Financing (as defined below), and

(f) $21.8 million incurred under the SEACOR Alpine Credit Facility (as defined below), and

(y) satisfy accrued and unpaid interest and fees, and for general corporate purposes.

The funds available under Tranche A of the 2024 SMFH Credit Facility were fully drawn by December 17, 2024.

The proceeds from Tranche B of the 2024 SMFH Credit Facility may be used to make a portion of the payments to Fujian Mawei Shipbuilding, Ltd. with respect to the shipbuilding contracts for the construction of two PSVs for a contract price of $41.0 million per vessel. The PSVs are each 4,650 tons deadweight with a 1,000 square meter deck area and equipped with medium speed diesel engines and an integrated battery energy storage system for higher fuel efficiency and lower running costs. The PSVs are expected to be delivered in the fourth quarter of 2026 and the first quarter of 2027, respectively. Up to $20.5 million of the commitments available under Tranche B of the 2024 SMFH Credit Facility may be used for payments under each PSV’s respective shipbuilding contract, for a total of $41.0 million of commitments available to put towards the cost of both PSVs. The commitments under Tranche B of the 2024 SMFH Credit Facility are available to be drawn until the earlier of delivery of each PSV and March 31, 2027.

The 2024 SMFH Credit Facility matures on the fifth anniversary of the date of initial funding (the “Maturity Date”), with quarterly amortization payments of (i) $5.0 million on March 31, 2025 and $7.5 million on each quarter thereafter with respect to Tranche A of the 2024 SMFH Credit Facility and (ii) beginning March 31, 2027, 2.13% of the principal amount outstanding under Tranche B of the 2024 SMFH Credit Facility, in each case with the remaining outstanding principal amount due on the Maturity Date. Principal amounts drawn under the 2024 SMFH Credit Facility bear interest at a fixed rate of 10.30% per annum. In addition, undrawn amounts committed under the 2024 SMFH Credit Facility bear a commitment fee of 3.00% per annum until such commitments are drawn or cancelled.

The loan may be prepaid at any time in amounts of $1.0 million or greater, subject to: (a) prior to the 12-month anniversary of funding, a premium equal to the remaining unpaid interest due over the first 15-months of the loan, and (b) after the 12-month anniversary of funding and prior to the 30-month anniversary of funding, a premium decreasing over time from 2.50% to 1.00%.

The 2024 SMFH Credit Facility contains customary covenants for financings of this type including financial maintenance and restrictive covenants, such as the aggregate collateral vessel value to the sum of the outstanding principal amounts of the loans. The 2024 SMFH Credit Facility restricts the payment of dividends and distributions and the ability of SMFH to make certain investments, subject to important exceptions. In addition, the 2024 SMFH Credit Facility includes customary events of default.

In connection with the 2024 SMFH Credit Facility, SEACOR Marine issued a guaranty with respect to the obligations of SMFH under the 2024 SMFH Credit Agreement and related documents (the “2024 SMFH Credit Facility Guaranty”). The 2024 SMFH Credit Facility Guaranty includes, among other customary covenants, various financial covenants, including (A) minimum Cash and Cash Equivalents (as defined in the 2024 SMFH Credit Facility) of the higher of $20.0 million and 7.5% of Net Interest-Bearing Debt (as defined in the 2024 SMFH Credit Agreement), (B) minimum Equity Ratio (as defined in the 2024 SMFH Credit Agreement) of 30% prior to and including the period ending December 31, 2026, and 35% thereafter, (C) maximum Debt-to-Capitalization Ratio (as defined in the 2024 SMFH Credit Agreement) of 65%. The 2024 SMFH Credit Facility Guaranty also restricts the payment of dividends and distributions.

During the year ended December 31, 2024, the Company recognized a loss on debt extinguishment of $31.9 million calculated as follows (in thousands):

Unamortized Debt Discount:
Guaranteed Notes	$5,599
New Convertible Notes	2,340
2023 SMFH Credit Facility	1,550
SEACOR Delta Shipyard Financing	15,654
25,143
Deferred Issuance Costs:
Guaranteed Notes	760
New Convertible Notes	287
2023 SMFH Credit Facility	512
Sea-Cat Crewzer III Term Loan Facility	1,058
SEACOR Alpine Credit Facility	492
3,109
Debt Prepayment Fees:
2023 SMFH Credit Facility	3,294
Sea-Cat Crewzer III Term Loan Facility	42
SEACOR Alpine Credit Facility	218
3,554
Third Party Fees	117
Loss on Debt Extinguishment	$31,923

The Carlyle Notes. On October 5, 2022, SEACOR Marine and certain funds affiliated with The Carlyle Group Inc. (“Carlyle” and such funds, the “Carlyle Investors”) entered into two agreements pursuant to which SEACOR Marine issued the Carlyle Investors (i) $90.0 million in aggregate principal amount of SEACOR Marine’s 8.0% / 9.5% Senior PIK Toggle Notes due 2026 (the “Guaranteed Notes”) and (ii) $35.0 million aggregate principal amount of SEACOR Marine’s 4.25% Convertible Senior Notes due 2026 (the “New Convertible Notes”) in exchange for all $175.0 million in aggregate principal amount of SEACOR Marine’s convertible senior notes due 2023 (the “Old Convertible Notes”) (and such exchange, the “Exchange Transactions”). During the year ended December 31, 2022, the Company recognized contractual interest expense of $4.0 million and amortization of debt discount and issuance costs of $4.0 million, for total interest expense of $8.0 million with respect to the Old Convertible Notes.

Guaranteed Notes. The Guaranteed Notes were issued pursuant to the Exchange Agreement (Guaranteed Notes) among SEACOR Marine, as issuer, Falcon Global Robert LLC, a wholly owned subsidiary of the Company (“FG Robert”), as the guarantor, and the Carlyle Investors (the “Guaranteed Notes Exchange Agreement”). Pursuant to the Guaranteed Notes Exchange Agreement, SEACOR Marine had the right to pay interest on the Guaranteed Notes (i) in cash at a rate of 8.0% per annum or (ii) partly in cash and partly in-kind by increasing the principal amount of the Guaranteed Notes or issuing additional Guaranteed Notes at a rate of 9.5% per annum (“Hybrid Interest”) with the cash portion of the Hybrid Interest bearing interest at a rate of 4.25% per annum and in the in-kind portion of the Hybrid Interest bearing interest at a rate of 5.25% per annum. The Guaranteed Notes were guaranteed on a senior unsecured basis by FG Robert, the owner of the LB Robert liftboat. The Guaranteed Notes would have matured on July 1, 2026 but proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the Guaranteed Notes.

New Convertible Notes. The New Convertible Notes were issued pursuant to the Exchange Agreement (Convertible Notes) among SEACOR Marine, as issuer, and the Carlyle Investors (the “Convertible Notes Exchange Agreement”). The New Convertible Notes bore interest at a rate of 4.25% per annum payable semi-annually in arrears. The New Convertible Notes were convertible into shares of Common Stock at the option of the holders at a conversion rate of 85.1064 shares per $1,000 in principal amount of New Convertible Notes (equivalent to a “Conversion Price” of $11.75) or into warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate SEACOR Marine’s compliance with the provisions of the Jones Act. In addition, SEACOR Marine had the right to cause the mandatory conversion of the New Convertible Notes into Common Stock if the daily volume-weighted average price (“VWAP”) of the Common Stock equals or exceeds (A) in the case of New Convertible Notes held by affiliates of Carlyle, 150% of the Conversion Price and (B) in the case of New Convertible Notes held by any Person other than affiliates of Carlyle, 115% of the Conversion Price, in each case for each of the 20 consecutive trading days. Proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the New Convertible Notes.

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

During the year ended December 31, 2024, the Company recognized contractual interest expense of $2.9 million and amortization of debt discount and issuance costs of $1.5 million, for total interest expense of $4.4 million. As of December 31, 2023, the unamortized discount and issuance costs were $3.7 million and $0.4 million, respectively, for a total net carrying amount of $30.9 million. In addition, during the year ended December 31, 2023, the Company recognized contractual interest expense of $2.9 million and amortization of debt discount and issuance costs of $1.4 million, for total interest expense of $4.3 million. As of December 31, 2022, the unamortized discount and issuance costs were $4.9 million and $0.6 million, respectively, for a total net carrying amount of $29.5 million. In addition, during the year ended December 31, 2022, the Company recognized contractual interest expense of $0.7 million and amortization of debt discount and issuance costs of $0.3 million, for total interest expense of $1.0 million. The New Convertible Notes would have matured on July 1, 2026 but proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the New Convertible Notes.

2023 SMFH Credit Facility. On September 8, 2023, SEACOR Marine, as parent guarantor, SMFH, as borrower, and certain other wholly owned subsidiaries of SEACOR Marine, as subsidiary guarantors, entered into a credit agreement providing for a $122.0 million senior secured term loan (the “2023 SMFH Credit Facility”) with certain affiliates of EnTrust Global, as lenders, Kroll Agency Services, Limited, as facility agent, and Kroll Trustee Services Limited, as security trustee for the purposes of creating a more rational and efficient capital structure for the Company by consolidating a number of different credit facilities with different lending groups into a single facility.

The proceeds of the 2023 SMFH Credit Facility were used to:

(x) refinance $104.8 million of existing principal indebtedness under five separate credit facilities,

(y) acquire 100% ownership of the Amy Clemons McCall, a 2014 built FSV, previously operated under lease and pledged as collateral under the 2023 SMFH Credit Facility, and

(z) satisfy accrued and unpaid interest, fees, and general corporate purposes.

The 2023 SMFH Credit Facility had quarterly amortization of 2.5% of the initial loan advanced thereunder, with the remaining outstanding principal amount due on the maturity date, and bore interest at a fixed rate of 11.75% per annum. The 2023 SMFH Credit Facility would have matured on September 14, 2028 but proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the 2023 SMFH Credit Facility.

During the year ended December 31, 2023, the Company expensed $1.8 million of payments for early terminations fees and $0.2 million of unamortized debt issuance costs related to the debt extinguishment.

Sea-Cat Crewzer III Term Loan Facility. On April 21, 2016, Sea-Cat Crewzer III LLC, a wholly owned subsidiary of the Company (“Sea-Cat Crewzer III”) entered into a €27.6 million term loan facility (payable in U.S. dollars) secured by the vessels owned by Sea-Cat Crewzer III and fully guaranteed by SEACOR Marine (as amended, the “Sea-Cat Crewzer III Loan Facility”). Borrowings under the facility bore interest at a commercial interest reference rate of 2.76% per annum. Proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the Sea-Cat Crewzer III Term Loan Facility.

SEACOR Delta Shipyard Financing. Eight PSVs built by COSCO Shipping Heavy Industry (Guangdong) Co., Ltd. (the “COSCO (Guangdong) Shipyard” and such PSVs, the “SEACOR Delta PSVs”) were acquired by vessel owning subsidiaries (“SEACOR Delta SPVs”) of SEACOR Offshore Delta LLC, a wholly owned subsidiary of the Company and formerly known as SEACOSCO Offshore LLC, pursuant to deferred purchase agreements with COSCO (Guangdong) Shipyard (the “SEACOR Delta Shipyard

Financing”). The SEACOR Delta Shipyard Financing provided for amortization of the purchase price for each SEACOR Delta PSV over a period of 10 years from delivery bearing a floating annual interest rate of three-month LIBOR, later amended to Term SOFR, plus 4.0%. SEACOR Offshore Delta LLC has taken delivery of all eight SEACOR Delta PSVs, seven with a 2018 or 2019 year of build, and one with a 2020 year of build. The payment obligations of the SEACOR Delta SPVs under the SEACOR Delta Shipyard Financing for each vessel were secured by a first lien mortgage on the vessel and a pledge of the SEACOR Delta SPV’s equity, and SEACOR Marine provided a limited deficiency guarantee solely with respect to the shortfall in vessel collateral value, if any, in the event the COSCO (Guangdong) Shipyard exercises its remedies under the mortgages. Proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the SEACOR Delta Shipyard Financing.

SEACOR Alpine Credit Facility. On June 16, 2023, SEACOR Alps LLC (“SEACOR Alps”), SEACOR Andes LLC (“SEACOR Andes”), and SEACOR Atlas LLC (“SEACOR Atlas” and, together with SEACOR Alps and SEACOR Andes, the “SEACOR Alpine Borrowers”), each a wholly owned subsidiary of the Company, as borrowers, entered into a $28.0 million senior secured term loan facility, by and among the SEACOR Alpine Borrowers, SEACOR Marine, as a guarantor, SEACOR Marine Alpine LLC, a wholly owned subsidiary of the Company, and Mountain Supply LLC, an affiliate of Hudson Structured Capital Management, as lender, facility agent and security trustee (the “SEACOR Alpine Credit Facility”). The proceeds of the SEACOR Alpine Credit Facility were used to satisfy in full amounts outstanding under certain shipyard financing provided by COSCO Shipping Heavy Industry (Zhoushan) Co.

The principal amount of each of the three tranches of the SEACOR Alpine Credit Facility had monthly installments of (i) $100,000 for the first eight (8) installments, (ii) $140,000 for the following twenty-four (24) installments, and (iii) $100,000 for each installment thereafter and bore interest at a fixed rate of 10.25% per annum. The SEACOR Alpine Credit Facility would have matured on June 27, 2028 but proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the SEACOR Alpine Credit Facility.

Letters of Credit. As of December 31, 2024, the Company had outstanding letters of credit totaling $0.4 million securing lease obligations, labor and performance guarantees.

6.
INCOME TAXES

Loss before income tax (benefit) expense and equity in earnings of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2024	2023	2022
United States	$(67,632)	$(3,576)	$(48,037)
Foreign	(15,255)	(335)	(21,881)
Eliminations	(160)	(160)	(160)
	$(83,047)	$(4,071)	$(70,078)

The components of income tax (benefit) expense for the years ended December 31 were as follows (in thousands):

	2024	2023	2022
Current:
Federal	$—	$(18)	$90
State	(44)	47	(78)
Foreign	11,111	13,831	8,473
	11,067	13,860	8,485
Deferred:
Federal	(13,629)	(5,062)	7
State	(53)	8	90
Foreign	—	(7)	—
	(13,682)	(5,061)	97
	$(2,615)	$8,799	$8,582

In October 2024, the Company received a tax assessment from the General Tax Authority in Qatar for $0.6 million relating to tax returns for the years 2018 through 2023 for which the Company is filing an appeal.

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	2024	2023	2022
Statutory rate	(21.0)%	(21.0)%	(21.0)%
Income (loss) of foreign subsidiaries not includable in U.S. return and foreign withholding tax	15.9%	223.4%	20.8%
Non-Deductible Expenses	0.1%	1.2%	0.3%
JV equity earnings	—%	—%	—%
Sale of investments in 50% or less owned companies	—%	—%	11.1%
162(m) - Executive compensation	1.8%	17.8%	—%
Return to provision	—%	—%	—%
State Taxes	(0.1)%	1.1%	—%
Subpart F Income and GILTI	1.3%	6.6%	0.7%
Share Award Plans	(1.1)%	(12.9)%	0.3%
Other	—%	—%	0.1%
Effective Tax Rate	(3.1)%	216.2%	12.3%

For the year ending December 31, 2024, the Company’s effective income tax rate of (3.1)% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S. for income tax purposes.

For the year ending December 31, 2023, the Company’s effective income tax rate of 216.2% was primarily due to foreign withholding taxes.

For the year ending December 31, 2022, the Company’s effective income tax rate of 12.3% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes, foreign losses for which there is no benefit in the U.S. for income tax purposes and the sale of investments in 50% or less owned companies.

The components of net deferred income tax liabilities as of December 31 were as follows (in thousands):

	2024	2023
Deferred tax liabilities:
Property and equipment	$43,732	$48,779
Other	684	3,533
Total deferred tax liabilities	44,416	52,312
Deferred tax assets:
Federal net operating loss carryforwards	16,501	10,887
Foreign tax credits	4,283	4,282
Deferred state taxes	1,934	1,894
Other	4,573	4,456
	27,291	21,519
Valuation allowance	(4,912)	(4,925)
Total deferred tax assets	22,379	16,594
Net deferred tax liabilities	$22,037	$35,718

The Section 163(j) interest deduction limitations were amended to limit the ability of the Company to deduct net interest expense to 30% of adjusted taxable income. For the year ended December 31, 2024, $1.2 million of interest expense was suspended and will carry forward. For the year ended December 31, 2023, $1.8 million of previously suspended interest was deductible.

Net operating losses generated in 2017 and prior may be carried forward 20 years (expiring in 2037). Future utilization of net operating losses (“NOL”) arising in tax years after December 31, 2017 are limited to 80% of taxable income and are allowed to be carried forward indefinitely. As of December 31, 2024, the Company has $78.6 million of net operating losses generated after 2017. As of December 31, 2023, the Company had utilized all of its remaining net operating losses generated prior to December 31, 2017.

As of December 31, 2024 and 2023, the Company's valuation allowance of $4.9 million consists of $4.3 million of foreign tax credit carryforwards which the Company expects to expire unutilized and $0.6 million of Louisiana state net operating loss carryforwards.

7.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2024		2023
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives not designated as hedging instruments:
Forward Exchange Contract	$—	$464	$608	$—

Economic Hedges. The Company may enter and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward exchange contract related to the purchase of hybrid battery power systems, the purchase price for which is denominated in Norwegian Kroner. During the years ended December 31, 2024 and December 31, 2023, the Company recognized losses of $0.9 million and gains of $0.6 million, respectively, on these contracts which were recognized in earnings.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component (if any) of outstanding borrowings to a fixed interest rate. As of December 31, 2024, there were no interest rate swaps held by the Company. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.5 million for the year ended December 31, 2023 and gains of $2.3 million for the year ended December 31, 2022 as a component of other comprehensive income (loss).

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

The following tables reflect amounts recorded in Other Comprehensive Income (Loss) (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2024	2023	2022
Interest rate swap contracts	$—	$56	$1,608
Joint venture interest rate swap contracts	—	—	941

	(Gains) Losses Reclassified from OCI into Income (Effective Portion)
Location of (Gains) Losses	2024	2023	2022
Interest expense	$—	$(571)	$694

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

Other Derivative Instruments. The Company had no derivative instruments not designated as hedging instruments for the year ended December 31, 2022 and recognized (losses) gains on derivative instruments not designated as hedging instruments for the years ended December 31, 2024 and 2023 as follows (in thousands):

	Derivative gains (losses), net
	2024	2023	2022
Forward currency exchange, option and future contracts	$(908)	$608	$—

The forward currency exchange contract relates to the purchase of hybrid battery power systems.

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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2024
LIABILITIES
Derivative instruments	$—	$464	$—
2023
ASSETS
Derivative instruments	$—	$608	$—

The fair value of the Company’s derivative instruments was estimated by utilizing a spot rate as of the measurement date provided by an independent third party.

The estimated fair values of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
2024
LIABILITIES
Long-term debt, including current portion	344,839	—	345,662	—
2023
LIABILITIES
Long-term debt, including current portion	315,909	—	307,653	—

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

Property and equipment. During the year ended December 31, 2024, the Company recognized impairment charges of $3.7 million for other equipment designated for a construction project that was indefinitely deferred and will no longer be completed. During the year ended December 31, 2023, the Company recognized impairment charges of $0.7 million for one leased-in AHTS to adjust for indicative cash flows and the cost to return the vessel to its owner. The impairment charges for the assets held for sale are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss).

Investments, at equity, in 50% or less owned companies. During the year ended December 31, 2024, the Company did not make any adjustments to any of its investments in 50% or less owned companies.

9.
WARRANTS

In connection with various transactions, the Company issued an aggregate of 2,560,456 warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (“Warrants”). As of December 31, 2024, 1,280,195 Warrants remain outstanding, which are comprised entirely of warrants issued to and held by the Carlyle Investors.

On November 13, 2024, 24,138 Warrants were exercised for a penny per share. In connection with the exercise of Warrants on November 13, 2024, 39 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

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

10.
STOCKHOLDERS' EQUITY

On November 13, 2024, 24,138 Warrants were exercised, resulting in 1,280,195 Warrants outstanding as of December 31, 2024, which are comprised entirely of warrants issued to the Carlyle Investors. In connection with the exercise of Warrants on November 13, 2024, 39 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

On January 17, 2023, 117,515 Warrants were exercised for a penny per share. In connection with the exercise of Warrants on January 17, 2023, 121 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

On November 9, 2023, 17,635 Warrants were exercised for a penny per share, which are comprised entirely of warrants issued to the Carlyle Investors. In connection with the exercise of Warrants on November 9, 2023, 16 shares of Common Stock were withheld as payment for the exercise price of the exercised Warrants.

On November 1, 2023, SEACOR Marine entered into an at-the-market sales agreement (the “Prior Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), relating to the issuance and sale from time to time by SEACOR Marine (the “Prior ATM Program”), as principal or through the Sales Agent, of shares of Common Stock having an aggregate gross sales price of up to $25.0 million (the “ATM Shares”). On February 7, 2025, SEACOR Marine entered into an at-the-market sales agreement (the “Sales Agreement”) with the Sales Agent, relating to the issuance and sale from time to time by SEACOR Marine, as principal or through the Sales Agent of the ATM Shares. The Prior Sales Agreement was terminated, effective upon the execution of the Sales Agreement. The sale of the ATM Shares if any, under the Sales Agreement may be made in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange (the “NYSE”), the existing trading market for the Common Stock, or any other market venue where the Common Stock may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The Sales Agent may also sell the ATM Shares by any other method permitted by law.

During the fourth quarter of 2023, the Company issued and sold 7,674 shares of Common Stock pursuant to the Prior ATM Program at an average price of $13.1891 per share, with net proceeds to the Company of $23,590, net of costs directly attributable to such issuance and sale of $77,623. No other shares of Common Stock were sold in 2023 or 2024 under the Prior ATM Program.

11.
NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests	2024	2023
VEESEA Holdings Inc.	1.8%	$321	$321

12.
SAVINGS AND MULTI-EMPLOYER PENSION PLANS

SEACOR Marine Savings Plan. Effective January 1, 2022, the Company increased its matching contributions to the “SEACOR Marine 401(k) Plan,” a Company sponsored defined contribution plan (the “Savings Plan”) from 2% to 3% of an employee’s wages, and effective July 1, 2022 the Company increased such contribution to 4%. The Savings Plan costs for the years ended December 31, 2024, 2023 and 2022 were $1.1 million, $1.1 million and $0.8 million, respectively.

MNOPF and MNRPF. Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom (“U.K.”): the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2024, all invoices received related to MNOPF and MNRPF have been settled in full.

On July 5, 2024, the Company was informed by the MNRPF $0.4 million (£0.3 million) of the cumulative funding deficit of the MNRPF was allocated to the Company as a participating employer, for which the Company paid in full in October 2024.

On November 6, 2024, the Company was informed by the MNOPF that no further contributions from participating employers were required based on the results of the 2024 valuation.

Other Plans. Certain employees participate in other defined contribution plans in various international regions. During the years ended December 31, 2024, 2023 and 2022, the Company incurred costs, primarily from employer matching contributions of $0.3 million, $0.7 million and $0.3 million, respectively.

13.
STOCK BASED COMPENSATION

Equity Incentive Plan. During 2017, the Company adopted the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (the “2017 Plan”) and at the annual meeting of shareholders held on June 9, 2020, the Company’s shareholders approved the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). At the annual meeting of shareholders held on June 7, 2022 (the “Approval Date”), the Company’s shareholders approved the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which authorized the issuance of 2,450,000 shares of Common Stock under the 2022 Plan plus 6,005 shares of Common Stock remaining available for issuance under the 2020 Plan as of the Approval Date that will be available for issuance under the 2022 Plan. The types of awards under the 2022 Plan may include stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. As of December 31, 2024, 1,005,288 shares of Common Stock remained available for issuance under the 2022 Plan.

Restricted stock typically vests from one to three years after the date of grant, and stock options to purchase shares of Common Stock typically vest and become exercisable from one to three years after date of grant and expire no later than the tenth anniversary of the date of grant for both employees and directors. Performance restricted stock units (“PRSUs”) typically vest on a cliff-basis after three years, subject to certain stock price performance goals. Pursuant to the applicable award agreements, restricted stock and stock options vest subject to the participant’s continued employment with the Company on the applicable vesting date, subject to accelerated vested upon the executive’s death or qualified retirement or, with respect to restricted stock, upon termination by the Company without “cause” (including for disability). Upon any such termination, PRSUs that have been earned with respect to the stock price performance goal(s) will be settled on the third anniversary of the grant date, without regard to the participants employment with the Company as of such date. For options granted, the fair value is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield; (b) weighted average expected volatility; (c) weighted average discount rate; and (d) expected life. The fair value of restricted stock, earned PRSUs and stock options issued to employees and directors, as applicable, is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. For all award types, forfeitures are recognized as incurred.

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

Share Award Transactions. Transactions in connection with the Company’s Equity Incentive Plans during the years ended December 31 were as follows:

	2024	2023	2022
Director Stock Awards Granted	43,504	60,938	60,787

Restricted Stock Activity:
Outstanding as of the beginning of year (1)	1,642,084	1,682,193	1,163,090
Granted	637,698	660,307	1,036,605
Vested (2)	(887,556)	(685,416)	(514,002)
Forfeited	—	(15,000)	(3,500)
Outstanding as of the end of year (3)	1,392,226	1,642,084	1,682,193

Stock Option Activity:
Outstanding as of the beginning of year	1,026,031	1,026,865	1,061,357
Granted	—	—	—
Exercised (4)	(12,166)	(834)	(34,492)
Forfeited	—	—	—
Outstanding as of the end of year	1,013,865	1,026,031	1,026,865

(1)
Includes 342,385, 268,413 and 31,491 grants of performance-based restricted stock units as of December 31, 2023, 2022 and 2021, respectively, that satisfied the performance obligation and are therefore likely to vest. Excludes 156,620, 216,172 and 354,964 grants of performance-based restricted stock units as of December 31, 2023, 2022 and 2021, respectively, that are not considered outstanding until such time that they become probable to vest.
(2)
Includes 157,455, 73,972 and 236,922 vested grants of performance-based restricted stock units as of December 31, 2024, 2023 and 2022, respectively.
(3)
Includes 215,853, 342,385 and 268,413 grants of performance-based restricted stock units as of December 31, 2024, 2023 and 2022, respectively, that satisfied the performance obligation and are therefore likely to vest. Excludes 326,597, 156,620 and 216,172 grants of performance-based restricted stock units as of December 31, 2024, 2023 and 2022, respectively, that are not considered outstanding until such time that they become probable to vest.
(4)
The intrinsic value of the options exercised was less than $0.1 million.

During the year ended December 31, 2024, the Company recognized $6.8 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the 2017 Plan, the 2020 Plan and the 2022 Plan with a recognized tax benefit of $11.2 million. As of December 31, 2024, the Company had approximately $7.8 million in total unrecognized compensation costs. The weighted average period over which the compensation cost of non-vested awards will be recognized is approximately 0.73 years for restricted stock and there are no unvested stock options.

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

The weighted average fair value of restricted stock granted under the 2017 Plan, the 2020 Plan and the 2022 Plan were $12.03, $9.67 and $5.92 for the year ended December 31, 2024, 2023 and 2022, respectively. The fair value was based on the closing price of the Company’s stock on the day of the grant. The Company did not grant any options in the years ended December 31, 2024, 2023 and 2022. There were 12,166, 834 and 34,492 stock options exercised in December 31, 2024, 2023 and 2022, respectively.

During the year ended December 31, 2024, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Price
Non-Vested as of December 31, 2023	1,642,084	$7.53
Granted	637,698	12.03
Vested	(887,556)	12.28
Forfeited	—	—
Non-Vested as of December 31, 2024	1,392,226	10.40

During the year ended December 31, 2024, the number of shares and the weighted average exercise price on stock option transactions were as follows:

	Stock Options
	Number of Shares	Weighted Average Grant Price
Outstanding as of December 31, 2023	1,026,031	$12.66
Granted	—	—
Exercised	(12,166)	11.48
Forfeited	—	—
Outstanding as of December 31, 2024 (1)	1,013,865	12.68
Exercisable as of December 31, 2024 (2)	1,013,865	12.68

(1)
The weighted average remaining contractual term is 3.8 years and the intrinsic value of the options exercised was $0.4 million.
(2)
The weighted average remaining contractual term is 3.8 years and the intrinsic value of the options exercisable was $0.4 million.
14.
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

Transactions with Carlyle

On December 16, 2024, proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the Guaranteed Notes and New Convertible Notes described below. As a result of such repayment, the Carlyle Investors’ director nomination and board observation rights have terminated.

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

Guaranteed Notes. The Guaranteed Notes were issued pursuant to the Exchange Agreement (Guaranteed Notes) among SEACOR Marine, as issuer, FG Robert, as the guarantor, and the Carlyle Investors. Pursuant to the Guaranteed Notes Exchange Agreement, SEACOR Marine had the right to pay (i) in cash at a rate of 8.0% per annum or (ii) partly in cash and partly in-kind by increasing the principal amount of the Guaranteed Notes or issuing additional Guaranteed Notes at a rate of 9.5% per annum (“Hybrid Interest”) with the cash portion of the Hybrid Interest bearing interest at a rate of 4.25% per annum and in the in-kind portion of the Hybrid Interest bearing interest at a rate of 5.25% per annum. The Guaranteed Notes were guaranteed on a senior unsecured basis by FG Robert, the owner of the LB Robert liftboat.

SEACOR Marine could redeem some or all of the Guaranteed Notes at any time in minimum denominations of $10.0 million, upon not less than 30 nor more than 60 calendar days’ notice, at a price equal to (a) 101% of the principal amount of the Guaranteed Notes redeemed, if redeemed prior to October 1, 2024 and (b) 100% of the principal amount of the Guaranteed Notes redeemed, if redeemed on or after October 1, 2024, in each case plus accrued and unpaid interest, if any, to, but not including, the redemption date, provided, SEACOR Marine could not redeem the Guaranteed Notes if the principal amount of Guaranteed Notes and New Convertible Notes outstanding will be equal to or less than $50.0 million in the aggregate, unless SEACOR Marine redeems all of the Guaranteed Notes in whole.

The Guaranteed Notes Exchange Agreement contained certain customary covenants that among others, limited the ability of (i) SEACOR Marine and FG Robert to incur indebtedness, (ii) FG Robert to create or incur liens, (iii) SEACOR Marine to create liens on the ownership interest of FG Robert, (iv) FG Robert to sell assets, and (v) SEACOR Marine to sell the ownership interest of FG Robert, as well as customary representations and warranties made by SEACOR Marine, FG Robert and the Carlyle Investors and customary events of default. The Guaranteed Notes would have matured on July 1, 2026 but proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the Guaranteed Notes.

New Convertible Notes. The New Convertible Notes were issued pursuant to the Exchange Agreement (Convertible Notes) among SEACOR Marine, as issuer, and the Carlyle Investors. The New Convertible Notes bore interest at a rate of 4.25% per annum payable semi-annually in arrears. The New Convertible Notes were convertible into shares of Common Stock at the option of the holders at a conversion rate of 85.1064 shares per $1,000 in principal amount of New Convertible Notes (equivalent to a “Conversion Price” of $11.75) or into warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate SEACOR Marine’s compliance with the provisions of the Jones Act. In addition, SEACOR Marine had the right to cause the mandatory conversion of the New Convertible Notes into Common Stock if the daily VWAP of the Common Stock equals or exceeds (A) in the case of New Convertible Notes held by affiliates of Carlyle, 150% of the Conversion Price and (B) in the case of New Convertible Notes held by any Person other than Carlyle, 115% of the Conversion Price, in each case for each of the 20 consecutive trading days.

If SEACOR Marine underwent a Company Fundamental Change (as defined in the Convertible Notes Exchange Agreement), the holders of the New Convertible Notes could require SEACOR Marine to purchase for cash all or part of the New Convertible Notes at a price equal to 100% of the principal amount the New Convertible Notes to be purchased, plus accrued and unpaid interest to the date of purchase. The New Convertible Notes could be redeemed, in whole but not in part and only if certain conditions are met, as more fully described in the Convertible Notes Exchange Agreement, at a price equal to 100% of the principal amount of the New Convertible Notes to be redeemed, plus accrued and unpaid interest to the date of redemption. The New Convertible Notes would have matured on July 1, 2026 but proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the New Convertible Notes.

Under the Convertible Notes Exchange Agreement, the Carlyle Investors had the ability to nominate one director to the Board of Directors if the Carlyle Investors, solely as a result of their ownership of shares of Common Stock owned by the Investors as of October 5, 2022 and ownership of the New Convertible Notes and warrants (including the shares of common stock of the Company issuable upon conversion or exercise thereof), beneficially own collectively 10% or more of the outstanding shares of common stock of the Company. The Carlyle Investors did not exercise this right. Ms. Anna Mire had been designated by the Carlyle Investors to observe meetings of the Board of Directors pursuant to the Carlyle Investors’ observer rights under the Convertible Notes Exchange Agreement and the Guaranteed Notes Exchange Agreement. As noted above, the Carlyle Investors’ director nomination and board observation rights terminated on December 16, 2024 in connection with the payoff of the New Convertible Notes and Guaranteed Notes.

The Convertible Notes Exchange Agreement contained customary representations and warranties made by SEACOR Marine and the Carlyle Investors and contained customary events of default and covenants. The Convertible Notes Exchange Agreement and the transactions contemplated thereby were subject to the oversight of, and received advance approval from, the Audit Committee.

During 2024 and 2023, the Carlyle Investors exercised 24,138 and 135,150 warrants, respectively. During 2022, the Carlyle Investors did not exercise any warrants. As of December 31, 2024, the Carlyle Investors had 1,280,195 outstanding warrants.

Transactions with CME

Mr. Alfredo Miguel Bejos, a member of the Board of Directors, currently serves as President and Chief Executive Officer of CME. In accordance with the Related Transaction Policy, the Audit Committee has adopted guidelines for addressing ongoing CME-related transactions.

Prior to the consummation of the Framework Agreement Transactions described below, the Company participated in a variety of joint ventures with CME, including MexMar, SEACOR Marlin LLC and OVH. The joint venture agreements for each of these joint ventures were negotiated at arms-length in the ordinary course of business. MexMar was a joint venture company that was 49% owned by a wholly owned subsidiary of the Company and 51% owned by subsidiaries of CME. SEACOR Marlin LLC was a joint venture company that was 49% owned by a wholly owned subsidiary of the Company and 51% owned by a wholly owned subsidiary of MexMar.

OVH was a joint venture company that was 49% owned by a wholly owned subsidiary of the Company and 51% owned by a subsidiary of CME.

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

15.
COMMITMENTS AND CONTINGENCIES

As of December 31, 2024, the Company had unfunded capital commitments of $90.0 million consisting of $82.7 million in respect of the construction of two PSVs, $4.4 million in respect of four hybrid battery power systems and $2.9 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $41.6 million is payable during 2025, $29.9 million is payable during 2026 and the remainder payable during 2027. In accordance with the terms of the 2024 SMFH Credit Facility, $18.0 million of the proceeds from the sale of two AHTS was designated to make payments on the construction of two PSVs of which $16.0 million remained in a restricted account as of December 31, 2024. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda., an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$26.4 million based on a historical potential levy of R$12.87 million (USD $4.3 million and USD $2.1 million, respectively, based on the exchange rate as of December 31, 2024).

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2024, all invoices received related to MNOPF and MNRPF have been settled in full.

On July 5, 2024, the Company was informed by the MNRPF that $0.4 million (£0.3 million) of the cumulative funding deficit of the MNRPF was allocated to the Company as a participating employer, for which the Company paid in full in October 2024.

On November 6, 2024, the Company was informed by the MNOPF that no further contributions from participating employers were required based on the results of the 2024 valuation.

16.
MAJOR CUSTOMERS AND SEGMENT INFORMATION

During the year ended December 31, 2024, Azule Energy Angola S.p.A., a joint venture between BP p.l.c. and Eni S.p.A., and SEACOR Marine Arabia, a joint venture of which the Company owns 45% and through which vessels are in service to Saudi Arabian Oil Company, were responsible for $57.6 million or 21% and $51.0 million or 19%, respectively, of the Company’s total consolidated operating revenues. During the year ended December 31, 2023, ExxonMobil, SEACOR Marine Arabia and Azule Energy Angola S.p.A. were responsible for $47.7 million or 17%, $43.2 million or 15% and $42.4 million or 15%, respectively, of the Company’s total consolidated operating revenues. During the year ended December 31, 2022, ExxonMobil and SEACOR Marine Arabia were responsible for $39.6 million or 18% and $30.1 million or 14%, respectively, of the Company’s total consolidated operating revenues.

For the years ended December 31, 2024, 2023 and 2022, the ten largest customers of the Company accounted for approximately 76%, 73% and 66%, respectively, of the Company’s operating revenues. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

For the years ended December 31, 2024, 2023 and 2022, approximately 87%, 79% and 72%, respectively, of the Company’s operating revenues and $2.3 million, $3.6 million and $7.0 million, respectively, of equity in earnings from 50% or less owned companies, net of tax, were derived from its foreign operations.

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

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2024
Operating Revenues:
Time charter	$31,991	$99,410	$70,346	$52,573	$254,320
Bareboat charter	—	—	—	1,464	1,464
Other marine services	3,808	5,272	1,979	4,518	15,577
	35,799	104,682	72,325	58,555	271,361
Direct Costs and Expenses:
Operating:
Personnel	24,459	21,887	24,132	15,063	85,541
Repairs and maintenance	6,618	13,537	13,047	7,183	40,385
Drydocking	8,604	4,774	2,796	5,277	21,451
Insurance and loss reserves	2,992	2,329	3,147	1,426	9,894
Fuel, lubes and supplies	3,351	7,197	4,184	5,215	19,947
Other	509	12,723	4,425	2,377	20,034
	46,533	62,447	51,731	36,541	197,252
Direct Vessel (Loss) Profit	$(10,734)	$42,235	$20,594	$22,014	$74,109
Other Costs and Expenses:
Lease expense	$555	$507	$301	$315	1,678
Administrative and general					44,713
Depreciation and amortization	12,334	17,497	13,276	8,521	51,628
					98,019
Gains on asset dispositions and impairments, net					13,481
Operating loss					$(10,429)
As of December 31, 2024
Property and Equipment:
Historical cost	$195,756	$325,000	$240,075	$139,583	$900,414
Accumulated depreciation	(104,771)	(121,320)	(97,908)	(43,449)	(367,448)
	$90,985	$203,680	$142,167	$96,134	$532,966
Total Assets(1)	$120,347	$241,278	$174,410	$117,475	$653,510

(1)
Total Assets exclude $73.6 million of corporate assets.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2023
Operating Revenues:
Time charter	$41,850	$87,729	$66,407	$55,399	$251,385
Bareboat charter	—	—	—	1,460	1,460
Other marine services	17,678	2,582	4,345	2,061	26,666
	59,528	90,311	70,752	58,920	279,511
Direct Costs and Expenses:
Operating:
Personnel	26,110	20,434	20,786	14,440	81,770
Repairs and maintenance	5,146	9,624	7,109	4,947	26,826
Drydocking	2,314	2,946	(99)	1,437	6,598
Insurance and loss reserves	3,752	1,727	3,638	839	9,956
Fuel, lubes and supplies	3,697	6,830	3,552	3,108	17,187
Other	1,427	10,072	3,961	1,853	17,313
	42,446	51,633	38,947	26,624	159,650
Direct Vessel Profit	$17,082	$38,678	$31,805	$32,296	$119,861
Other Costs and Expenses:
Lease expense	$536	$1,498	$360	$354	2,748
Administrative and general					49,183
Depreciation and amortization	14,685	15,346	14,760	9,030	53,821
					105,752
Gains on asset dispositions and impairments, net					21,409
Operating income					$35,518
As of December 31, 2023
Property and Equipment:
Historical cost	$209,262	$272,272	$267,079	$170,210	$918,823
Accumulated depreciation	(99,137)	(93,045)	(94,708)	(37,251)	(324,141)
	$110,125	$179,227	$172,371	$132,959	$594,682
Total Assets(1)	$142,264	$215,158	$199,174	$152,427	$709,023

(1)
Total Assets exclude $71.3 million of corporate assets.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2022
Operating Revenues:
Time charter	$51,272	$60,060	$52,080	$40,122	$203,534
Bareboat charter	—	—	—	1,374	1,374
Other marine services	9,528	(163)	762	2,290	12,417
	60,800	59,897	52,842	43,786	217,325
Direct Costs and Expenses:
Operating:
Personnel	25,201	16,436	22,376	13,769	77,782
Repairs and maintenance	7,049	9,229	8,111	7,107	31,496
Drydocking	8,978	2,339	6,569	274	18,160
Insurance and loss reserves	4,831	1,178	2,838	1,115	9,962
Fuel, lubes and supplies	3,345	8,022	5,089	2,833	19,289
Other	1,235	7,175	4,633	2,253	15,296
	50,639	44,379	49,616	27,351	171,985
Direct Vessel Profit	$10,161	$15,518	$3,226	$16,435	$45,340
Other Costs and Expenses:
Lease expense	$998	$1,691	$156	$1,024	3,869
Administrative and general					40,911
Depreciation and amortization	17,444	13,708	16,331	8,474	55,957
					100,737
Gains on asset dispositions and impairments, net					1,398
Operating loss					$(53,999)
As of December 31, 2022
Property and Equipment:
Historical cost	$232,740	$285,303	$286,745	$162,895	$967,683
Accumulated depreciation	(101,503)	(92,030)	(89,444)	(27,801)	(310,778)
	$131,237	$193,273	$197,301	$135,094	$656,905
Total Assets(1)	$174,081	$211,371	$215,497	$150,650	$751,599

(1)
Total Assets exclude $64.0 million of corporate assets.

17.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements.