Form 10-Q
period 2025-03-31
SEACOR Marine Holdings Inc.
filed 2025-04-30
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of April 25, 2025 was 26,852,347. The registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$42,988	$59,491
Restricted cash	2,440	16,649
Receivables:
Trade, net of allowance for credit loss of $4,338 and $4,745 as of March 31, 2025 and December 31, 2024, respectively	63,946	69,888
Other	8,811	7,913
Tax receivable	1,602	1,601
Inventories	2,827	2,760
Prepaid expenses and other	6,075	4,406
Assets held for sale	12,195	10,943
Total current assets	140,884	173,651
Property and Equipment:
Historical cost	881,961	900,414
Accumulated depreciation	(365,422)	(367,448)
	516,539	532,966
Construction in progress	27,248	11,904
Net property and equipment	543,787	544,870
Right-of-use asset - operating leases	3,293	3,436
Right-of-use asset - finance leases	28	36
Investments, at equity, and advances to 50% or less owned companies	4,507	3,541
Other assets	1,665	1,577
Total assets	$694,164	$727,111
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$540	$606
Current portion of finance lease liabilities	11	17
Current portion of long-term debt	30,000	27,500
Accounts payable	28,445	29,236
Accrued wages and benefits	2,757	5,229
Accrued interest	—	1,618
Accrued capital, repair and maintenance expenditures	4,746	8,791
Unearned revenue	2,548	2,534
Accrued insurance deductibles and premiums	3,009	3,561
Derivatives	—	464
Other current liabilities	3,354	5,486
Total current liabilities	75,410	85,042
Long-term operating lease liabilities	2,926	2,982
Long-term finance lease liabilities	17	20
Long-term debt	310,108	317,339
Deferred income taxes	20,312	22,037
Deferred gains and other liabilities	1,356	1,369
Total liabilities	410,129	428,789
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 29,296,136 and 28,466,326 shares issued as of March 31, 2025 and December 31, 2024, respectively	293	287
Additional paid-in capital	480,904	479,283
Accumulated deficit	(196,089)	(180,600)
Shares held in treasury of 1,088,028 and 796,965 as of March 31, 2025 and December 31, 2024, respectively, at cost	(9,628)	(8,110)
Accumulated other comprehensive income, net of tax	8,234	7,141
	283,714	298,001
Noncontrolling interests in subsidiaries	321	321
Total equity	284,035	298,322
Total liabilities and equity	$694,164	$727,111

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended March 31,
	2025	2024
Operating Revenues	$55,499	$62,770
Costs and Expenses:
Operating	41,928	48,099
Administrative and general	11,486	11,917
Lease expense	337	481
Depreciation and amortization	12,810	12,882
	66,561	73,379
Gains (Losses) on Asset Dispositions and Impairments, Net	5,809	(1)
Operating Loss	(5,253)	(10,610)
Other Income (Expense):
Interest income	436	593
Interest expense	(9,586)	(10,309)
Derivative gains (losses), net	125	(543)
Foreign currency losses, net	(1,196)	(80)
Other, net	—	(95)
	(10,221)	(10,434)
Loss Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	(15,474)	(21,044)
Income Tax Expense	904	925
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(16,378)	(21,969)
Equity in Earnings (Losses) of 50% or Less Owned Companies	889	(1,100)
Net Loss	$(15,489)	$(23,069)

Net Loss Per Share:
Basic	$(0.56)	$(0.84)
Diluted	(0.56)	(0.84)
Weighted Average Common Stock and Warrants Outstanding:
Basic	27,908,297	27,343,604
Diluted	27,908,297	27,343,604

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net Loss	$(15,489)	$(23,069)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	1,093	(71)
	1,093	(71)
Income Tax Expense	—	—
	1,093	(71)
Comprehensive Loss	$(14,396)	$(23,140)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Three Months Ended March 31, 2025
December 31, 2024	27,669,361	$287	$479,283	796,965	$(8,110)	$(180,600)	$7,141	$321	$298,322
Restricted stock grants	644,880	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	1,621	—	—	—	—	—	1,621
Restricted stock vesting	(216,874)	—	—	216,874	(1,141)	—	—	—	(1,141)
Performance restricted stock vesting	110,741	—	—	74,189	(377)	—	—	—	(377)
Net loss	—	—	—	—	—	(15,489)	—	—	(15,489)
Other comprehensive income	—	—	—	—	—	—	1,093	—	1,093
March 31, 2025	28,208,108	$293	$480,904	1,088,028	$(9,628)	$(196,089)	$8,234	$321	$284,035

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Three Months Ended March 31, 2024
December 31, 2023	27,184,778	$280	$472,692	481,014	$(4,221)	$(102,425)	$7,577	$321	$374,224
Restricted stock grants	563,271	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	1,639	—	—	—	—	—	1,639
Exercise of options	9,166	—	102	—	—	—	—	—	102
Restricted stock vesting	(251,333)	—	—	251,333	(3,081)	—	—	—	(3,081)
Performance restricted stock vesting	96,150	—	—	61,305	(769)	—	—	—	(769)
Net loss	—	—	—	—	—	(23,069)	—	—	(23,069)
Other comprehensive loss	—	—	—	—	—	(115)	(71)	—	(186)
March 31, 2024	27,602,032	$286	$474,433	793,652	$(8,071)	$(125,609)	$7,506	$321	$348,866

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(15,489)	$(23,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,810	12,882
Deferred financing costs amortization	43	295
Stock-based compensation expense	1,627	1,645
Debt discount amortization	226	1,926
Allowance for credit losses	(407)	3
(Gains) losses from equipment sales, retirements or impairments	(5,809)	1
Derivative (gains) losses	(125)	543
Interest on finance leases	1	—
Settlements on derivative transactions, net	(373)	164
Currency losses	1,196	80
Deferred income taxes	(1,725)	(1,845)
Equity (earnings) losses	(889)	1,100
Changes in Operating Assets and Liabilities:
Accounts receivables	5,333	4,291
Other assets	(1,681)	(1,290)
Accounts payable and accrued liabilities	(6,204)	(3,895)
Net cash used in operating activities	(11,466)	(7,169)
Cash Flows from Investing Activities:
Purchases of property and equipment	(20,795)	(3,416)
Proceeds from disposition of property and equipment	8,472	—
Net cash used in investing activities	(12,323)	(3,416)
Cash Flows from Financing Activities:
Payments on long-term debt	(5,000)	(7,530)
Payments on long-term debt issuance costs	(396)	—
Payments on finance leases	(9)	(9)
Tax withholdings on restricted stock vesting and director share awards	(1,518)	(3,850)
Net cash used in financing activities	(6,923)	(11,389)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	2
Net Change in Cash, Restricted Cash and Cash Equivalents	(30,712)	(21,972)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	76,140	84,131
Cash, Restricted Cash and Cash Equivalents, End of Period	$45,428	$62,159
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$10,935	$6,062
Noncash Investing and Financing Activities:
(Decrease) increase in capital expenditures in accounts payable and accrued liabilities	(5,182)	133

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Marine Holdings Inc. and its consolidated subsidiaries, and any reference in this Quarterly Report on Form 10-Q to “SEACOR Marine” refers to SEACOR Marine Holdings Inc. without its consolidated subsidiaries.

Recently Adopted Accounting Standards.

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. The Company adopted the standard as of December 31, 2024 and the adoption of the standard did not have a material effect on the Company’s consolidated financial position, results of operations or disclosures.

Recently Issued Accounting Standards.

On December 14, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose, on an annual basis, information about their effective tax rate reconciliation and information on income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. While early adoption is permitted, the Company has determined it will not early adopt the standard. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position or results of operations.

On October 9, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the United States Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The effective date is contingent on when the SEC removes the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position, results of operations or disclosures.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Balance at beginning of period	$2,534	$687
Unearned revenues during the period	1,325	6,689
Revenues recognized during the period	(1,311)	(4,842)
Balance at end of period	$2,548	$2,534

As of March 31, 2025 and December 31, 2024, the Company had unearned revenue of $2.5 million and $2.5 million, respectively, primarily related to mobilization of vessels.

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

Restricted Cash. Restricted cash primarily relates to banking and credit facility requirements.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of March 31, 2025, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was no capitalized interest recognized during the three months ended March 31, 2025 or 2024.

Assets Held for Sale. As of March 31, 2025, one fast support vessel (“FSV”), with a carrying value of $1.5 million, one platform support vessel (“PSV”), with a carrying value of $5.4 million, both previously included in the Middle East and Asia segment, and one PSV, with a carrying value of $5.3 million, previously included in the United States (primarily Gulf of America) segment, were classified as assets held for sale and subsequently sold during the second quarter of 2025. See “Note 12. Subsequent Events” in the unaudited consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2025 and 2024, the Company did not record impairment charges on any owned or leased-in vessels. Impairment charges are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss). Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of March 31, 2025, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the three months ended March 31, 2025, the Company’s effective income tax rate of 5.8% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit for U.S. income tax purposes.

Earnings (Loss) Per Share. Basic earnings/loss per share of Common Stock of SEACOR Marine is computed based on the weighted average number of shares of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the New Convertible Notes unless anti-dilutive. As of December 31, 2024, the Company no longer had New Convertible Notes as a result of the completion of the 2024 SMFH Credit Facility as previously described in the 2024 Annual Report. See “Note 12. Subsequent Events” in the unaudited consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

For the three months ended March 31, 2024, diluted loss per share of Common Stock excluded 2,978,724 shares of Common Stock issuable upon conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

In addition, for the three months ended March 31, 2025 and 2024 diluted loss per share of Common Stock excluded 1,266,954 and 1,378,797 shares of restricted stock, respectively, and 1,008,865 and 1,016,865 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

2.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2025, capital expenditures were $20.8 million and there were no equipment deliveries. During the three months ended March 31, 2025, the Company sold one liftboat and other equipment for net cash proceeds of $8.5 million, after transaction costs, and a gain of $5.8 million. During the three months ended March 31, 2024, there were no equipment deliveries and no vessel sales.

3.
INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	Ownership	March 31, 2025	December 31, 2024
Seabulk Angola	49.0%	$1,141	$962
SEACOR Marine Arabia	45.0%	3,294	2,508
Other	20.0% - 50.0%	72	71
		$4,507	$3,541

4.
LONG-TERM DEBT

The Company’s long-term debt obligations as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
2024 SMFH Credit Facility	$345,000	$350,000
Current portion due within one year	(30,000)	(27,500)
Unamortized debt discount	(4,112)	(4,338)
Deferred financing costs	(780)	(823)
Long-term debt, less current portion	$310,108	$317,339

As of March 31, 2025, the Company was in compliance with all debt covenants and lender requirements.

Letters of Credit. As of March 31, 2025, the Company had outstanding letters of credit of $0.4 million securing lease obligations, labor and performance guaranties.

5.
LEASES

As of March 31, 2025, the Company leased-in certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms of certain facilities and other equipment had a duration ranging from six to 264 months.

As of March 31, 2025, future minimum payments for leases for the remainder of 2025 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$807	$10
2026	474	13
2027	400	9
2028	341	—
2029	341	—
Years subsequent to 2029	2,531	—
	4,894	32
Interest component	(1,428)	(4)
	3,466	28
Current portion of long-term lease liabilities	540	11
Long-term lease liabilities	$2,926	$17

For the three months ended March 31, 2025 and 2024 the components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$200	$394
Finance lease costs:
Amortization of finance lease assets (1)	11	10
Interest on finance lease liabilities (2)	1	—
Short-term lease costs	137	87
	$349	$491

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the three months ended March 31, 2025 supplemental cash flow information related to leases was as follows (in thousands):

2025
Operating cash outflows from operating leases	$178
Financing cash outflows from finance leases	9
Right-of-use assets obtained for operating lease liabilities	—
Right-of-use assets obtained for finance lease liabilities	—

For the three months ended March 31, 2025 other information related to leases was as follows:

2025
Weighted average remaining lease term, in years - operating leases	11.5
Weighted average remaining lease term, in years - finance leases	2.4
Weighted average discount rate - operating leases	6.1%
Weighted average discount rate - finance leases	10.8%

6.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the three months ended March 31, 2025:

Statutory rate	(21.0)%
Income (loss) of foreign subsidiaries not includable in U.S. return and foreign withholding tax	25.0%
162(m) - Executive compensation	2.0%
Subpart F Income and GILTI	1.4%
Share Award Plans	(1.5)%
Other	(0.1)%
Effective income tax rate	5.8%

7.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives not designated as hedging instruments:
Forward Exchange Contract	$34	$—	$—	$464

Economic Hedges. The Company may enter and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward exchange contract related to the purchase of four hybrid battery power systems, the purchase price for which is denominated in Norwegian Kroner. The Company recognized gains of $0.1 million during the three months ended March 31, 2025 and losses of $0.5 million during the three months ended March 31, 2024 on this contract, which were recognized in earnings.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. As of March 31, 2025 and December 31, 2024, there were no interest rate swaps held by the Company.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the three months ended March 31, 2025 and 2024 as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Forward currency exchange, option, and future contracts	$125	$(543)

The forward currency exchange contract relates to the purchase of four hybrid battery power systems discussed in “—Economic Hedges” above.

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

The Company’s financial assets and liabilities as of March 31, 2025 and December 31, 2024 that are measured at fair value on a recurring basis were as follows (in thousands):

March 31, 2025	Level 1	Level 2	Level 3
ASSETS
Derivative instruments	$—	$34	$—
December 31, 2024
LIABILITIES
Derivative instruments	$—	$464	$—

The fair value of the Company’s derivative instruments was estimated by utilizing a spot rate as of the measurement date provided by an independent third party.

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

		Estimated Fair Value
March 31, 2025	Carrying Amount	Level 1	Level 2	Level 3
LIABILITIES
Long-term debt, including current portion	340,108	—	340,888	—
December 31, 2024
LIABILITIES
Long-term debt, including current portion	344,839	—	345,662	—

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

Property and equipment. During the three months ended March 31, 2025, the Company recognized no impairment charges. During the year ended December 31, 2024, the Company recognized impairment charges totaling $3.7 million for other equipment designated for a construction project that was indefinitely deferred and will no longer be completed.

9.
COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company had unfunded capital commitments of $72.9 million consisting of $67.8 million in respect of the construction of two PSVs, $2.8 million in respect of four hybrid battery power systems and $2.3 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $31.2 million is payable during the remainder of 2025, $30.7 million is payable during 2026 and the remainder is payable during 2027. In accordance with the terms of the 2024 SMFH Credit Facility as previously described in the 2024 Annual Report, $18.0 million of the proceeds from the sale of two anchor handling towing supply vessels (“AHTS”) was designated to make payments on the construction of two PSVs of which $1.8 million remained in a restricted account as of March 31, 2025. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels. This tranche remained undrawn as of March 31, 2025.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda, an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$26.7 million based on a historical potential levy of R$12.87 million (USD $4.6 million and USD $2.2 million, respectively, based on the exchange rate as of March 31, 2025).

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of March 31, 2025, all invoices received related to MNOPF and MNRPF have been settled in full.

10.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the three months ended March 31, 2025 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2024 (1)	1,392,226
Granted	644,880
Vested (2)	(770,152)
Forfeited	—
Outstanding as of March 31, 2025 (3)	1,266,954

Stock Option Activity:
Outstanding as of December 31, 2024	1,013,865
Granted	—
Exercised	—
Forfeited	(5,000)
Outstanding as of March 31, 2025	1,008,865

(1)
Includes 215,853 grants of performance-based restricted stock units that satisfied the performance obligation and are therefore likely to vest and excludes 326,597 grants of performance-based restricted stock units that are not considered outstanding until such time that they become probable to vest.
(2)
Includes 184,930 vested grants of performance-based restricted stock units.
(3)
Includes 30,923 grants of performance-based restricted stock units that satisfied the performance obligation and are therefore likely to vest and excludes 590,657 grants of performance-based restricted stock units that are not considered outstanding until such time that they become probable to vest.

For the three months ended March 31, 2025, the Company acquired for treasury (i) 216,874 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of restricted share awards for an aggregate purchase price of $1.1 million, and (ii) 74,189 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of performance-based restricted stock units for an aggregate purchase price of $0.4 million. These shares were purchased in accordance with the terms of the Company’s 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

11.
SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2024 Annual Report. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2025
Operating Revenues:
Time charter	$6,765	$20,835	$15,710	$8,623	$51,933
Bareboat charter	—	—	—	708	708
Other marine services	235	852	292	1,479	2,858
	7,000	21,687	16,002	10,810	55,499
Direct Costs and Expenses:
Operating:
Personnel	6,486	5,183	4,927	1,941	18,537
Repairs and maintenance	1,479	3,462	2,505	1,074	8,520
Drydocking	1,066	1,241	1,031	531	3,869
Insurance and loss reserves	702	594	702	155	2,153
Fuel, lubes and supplies	819	2,180	883	664	4,546
Other	349	2,727	881	346	4,303
	10,901	15,387	10,929	4,711	41,928
Direct Vessel (Loss) Profit	$(3,901)	$6,300	$5,073	$6,099	13,571
Other Costs and Expenses:
Lease expense	$136	$63	$83	$55	337
Administrative and general					11,486
Depreciation and amortization	3,705	4,402	3,230	1,473	12,810
					24,633
Gains on asset dispositions and impairments, net					5,809
Operating loss					$(5,253)
As of March 31, 2025
Property and Equipment:
Historical Cost	$215,578	$325,000	$236,337	$105,046	$881,961
Accumulated Depreciation	(107,646)	(125,722)	(98,960)	(33,094)	(365,422)
	$107,932	$199,278	$137,377	$71,952	$516,539
Total Assets (1)	$137,600	$237,451	$186,108	$89,247	$650,406

(1)
Total Assets by region does not include corporate assets of $43.8 million as of March 31, 2025.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2024
Operating Revenues:
Time charter	$6,957	$20,555	$16,477	$15,274	$59,263
Bareboat charter	—	—	—	364	364
Other marine services	1,026	169	350	1,598	3,143
	7,983	20,724	16,827	17,236	62,770
Direct Costs and Expenses:
Operating:
Personnel	5,781	5,181	5,963	4,745	21,670
Repairs and maintenance	1,404	3,209	2,712	2,438	9,763
Drydocking	1,968	2,032	1,483	1,223	6,706
Insurance and loss reserves	396	334	618	390	1,738
Fuel, lubes and supplies	667	1,287	1,198	1,371	4,523
Other	(171)	2,199	1,000	671	3,699
	10,045	14,242	12,974	10,838	48,099
Direct Vessel (Loss) Profit	$(2,062)	$6,482	$3,853	$6,398	14,671
Other Costs and Expenses:
Lease expense	$138	$178	$85	$80	481
Administrative and general					11,917
Depreciation and amortization	2,750	3,915	3,496	2,721	12,882
					25,280
Losses on asset dispositions and impairments, net					(1)
Operating loss					$(10,610)
As of March 31, 2024
Property and Equipment:
Historical Cost	$163,373	$292,292	$267,401	$196,073	$919,139
Accumulated Depreciation	(85,334)	(100,578)	(98,203)	(52,886)	(337,001)
	$78,039	$191,714	$169,198	$143,187	$582,138
Total Assets (1)	$107,976	$223,985	$193,756	$161,590	$687,307

(1)
Total Assets by region does not include corporate assets of $57.5 million as of March 31, 2024.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of March 31, 2025, and 2024, the Company’s investments, at equity and advances to 50% or less owned companies were $4.5 million and $3.1 million, respectively. Equity in earnings (losses) of 50% or less owned companies for the three months ended March 31, 2025 and 2024 were $0.9 million and ($1.1) million, respectively.

12.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements other than as described below.

On April 24, 2025, the Company completed the sale of one FSV built in 2009 for total proceeds of $4.6 million and a gain of approximately $3.0 million. Of these sale proceeds, approximately $3.8 million was designated to make future payments on the construction of two PSVs and deposited in a restricted account.

On April 7, 2025, the Company completed the sale of two 201 foot, DP-2 PSVs built in 2014 for total proceeds of $28.6 million and a gain of $17.6 million. Of these sale proceeds, approximately $12.9 million was used to complete the Securities Repurchase described below, and approximately $10.9 million was designated to make future payments on the construction of two PSVs and deposited in a restricted account.

On April 4, 2025, SEACOR Marine purchased from certain funds affiliated with Carlyle (the “Carlyle Investors”), 1,355,761 shares of Common Stock, at $4.90 per share, and warrants to purchase 1,280,195 shares of Common Stock at an exercise price of $0.01 per share, at $4.89 per warrant, representing approximately 9.1% of the outstanding shares of Common Stock assuming the full exercise of the warrants (the “Securities Repurchase”). The aggregate purchase price was approximately $12.9 million, with the per share and warrant price negotiated based on a trailing volume weighted average price. After giving effect to the Securities Repurchase, the Company no longer has any warrants to purchase Common Stock outstanding. The Company used net proceeds from a vessel sale to complete the Securities Repurchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2024 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time. All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission.

The following Management’s Discussion and Analysis (the “MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2024 Annual Report.

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of March 31, 2025, the Company operated a diverse fleet of 53 support vessels, of which 50 were owned and three were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Offshore oil and natural gas market conditions are highly volatile. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but subsequently decreased to pre-conflict levels. During the three months ended March 31, 2025, WTI oil prices reached a high of $80 per barrel and a low of $66 per barrel, ending the period at $71 per barrel.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of March 31, 2025, one of the Company’s 50 owned vessels were cold-stacked worldwide.

Recent Developments

Securities Repurchase

On April 4, 2025, SEACOR Marine purchased from certain funds affiliated with Carlyle (the “Carlyle Investors”), 1,355,761 shares of Common Stock, at $4.90 per share, and warrants to purchase 1,280,195 shares of Common Stock at an exercise price of $0.01 per share, at $4.89 per warrant, representing approximately 9.1% of the outstanding shares of Common Stock assuming the full exercise of the warrants (the “Securities Repurchase”). The aggregate purchase price was approximately $12.9 million, with the per share and warrant price negotiated based on a trailing volume weighted average price. After giving effect to the Securities Repurchase, the Company no longer has any warrants to purchase Common Stock outstanding. The Company used net proceeds from a vessel sale to complete the Securities Repurchase.

Vessel Sales

On April 24, 2025, the Company completed the sale of one FSV built in 2009 for total proceeds of $4.6 million and a gain of approximately $3.0 million. Of these sale proceeds, approximately $3.8 million was designated to make future payments on the construction of two PSVs and deposited in a restricted account.

On April 7, 2025, the Company completed the sale of two 201 foot, DP-2 PSVs built in 2014 for total proceeds of $28.6 million and a gain of $17.6 million. Of these sale proceeds, approximately $12.9 million was used to complete the Securities Repurchase described above, and approximately $10.9 million was designated to make future payments on the construction of two PSVs and deposited in a restricted account.

On December 10, 2024, the Company completed the sale of two AHTS for total proceeds of $22.5 million and a gain of $15.6 million. This sale marked the Company’s exit from the AHTS asset class and a portion of the proceeds were used to partially fund the contract price for the newbuild PSVs described below. As of March 31, 2025, the Company managed the two sold AHTS on behalf of the new owners. On April 12, 2025, the Company handed over the management of one of the two sold AHTS to the new owners.

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

The 2024 SMFH Credit Facility is divided into two tranches, Tranche A consists of up to $350.0 million and Tranche B consists of up to $41.0 million. Tranche A has been fully drawn with the proceeds used to, among other things, refinance $328.7 million of principal indebtedness under multiple debt facilities, including $203.7 million of secured indebtedness and $125.0 million of unsecured indebtedness due in 2026, inclusive of $35.0 million of convertible debt. Tranche B remained undrawn as of March 31, 2025 with the proceeds available solely to finance up to 50% of the payments to Fujian Mawei Shipbuilding Ltd. with respect to the shipbuilding contracts for the construction of two PSVs with a contract price of $41.0 million per vessel. The remainder of the purchase price of the vessels will be paid through asset sale proceeds and cash on hand. The PSVs are each 4,650 tons deadweight with a 1,000 square meter deck area and equipped with medium speed diesel engines and an integrated battery energy storage system for higher fuel efficiency and lower running costs. The PSVs are expected to be delivered in the fourth quarter of 2026 and the first quarter of 2027, respectively. The 2024 SMFH Credit Facility matures in December 2029.

At the Market Program

On February 7, 2025, SEACOR Marine entered into an at-the-market offering program (“ATM Program”) pursuant to a sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), relating to the issuance and sale from time to time by SEACOR Marine, as principal or through the Sales Agent, of shares of Common Stock having an aggregate gross sales price of up to $25.0 million (the “ATM Shares”). The sale of the ATM Shares if any, under the Sales Agreement may be made in ordinary brokers’ transactions, to or through a market maker, on or through the NYSE, the existing trading market for the Common Stock, or any other market venue where the Common Stock may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The Sales Agent may also sell the ATM Shares by any other method permitted by law. Upon the execution and effectiveness of the Sales Agreement, the at-the-market offering program entered into with the Sales Agent in November of 2023 was terminated. No sales have been made under the Sales Agreement since it was entered into.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three months (“Current Year Quarter”) ended March 31, 2025 compared with the three months (“Prior Year Quarter”) ended March 31, 2024. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2024, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended March 31,
	2025		2024
Time Charter Statistics:
Average Rates Per Day	$18,825		$19,042
Fleet Utilization	60%		62%
Fleet Available Days	4,583		5,005
Operating Revenues:
Time charter	$51,933	94%	$59,263	94%
Bareboat charter	708	1%	364	1%
Other marine services	2,858	5%	3,143	5%
	55,499	100%	62,770	100%
Costs and Expenses:
Operating:
Personnel	18,537	34%	21,670	35%
Repairs and maintenance	8,520	15%	9,763	15%
Drydocking	3,869	7%	6,706	11%
Insurance and loss reserves	2,153	4%	1,738	3%
Fuel, lubes and supplies	4,546	8%	4,523	7%
Other	4,303	8%	3,699	6%
	41,928	76%	48,099	77%
Lease expense - operating	337	1%	481	1%
Administrative and general	11,486	21%	11,917	19%
Depreciation and amortization	12,810	23%	12,882	21%
	66,561	120%	73,379	117%
Gains (Losses) on Asset Dispositions and Impairments, Net	5,809	10%	(1)	(0)%
Operating Loss	(5,253)	(9)%	(10,610)	(17)%
Other Expense, Net	(10,221)	(18)%	(10,434)	(17)%
Loss Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	(15,474)	(28)%	(21,044)	(34)%
Income Tax Expense	904	2%	925	1%
Loss Before Equity in Earnings of 50% or Less Owned Companies	(16,378)	(30)%	(21,969)	(35)%
Equity in Earnings (Losses) of 50% or Less Owned Companies	889	2%	(1,100)	(2)%
Net Loss	$(15,489)	(28)%	$(23,069)	(37)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2025
Time Charter Statistics:
Average Rates Per Day	$23,874	$17,294	$17,848	$22,084	$18,825
Fleet Utilization	25%	70%	75%	67%	60%
Fleet Available Days	1,121	1,710	1,170	582	4,583
Operating Revenues:
Time charter	$6,765	$20,835	$15,710	$8,623	$51,933
Bareboat charter	—	—	—	708	708
Other marine services	235	852	292	1,479	2,858
	7,000	21,687	16,002	10,810	55,499
Direct Costs and Expenses:
Operating:
Personnel	6,486	5,183	4,927	1,941	18,537
Repairs and maintenance	1,479	3,462	2,505	1,074	8,520
Drydocking	1,066	1,241	1,031	531	3,869
Insurance and loss reserves	702	594	702	155	2,153
Fuel, lubes and supplies	819	2,180	883	664	4,546
Other	349	2,727	881	346	4,303
	10,901	15,387	10,929	4,711	41,928
Direct Vessel (Loss) Profit	$(3,901)	$6,300	$5,073	$6,099	13,571
Other Costs and Expenses:
Lease expense	$136	$63	$83	$55	337
Administrative and general					11,486
Depreciation and amortization	3,705	4,402	3,230	1,473	12,810
					24,633
Gains on asset dispositions and impairments, net					5,809
Operating loss					$(5,253)
As of March 31, 2025
Property and Equipment:
Historical cost	$215,578	$325,000	$236,337	$105,046	$881,961
Accumulated depreciation	(107,646)	(125,722)	(98,960)	(33,094)	(365,422)
	$107,932	$199,278	$137,377	$71,952	$516,539
Total Assets (1)	$137,600	$237,451	$186,108	$89,247	$650,406

(1)
Total Assets by region does not include corporate assets of $43.8 million as of March 31, 2025.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2024
Time Charter Statistics:
Average Rates Per Day	$28,156	$15,197	$16,934	$28,308	$19,042
Fleet Utilization	27%	76%	71%	58%	62%
Fleet Available Days	927	1,775	1,365	938	5,005
Operating Revenues:
Time charter	$6,957	$20,555	$16,477	$15,274	$59,263
Bareboat charter	—	—	—	364	364
Other marine services	1,026	169	350	1,598	3,143
	7,983	20,724	16,827	17,236	62,770
Direct Costs and Expenses:
Operating:
Personnel	5,781	5,181	5,963	4,745	21,670
Repairs and maintenance	1,404	3,209	2,712	2,438	9,763
Drydocking	1,968	2,032	1,483	1,223	6,706
Insurance and loss reserves	396	334	618	390	1,738
Fuel, lubes and supplies	667	1,287	1,198	1,371	4,523
Other	(171)	2,199	1,000	671	3,699
	10,045	14,242	12,974	10,838	48,099
Direct Vessel (Loss) Profit	$(2,062)	$6,482	$3,853	$6,398	$14,671
Other Costs and Expenses:
Lease expense	$138	$178	$85	$80	481
Administrative and general					11,917
Depreciation and amortization	2,750	3,915	3,496	2,721	12,882
					25,280
Losses on asset dispositions and impairments, net					(1)
Operating loss					$(10,610)
As of March 31, 2024
Property and Equipment:
Historical cost	$163,373	$292,292	$267,401	$196,073	$919,139
Accumulated depreciation	(85,334)	(100,578)	(98,203)	(52,886)	(337,001)
	$78,039	$191,714	$169,198	$143,187	$582,138
Total Assets (1)	$107,976	$223,985	$193,756	$161,590	$687,307

(1)
Total Assets by region does not include corporate assets of $57.5 million as of March 31, 2024.

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2025
Time Charter Statistics:
Average Rates Per Day	$—	$13,786	$19,424	$39,559	$—	$18,825
Fleet Utilization	—%	71%	55%	44%	—%	60%
Fleet Available Days	—	1,980	1,890	713	—	4,583
Operating Revenues:
Time charter	$15	$19,357	$20,286	$12,275	$—	$51,933
Bareboat charter	—	—	708	—	—	708
Other marine services	9	762	508	1,289	290	2,858
	24	20,119	21,502	13,564	290	55,499
Direct Costs and Expenses:
Operating:
Personnel	1	4,933	8,351	5,247	5	18,537
Repairs and maintenance	38	2,983	3,949	1,571	(21)	8,520
Drydocking	—	353	2,513	1,003	—	3,869
Insurance and loss reserves	—	517	631	1,241	(236)	2,153
Fuel, lubes and supplies	66	1,173	2,594	712	1	4,546
Other	12	1,782	2,018	482	9	4,303
	117	11,741	20,056	10,256	(242)	41,928
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$337	337
Administrative and general						11,486
Depreciation and amortization	4	4,932	4,133	3,719	22	12,810
						24,633
Gains on asset dispositions and impairments, net						5,809
Operating loss						$(5,253)
As of March 31, 2025
Property and Equipment:
Historical cost	$948	$341,102	$290,765	$230,181	$18,965	$881,961
Accumulated depreciation	(829)	(164,077)	(70,415)	(111,390)	(18,711)	(365,422)
	$119	$177,025	$220,350	$118,791	$254	$516,539

(1)
Anchor handling towing supply vessel (“AHTS”).
(2)
Fast support vessel (“FSV”).
(3)
Platform support vessel (“PSV”).

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2024
Time Charter Statistics:
Average Rates Per Day	$8,538	$11,834	$19,133	$53,506	$—	$19,042
Fleet Utilization	75%	72%	53%	53%	—%	62%
Fleet Available Days	364	2,002	1,911	728	—	5,005
Operating Revenues:
Time charter	$2,331	$17,081	$19,390	$20,461	$—	$59,263
Bareboat charter	—	—	364	—	—	364
Other marine services	—	126	416	1,772	829	3,143
	2,331	17,207	20,170	22,233	829	62,770
Direct Costs and Expenses:
Operating:
Personnel	1,064	5,649	8,850	6,140	(33)	21,670
Repairs and maintenance	220	3,093	4,393	2,035	22	9,763
Drydocking	68	1,869	3,386	1,383	—	6,706
Insurance and loss reserves	43	277	395	1,282	(259)	1,738
Fuel, lubes and supplies	616	1,051	1,889	967	—	4,523
Other	287	1,649	1,395	343	25	3,699
	2,298	13,588	20,308	12,150	(245)	48,099
Other Costs and Expenses:
Lease expense	$171	$—	$—	$—	$310	481
Administrative and general						11,917
Depreciation and amortization	175	4,744	4,073	3,866	24	12,882
						25,280
Losses on asset dispositions and impairments, net						(1)
Operating loss						$(10,610)
As of March 31, 2024
Property and Equipment:
Historical cost	$12,669	$341,377	$301,528	$244,462	$19,103	$919,139
Accumulated depreciation	(5,310)	(147,172)	(57,235)	(108,492)	(18,792)	(337,001)
	$7,359	$194,205	$244,293	$135,970	$311	$582,138

Fleet Counts. The Company’s fleet count as of March 31, 2025 and December 31, 2024 was as follows:

	Owned	Managed	Total
March 31, 2025
AHTS	—	2	2
FSV	22	1	23
PSV	21	—	21
Liftboats	7	—	7
	50	3	53
December 31, 2024
AHTS	—	2	2
FSV	22	1	23
PSV	21	—	21
Liftboats	8	—	8
	51	3	54

Operating Income (Loss)

United States, primarily Gulf of America. For the three months ended March 31, 2025 and 2024 the Company’s time charter statistics and direct vessel loss in the U.S. were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2025		2024
Time Charter Statistics:
Rates Per Day Worked:
FSV	$10,782		$9,452
PSV	14,221		13,832
Liftboats	36,836		43,962
Overall	23,874		28,156
Utilization:
FSV		23%		22%
PSV		26%		33%
Liftboats		26%		27%
Overall		25%		27%
Available Days:
FSV	270		273
PSV	350		182
Liftboats	501		472
Overall	1,121		927
Operating revenues:
Time charter	$6,765	97%	$6,957	87%
Other marine services	235	3%	1,026	13%
	7,000	100%	7,983	100%
Direct operating expenses:
Personnel	6,486	93%	5,781	72%
Repairs and maintenance	1,479	21%	1,404	18%
Drydocking	1,066	15%	1,968	25%
Insurance and loss reserves	702	10%	396	5%
Fuel, lubes and supplies	819	12%	667	8%
Other	349	5%	(171)	(2)%
	10,901	156%	10,045	126%
Direct Vessel Loss	$(3,901)	(56)%	$(2,062)	(26)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.2 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $3.5 million lower for the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”), which consists of eight vessels, due to lower average day rates of $18,122 in the Current Year Quarter compared to $28,156 in the Prior Year Quarter, and lower utilization of 27% in the Current Year Quarter compared to 34% in the Prior Year Quarter. Charter revenues were $3.3 million higher due to the repositioning of three vessels into the region subsequent to the Prior Year Quarter. Other marine services were $0.8 million lower primarily due to lower management fees. As of March 31, 2025, the Company had one of 12 owned vessels (one FSV) cold-stacked in this region compared with two of ten vessels (one liftboat and one FSV) as of March 31, 2024.

Direct Operating Expenses. Direct operating expenses were $0.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $3.6 million higher due to the repositioning of vessels between geographic regions offset by $2.7 million lower direct operating expenses for the Regional Core Fleet including a $1.5 million decrease due to the timing of drydocking and repair expenditures.

Africa and Europe. For the three months ended March 31, 2025 and 2024 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2025		2024
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$9,916
FSV	16,121		13,462
PSV	19,606		21,580
Overall	17,294		15,197
Utilization:
AHTS		—%		67%
FSV		81%		88%
PSV		56%		62%
Overall		70%		76%
Available Days:
AHTS	—		273
FSV	990		910
PSV	720		592
Overall	1,710		1,775
Operating revenues:
Time charter	$20,835	96%	$20,555	99%
Other marine services	852	4%	169	1%
	21,687	100%	20,724	100%
Direct operating expenses:
Personnel	5,183	24%	5,181	25%
Repairs and maintenance	3,462	16%	3,209	15%
Drydocking	1,241	6%	2,032	10%
Insurance and loss reserves	594	3%	334	2%
Fuel, lubes and supplies	2,180	10%	1,287	6%
Other	2,727	12%	2,199	11%
	15,387	71%	14,242	69%
Direct Vessel Profit	$6,300	29%	$6,482	31%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.3 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.1 million higher due to the repositioning of three vessels into the region subsequent to the Prior Year Quarter and $1.8 million lower due to the disposition of three vessels subsequent to the Prior Year Quarter. Charter revenues were flat for the Regional Core Fleet, which consists of 16 vessels, primarily due to higher average day rates of $17,241 in the Current Year Quarter compared to $15,940 in the Prior Year Quarter, offset by lower utilization of 75% in the Current Year Quarter compared to 80% in the Prior Year Quarter. Other marine services were $0.7 million higher primarily due to higher mobilization revenues and catering revenues. As of March 31, 2025, the Company had no vessels cold-stacked in this region compared with one of 20 owned and leased-in vessels (one AHTS) as of March 31, 2024.

Direct Operating Expenses. Direct operating expenses were $1.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $3.4 million higher due to the repositioning of vessels between geographic regions, $1.3 million lower due to net asset dispositions and $1.0 million lower for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Middle East and Asia. For the three months ended March 31, 2025 and 2024 the Company’s time charter statistics and direct vessel profit in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2025		2024
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$5,783
FSV	8,508		7,559
PSV	15,165		15,292
Liftboats	41,600		45,900
Overall	17,848		16,934
Utilization:
AHTS		—%		100%
FSV		67%		63%
PSV		76%		66%
Liftboats		100%		100%
Overall		75%		71%
Available Days:
AHTS	—		91
FSV	540		637
PSV	450		455
Liftboats	180		182
Overall	1,170		1,365
Operating revenues:
Time charter	$15,710	98%	$16,477	98%
Other marine services	292	2%	350	2%
	16,002	100%	16,827	100%
Direct operating expenses:
Personnel	4,927	31%	5,963	35%
Repairs and maintenance	2,505	16%	2,712	16%
Drydocking	1,031	6%	1,483	9%
Insurance and loss reserves	702	4%	618	4%
Fuel, lubes and supplies	883	6%	1,198	7%
Other	881	5%	1,000	6%
	10,929	68%	12,974	77%
Direct Vessel Profit	$5,073	32%	$3,853	23%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.8 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $0.6 million lower due to the repositioning of one vessel out of the region subsequent to the Prior Year Quarter and $0.5 million lower due to the disposition of one vessel subsequent to the Prior Year Quarter. Charter revenues were $0.3 million higher for the Regional Core Fleet, which consists of 13 vessels, due to increased fleet utilization from 70% in the Prior Year Quarter to 75% in the Current Year Quarter, offset by lower average day rates of $17,848 in the Current Year Quarter compared to $18,454 in the Prior Year Quarter. As of March 31, 2025 and 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $2.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.0 million lower due to the repositioning of vessels between geographic regions, $0.9 million lower due to net asset dispositions and $0.1 million lower for the Regional Core Fleet.

Latin America (Brazil, Mexico, Central and South America). For the three months ended March 31, 2025 and 2024 the Company’s time charter statistics and direct vessel profit in Latin America were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2025		2024
Time Charter Statistics:
Rates Per Day Worked:
FSV	$14,948		$14,950
PSV	28,198		21,094
Liftboats	—		88,447
Overall	22,084		28,308
Utilization:
FSV		100%		98%
PSV		57%		42%
Liftboats		—%		100%
Overall		67%		58%
Available Days:
FSV	180		182
PSV	370		682
Liftboats	32		74
Overall	582		938
Operating revenues:
Time charter	$8,623	80%	$15,274	89%
Bareboat charter	708	6%	364	2%
Other marine services	1,479	14%	1,598	9%
	10,810	100%	17,236	100%
Direct operating expenses:
Personnel	1,941	18%	4,745	28%
Repairs and maintenance	1,074	10%	2,438	14%
Drydocking	531	5%	1,223	7%
Insurance and loss reserves	155	2%	390	2%
Fuel, lubes and supplies	664	6%	1,371	8%
Other	346	3%	671	4%
	4,711	44%	10,838	63%
Direct Vessel Profit	$6,099	56%	$6,398	37%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $6.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.5 million higher for the Regional Core Fleet, which consists of six vessels, primarily due to higher utilization of 70% in the Current Year Quarter compared to 64% in the Prior Year Quarter, and higher average day rates of $22,686 in the Current Year Quarter compared to $18,754 in the Prior Year Quarter and $8.8 million lower due to the repositioning of four vessels out of the region subsequent to the Prior Year Quarter. As of March 31, 2025 and 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $6.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $4.7 million lower due to the repositioning of vessels between geographic regions and $1.4 million lower for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter was $0.1 million lower compared to the Prior Year Quarter due to having no leased-in vessels in the Current Year Quarter compared to one in the Prior Year Quarter.

Administrative and general. Administrative and general expenses for the Current Year Quarter were $0.4 million lower compared to the Prior Year Quarter due to decreases in allowance for credit losses.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter were nearly flat compared to the Prior Year Quarter.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one liftboat and other equipment for net cash proceeds of $8.5 million, after transaction costs, and a gain of $5.8 million. During the Prior Year Quarter there were no vessel sales.

Other Income (Expense), Net

For the three months ended March 31, 2025 and 2024, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Other Income (Expense):
Interest income	$436	$593
Interest expense	(9,586)	(10,309)
Derivative gains (losses), net	125	(543)
Foreign currency losses, net	(1,196)	(80)
Other, net	—	(95)
	$(10,221)	$(10,434)

Interest income. Interest income for the Current Year Quarter compared with the Prior Year Quarter was nearly flat.

Interest expense. Interest expense was lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a lower interest rate on the 2024 SMFH Credit Facility (which bears interest at a fixed rate of 10.30% per annum), which was entered into on November 27, 2024 compared to the 2023 SMFH Credit Facility (which bore interest at a fixed rate of 11.75% per annum), which was entered into on September 8, 2023.

Derivative gains (losses), net. Net derivative gains for the Current Year Quarter compared with net derivative losses for the Prior Year Quarter were due to the weakening of the U.S. dollar in relation to the Norwegian Kroner for an open forward currency exchange contract, which is denominated in Norwegian Kroner.

Foreign currency (losses) gains, net. Net foreign currency losses for the Current Year Quarter compared with the Prior Year Quarter increased primarily due to the weakening of the U.S. dollar in relation to the pound sterling and the strengthening of the U.S. dollar in relation to the Brazilian real.

Income Tax Expense

During the three months ended March 31, 2025, the Company’s effective income tax rate of 5.8% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit for U.S. income tax purposes.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $2.0 million higher due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended March 31,
	2025	2024
SEACOR Marine Arabia	$709	$(406)
Other	180	(694)
	$889	$(1,100)

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its debt facilities. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations and sales under the Company’s ATM Program, which has approximately $25.0 million of remaining sales capacity as of March 31, 2025. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of March 31, 2025 and March 31, 2024, the Company held balances of cash, cash equivalents and restricted cash totaling $45.4 million and $62.2 million, respectively.

As of March 31, 2025, the Company had outstanding debt of $340.1 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of March 31, 2025, are as follows (in thousands):

Actual
Remainder 2025	$22,500
2026	30,000
2027	30,000
2028	30,000
2029	232,500
Years subsequent to 2029	—
$345,000

As of March 31, 2025, the Company had unfunded capital commitments of $72.9 million consisting of $67.8 million in respect of the construction of two PSVs, $2.8 million in respect of four hybrid battery power systems and $2.3 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $31.2 million is payable during 2025, $30.7 million is payable during 2026 and the remainder is payable during 2027. In accordance with the terms of the 2024 SMFH Credit Facility, previously described in the 2024 Annual Report, $18.0 million of the proceeds from the sale of two AHTS was designated to make payments on the construction of two PSVs of which $1.8 million remained in a restricted account as of March 31, 2025. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels. This tranche remained undrawn as of March 31, 2025.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows provided by or (used in):
Operating Activities	$(11,466)	$(7,169)
Investing Activities	(12,323)	(3,416)
Financing Activities	(6,923)	(11,389)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	2
Net Change in Cash, Restricted Cash and Cash Equivalents	$(30,712)	$(21,972)

Operating Activities

Cash flows used in operating activities was $11.5 million in the Current Year Quarter, an increase of $4.3 million compared to $7.2 million in the Prior Year Quarter primarily due to changes in working capital and decreases in utilization and day rates. The components of cash flows provided by and/or used in operating activities during the Current Year Quarter and Prior Year Quarter were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
DVP:
United States, primarily Gulf of America	$(3,901)	$(2,062)
Africa and Europe	6,300	6,482
Middle East and Asia	5,073	3,853
Latin America	6,099	6,398
Operating, leased-in equipment	(178)	(519)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(10,266)	(10,269)
Other, net (excluding non-cash losses)	—	(95)
	3,127	3,788
Changes in operating assets and liabilities before interest and income taxes	(3,721)	(5,652)
Cash settlements on derivative transactions, net	(373)	164
Interest paid, excluding capitalized interest (1)	(10,935)	(6,062)
Interest received	436	593
Total cash flows used in operating activities	$(11,466)	$(7,169)

(1)
During the Current Year Quarter and the Prior Year Quarter, the Company paid no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Quarter, net cash used in investing activities was $12.3 million, primarily as a result of the following:

•
capital expenditures were $20.8 million; and
•
the Company sold one liftboat and other equipment for net cash proceeds of $8.5 million, after transaction costs, and a gain of $5.8 million.

During the Prior Year Quarter, net cash provided by investing activities was $3.4 million, primarily as a result of the following:

•
capital expenditures were $3.4 million.

Financing Activities

During the Current Year Quarter, net cash used in financing activities was $6.9 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $5.0 million;
•
the Company made payments on long-term debt issuance costs of $0.4 million; and
•
the Company made payments on tax withholdings for restricted stock vesting of $1.5 million.

During the Prior Year Quarter, net cash used in financing activities was $11.4 million primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $7.5 million; and
•
the Company made payments on tax withholdings for restricted stock vesting of $3.9 million.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, cash generated from operating activities and access to the credit and capital markets, including the $25.0 million in remaining sales capacity under the ATM Program, will provide sufficient liquidity to meet its obligations, including to support its capital expenditures, working capital needs, debt service requirements and covenant compliance over the short to long term. With respect to capital expenditures related to the construction of two PSVs, up to $41.0 million is available under Tranche B of the 2024 SMFH Credit Facility, previously described in the 2024 Annual Report. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to or the availability of the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity and compliance with covenants in its credit facilities.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 4. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 5. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2024 Annual Report. There have been no material changes to the Company’s long-term debt during the Current Year Quarter.

Future Cash Requirements

For a discussion of the Company’s future cash requirements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2024 Annual Report. There has been no material change in the Company’s future cash requirements since our fiscal year ended December 31, 2024, except as described in “Results of Operations - Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q.

Contingencies

For a discussion of the Company’s contingencies, see “Note 9. Commitments and Contingencies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2024 Annual Report. There has been no material change in the Company’s exposure to market risk during the three months ended March 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company’s 2024 Annual Report, see “Note 9. Commitments and Contingencies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Company’s 2024 Annual Report. There have been no material changes in the Company’s risk factors during the Current Year Quarter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
January 1, 2025 to January 31, 2025	—	$—	—	—
February 1, 2025 to February 28, 2025	—	$—	—	—
March 1, 2025 to March 31, 2025	291,063	$5.17	—	—

For the three months ended March 31, 2025, the Company acquired for treasury (i) 216,874 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of restricted share awards for an aggregate purchase price of $1,140,757, and (ii) 74,189 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of performance-based share awards for an aggregate purchase price of $376,880. These shares were purchased in accordance with the terms of the Company’s 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the first quarter of 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Marine Holdings Inc.

Date:	April 30, 2025	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2025	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	April 30, 2025	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)