Form 10-Q
period 2025-06-30
SEACOR Marine Holdings Inc.
filed 2025-07-30
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of July 25, 2025 was 26,976,259. The registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$34,381	$59,491
Restricted cash	17,174	16,649
Receivables:
Trade, net of allowance for credit loss of $4,125 and $4,745 as of June 30, 2025 and December 31, 2024, respectively	63,287	69,888
Other	10,439	7,913
Tax receivable	507	1,601
Inventories	2,539	2,760
Prepaid expenses and other	4,716	4,406
Assets held for sale	—	10,943
Total current assets	133,043	173,651
Property and Equipment:
Historical cost	887,408	900,414
Accumulated depreciation	(377,265)	(367,448)
	510,143	532,966
Construction in progress	31,772	11,904
Net property and equipment	541,915	544,870
Right-of-use asset - operating leases	1,179	3,436
Right-of-use asset - finance leases	25	36
Investments, at equity, and advances to 50% or less owned companies	2,310	3,541
Other assets	1,558	1,577
Total assets	$680,030	$727,111
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$543	$606
Current portion of finance lease liabilities	11	17
Current portion of long-term debt	30,000	27,500
Accounts payable	26,737	29,236
Accrued wages and benefits	3,423	5,229
Accrued interest	—	1,618
Accrued capital, repair and maintenance expenditures	8,823	8,791
Unearned revenue	3,462	2,534
Accrued insurance deductibles and premiums	3,676	3,561
Derivatives	—	464
Other current liabilities	4,798	5,486
Total current liabilities	81,473	85,042
Long-term operating lease liabilities	812	2,982
Long-term finance lease liabilities	14	20
Long-term debt	310,980	317,339
Deferred income taxes	18,330	22,037
Deferred gains and other liabilities	625	1,369
Total liabilities	412,234	428,789
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 28,066,298 and 28,466,326 shares issued as of June 30, 2025 and December 31, 2024, respectively	281	287
Additional paid-in capital	468,669	479,283
Accumulated deficit	(202,816)	(180,600)
Shares held in treasury of 1,090,039 and 796,965 as of June 30, 2025 and December 31, 2024, respectively, at cost	(9,639)	(8,110)
Accumulated other comprehensive income, net of tax	10,980	7,141
	267,475	298,001
Noncontrolling interests in subsidiaries	321	321
Total equity	267,796	298,322
Total liabilities and equity	$680,030	$727,111

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues	$60,810	$69,867	$116,309	$132,637
Costs and Expenses:
Operating	49,493	49,520	91,421	97,619
Administrative and general	11,998	10,889	23,484	22,806
Lease expense	325	486	662	967
Depreciation and amortization	12,090	12,939	24,900	25,821
	73,906	73,834	140,467	147,213
Gains on Asset Dispositions and Impairments, Net	19,163	37	24,972	36
Operating Income (Loss)	6,067	(3,930)	814	(14,540)
Other Income (Expense):
Interest income	372	445	808	1,038
Interest expense	(8,844)	(10,190)	(18,430)	(20,499)
Derivative gains (losses), net	87	104	212	(439)
Foreign currency losses, net	(2,119)	(560)	(3,315)	(640)
Other, net	—	—	—	(95)
	(10,504)	(10,201)	(20,725)	(20,635)
Loss Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	(4,437)	(14,131)	(19,911)	(35,175)
Income Tax Expense (Benefit)	2,508	(682)	3,412	243
Loss Before Equity in Earnings (Losses) of 50% or Less Owned Companies	(6,945)	(13,449)	(23,323)	(35,418)
Equity in Earnings (Losses) of 50% or Less Owned Companies	218	966	1,107	(134)
Net Loss	$(6,727)	$(12,483)	$(22,216)	$(35,552)

Net Loss Per Share:
Basic	$(0.26)	$(0.45)	$(0.83)	$(1.29)
Diluted	(0.26)	(0.45)	(0.83)	(1.29)
Weighted Average Common Stock and Warrants Outstanding:
Basic	25,686,560	27,729,033	26,791,291	27,536,319
Diluted	25,686,560	27,729,033	26,791,291	27,536,319

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Loss	$(6,727)	$(12,483)	$(22,216)	$(35,552)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	2,746	(57)	3,839	(128)
	2,746	(57)	3,839	(128)
Income Tax Expense	—	—	—	—
	2,746	(57)	3,839	(128)
Comprehensive Loss	$(3,981)	$(12,540)	$(18,377)	$(35,680)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2025
December 31, 2024	27,669,361	$287	$479,283	796,965	$(8,110)	$(180,600)	$7,141	$321	$298,322
Repurchase of Common Stock	(1,355,761)	(13)	(7,076)	—	—	—	—	—	(7,089)
Repurchase of warrants	—	—	(6,668)	—	—	—	—	—	(6,668)
Restricted stock grants	644,880	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	3,131	—	—	—	—	—	3,131
Restricted stock vesting	(216,874)	—	—	216,874	(1,141)	—	—	—	(1,141)
Performance restricted stock vesting	110,741	—	—	74,189	(377)	—	—	—	(377)
Director share awards	125,923	1	(1)	—	—	—	—	—	—
Director restricted stock vesting	(2,011)	—	—	2,011	(11)	—	—	—	(11)
Net loss	—	—	—	—	—	(22,216)	—	—	(22,216)
Other comprehensive income	—	—	—	—	—	—	3,839	—	3,839
June 30, 2025	26,976,259	$281	$468,669	1,090,039	$(9,639)	$(202,816)	$10,980	$321	$267,796
For the Three Months Ended June 30, 2025
March 31, 2025	28,208,108	$293	$480,904	1,088,028	$(9,628)	$(196,089)	$8,234	$321	$284,035
Repurchase of Common Stock	(1,355,761)	(13)	(7,076)	—	—	—	—	—	(7,089)
Repurchase of warrants	—	—	(6,668)	—	—	—	—	—	(6,668)
Amortization of share awards	—	—	1,510	—	—	—	—	—	1,510
Director share awards	125,923	1	(1)	—	—	—	—	—	—
Director restricted stock vesting	(2,011)	—	—	2,011	(11)	—	—	—	(11)
Net loss	—	—	—	—	—	(6,727)	—	—	(6,727)
Other comprehensive income	—	—	—	—	—	—	2,746	—	2,746
June 30, 2025	26,976,259	$281	$468,669	1,090,039	$(9,639)	$(202,816)	$10,980	$321	$267,796

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2024
December 31, 2023	27,184,778	$280	$472,692	481,014	$(4,221)	$(102,425)	$7,577	$321	$374,224
Restricted stock grants	563,271	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	3,226	—	—	—	—	—	3,226
Exercise of options	9,166	—	102	—	—	—	—	—	102
Restricted stock vesting	(251,333)	—	—	251,333	(3,120)	—	—	—	(3,120)
Performance restricted stock vesting	96,150	—	—	61,305	(769)	—	—	—	(769)
Director share awards	37,426	—	—	—	—	—	—	—	—
Director restricted stock vesting	(3,274)	—	—	3,274	—	—	—	—	—
Net loss	—	—	—	—	—	(35,552)	—	—	(35,552)
Other comprehensive loss	—	—	—	—	—	(51)	(128)	—	(179)
June 30, 2024	27,636,184	$286	$476,020	796,926	$(8,110)	$(138,028)	$7,449	$321	$337,938

For the Three Months Ended June 30, 2024
March 31, 2024	27,602,032	$286	$474,433	793,652	$(8,071)	$(125,609)	$7,506	$321	$348,866
Amortization of share awards	—	—	1,587	—	—	—	—	—	1,587
Restricted stock vesting	—	—	—	—	(39)	—	—	—	(39)
Director share awards	37,426	—	—	—	—	—	—	—	—
Director restricted stock vesting	(3,274)	—	—	3,274	—	—	—	—	—
Net loss	—	—	—	—	—	(12,483)	—	—	(12,483)
Other comprehensive income	—	—	—	—	—	64	(57)	—	7
June 30, 2024	27,636,184	$286	$476,020	796,926	$(8,110)	$(138,028)	$7,449	$321	$337,938

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(22,216)	$(35,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,900	25,821
Deferred financing costs amortization	86	592
Stock-based compensation expense	3,137	3,232
Debt discount amortization	458	3,919
Allowance for credit losses	(620)	42
Gains from equipment sales, retirements or impairments	(24,972)	(36)
Derivative (gains) losses	(212)	439
Interest on finance leases	2	1
Settlements on derivative transactions, net	(373)	164
Currency losses	3,315	640
Deferred income taxes	(3,707)	(5,635)
Equity (earnings) losses	(1,107)	134
Dividends received from 50% or less owned companies	3,199	1,418
Changes in Operating Assets and Liabilities:
Accounts receivables	5,617	(2,637)
Other assets	220	(3,685)
Accounts payable and accrued liabilities	(1,270)	(8,273)
Net cash used in operating activities	(13,543)	(19,416)
Cash Flows from Investing Activities:
Purchases of property and equipment	(31,008)	(4,074)
Proceeds from disposition of property and equipment	40,064	86
Net cash provided by (used in) investing activities	9,056	(3,988)
Cash Flows from Financing Activities:
Payments on long-term debt	(12,500)	(14,063)
Proceeds from issuance of long-term debt, net of debt discount and issuance costs	7,701	—
Payments on finance leases	(13)	(18)
Payments for repurchase of common stock	(7,089)	—
Payments for repurchase of warrants	(6,668)	—
Proceeds from exercise of stock options	—	102
Tax withholdings on restricted stock vesting and director share awards	(1,529)	(3,889)
Net cash used in financing activities	(20,098)	(17,868)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	1
Net Change in Cash, Restricted Cash and Cash Equivalents	(24,585)	(41,271)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	76,140	84,131
Cash, Restricted Cash and Cash Equivalents, End of Period	$51,555	$42,860
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$19,504	$16,122
Income taxes (paid) refunded, net	(1,095)	50
Noncash Investing and Financing Activities:
Decrease in capital expenditures in accounts payable and accrued liabilities	(4,928)	(703)
Recognition of a new right-of-use asset - financing leases	—	7

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

On October 9, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the United States Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (“ASC”). The effective date is contingent on when the SEC removes the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position, results of operations or disclosures.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Balance at beginning of period	$2,534	$687
Unearned revenues during the period	4,659	6,689
Revenues recognized during the period	(3,731)	(4,842)
Balance at end of period	$3,462	$2,534

As of June 30, 2025 and December 31, 2024, the Company had unearned revenue of $3.5 million and $2.5 million, respectively, primarily related to mobilization of vessels.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of June 30, 2025, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was $0.8 million of capitalized interest recognized during the six months ended June 30, 2025 and no capitalized interest recognized during the six months ended June 30, 2024.

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

During the six months ended June 30, 2025 and 2024, the Company did not record impairment charges on any owned or leased-in vessels. Impairment charges are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss). Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of June 30, 2025, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2025 and 2024, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the six months ended June 30, 2025, the Company’s effective income tax rate of 17.1% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes.

Earnings (Loss) Per Share. Basic earnings/loss per share of Common Stock of SEACOR Marine is computed based on the weighted average number of shares of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the New Convertible Notes unless anti-dilutive. As of December 31, 2024, the Company no longer had New Convertible Notes as a result of the completion of the 2024 SMFH Credit Facility as previously described in the 2024 Annual Report. As of June 30, 2025, the Company no longer had any warrants to purchase Common Stock outstanding as a result of the completion of the Securities Repurchase (as defined in “Note 9. Stockholders’ Equity”).

For the six months ended June 30, 2024, diluted loss per share of Common Stock excluded 2,978,724 shares of Common Stock issuable upon conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

In addition, for the three and six months ended June 30, 2025 and 2024 diluted loss per share of Common Stock excluded 1,349,373 and 1,386,148 shares of restricted stock, respectively, and 1,008,865 and 1,016,865 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

2.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2025, capital expenditures were $31.0 million and there were no equipment deliveries. During the six months ended June 30, 2025, the Company sold one fast support vessel (“FSV”) and two platform supply vessels (“PSV”), previously classified as held for sale, as well as one liftboat and other equipment not previously classified as such, for net cash proceeds of $40.1 million, after transaction costs, and a gain of $25.0 million. During the six months ended June 30, 2024, there were no equipment deliveries and no vessel sales.

3.
INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	Ownership	June 30, 2025	December 31, 2024
Seabulk Angola	49.0%	$1,003	$962
SEACOR Marine Arabia	45.0%	1,234	2,508
Other	20.0% - 50.0%	73	71
		$2,310	$3,541

4.
LONG-TERM DEBT

The Company’s long-term debt obligations as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
2024 SMFH Credit Facility	$345,700	$350,000
Current portion due within one year	(30,000)	(27,500)
Unamortized debt discount	(3,984)	(4,338)
Deferred financing costs	(736)	(823)
Long-term debt, less current portion	$310,980	$317,339

As of June 30, 2025, the Company was in compliance with all debt covenants and lender requirements.

Letters of Credit. As of June 30, 2025 and December 31, 2024, the Company had outstanding letters of credit of $0.4 million securing lease obligations, labor and performance guaranties.

5.
LEASES

As of June 30, 2025, the Company leased-in certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms of certain facilities and other equipment had a duration ranging from six to 258 months.

As of June 30, 2025, future minimum payments for leases for the remainder of 2025 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$443	$7
2026	476	13
2027	248	9
2028	30	—
2029	30	—
Years subsequent to 2029	510	—
	1,737	29
Interest component	(382)	(4)
	1,355	25
Current portion of long-term lease liabilities	543	11
Long-term lease liabilities	$812	$14

For the three and six months ended June 30, 2025 and 2024 the components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$207	$398	$407	$792
Finance lease costs:
Amortization of finance lease assets (1)	4	10	15	20
Interest on finance lease liabilities (2)	1	—	2	1
Short-term lease costs	118	88	255	175
	$330	$496	$679	$988

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the six months ended June 30, 2025 supplemental cash flow information related to leases was as follows (in thousands):

	2025	2024
Operating cash outflows from operating leases	$364	$1,131
Financing cash outflows from finance leases	13	18
Right-of-use assets obtained for operating lease liabilities	—	—
Right-of-use assets obtained for finance lease liabilities	—	7

For the six months ended June 30, 2025 other information related to leases was as follows:

	2025	2024
Weighted average remaining lease term, in years - operating leases	9.3	11.2
Weighted average remaining lease term, in years - finance leases	2.2	1.2
Weighted average discount rate - operating leases	8.4%	6.4%
Weighted average discount rate - finance leases	11.0%	5.8%

6.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the six months ended June 30, 2025:

Statutory rate	(21.0)%
Foreign taxes	33.1%
Income (loss) of foreign subsidiaries not includable in U.S. return and foreign withholding tax	1.6%
162(m) - Executive compensation	1.9%
Subpart F Income and GILTI	2.8%
Share Award Plans	(2.3)%
Other	1.0%
Effective income tax rate	17.1%

7.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives not designated as hedging instruments:
Forward Exchange Contract	$120	$—	$—	$464

Economic Hedges. The Company may enter and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward exchange contract related to the purchase of four hybrid battery power systems, the purchase price for which is denominated in Norwegian Kroner. The Company recognized gains of $0.2 million during the six months ended June 30, 2025 and losses of $0.4 million during the six months ended June 30, 2024 on this contract, which were recognized in earnings.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. As of June 30, 2025 and December 31, 2024, there were no interest rate swaps held by the Company.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the six months ended June 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Forward currency exchange, option, and future contracts	$87	$104	$212	$(439)

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

The Company’s financial assets and liabilities as of June 30, 2025 and December 31, 2024 that are measured at fair value on a recurring basis were as follows (in thousands):

June 30, 2025	Level 1	Level 2	Level 3
ASSETS
Derivative instruments	$—	$120	$—
December 31, 2024
LIABILITIES
Derivative instruments	$—	$464	$—

The fair value of the Company’s derivative instruments was estimated by utilizing a spot rate as of the measurement date provided by an independent third party.

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

		Estimated Fair Value
June 30, 2025	Carrying Amount	Level 1	Level 2	Level 3
LIABILITIES
Long-term debt, including current portion	340,980	—	351,821	—
December 31, 2024
LIABILITIES
Long-term debt, including current portion	344,839	—	345,662	—

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

Property and equipment. During the six months ended June 30, 2025, the Company recognized no impairment charges. During the year ended December 31, 2024, the Company recognized impairment charges totaling $3.7 million for other equipment designated for a construction project that was indefinitely deferred and will no longer be completed.

9.
STOCKHOLDERS’ EQUITY

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

10.
COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Company had unfunded capital commitments of $65.1 million consisting of $59.3 million in respect of the construction of two PSVs, $2.2 million in respect of four hybrid battery power systems and $3.6 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $13.1 million is payable during the remainder of 2025, $33.4 million is payable during 2026 and the remainder is payable during 2027. In accordance with the terms of the 2024 SMFH Credit Facility as previously described in the 2024 Annual Report, $18.0 million of the proceeds from the sale of two anchor handling towing supply vessels (“AHTS”) was designated to make payments on the construction of the two PSVs. In addition, during the second quarter of 2025, $3.8 million of the proceeds from the sale of one FSV and $10.9 million of the proceeds from the sale of two PSVs were also designated to make payments on the construction of the two PSVs. As of June 30, 2025, $16.5 million remained in a restricted account as a result of these transactions. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels. $8.2 million of this tranche was drawn as of June 30, 2025.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda., an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$26.7 million based on a historical potential levy of R$12.87 million (USD $4.9 million and USD $2.4 million, respectively, based on the exchange rate as of June 30, 2025).

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of June 30, 2025, all invoices received related to MNOPF and MNRPF have been settled in full.

11.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the six months ended June 30, 2025 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2024 (1)	1,392,226
Granted	770,803
Vested (2)	(813,656)
Forfeited	—
Outstanding as of June 30, 2025 (3)	1,349,373

Stock Option Activity:
Outstanding as of December 31, 2024	1,013,865
Granted	—
Exercised	—
Forfeited	(5,000)
Outstanding as of June 30, 2025	1,008,865

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

For the six months ended June 30, 2025, the Company acquired for treasury (i) 218,885 shares of Common Stock from its directors and employees to cover their tax withholding obligations upon the vesting of restricted share awards for an aggregate purchase price of $1.2 million, and (ii) 74,189 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of performance-based restricted stock units for an aggregate purchase price of $0.4 million. These shares were purchased in accordance with the terms of the Company’s 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

12.
SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2024 Annual Report. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2025
Operating Revenues:
Time charter	$12,205	$24,535	$12,365	$8,568	$57,673
Bareboat charter	—	—	—	838	838
Other marine services	1,175	806	432	(114)	2,299
	13,380	25,341	12,797	9,292	60,810
Direct Costs and Expenses:
Operating:
Personnel	6,854	5,515	4,511	2,089	18,969
Repairs and maintenance	1,950	4,646	6,338	714	13,648
Drydocking	3,684	901	13	545	5,143
Insurance and loss reserves	1,067	899	842	174	2,982
Fuel, lubes and supplies	1,010	1,714	1,279	293	4,296
Other	631	2,357	1,104	363	4,455
	15,196	16,032	14,087	4,178	49,493
Direct Vessel (Loss) Profit	$(1,816)	$9,309	$(1,290)	$5,114	11,317
Other Costs and Expenses:
Lease expense	$139	$51	$72	$63	325
Administrative and general					11,998
Depreciation and amortization	3,203	4,263	3,227	1,397	12,090
					24,413
Gains on asset dispositions and impairments, net					19,163
Operating income					$6,067

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2025
Operating Revenues:
Time charter	$18,970	$45,370	$28,075	$17,191	$109,606
Bareboat charter	—	—	—	1,546	1,546
Other marine services	1,410	1,658	724	1,365	5,157
	20,380	47,028	28,799	20,102	116,309
Direct Costs and Expenses:
Operating:
Personnel	13,340	10,698	9,438	4,030	37,506
Repairs and maintenance	3,429	8,108	8,843	1,788	22,168
Drydocking	4,750	2,142	1,044	1,076	9,012
Insurance and loss reserves	1,769	1,493	1,544	329	5,135
Fuel, lubes and supplies	1,829	3,894	2,162	957	8,842
Other	980	5,084	1,985	709	8,758
	26,097	31,419	25,016	8,889	91,421
Direct Vessel (Loss) Profit	$(5,717)	$15,609	$3,783	$11,213	24,888
Other Costs and Expenses:
Lease expense	$275	$114	$155	$118	662
Administrative and general					23,484
Depreciation and amortization	6,908	8,665	6,457	2,870	24,900
					49,046
Gains on asset dispositions and impairments, net					24,972
Operating income					$814
As of June 30, 2025
Property and Equipment:
Historical Cost	$215,413	$315,018	$252,011	$104,966	$887,408
Accumulated Depreciation	(110,640)	(122,999)	(109,171)	(34,455)	(377,265)
	$104,773	$192,019	$142,840	$70,511	$510,143
Total Assets (1)	$123,923	$229,966	$191,228	$85,490	$630,607

(1)
Total Assets by region does not include corporate assets of $49.4 million as of June 30, 2025.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2024
Operating Revenues:
Time charter	$7,697	$27,047	$18,073	$12,832	$65,649
Bareboat charter	—	—	—	364	364
Other marine services	480	1,028	619	1,727	3,854
	8,177	28,075	18,692	14,923	69,867
Direct Costs and Expenses:
Operating:
Personnel	6,284	4,969	6,930	3,383	21,566
Repairs and maintenance	1,879	3,161	3,443	1,761	10,244
Drydocking	2,570	1,226	707	1,707	6,210
Insurance and loss reserves	943	819	798	539	3,099
Fuel, lubes and supplies	866	1,170	1,103	827	3,966
Other	226	2,801	989	419	4,435
	12,768	14,146	13,970	8,636	49,520
Direct Vessel (Loss) Profit	$(4,591)	$13,929	$4,722	$6,287	20,347
Other Costs and Expenses:
Lease expense	$141	$172	$71	$102	486
Administrative and general					10,889
Depreciation and amortization	3,194	4,565	3,247	1,933	12,939
					24,314
Gains on asset dispositions and impairments, net					37
Operating loss					$(3,930)

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2024
Operating Revenues:
Time charter	$14,654	$47,602	$34,550	$28,106	$124,912
Bareboat charter	—	—	—	728	728
Other marine services	1,506	1,197	969	3,325	6,997
	16,160	48,799	35,519	32,159	132,637
Direct Costs and Expenses:
Operating:
Personnel	12,065	10,150	12,893	8,128	43,236
Repairs and maintenance	3,283	6,370	6,155	4,199	20,007
Drydocking	4,538	3,258	2,190	2,930	12,916
Insurance and loss reserves	1,339	1,153	1,416	929	4,837
Fuel, lubes and supplies	1,533	2,457	2,301	2,198	8,489
Other	55	5,000	1,989	1,090	8,134
	22,813	28,388	26,944	19,474	97,619
Direct Vessel (Loss) Profit	$(6,653)	$20,411	$8,575	$12,685	35,018
Other Costs and Expenses:
Lease expense	$279	$350	$156	$182	967
Administrative and general					22,806
Depreciation and amortization	5,944	8,480	6,743	4,654	25,821
					49,594
Gains on asset dispositions and impairments, net					36
Operating loss					$(14,540)
As of June 30, 2024
Property and Equipment:
Historical Cost	$198,810	$335,688	$247,605	$139,340	$921,443
Accumulated Depreciation	(100,019)	(116,851)	(93,382)	(39,547)	(349,799)
	$98,791	$218,837	$154,223	$99,793	$571,644
Total Assets (1)	$123,505	$259,228	$178,859	$119,142	$680,734

(1)
Total Assets by region does not include corporate assets of $40.8 million as of June 30, 2024.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of June 30, 2025, and 2024, the Company’s investments, at equity and advances to 50% or less owned companies were $2.3 million and $2.6 million, respectively. Equity in earnings (losses) of 50% or less owned companies for the six months ended June 30, 2025 and 2024 were $1.1 million and ($0.1) million, respectively.

13.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements other than described below.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently evaluating the potential impact of this legislation on the Company’s financial position and results of operations; however, due to the complexity and nature of this legislation and the uncertainties involved, the Company is unable to reasonably estimate the financial effect at this time.

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

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of June 30, 2025, the Company operated a diverse fleet of 49 support vessels, of which 47 were owned and two were managed on behalf of unaffiliated third parties. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Offshore oil and natural gas market conditions are highly volatile. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but subsequently decreased to pre-conflict levels. During the six months ended June 30, 2025, WTI oil prices reached a high of $81 per barrel and a low of $57 per barrel, ending the period at $65 per barrel.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of June 30, 2025, three of the Company’s 47 owned vessels were cold-stacked worldwide.

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

On April 7, 2025, the Company completed the sale of two 201 foot, DP-2 PSVs built in 2014 for total proceeds of $28.8 million and a gain of $16.1 million. Of these sale proceeds, approximately $12.9 million was used to complete the Securities Repurchase described above, and approximately $10.9 million was designated to make future payments on the construction of two PSVs and deposited in a restricted account.

On December 10, 2024, the Company completed the sale of two AHTS for total proceeds of $22.5 million and a gain of $15.6 million. This sale marked the Company’s exit from the AHTS asset class and a portion of the proceeds were used to partially fund the contract price for the newbuild PSVs described below. As of June 30, 2025, the Company managed one sold AHTS on behalf of the new owners. On April 12, 2025, the Company handed over the management of one of the two sold AHTS to the new owners. On July 2, 2025, the Company handed over the management of the second of the two sold AHTS to the new owners.

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

The 2024 SMFH Credit Facility is divided into two tranches, Tranche A consists of up to $350.0 million and Tranche B consists of up to $41.0 million. Tranche A has been fully drawn with the proceeds used to, among other things, refinance $328.7 million of principal indebtedness under multiple debt facilities, including $203.7 million of secured indebtedness and $125.0 million of unsecured indebtedness due in 2026, inclusive of $35.0 million of convertible debt. $32.8 million of Tranche B remained undrawn as of June 30, 2025 with the proceeds available solely to finance up to 50% of the payments to Fujian Mawei Shipbuilding Ltd. with respect to the shipbuilding contracts for the construction of two PSVs with a contract price of $41.0 million per vessel. The remainder of the purchase price of the vessels will be paid through asset sale proceeds and cash on hand. The PSVs are each 4,650 tons deadweight with a 1,000 square meter deck area and equipped with medium speed diesel engines and an integrated battery energy storage system for higher fuel efficiency and lower running costs. The PSVs are expected to be delivered in the fourth quarter of 2026 and the first quarter of 2027, respectively. The 2024 SMFH Credit Facility matures in December 2029.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three and six months (“Current Year Quarter” and “Current Year Six Months”) ended June 30, 2025 compared with the three and six months (“Prior Year Quarter” and “Prior Year Six Months”) ended June 30, 2024. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2024, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Time Charter Statistics:
Average Rates Per Day	$19,731		$19,141		$19,291		$19,094
Fleet Utilization	68%		69%		64%		65%
Fleet Available Days	4,310		4,994		8,893		9,999
Operating Revenues:
Time charter	$57,673	95%	$65,649	94%	$109,606	94%	$124,912	94%
Bareboat charter	838	1%	364	1%	1,546	1%	728	1%
Other marine services	2,299	4%	3,854	5%	5,157	5%	6,997	5%
	60,810	100%	69,867	100%	116,309	100%	132,637	100%
Costs and Expenses:
Operating:
Personnel	18,969	31%	21,566	31%	37,506	32%	43,236	33%
Repairs and maintenance	13,648	22%	10,244	15%	22,168	19%	20,007	15%
Drydocking	5,143	9%	6,210	9%	9,012	8%	12,916	10%
Insurance and loss reserves	2,982	5%	3,099	4%	5,135	4%	4,837	4%
Fuel, lubes and supplies	4,296	7%	3,966	6%	8,842	8%	8,489	6%
Other	4,455	7%	4,435	6%	8,758	8%	8,134	6%
	49,493	81%	49,520	71%	91,421	79%	97,619	74%
Lease expense - operating	325	1%	486	1%	662	1%	967	1%
Administrative and general	11,998	20%	10,889	16%	23,484	20%	22,806	17%
Depreciation and amortization	12,090	20%	12,939	19%	24,900	21%	25,821	19%
	73,906	122%	73,834	106%	140,467	121%	147,213	111%
Gains on Asset Dispositions and Impairments, Net	19,163	32%	37	0%	24,972	21%	36	0%
Operating Income (Loss)	6,067	10%	(3,930)	(6)%	814	1%	(14,540)	(11)%
Other Expense, Net	(10,504)	(17)%	(10,201)	(15)%	(20,725)	(18)%	(20,635)	(16)%
Loss Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	(4,437)	(7)%	(14,131)	(20)%	(19,911)	(17)%	(35,175)	(27)%
Income Tax Expense (Benefit)	2,508	4%	(682)	(1)%	3,412	3%	243	0%
Loss Before Equity in Earnings of 50% or Less Owned Companies	(6,945)	(11)%	(13,449)	(19)%	(23,323)	(20)%	(35,418)	(27)%
Equity in Earnings (Losses) of 50% or Less Owned Companies	218	0%	966	1%	1,107	1%	(134)	(0)%
Net Loss	$(6,727)	(11)%	$(12,483)	(18)%	$(22,216)	(19)%	$(35,552)	(27)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2025
Time Charter Statistics:
Average Rates Per Day	$25,262	$19,140	$15,506	$23,764	$19,731
Fleet Utilization	48%	77%	73%	66%	68%
Fleet Available Days	1,007	1,668	1,089	546	4,310
Operating Revenues:
Time charter	$12,205	$24,535	$12,365	$8,568	$57,673
Bareboat charter	—	—	—	838	838
Other marine services	1,175	806	432	(114)	2,299
	13,380	25,341	12,797	9,292	60,810
Direct Costs and Expenses:
Operating:
Personnel	6,854	5,515	4,511	2,089	18,969
Repairs and maintenance	1,950	4,646	6,338	714	13,648
Drydocking	3,684	901	13	545	5,143
Insurance and loss reserves	1,067	899	842	174	2,982
Fuel, lubes and supplies	1,010	1,714	1,279	293	4,296
Other	631	2,357	1,104	363	4,455
	15,196	16,032	14,087	4,178	49,493
Direct Vessel (Loss) Profit	$(1,816)	$9,309	$(1,290)	$5,114	11,317
Other Costs and Expenses:
Lease expense	$139	$51	$72	$63	325
Administrative and general					11,998
Depreciation and amortization	3,203	4,263	3,227	1,397	12,090
					24,413
Gains on asset dispositions and impairments, net					19,163
Operating income					$6,067

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2025
Time Charter Statistics:
Average Rates Per Day	$24,749	$18,246	$16,735	$22,891	$19,291
Fleet Utilization	36%	74%	74%	67%	64%
Fleet Available Days	2,128	3,378	2,259	1,128	8,893
Operating Revenues:
Time charter	$18,970	$45,370	$28,075	$17,191	$109,606
Bareboat charter	—	—	—	1,546	1,546
Other marine services	1,410	1,658	724	1,365	5,157
	20,380	47,028	28,799	20,102	116,309
Direct Costs and Expenses:
Operating:
Personnel	13,340	10,698	9,438	4,030	37,506
Repairs and maintenance	3,429	8,108	8,843	1,788	22,168
Drydocking	4,750	2,142	1,044	1,076	9,012
Insurance and loss reserves	1,769	1,493	1,544	329	5,135
Fuel, lubes and supplies	1,829	3,894	2,162	957	8,842
Other	980	5,084	1,985	709	8,758
	26,097	31,419	25,016	8,889	91,421
Direct Vessel (Loss) Profit	$(5,717)	$15,609	$3,783	$11,213	24,888
Other Costs and Expenses:
Lease expense	$275	$114	$155	$118	662
Administrative and general					23,484
Depreciation and amortization	6,908	8,665	6,457	2,870	24,900
					49,046
Gains on asset dispositions and impairments, net					24,972
Operating income					$814
As of June 30, 2025
Property and Equipment:
Historical cost	$215,413	$315,018	$252,011	$104,966	$887,408
Accumulated depreciation	(110,640)	(122,999)	(109,171)	(34,455)	(377,265)
	$104,773	$192,019	$142,840	$70,511	$510,143
Total Assets (1)	$123,923	$229,966	$191,228	$85,490	$630,607

(1)
Total Assets by region does not include corporate assets of $49.4 million as of June 30, 2025.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended June 30, 2024
Time Charter Statistics:
Average Rates Per Day	$22,356	$18,580	$17,083	$22,437	$19,141
Fleet Utilization	37%	74%	82%	71%	69%
Fleet Available Days	921	1,969	1,296	808	4,994
Operating Revenues:
Time charter	$7,697	$27,047	$18,073	$12,832	$65,649
Bareboat charter	—	—	—	364	364
Other marine services	480	1,028	619	1,727	3,854
	8,177	28,075	18,692	14,923	69,867
Direct Costs and Expenses:
Operating:
Personnel	6,284	4,969	6,930	3,383	21,566
Repairs and maintenance	1,879	3,161	3,443	1,761	10,244
Drydocking	2,570	1,226	707	1,707	6,210
Insurance and loss reserves	943	819	798	539	3,099
Fuel, lubes and supplies	866	1,170	1,103	827	3,966
Other	226	2,801	989	419	4,435
	12,768	14,146	13,970	8,636	49,520
Direct Vessel (Loss) Profit	$(4,591)	$13,929	$4,722	$6,287	$20,347
Other Costs and Expenses:
Lease expense	$141	$172	$71	$102	486
Administrative and general					10,889
Depreciation and amortization	3,194	4,565	3,247	1,933	12,939
					24,314
Gains on asset dispositions and impairments, net					37
Operating loss					$(3,930)

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Six Months Ended June 30, 2024
Time Charter Statistics:
Average Rates Per Day	$24,779	$16,951	$17,012	$25,287	$19,094
Fleet Utilization	32%	75%	76%	64%	65%
Fleet Available Days	1,848	3,744	2,661	1,746	9,999
Operating Revenues:
Time charter	$14,654	$47,602	$34,550	$28,106	$124,912
Bareboat charter	—	—	—	728	728
Other marine services	1,506	1,197	969	3,325	6,997
	16,160	48,799	35,519	32,159	132,637
Direct Costs and Expenses:
Operating:
Personnel	12,065	10,150	12,893	8,128	43,236
Repairs and maintenance	3,283	6,370	6,155	4,199	20,007
Drydocking	4,538	3,258	2,190	2,930	12,916
Insurance and loss reserves	1,339	1,153	1,416	929	4,837
Fuel, lubes and supplies	1,533	2,457	2,301	2,198	8,489
Other	55	5,000	1,989	1,090	8,134
	22,813	28,388	26,944	19,474	97,619
Direct Vessel (Loss) Profit	$(6,653)	$20,411	$8,575	$12,685	$35,018
Other Costs and Expenses:
Lease expense	$279	$350	$156	$182	967
Administrative and general					22,806
Depreciation and amortization	5,944	8,480	6,743	4,654	25,821
					49,594
Gains on asset dispositions and impairments, net					36
Operating loss					$(14,540)
As of June 30, 2024
Property and Equipment:
Historical cost	$198,810	$335,688	$247,605	$139,340	$921,443
Accumulated depreciation	(100,019)	(116,851)	(93,382)	(39,547)	(349,799)
	$98,791	$218,837	$154,223	$99,793	$571,644
Total Assets (1)	$123,505	$259,228	$178,859	$119,142	$680,734

(1)
Total Assets by region does not include corporate assets of $40.8 million as of June 30, 2024.

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended June 30, 2025
Time Charter Statistics:
Average Rates Per Day	$—	$13,468	$22,231	$31,904	$—	$19,731
Fleet Utilization	—%	67%	68%	67%	—%	68%
Fleet Available Days	—	1,935	1,738	637	—	4,310
Operating Revenues:
Time charter	$(22)	$17,573	$26,440	$13,682	$—	$57,673
Bareboat charter	—	—	838	—	—	838
Other marine services	(9)	516	433	1,168	191	2,299
	(31)	18,089	27,711	14,850	191	60,810
Direct Costs and Expenses:
Operating:
Personnel	9	4,526	8,567	5,673	194	18,969
Repairs and maintenance	255	3,542	3,799	6,022	30	13,648
Drydocking	—	666	1,993	2,484	—	5,143
Insurance and loss reserves	(4)	683	906	1,376	21	2,982
Fuel, lubes and supplies	(125)	1,449	1,858	1,114	—	4,296
Other	(4)	1,428	2,199	803	29	4,455
	131	12,294	19,322	17,472	274	49,493
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$325	325
Administrative and general						11,998
Depreciation and amortization	3	4,703	3,943	3,424	17	12,090
						24,413
Gains on asset dispositions and impairments, net						19,163
Operating income						$6,067

(1)
Anchor handling towing supply vessel (“AHTS”).
(2)
Fast support vessel (“FSV”).
(3)
Platform support vessel (“PSV”).

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Six Months Ended June 30, 2025
Time Charter Statistics:
Average Rates Per Day	$—	$13,633	$20,919	$35,118	$—	$19,291
Fleet Utilization	—%	69%	62%	55%	—%	64%
Fleet Available Days	—	3,915	3,628	1,350	—	8,893
Operating Revenues:
Time charter	$(7)	$36,930	$46,726	$25,957	$—	$109,606
Bareboat charter	—	—	1,546	—	—	1,546
Other marine services	—	1,278	941	2,457	481	5,157
	(7)	38,208	49,213	28,414	481	116,309
Direct Costs and Expenses:
Operating:
Personnel	10	9,459	16,918	10,920	199	37,506
Repairs and maintenance	293	6,525	7,748	7,593	9	22,168
Drydocking	—	1,019	4,506	3,487	—	9,012
Insurance and loss reserves	(4)	1,200	1,537	2,617	(215)	5,135
Fuel, lubes and supplies	(59)	2,622	4,452	1,826	1	8,842
Other	8	3,210	4,217	1,285	38	8,758
	248	24,035	39,378	27,728	32	91,421
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$662	662
Administrative and general						23,484
Depreciation and amortization	7	9,635	8,076	7,143	39	24,900
						49,046
Gains on asset dispositions and impairments, net						24,972
Operating income						$814
As of June 30, 2025
Property and Equipment:
Historical cost	$948	$341,426	$296,183	$229,920	$18,931	$887,408
Accumulated depreciation	(833)	(168,742)	(74,359)	(114,641)	(18,690)	(377,265)
	$115	$172,684	$221,824	$115,279	$241	$510,143

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Three Months Ended June 30, 2024
Time Charter Statistics:
Average Rates Per Day	$8,125	$12,978	$20,952	$43,204	$—	$19,141
Fleet Utilization	49%	80%	66%	54%	—%	69%
Fleet Available Days	364	2,002	1,900	728	—	4,994
Operating Revenues:
Time charter	$1,459	$20,698	$26,390	$17,102	$—	$65,649
Bareboat charter	—	—	364	—	—	364
Other marine services	219	516	2,266	666	187	3,854
	1,678	21,214	29,020	17,768	187	69,867
Direct Costs and Expenses:
Operating:
Personnel	1,045	5,829	8,979	6,842	(1,129)	21,566
Repairs and maintenance	465	4,572	3,151	2,054	2	10,244
Drydocking	280	457	2,616	2,857	—	6,210
Insurance and loss reserves	97	546	1,037	1,482	(63)	3,099
Fuel, lubes and supplies	69	993	1,575	1,329	—	3,966
Other	230	1,850	1,850	519	(14)	4,435
	2,186	14,247	19,208	15,083	(1,204)	49,520
Other Costs and Expenses:
Lease expense	$164	$—	$3	$—	$319	486
Administrative and general						10,889
Depreciation and amortization	175	4,746	4,128	3,865	25	12,939
						24,314
Gains on asset dispositions and impairments, net						37
Operating loss						$(3,930)

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Six Months Ended June 30, 2024
Time Charter Statistics:
Average Rates Per Day	$8,374	$12,434	$20,141	$48,266	$—	$19,094
Fleet Utilization	62%	76%	60%	54%	—%	65%
Fleet Available Days	728	4,004	3,811	1,456	—	9,999
Operating Revenues:
Time charter	$3,790	$37,779	$45,780	$37,563	$—	$124,912
Bareboat charter	—	—	728	—	—	728
Other marine services	219	642	2,682	2,438	1,016	6,997
	4,009	38,421	49,190	40,001	1,016	132,637
Direct Costs and Expenses:
Operating:
Personnel	2,109	11,478	17,829	12,982	(1,162)	43,236
Repairs and maintenance	685	7,665	7,544	4,089	24	20,007
Drydocking	348	2,326	6,002	4,240	—	12,916
Insurance and loss reserves	140	823	1,432	2,764	(322)	4,837
Fuel, lubes and supplies	685	2,044	3,464	2,296	—	8,489
Other	517	3,499	3,245	862	11	8,134
	4,484	27,835	39,516	27,233	(1,449)	97,619
Other Costs and Expenses:
Lease expense	$335	$—	$3	$—	$629	967
Administrative and general						22,806
Depreciation and amortization	350	9,490	8,201	7,731	49	25,821
						49,594
Gains on asset dispositions and impairments, net						36
Operating loss						$(14,540)
As of June 30, 2024
Property and Equipment:
Historical cost	$12,669	$341,536	$303,673	$244,462	$19,103	$921,443
Accumulated depreciation	(5,485)	(151,788)	(61,363)	(112,357)	(18,806)	(349,799)
	$7,184	$189,748	$242,310	$132,105	$297	$571,644

Fleet Counts. The Company’s fleet count as of June 30, 2025 and December 31, 2024 was as follows:

	Owned	Managed	Total
June 30, 2025
AHTS	—	1	1
FSV	21	1	22
PSV	19	—	19
Liftboats	7	—	7
	47	2	49
December 31, 2024
AHTS	—	2	2
FSV	22	1	23
PSV	21	—	21
Liftboats	8	—	8
	51	3	54

Operating Income (Loss)

United States, primarily Gulf of America. For the three and six months ended June 30, 2025 and 2024 the Company’s time charter statistics and direct vessel loss in the U.S. were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Time Charter Statistics:
Rates Per Day Worked:
FSV	$—		$10,345		$10,782		$10,021
PSV	14,300		14,405		14,270		14,191
Liftboats	30,230		37,544		32,090		40,623
Overall	25,262		22,356		24,749		24,779
Utilization:
FSV		—%		39%		11%		31%
PSV		54%		56%		38%		44%
Liftboats		73%		29%		48%		28%
Overall		48%		37%		36%		32%
Available Days:
FSV	273		273		543		546
PSV	279		182		629		364
Liftboats	455		466		956		938
Overall	1,007		921		2,128		1,848
Operating revenues:
Time charter	$12,205	91%	$7,697	94%	$18,970	93%	$14,654	91%
Other marine services	1,175	9%	480	6%	1,410	7%	1,506	9%
	13,380	100%	8,177	100%	20,380	100%	16,160	100%
Direct operating expenses:
Personnel	6,854	51%	6,284	77%	13,340	65%	12,065	75%
Repairs and maintenance	1,950	15%	1,879	23%	3,429	17%	3,283	20%
Drydocking	3,684	27%	2,570	31%	4,750	23%	4,538	28%
Insurance and loss reserves	1,067	8%	943	11%	1,769	9%	1,339	8%
Fuel, lubes and supplies	1,010	8%	866	11%	1,829	9%	1,533	10%
Other	631	5%	226	3%	980	5%	55	0%
	15,196	114%	12,768	156%	26,097	128%	22,813	141%
Direct Vessel Loss	$(1,816)	(14)%	$(4,591)	(56)%	$(5,717)	(28)%	$(6,653)	(41)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $4.5 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $5.7 million higher due to the repositioning of four vessels into the region subsequent to the Prior Year Quarter and $0.5 million lower due to the disposition of two vessels subsequent to the Prior Year Quarter. Charter revenues were $0.7 million lower for the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”), which consists of seven vessels, due to lower average day rates of $22,658 in the Current Year Quarter compared to $23,380 in the Prior Year Quarter and lower utilization of 45% in the Current Year Quarter compared to 48% in the Prior Year Quarter. Other marine services were $0.7 million higher primarily due to higher catering revenues. As of June 30, 2025, the Company had three of 11 owned vessels (three FSVs) cold-stacked in this region compared with one of ten vessels (one liftboat) as of June 30, 2024.

Direct Operating Expenses. Direct operating expenses were $2.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $4.9 million higher due to the repositioning of vessels between geographic regions offset by $1.5 million lower direct operating expenses for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures and $1.0 million lower due to net asset dispositions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $4.3 million higher in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $8.8 million higher due to the repositioning of four vessels into the region subsequent to the Prior Year Six Months. Charter revenues were $3.8 million lower for the Regional Core Fleet, which consists of seven vessels, due to lower average day rates of $20,861 in the Current Year Six Months compared to $25,983 in the Prior Year Six Months, and lower utilization of 38% in the Current Year Six Months compared to 42% in the Prior Year Six Months. Charter revenues were $0.7 million lower due to the disposition of two vessels subsequent to the Prior Year Six Months.

Direct Operating Expenses. Direct operating expenses were $3.3 million higher in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $8.8 million higher due to the repositioning of vessels between geographic regions offset by $3.1 million lower direct operating expenses for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures and $2.4 million lower due to net asset dispositions.

Africa and Europe. For the three and six months ended June 30, 2025 and 2024 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$10,350		$—		$10,062
FSV	15,278		15,416		15,702		14,460
PSV	25,473		25,032		22,825		23,612
Overall	19,140		18,580		18,246		16,951
Utilization:
AHTS		—%		34%		—%		50%
FSV		84%		85%		83%		87%
PSV		67%		74%		61%		68%
Overall		77%		74%		74%		75%
Available Days:
AHTS	—		273		—		546
FSV	940		979		1,930		1,889
PSV	728		717		1,448		1,309
Overall	1,668		1,969		3,378		3,744
Operating revenues:
Time charter	$24,535	97%	$27,047	96%	$45,370	96%	$47,602	98%
Other marine services	806	3%	1,028	4%	1,658	4%	1,197	2%
	25,341	100%	28,075	100%	47,028	100%	48,799	100%
Direct operating expenses:
Personnel	5,515	22%	4,969	18%	10,698	23%	10,150	21%
Repairs and maintenance	4,646	18%	3,161	11%	8,108	17%	6,370	13%
Drydocking	901	4%	1,226	4%	2,142	5%	3,258	7%
Insurance and loss reserves	899	3%	819	3%	1,493	3%	1,153	2%
Fuel, lubes and supplies	1,714	7%	1,170	4%	3,894	8%	2,457	5%
Other	2,357	9%	2,801	10%	5,084	11%	5,000	10%
	16,032	63%	14,146	50%	31,419	67%	28,388	58%
Direct Vessel Profit	$9,309	37%	$13,929	50%	$15,609	33%	$20,411	42%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $2.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.0 million lower due to the disposition of three vessels subsequent to the Prior Year Quarter and $0.7 million lower due to the repositioning of one vessel out of the region subsequent to the Prior Year Quarter. Charter revenues were $0.8 million lower for the Regional Core Fleet, which consists of 18 vessels, primarily due to lower average day rates of $19,157 in the Current Year Quarter compared to $19,582 in the Prior Year Quarter and lower utilization of 78% in the Current Year Quarter compared to 81% in the Prior Year Quarter. As of June 30, 2025, the Company had no vessels cold-stacked in this region compared with one of 22 owned and leased-in vessels (one AHTS) as of June 30, 2024.

Direct Operating Expenses. Direct operating expenses were $1.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $3.6 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, $1.5 million lower due to net asset dispositions and $0.2 million lower due to the repositioning of vessels between geographic regions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $2.2 million lower in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $2.8 million lower due to the disposition of three vessels subsequent to the Prior Year Six Months. Charter revenues were $1.0 million lower for the Regional Core Fleet, which consists of 17 vessels, primarily due to lower utilization of 74% in the Current Year Six Months compared to 79% in the Prior Year Six Months offset by higher average day rates of $18,409 in the Current Year Six Months compared to $18,284 in the Prior Year Six Months. Charter revenues were $1.6 million higher due to the repositioning of two vessels into the region subsequent to the Prior Year Six Months. Other marine services were $0.5 million higher primarily due to higher mobilization revenues.

Direct Operating Expenses. Direct operating expenses were $3.0 million higher in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $5.3 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, $0.5 million higher due to the repositioning of vessels between geographic regions and $2.8 million lower due to net asset dispositions.

Middle East and Asia. For the three and six months ended June 30, 2025 and 2024 the Company’s time charter statistics and direct vessel (loss) profit in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$5,786		$—		$5,784
FSV	9,201		8,656		8,867		8,159
PSV	16,467		16,499		15,790		15,902
Liftboats	37,678		45,900		40,232		45,900
Overall	15,506		17,083		16,735		17,012
Utilization:
AHTS		—%		96%		—%		98%
FSV		72%		85%		69%		74%
PSV		86%		67%		80%		66%
Liftboats		53%		100%		76%		100%
Overall		73%		82%		74%		76%
Available Days:
AHTS	—		91		—		182
FSV	540		568		1,080		1,205
PSV	367		455		817		910
Liftboats	182		182		362		364
Overall	1,089		1,296		2,259		2,661
Operating revenues:
Time charter	$12,365	97%	$18,073	97%	$28,075	97%	$34,550	97%
Other marine services	432	3%	619	3%	724	3%	969	3%
	12,797	100%	18,692	100%	28,799	100%	35,519	100%
Direct operating expenses:
Personnel	4,511	35%	6,930	37%	9,438	33%	12,893	36%
Repairs and maintenance	6,338	49%	3,443	19%	8,843	31%	6,155	17%
Drydocking	13	0%	707	4%	1,044	4%	2,190	6%
Insurance and loss reserves	842	7%	798	4%	1,544	5%	1,416	4%
Fuel, lubes and supplies	1,279	10%	1,103	6%	2,162	7%	2,301	7%
Other	1,104	9%	989	5%	1,985	7%	1,989	6%
	14,087	110%	13,970	75%	25,016	87%	26,944	76%
Direct Vessel (Loss) Profit	$(1,290)	-10%	$4,722	25%	$3,783	13%	$8,575	24%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $5.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $3.5 million lower for the Regional Core Fleet, which consists of 11 vessels, due to lower utilization of 79% in the Current Year Quarter compared to 81% in the Prior Year Quarter and lower average day rates of $15,698 in the Current Year Quarter compared to $19,535 in the Prior Year Quarter. Charter revenues were $2.3 million lower due to the disposition of three vessels subsequent to the Prior Year Quarter and $0.1 million higher due to the repositioning of one vessel into the region subsequent to the Prior Year Quarter. As of June 30, 2025 and 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.1 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.9 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, $0.6 million higher due to the repositioning of vessels between geographic regions and $2.4 million lower due to net asset dispositions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $6.5 million lower in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $3.3 million lower due to the disposition of three vessels subsequent to the Prior Year Six Months and $0.5 million lower due to the repositioning of one vessel out of the region subsequent to the Prior Year Six Months. Charter revenues were $2.7 million lower for the Regional Core Fleet, which consists of 11 vessels, due to lower average day rates of $16,935 in the Current Year Six Months compared to $20,079 in the Prior Year Six Months offset by higher utilization of 79% in the Current Year Six Months compared to 73% in the Prior Year Six Months.

Direct Operating Expenses. Direct operating expenses were $1.9 million lower in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $3.7 million lower due to net asset dispositions, $0.4 million lower due to the repositioning of vessels between geographic regions and $2.2 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Latin America (Brazil, Mexico, Central and South America). For the three and six months ended June 30, 2025 and 2024 the Company’s time charter statistics and direct vessel profit in Latin America were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Time Charter Statistics:
Rates Per Day Worked:
FSV	$15,188		$14,950		$15,046		$14,950
PSV	28,254		20,539		28,228		20,798
Liftboats	—		46,904		—		67,293
Overall	23,764		22,437		22,891		25,287
Utilization:
FSV		68%		93%		84%		95%
PSV		65%		60%		61%		50%
Liftboats		—%		96%		—%		98%
Overall		66%		71%		67%		64%
Available Days:
FSV	182		182		362		364
PSV	364		546		734		1,228
Liftboats	—		80		32		154
Overall	546		808		1,128		1,746
Operating revenues:
Time charter	$8,568	92%	$12,832	86%	$17,191	86%	$28,106	88%
Bareboat charter	838	9%	364	2%	1,546	7%	728	2%
Other marine services	(114)	-1%	1,727	12%	1,365	7%	3,325	10%
	9,292	100%	14,923	100%	20,102	99%	32,159	100%
Direct operating expenses:
Personnel	2,089	22%	3,383	23%	4,030	20%	8,128	25%
Repairs and maintenance	714	8%	1,761	12%	1,788	9%	4,199	13%
Drydocking	545	6%	1,707	11%	1,076	5%	2,930	9%
Insurance and loss reserves	174	2%	539	4%	329	2%	929	3%
Fuel, lubes and supplies	293	3%	827	5%	957	5%	2,198	7%
Other	363	4%	419	3%	709	3%	1,090	4%
	4,178	45%	8,636	58%	8,889	44%	19,474	61%
Direct Vessel Profit	$5,114	55%	$6,287	42%	$11,213	56%	$12,685	39%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $3.8 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $6.6 million lower due to the repositioning of three vessels out of the region subsequent to the Prior Year Quarter. Charter revenues were $2.8 million higher for the Regional Core Fleet, which consists of six vessels, primarily due to higher utilization of 66% in the Current Year Quarter compared to 60% in the Prior Year Quarter and higher average day rates of $23,764 in the Current Year Quarter compared to $18,820 in the Prior Year Quarter. Other marine services were $1.8 million lower primarily due to lower mobilization and catering revenues. As of June 30, 2025 and 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $4.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.9 million lower due to the repositioning of vessels between geographic regions and $1.6 million lower for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $10.1 million lower in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $15.4 million lower due to the repositioning of four vessels out of the region subsequent to the Prior Year Six Months. Charter revenues were $5.3 million higher for the Regional Core Fleet, which consists of six vessels, primarily due to higher utilization of 68% in the Current Year Six Months compared to 62% in the Prior Year Six Months and higher average day rates of $23,210 in the Current Year Six Months compared to $18,786 in the Prior Year Six Months. Other marine services were $2.0 million lower primarily due to lower mobilization and catering revenues.

Direct Operating Expenses. Direct operating expenses were $10.6 million lower in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $7.6 million lower due to the repositioning of vessels between geographic regions and $3.0 million lower for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter and Current Year Six Months was $0.2 million lower and $0.3 million lower compared to the Prior Year Quarter and Prior Year Six Months due to having no leased-in vessels in the Current Year Quarter and Current Year Six Months compared to one in the Prior Year Quarter and Prior Year Six Months.

Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Year Six Months were $1.1 million higher and $0.7 million higher compared to the Prior Year Quarter and Prior Year Six Months due to increases in professional fees and increases in wages and benefits expenses offset by decreases in allowance for credit losses.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Year Six Months were $0.8 million lower and $0.9 million lower compared to the Prior Year Quarter and Prior Year Six Months due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one FSV and two PSVs, previously classified as held for sale, and other equipment not previously classified as such for net cash proceeds of $31.6 million, after transaction costs, and a gain of $19.2 million. During the Prior Year Quarter, the Company sold other equipment for net cash proceeds of $0.1 million, after transaction costs, and a de minimis gain.

During the Current Year Six Months, the Company sold one FSV and two PSVs, previously classified as held for sale, as well as one liftboat and other equipment not previously classified as such for net cash proceeds of $40.1 million, after transaction costs, and a gain of $25.0 million. During the Prior Year Six Months, the Company sold other equipment for net cash proceeds of $0.1 million, after transaction costs, and a de minimis gain.

Other Income (Expense), Net

For the three and six months ended June 30, 2025 and 2024, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other Income (Expense):
Interest income	$372	$445	$808	$1,038
Interest expense	(8,844)	(10,190)	(18,430)	(20,499)
Derivative gains (losses), net	87	104	212	(439)
Foreign currency losses, net	(2,119)	(560)	(3,315)	(640)
Other, net	—	—	—	(95)
	$(10,504)	$(10,201)	$(20,725)	$(20,635)

Interest income. Interest income was lower for the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months due to reduced cash balances held in interest bearing accounts.

Interest expense. Interest expense was lower in the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months primarily due to a lower interest rate on the 2024 SMFH Credit Facility (which bears interest at a fixed rate of 10.30% per annum), which was entered into on November 27, 2024 compared to the 2023 SMFH Credit Facility (which bore interest at a fixed rate of 11.75% per annum), which was entered into on September 8, 2023.

Derivative gains (losses), net. Net derivative gains for the Current Year Quarter compared with the Prior Year Quarter was nearly flat. Net derivative gains for the Current Year Six Months compared with net derivative losses for the Prior Year Six Months were due to the weakening of the U.S. dollar in relation to the Norwegian Kroner for an open forward currency exchange contract, which is denominated in Norwegian Kroner.

Foreign currency (losses), net. Net foreign currency losses for the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months increased primarily due to the weakening of the U.S. dollar in relation to the pound sterling.

Income Tax Expense

During the six months ended June 30, 2025, the Company’s effective income tax rate of 17.1% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $0.7 million lower and earnings for the Current Year Six Months compared with the Prior Year Six Months were $1.2 million higher due to the following changes in equity earnings (losses) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SEACOR Marine Arabia	$355	$1,698	$1,064	$1,292
Other	(137)	(732)	43	(1,426)
	$218	$966	$1,107	$(134)

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its debt facilities. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations and sales under the Company’s ATM Program, which has approximately $25.0 million of remaining sales capacity as of June 30, 2025. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of June 30, 2025 and June 30, 2024, the Company held balances of cash, cash equivalents and restricted cash totaling $51.6 million and $42.9 million, respectively.

As of June 30, 2025, the Company had outstanding debt of $341.0 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of June 30, 2025, are as follows (in thousands):

Actual
Remainder 2025	$15,000
2026	30,000
2027	30,677
2028	30,621
2029	239,402
Years subsequent to 2029	—
$345,700

As of June 30, 2025, the Company had unfunded capital commitments of $65.1 million consisting of $59.3 million in respect of the construction of two PSVs, $2.3 million in respect of four hybrid battery power systems and $3.5 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $13.1 million is payable during 2025, $33.4 million is payable during 2026 and the remainder is payable during 2027. In accordance with the terms of the 2024 SMFH Credit Facility, previously described in the 2024 Annual Report, $18.0 million of the proceeds from the sale of two AHTS was designated to make payments on the construction of two PSVs. In addition, during the second quarter of 2025, $3.8 million of the proceeds from the sale of one FSV and $10.9 million of the proceeds from the sale of two PSVs were also designated to make payments on the construction of the two PSVs. As of June 30, 2025, $16.5 million remained in a restricted account as a result of these transactions. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels. $8.2 million of this tranche was drawn as of June 30, 2025.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows provided by or (used in):
Operating Activities	$(13,543)	$(19,416)
Investing Activities	9,056	(3,988)
Financing Activities	(20,098)	(17,868)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	1
Net Change in Cash, Restricted Cash and Cash Equivalents	$(24,585)	$(41,271)

Operating Activities

Cash flows used in operating activities was $13.5 million in the Current Year Six Months, a decrease of $5.9 million compared to $19.4 million in the Prior Year Six Months due to changes in working capital and a decrease in days worked primarily due to net fleet changes. The components of cash flows provided by and/or used in operating activities during the Current Year Six Months and Prior Year Six Months were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
DVP:
United States, primarily Gulf of America	$(5,717)	$(6,653)
Africa and Europe	15,609	20,411
Middle East and Asia	3,783	8,575
Latin America	11,213	12,685
Operating, leased-in equipment	(364)	(1,131)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(20,967)	(19,532)
Other, net (excluding non-cash losses)	—	(95)
Dividends received from 50% or less owned companies	3,199	1,418
	6,756	15,678
Changes in operating assets and liabilities before interest and income taxes	(2,325)	(20,124)
Cash settlements on derivative transactions, net	(373)	164
Interest paid, excluding capitalized interest (1)	(19,504)	(16,122)
Interest received	808	1,038
Income taxes refunded (paid) , net	1,095	(50)
Total cash flows used in operating activities	$(13,543)	$(19,416)

(1)
During the Current Year Six Months capitalized interest paid and included in the purchase of property and equipment was $0.8 million. During the Prior Year Six Months, the Company paid no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Six Months, net cash provided by investing activities was $9.1 million, primarily as a result of the following:

•
capital expenditures were $31.0 million; and
•
the Company sold one FSV and two PSVs, previously classified as held for sale, as well as one liftboat and other equipment not previously classified as such for net cash proceeds of $40.1 million, after transaction costs, and a gain of $25.0 million.

During the Prior Year Six Months, net cash provided by investing activities was $4.0 million, primarily as a result of the following:

•
capital expenditures were $4.1 million; and
•
the Company sold other equipment for net cash proceeds of $0.1 million, after transaction costs, and a de minimis gain.

Financing Activities

During the Current Year Six Months, net cash used in financing activities was $20.1 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $12.5 million;
•
the Company received proceeds from the issuance of long-term debt of $7.7 million;
•
the Company made payments for the repurchase of common stock of $7.1 million;
•
the Company made payments for the repurchase of warrants of $6.7 million; and
•
the Company made payments on tax withholdings for restricted stock vesting of $1.5 million.

During the Prior Year Six Months, net cash used in financing activities was $17.9 million primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $14.1 million;
•
the Company received $0.1 million proceeds from the exercise of stock options; and
•
the Company made payments on tax withholdings for restricted stock vesting of $3.9 million.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, cash generated from operating activities and access to the credit and capital markets, including the $25.0 million in remaining sales capacity under the ATM Program, will provide sufficient liquidity to meet its obligations, including to support its capital expenditures, working capital needs, debt service requirements and covenant compliance over the short to long term. With respect to capital expenditures related to the construction of two PSVs, up to $32.8 million remains available under Tranche B of the 2024 SMFH Credit Facility as of June 30, 2025. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to or the availability of the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity and compliance with covenants in its credit facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2024 Annual Report. There has been no material change in the Company’s exposure to market risk during the six months ended June 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
April 1, 2025 to April 30, 2025	—	$—	—	—
May 1, 2025 to May 31, 2025	—	$—	—	—
June 1, 2025 to June 30, 2025	2,011	$5.73	—	—

For the three months ended June 30, 2025, the Company acquired for treasury (i) 2,011 shares of Common Stock from its directors to cover their tax withholding obligations upon the vesting of restricted share awards for an aggregate purchase price of $11,523. These shares were purchased in accordance with the terms of the Company’s 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the second quarter of 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

10.1*+

SEACOR Marine Holdings Inc. 2025 Equity Incentive Plan (incorporated by reference to Annex A of SEACOR Marine Holdings Inc.’s definitive proxy statement on Schedule 14A as filed with the Commission on April 23, 2025 (SEC File No. 001-37966)).

10.2+	Form of Director Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2025 Equity Incentive Plan.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

* Incorporated by reference.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Marine Holdings Inc.

Date:	July 30, 2025	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2025	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	July 30, 2025	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)