Form 10-Q
period 2025-09-30
SEACOR Marine Holdings Inc.
filed 2025-10-29
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of October 24, 2025 was 26,976,259. The registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$90,953	$59,491
Restricted cash	17,255	16,649
Receivables:
Trade, net of allowance for credit loss of $4,176 and $4,745 as of September 30, 2025 and December 31, 2024, respectively	62,788	69,888
Other	16,801	7,913
Tax receivable	507	1,601
Inventories	2,552	2,760
Prepaid expenses and other	3,448	4,406
Assets held for sale	—	10,943
Total current assets	194,304	173,651
Property and Equipment:
Historical cost	797,381	900,414
Accumulated depreciation	(344,899)	(367,448)
	452,482	532,966
Construction in progress	40,394	11,904
Net property and equipment	492,876	544,870
Right-of-use asset - operating leases	903	3,436
Right-of-use asset - finance leases	22	36
Investments, at equity, and advances to 50% or less owned companies	2,707	3,541
Other assets	1,686	1,577
Total assets	$692,498	$727,111
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$510	$606
Current portion of finance lease liabilities	11	17
Current portion of long-term debt	30,000	27,500
Accounts payable	25,928	29,236
Accrued wages and benefits	3,641	5,229
Accrued interest	—	1,618
Accrued capital, repair and maintenance expenditures	8,160	8,791
Unearned revenue	1,799	2,534
Accrued insurance deductibles and premiums	3,972	3,561
Derivatives	—	464
Other current liabilities	7,130	5,486
Total current liabilities	81,151	85,042
Long-term operating lease liabilities	567	2,982
Long-term finance lease liabilities	11	20
Long-term debt	311,858	317,339
Deferred income taxes	20,609	22,037
Deferred gains and other liabilities	639	1,369
Total liabilities	414,835	428,789
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 28,066,298 and 28,466,326 shares issued as of September 30, 2025 and December 31, 2024, respectively	281	287
Additional paid-in capital	470,228	479,283
Accumulated deficit	(193,822)	(180,600)
Shares held in treasury of 1,090,039 and 796,965 as of September 30, 2025 and December 31, 2024, respectively, at cost	(9,639)	(8,110)
Accumulated other comprehensive income, net of tax	10,294	7,141
	277,342	298,001
Noncontrolling interests in subsidiaries	321	321
Total equity	277,663	298,322
Total liabilities and equity	$692,498	$727,111

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues	$59,194	$68,916	$175,503	$201,553
Costs and Expenses:
Operating	47,684	52,907	139,105	150,526
Administrative and general	11,269	11,019	34,753	33,825
Lease expense	280	364	942	1,331
Depreciation and amortization	12,125	12,928	37,025	38,749
	71,358	77,218	211,825	224,431
Gains on Asset Dispositions and Impairments, Net	30,230	1,821	55,202	1,857
Operating Income (Loss)	18,066	(6,481)	18,880	(21,021)
Other Income (Expense):
Interest income	297	358	1,105	1,396
Interest expense	(8,947)	(10,127)	(27,377)	(30,626)
Derivative gains (losses), net	17	67	229	(372)
Foreign currency gains (losses), net	218	(1,717)	(3,097)	(2,357)
Gains on insurance claim settlement	4,581	—	4,581	—
Other, net	(221)	29	(221)	(66)
	(4,055)	(11,390)	(24,780)	(32,025)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	14,011	(17,871)	(5,900)	(53,046)
Income Tax Expense (Benefit)	5,410	(513)	8,822	(270)
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies	8,601	(17,358)	(14,722)	(52,776)
Equity in Earnings of 50% or Less Owned Companies	393	1,012	1,500	878
Net Income (Loss)	$8,994	$(16,346)	$(13,222)	$(51,898)

Net Earnings (Loss) Per Share:
Basic	$0.35	$(0.59)	$(0.50)	$(1.88)
Diluted	0.35	(0.59)	(0.50)	(1.88)
Weighted Average Common Stock and Warrants Outstanding:
Basic	25,657,809	27,772,733	26,409,312	27,615,699
Diluted	25,887,710	27,772,733	26,409,312	27,615,699

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income (Loss)	$8,994	$(16,346)	$(13,222)	$(51,898)
Other Comprehensive (Loss) Income:
Foreign currency translation (losses) gains	(686)	1,774	3,153	1,646
	(686)	1,774	3,153	1,646
Income Tax Expense	—	—	—	—
	(686)	1,774	3,153	1,646
Comprehensive Income (Loss)	$8,308	$(14,572)	$(10,069)	$(50,252)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2025
December 31, 2024	27,669,361	$287	$479,283	796,965	$(8,110)	$(180,600)	$7,141	$321	$298,322
Repurchase of Common Stock	(1,355,761)	(13)	(7,076)	—	—	—	—	—	(7,089)
Repurchase of warrants	—	—	(6,668)	—	—	—	—	—	(6,668)
Restricted stock grants	644,880	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	4,690	—	—	—	—	—	4,690
Restricted stock vesting	(216,874)	—	—	216,874	(1,141)	—	—	—	(1,141)
Performance restricted stock vesting	110,741	—	—	74,189	(377)	—	—	—	(377)
Director share awards	125,923	1	(1)	—	—	—	—	—	—
Director restricted stock vesting	(2,011)	—	—	2,011	(11)	—	—	—	(11)
Net loss	—	—	—	—	—	(13,222)	—	—	(13,222)
Other comprehensive income	—	—	—	—	—	—	3,153	—	3,153
September 30, 2025	26,976,259	$281	$470,228	1,090,039	$(9,639)	$(193,822)	$10,294	$321	$277,663

For the Three Months Ended September 30, 2025
June 30, 2025	26,976,259	$281	$468,669	1,090,039	$(9,639)	$(202,816)	$10,980	$321	$267,796
Amortization of share awards	—	—	1,559	—	—	—	—	—	1,559
Net income	—	—	—	—	—	8,994	—	—	8,994
Other comprehensive loss	—	—	—	—	—	—	(686)	—	(686)
September 30, 2025	26,976,259	$281	$470,228	1,090,039	$(9,639)	$(193,822)	$10,294	$321	$277,663

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2024
December 31, 2023	27,184,778	$280	$472,692	481,014	$(4,221)	$(102,425)	$7,577	$321	$374,224
Restricted stock grants	563,271	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	4,829	—	—	—	—	—	4,829
Exercise of options	12,166	—	140	—	—	—	—	—	140
Restricted stock vesting	(251,333)	—	—	251,333	(3,120)	—	—	—	(3,120)
Performance restricted stock vesting	96,150	—	—	61,305	(769)	—	—	—	(769)
Director share awards	43,504	1	—	—	—	—	—	—	1
Director restricted stock vesting	(3,274)	—	—	3,274	—	—	—	—	—
Net loss	—	—	—	—	—	(51,898)	—	—	(51,898)
Other comprehensive income	—	—	—	—	—	(51)	1,646	—	1,595
September 30, 2024	27,645,262	$287	$477,661	796,926	$(8,110)	$(154,374)	$9,223	$321	$325,008

For the Three Months Ended September 30, 2024
June 30, 2024	27,636,184	$286	$476,020	796,926	$(8,110)	$(138,028)	$7,449	$321	$337,938
Amortization of share awards	—	—	1,603	—	—	—	—	—	1,603
Exercise of options	3,000	—	38	—	—	—	—	—	38
Director share awards	6,078	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(16,346)	—	—	(16,346)
Other comprehensive income	—	—	—	—	—	—	1,774	—	1,774
September 30, 2024	27,645,262	$287	$477,661	796,926	$(8,110)	$(154,374)	$9,223	$321	$325,008

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(13,222)	$(51,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,025	38,749
Deferred financing costs amortization	—	890
Stock-based compensation expense	4,696	4,836
Debt discount amortization	694	5,980
Allowance for credit losses	7	144
Gains from equipment sales, retirements or impairments	(55,202)	(1,857)
Derivative (gains) losses	(229)	372
Interest on finance leases	3	1
Settlements on derivative transactions, net	(373)	164
Currency losses	3,097	2,357
Deferred income taxes	(1,428)	(8,916)
Equity earnings	(1,500)	(878)
Dividends received from 50% or less owned companies	3,199	2,916
Changes in Operating Assets and Liabilities:
Accounts receivables	(1,083)	(10,049)
Other assets	1,605	(2,653)
Accounts payable and accrued liabilities	(1,491)	1,052
Net cash used in operating activities	(24,202)	(18,790)
Cash Flows from Investing Activities:
Purchases of property and equipment	(40,356)	(4,284)
Proceeds from disposition of property and equipment	116,132	2,417
Net cash provided by (used in) investing activities	75,776	(1,867)
Cash Flows from Financing Activities:
Payments on long-term debt	(20,000)	(21,833)
Proceeds from issuance of long-term debt, net of debt discount and issuance costs	15,799	—
Payments on finance leases	(16)	(28)
Payments for repurchase of common stock	(7,089)	—
Payments for repurchase of warrants	(6,668)	—
Proceeds from exercise of stock options	—	140
Tax withholdings on restricted stock vesting and director share awards	(1,529)	(3,889)
Net cash used in financing activities	(19,503)	(25,610)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(3)	—
Net Change in Cash, Restricted Cash and Cash Equivalents	32,068	(46,267)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	76,140	84,131
Cash, Restricted Cash and Cash Equivalents, End of Period	$108,208	$37,864
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$26,683	$21,925
Income taxes refunded (paid), net	1,095	(50)
Noncash Investing and Financing Activities:
Decrease in capital expenditures in accounts payable and accrued liabilities	(5,377)	(1,100)
Recognition of a new right-of-use asset - financing leases	—	7

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

Recently Issued Accounting Standards.

On September 29, 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which addresses two issues: (1) refines the scope of the guidance on derivatives in ASC 815 (Issue 1) and (2) clarifies the guidance on share-based payments from a customer in ASC 606 (Issue 2). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2026. While early adoption is permitted, the Company has determined it will not early adopt the standards. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position or results of operations.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose, on an annual basis, information about their effective tax rate reconciliation and information on income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. While early adoption is permitted, the Company has determined it will not early adopt the standard. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position or results of operations.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Balance at beginning of period	$2,534	$687
Unearned revenues during the period	6,767	6,689
Revenues recognized during the period	(7,502)	(4,842)
Balance at end of period	$1,799	$2,534

As of September 30, 2025 and December 31, 2024, the Company had unearned revenue of $1.8 million and $2.5 million, respectively, primarily related to mobilization of vessels.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of September 30, 2025, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was $1.5 million of capitalized interest recognized during the nine months ended September 30, 2025 and no capitalized interest recognized during the nine months ended September 30, 2024.

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

During the nine months ended September 30, 2025 and 2024, the Company did not record impairment charges on any owned or leased-in vessels. Impairment charges are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss). Estimated fair values for the Company owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of September 30, 2025, the Company estimated that their future undiscounted cash flows exceeded their current carrying values. However, the Company’s estimates of future undiscounted cash flows are highly subjective as utilization and rates per day worked are uncertain, especially in light of the continued volatility in commodity prices as well as the timing and cost of reactivating cold-stacked vessels. If market conditions decline, changes in the Company’s expectations on future cash flows may result in recognizing additional impairment charges related to its long-lived assets in future periods. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2025 and 2024, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the nine months ended September 30, 2025, the Company’s effective income tax rate of 149.6% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit for U.S. income tax purposes.

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

For the three and nine months ended September 30, 2024, diluted loss per share of Common Stock excluded 2,978,724 shares of Common Stock issuable upon conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive.

In addition, for the three months ended September 30, 2025 diluted earnings per share of Common Stock included 163,749 shares of restricted stock, 50,443 shares of Common Stock, issuable upon exercise of outstanding stock options, and 15,710 of performance-based restricted stock units as the effect of their inclusion in the computation would be dilutive. For the three months ended September 30, 2025 and 2024, diluted earnings (loss) per share of Common Stock excluded 1,185,624 and 1,392,226 shares of restricted stock, respectively, and 958,422 and 1,013,865 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

For the nine months ended September 30, 2025 and 2024 diluted loss per share of Common Stock excluded 1,349,373 and 1,392,226 shares of restricted stock, respectively, and 1,008,865 and 1,013,865 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

2.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2025, capital expenditures were $40.4 million and there were no equipment deliveries. During the nine months ended September 30, 2025, the Company sold one fast support vessel (“FSV”) and two platform supply vessels (“PSV”), previously classified as held for sale, as well as three liftboats and other equipment not previously classified as such, for net cash proceeds of $116.1 million, after transaction costs, and a gain of $55.2 million. During the nine months ended September 30, 2024, the Company sold one anchor handling towing supply vessel (“AHTS”), previously classified as held for sale, and other equipment for net cash proceeds of $2.4 million, after transaction costs, and a gain of $1.9 million.

3.
INVESTMENTS, AT EQUITY AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	Ownership	September 30, 2025	December 31, 2024
Seabulk Angola	49.0%	$1,136	$962
SEACOR Marine Arabia	45.0%	1,500	2,508
Other	20.0% - 50.0%	71	71
		$2,707	$3,541

4.
LONG-TERM DEBT

The Company’s long-term debt obligations as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
2024 SMFH Credit Facility	$346,400	$350,000
Current portion due within one year	(30,000)	(27,500)
Unamortized debt discount	(3,849)	(4,338)
Deferred financing costs	(693)	(823)
Long-term debt, less current portion	$311,858	$317,339

As of September 30, 2025, the Company was in compliance with all debt covenants and lender requirements.

Letters of Credit. As of September 30, 2025 and December 31, 2024, the Company had outstanding letters of credit of $0.4 million securing lease obligations, labor and performance guaranties.

5.
LEASES

As of September 30, 2025, the Company leased-in certain facilities and other equipment. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms of certain facilities and other equipment had a duration ranging from three to 255 months.

As of September 30, 2025, future minimum payments for leases for the remainder of 2025 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$302	$3
2026	358	13
2027	188	9
2028	30	—
2029	30	—
Years subsequent to 2029	510	—
	1,418	25
Interest component	(341)	(3)
	1,077	22
Current portion of long-term lease liabilities	510	11
Long-term lease liabilities	$567	$11

For the three and nine months ended September 30, 2025 and 2024 the components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$159	$218	$566	$1,009
Finance lease costs:
Amortization of finance lease assets (1)	3	12	19	32
Interest on finance lease liabilities (2)	1	—	3	1
Short-term lease costs	121	146	376	322
	$284	$376	$964	$1,364

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the nine months ended September 30, 2025 supplemental cash flow information related to leases was as follows (in thousands):

	2025	2024
Operating cash outflows from operating leases	$522	$1,658
Financing cash outflows from finance leases	16	28
Right-of-use assets obtained for operating lease liabilities	—	—
Right-of-use assets obtained for finance lease liabilities	—	7

For the nine months ended September 30, 2025 other information related to leases was as follows:

	2025	2024
Weighted average remaining lease term, in years - operating leases	10.4	11.7
Weighted average remaining lease term, in years - finance leases	2.0	1.2
Weighted average discount rate - operating leases	8.8%	6.3%
Weighted average discount rate - finance leases	11.0%	6.4%

6.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the nine months ended September 30, 2025:

Statutory rate	(21.0)%
Foreign taxes	123.0%
Income (loss) of foreign subsidiaries not includable in U.S. return	38.2%
162(m) - Executive compensation	7.6%
Subpart F Income and GILTI	11.0%
Share Award Plans	(11.9)%
Accrual to return true-up	2.6%
Other	0.1%
Effective income tax rate	149.6%

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company has determined that the OBBBA did not have a material effect on the Company’s consolidated financial position, results of operations or disclosures.

7.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives not designated as hedging instruments:
Forward Exchange Contract	$138	$—	$—	$464

Economic Hedges. The Company may enter and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward exchange contract related to the purchase of four hybrid battery power systems, the purchase price for which is denominated in Norwegian Kroner. The Company recognized gains of $0.2 million during the nine months ended September 30, 2025 and losses of $0.4 million during the nine months ended September 30, 2024 on this contract, which were recognized in earnings.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. As of September 30, 2025 and December 31, 2024, there were no interest rate swaps held by the Company.

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the nine months ended September 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Forward currency exchange, option, and future contracts	$17	$67	$229	$(372)

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

The Company’s financial assets and liabilities as of September 30, 2025 and December 31, 2024 that are measured at fair value on a recurring basis were as follows (in thousands):

September 30, 2025	Level 1	Level 2	Level 3
ASSETS
Derivative instruments	$—	$138	$—
December 31, 2024
LIABILITIES
Derivative instruments	$—	$464	$—

The fair value of the Company’s derivative instruments was estimated by utilizing a spot rate as of the measurement date provided by an independent third party.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

		Estimated Fair Value
September 30, 2025	Carrying Amount	Level 1	Level 2	Level 3
LIABILITIES
Long-term debt, including current portion	341,858	—	350,814	—
December 31, 2024
LIABILITIES
Long-term debt, including current portion	344,839	—	345,662	—

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

Property and equipment. During the nine months ended September 30, 2025, the Company recognized no impairment charges. During the year ended December 31, 2024, the Company recognized impairment charges totaling $3.7 million for other equipment designated for a construction project that was indefinitely deferred and will no longer be completed.

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

10.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company had unfunded capital commitments of $54.5 million consisting of $51.3 million in respect of the construction of two PSVs, $2.0 million in respect of four hybrid battery power systems and $1.2 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $4.8 million is payable during the remainder of 2025, $31.4 million is payable during 2026 and the remainder is payable during 2027. In accordance with the terms of the 2024 SMFH Credit Facility as previously described in the 2024 Annual Report, $18.0 million of the proceeds from the sale of two AHTS in the fourth quarter of 2024 was designated to make payments on the construction of the two PSVs. In addition, during the second quarter of 2025, $3.8 million of the proceeds from the sale of one FSV and $10.9 million of the proceeds from the sale of two PSVs were also designated to make payments on the construction of the two PSVs. As of September 30, 2025, $16.6 million remained in a restricted account as a result of these transactions. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels. $16.4 million of this tranche was drawn as of September 30, 2025.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda., an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$28.6 million based on a historical potential levy of R$12.87 million (USD $5.4 million and USD $2.4 million, respectively, based on the exchange rate as of September 30, 2025).

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of September 30, 2025, all invoices received related to MNOPF and MNRPF have been settled in full.

11.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the nine months ended September 30, 2025 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2024 (1)	1,392,226
Granted	770,803
Vested (2)	(813,656)
Forfeited	—
Outstanding as of September 30, 2025 (3)	1,349,373

Stock Option Activity:
Outstanding as of December 31, 2024	1,013,865
Granted	—
Exercised	—
Forfeited	(5,000)
Outstanding as of September 30, 2025	1,008,865

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

For the nine months ended September 30, 2025, the Company acquired for treasury (i) 218,885 shares of Common Stock from its directors and employees to cover their tax withholding obligations upon the vesting of restricted share awards for an aggregate purchase price of $1.2 million, and (ii) 74,189 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of performance-based restricted stock units for an aggregate purchase price of $0.4 million. These shares were purchased in accordance with the terms of the Company’s 2020 Equity Incentive Plan and 2022 Equity Incentive Plan, as applicable.

12.
SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2024 Annual Report. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2025
Operating Revenues:
Time charter	$10,024	$22,357	$12,606	$10,971	$55,958
Bareboat charter	—	—	—	846	846
Other marine services	1,108	733	319	230	2,390
	11,132	23,090	12,925	12,047	59,194
Direct Costs and Expenses:
Operating:
Personnel	5,815	4,465	4,956	2,380	17,616
Repairs and maintenance	1,309	6,531	5,798	965	14,603
Drydocking	1,079	1,413	(1)	(61)	2,430
Insurance and loss reserves	816	326	611	195	1,948
Fuel, lubes and supplies	700	1,781	1,241	743	4,465
Other	118	3,573	1,167	1,764	6,622
	9,837	18,089	13,772	5,986	47,684
Direct Vessel Profit (Loss)	$1,295	$5,001	$(847)	$6,061	11,510
Other Costs and Expenses:
Lease expense	$148	$8	$70	$54	280
Administrative and general					11,269
Depreciation and amortization	3,106	4,302	3,231	1,486	12,125
					23,674
Gains on asset dispositions and impairments, net					30,230
Operating income					$18,066

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2025
Operating Revenues:
Time charter	$28,994	$67,727	$40,681	$28,162	$165,564
Bareboat charter	—	—	—	2,392	2,392
Other marine services	2,518	2,391	1,043	1,595	7,547
	31,512	70,118	41,724	32,149	175,503
Direct Costs and Expenses:
Operating:
Personnel	19,155	15,163	14,394	6,410	55,122
Repairs and maintenance	4,738	14,639	14,641	2,753	36,771
Drydocking	5,829	3,555	1,043	1,015	11,442
Insurance and loss reserves	2,585	1,819	2,155	524	7,083
Fuel, lubes and supplies	2,529	5,675	3,403	1,700	13,307
Other	1,098	8,657	3,152	2,473	15,380
	35,934	49,508	38,788	14,875	139,105
Direct Vessel (Loss) Profit	$(4,422)	$20,610	$2,936	$17,274	36,398
Other Costs and Expenses:
Lease expense	$423	$122	$225	$172	942
Administrative and general					34,753
Depreciation and amortization	10,014	12,967	9,688	4,356	37,025
					72,720
Gains on asset dispositions and impairments, net					55,202
Operating income					$18,880
As of September 30, 2025
Property and Equipment:
Historical Cost	$121,308	$314,843	$250,170	$111,060	$797,381
Accumulated Depreciation	(68,744)	(127,299)	(111,930)	(36,926)	(344,899)
	$52,564	$187,544	$138,240	$74,134	$452,482
Total Assets (1)	$75,945	$224,620	$194,700	$90,183	$585,448

(1)
Total Assets by region does not include corporate assets of $107.1 million as of September 30, 2025.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2024
Operating Revenues:
Time charter	$6,593	$28,809	$16,411	$11,500	$63,313
Bareboat charter	—	—	—	372	372
Other marine services	1,188	3,048	375	620	5,231
	7,781	31,857	16,786	12,492	68,916
Direct Costs and Expenses:
Operating:
Personnel	6,297	6,083	5,769	3,791	21,940
Repairs and maintenance	1,655	3,455	3,318	1,517	9,945
Drydocking	2,615	681	832	1,940	6,068
Insurance and loss reserves	799	599	927	259	2,584
Fuel, lubes and supplies	964	2,514	1,043	2,053	6,574
Other	225	3,975	1,131	465	5,796
	12,555	17,307	13,020	10,025	52,907
Direct Vessel (Loss) Profit	$(4,774)	$14,550	$3,766	$2,467	16,009
Other Costs and Expenses:
Lease expense	$140	$75	$73	$76	364
Administrative and general					11,019
Depreciation and amortization	3,194	4,540	3,261	1,933	12,928
					24,311
Gains on asset dispositions and impairments, net					1,821
Operating loss					$(6,481)

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2024
Operating Revenues:
Time charter	$21,247	$76,411	$50,961	$39,606	$188,225
Bareboat charter	—	—	—	1,100	1,100
Other marine services	2,694	4,245	1,344	3,945	12,228
	23,941	80,656	52,305	44,651	201,553
Direct Costs and Expenses:
Operating:
Personnel	18,362	16,233	18,662	11,919	65,176
Repairs and maintenance	4,938	9,825	9,473	5,716	29,952
Drydocking	7,153	3,939	3,022	4,870	18,984
Insurance and loss reserves	2,138	1,752	2,343	1,188	7,421
Fuel, lubes and supplies	2,497	4,971	3,344	4,251	15,063
Other	280	8,975	3,120	1,555	13,930
	35,368	45,695	39,964	29,499	150,526
Direct Vessel (Loss) Profit	$(11,427)	$34,961	$12,341	$15,152	51,027
Other Costs and Expenses:
Lease expense	$419	$425	$229	$258	1,331
Administrative and general					33,825
Depreciation and amortization	9,138	13,020	10,004	6,587	38,749
					73,905
Gains on asset dispositions and impairments, net					1,857
Operating loss					$(21,021)
As of September 30, 2024
Property and Equipment:
Historical Cost	$198,688	$332,880	$250,456	$139,421	$921,445
Accumulated Depreciation	(103,139)	(119,953)	(97,997)	(41,515)	(362,604)
	$95,549	$212,927	$152,459	$97,906	$558,841
Total Assets (1)	$119,579	$260,352	$175,236	$118,301	$673,468

(1)
Total Assets by region does not include corporate assets of $36.0 million as of September 30, 2024.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of September 30, 2025, and 2024, the Company’s investments, at equity and advances to 50% or less owned companies were $2.7 million and $2.0 million, respectively. Equity in earnings of 50% or less owned companies for the nine months ended September 30, 2025 and 2024 were $1.5 million and $0.9 million, respectively.

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

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of September 30, 2025, the Company operated a diverse fleet of 45 support vessels, all of which were owned. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Offshore oil and natural gas market conditions are highly volatile. For example, oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but subsequently decreased to pre-conflict levels. During the nine months ended September 30, 2025, WTI oil prices reached a high of $81 per barrel and a low of $57 per barrel, ending the period at $62 per barrel.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related docking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of September 30, 2025, one of the Company’s 45 owned vessels were cold-stacked worldwide.

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

Vessel Sales

On September 29, 2025, the Company completed the sale of the U.S. flag liftboat L/B Jill and the U.S. flag liftboat L/B Robert (together, the “Liftboat Sales”) for total proceeds of $76.0 million. In addition, concurrently with the closing of the Liftboat Sales, the Company sold certain uninstalled vessel equipment for total proceeds of $1.0 million (the “Equipment Sale”). After deducting transaction costs and expenses, the Company received net cash proceeds of $74.7 million and recognized a gain of $30.5 million for the Liftboat Sales and the Equipment Sale. None of the sale proceeds from the Liftboat Sales and the Equipment Sale are encumbered by the Company’s 2024 SMFH Credit Facility or required to be used to repay such facility.

On April 24, 2025, the Company completed the sale of one FSV built in 2009 for total proceeds of $4.6 million and a gain of approximately $3.0 million. Of these sale proceeds, approximately $3.8 million was designated to make future payments on the construction of two PSVs and deposited in a restricted account.

On April 7, 2025, the Company completed the sale of two 201 foot, DP-2 PSVs built in 2014 for total proceeds of $28.8 million and a gain of $16.1 million. Of these sale proceeds, approximately $12.9 million was used to complete the Securities Repurchase, and approximately $10.9 million was designated to make future payments on the construction of two PSVs and deposited in a restricted account.

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

The 2024 SMFH Credit Facility is divided into two tranches, Tranche A consists of up to $350.0 million and Tranche B consists of up to $41.0 million. Tranche A has been fully drawn with the proceeds used to, among other things, refinance $328.7 million of principal indebtedness under multiple debt facilities, including $203.7 million of secured indebtedness and $125.0 million of unsecured indebtedness due in 2026, inclusive of $35.0 million of convertible debt. $24.6 million of Tranche B remained undrawn as of September 30, 2025 with the proceeds available solely to finance up to 50% of the payments to Fujian Mawei Shipbuilding Ltd. with respect to the shipbuilding contracts for the construction of two PSVs with a contract price of $41.0 million per vessel. The remainder of the purchase price of the vessels will be paid through asset sale proceeds and cash on hand. The PSVs are each 4,650 tons deadweight with a 1,000 square meter deck area and equipped with medium speed diesel engines and an integrated battery energy storage system for higher fuel efficiency and lower running costs. The PSVs are expected to be delivered in the fourth quarter of 2026 and the first quarter of 2027, respectively. The 2024 SMFH Credit Facility matures in December 2029.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three and nine months (“Current Year Quarter” and “Current Year Nine Months”) ended September 30, 2025 compared with the three and nine months (“Prior Year Quarter” and “Prior Year Nine Months”) ended September 30, 2024. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2024, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Time Charter Statistics:
Average Rates Per Day	$19,490		$18,879		$19,358		$19,021
Fleet Utilization	66%		67%		65%		66%
Fleet Available Days	4,321		5,026		13,214		15,026
Operating Revenues:
Time charter	$55,958	95%	$63,313	92%	$165,564	94%	$188,225	93%
Bareboat charter	846	1%	372	1%	2,392	2%	1,100	1%
Other marine services	2,390	4%	5,231	7%	7,547	4%	12,228	6%
	59,194	100%	68,916	100%	175,503	100%	201,553	100%
Costs and Expenses:
Operating:
Personnel	17,616	30%	21,940	32%	55,122	31%	65,176	32%
Repairs and maintenance	14,603	25%	9,945	14%	36,771	21%	29,952	15%
Drydocking	2,430	4%	6,068	9%	11,442	6%	18,984	9%
Insurance and loss reserves	1,948	3%	2,584	4%	7,083	4%	7,421	4%
Fuel, lubes and supplies	4,465	8%	6,574	10%	13,307	8%	15,063	8%
Other	6,622	11%	5,796	8%	15,380	9%	13,930	7%
	47,684	81%	52,907	77%	139,105	79%	150,526	75%
Lease expense - operating	280	0%	364	1%	942	1%	1,331	1%
Administrative and general	11,269	19%	11,019	16%	34,753	20%	33,825	17%
Depreciation and amortization	12,125	20%	12,928	19%	37,025	21%	38,749	19%
	71,358	121%	77,218	112%	211,825	121%	224,431	111%
Gains on Asset Dispositions and Impairments, Net	30,230	51%	1,821	3%	55,202	31%	1,857	1%
Operating Income (Loss)	18,066	31%	(6,481)	(9)%	18,880	11%	(21,021)	(10)%
Other Expense, Net	(4,055)	(7)%	(11,390)	(17)%	(24,780)	(14)%	(32,025)	(16)%
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	14,011	24%	(17,871)	(26)%	(5,900)	(3)%	(53,046)	(26)%
Income Tax Expense (Benefit)	5,410	9%	(513)	(1)%	8,822	5%	(270)	(0)%
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies	8,601	15%	(17,358)	(25)%	(14,722)	(8)%	(52,776)	(26)%
Equity in Earnings of 50% or Less Owned Companies	393	1%	1,012	1%	1,500	1%	878	0%
Net Income (Loss)	$8,994	15%	$(16,346)	(24)%	$(13,222)	(8)%	$(51,898)	(26)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2025
Time Charter Statistics:
Average Rates Per Day	$20,419	$17,983	$17,818	$25,541	$19,490
Fleet Utilization	53%	75%	64%	68%	66%
Fleet Available Days	926	1,656	1,104	635	4,321
Operating Revenues:
Time charter	$10,024	$22,357	$12,606	$10,971	$55,958
Bareboat charter	—	—	—	846	846
Other marine services	1,108	733	319	230	2,390
	11,132	23,090	12,925	12,047	59,194
Direct Costs and Expenses:
Operating:
Personnel	5,815	4,465	4,956	2,380	17,616
Repairs and maintenance	1,309	6,531	5,798	965	14,603
Drydocking	1,079	1,413	(1)	(61)	2,430
Insurance and loss reserves	816	326	611	195	1,948
Fuel, lubes and supplies	700	1,781	1,241	743	4,465
Other	118	3,573	1,167	1,764	6,622
	9,837	18,089	13,772	5,986	47,684
Direct Vessel Profit (Loss)	$1,295	$5,001	$(847)	$6,061	11,510
Other Costs and Expenses:
Lease expense	$148	$8	$70	$54	280
Administrative and general					11,269
Depreciation and amortization	3,106	4,302	3,231	1,486	12,125
					23,674
Gains on asset dispositions and impairments, net					30,230
Operating income					$18,066

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2025
Time Charter Statistics:
Average Rates Per Day	$23,058	$18,158	$17,056	$23,855	$19,358
Fleet Utilization	41%	74%	71%	67%	65%
Fleet Available Days	3,055	5,034	3,362	1,763	13,214
Operating Revenues:
Time charter	$28,994	$67,727	$40,681	$28,162	$165,564
Bareboat charter	—	—	—	2,392	2,392
Other marine services	2,518	2,391	1,043	1,595	7,547
	31,512	70,118	41,724	32,149	175,503
Direct Costs and Expenses:
Operating:
Personnel	19,155	15,163	14,394	6,410	55,122
Repairs and maintenance	4,738	14,639	14,641	2,753	36,771
Drydocking	5,829	3,555	1,043	1,015	11,442
Insurance and loss reserves	2,585	1,819	2,155	524	7,083
Fuel, lubes and supplies	2,529	5,675	3,403	1,700	13,307
Other	1,098	8,657	3,152	2,473	15,380
	35,934	49,508	38,788	14,875	139,105
Direct Vessel (Loss) Profit	$(4,422)	$20,610	$2,936	$17,274	36,398
Other Costs and Expenses:
Lease expense	$423	$122	$225	$172	942
Administrative and general					34,753
Depreciation and amortization	10,014	12,967	9,688	4,356	37,025
					72,720
Gains on asset dispositions and impairments, net					55,202
Operating income					$18,880
As of September 30, 2025
Property and Equipment:
Historical cost	$121,308	$314,843	$250,170	$111,060	$797,381
Accumulated depreciation	(68,744)	(127,299)	(111,930)	(36,926)	(344,899)
	$52,564	$187,544	$138,240	$74,134	$452,482
Total Assets (1)	$75,945	$224,620	$194,700	$90,183	$585,448

(1)
Total Assets by region does not include corporate assets of $107.1 million as of September 30, 2025.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended September 30, 2024
Time Charter Statistics:
Average Rates Per Day	$17,188	$18,875	$17,825	$21,984	$18,879
Fleet Utilization	42%	77%	72%	63%	67%
Fleet Available Days	920	1,990	1,288	828	5,026
Operating Revenues:
Time charter	$6,593	$28,809	$16,411	$11,500	$63,313
Bareboat charter	—	—	—	372	372
Other marine services	1,188	3,048	375	620	5,231
	7,781	31,857	16,786	12,492	68,916
Direct Costs and Expenses:
Operating:
Personnel	6,297	6,083	5,769	3,791	21,940
Repairs and maintenance	1,655	3,455	3,318	1,517	9,945
Drydocking	2,615	681	832	1,940	6,068
Insurance and loss reserves	799	599	927	259	2,584
Fuel, lubes and supplies	964	2,514	1,043	2,053	6,574
Other	225	3,975	1,131	465	5,796
	12,555	17,307	13,020	10,025	52,907
Direct Vessel (Loss) Profit	$(4,774)	$14,550	$3,766	$2,467	$16,009
Other Costs and Expenses:
Lease expense	$140	$75	$73	$76	364
Administrative and general					11,019
Depreciation and amortization	3,194	4,540	3,261	1,933	12,928
					24,311
Gains on asset dispositions and impairments, net					1,821
Operating loss					$(6,481)

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Nine Months Ended September 30, 2024
Time Charter Statistics:
Average Rates Per Day	$21,793	$17,629	$17,265	$24,230	$19,021
Fleet Utilization	35%	76%	75%	64%	66%
Fleet Available Days	2,768	5,735	3,949	2,574	15,026
Operating Revenues:
Time charter	$21,247	$76,411	$50,961	$39,606	$188,225
Bareboat charter	—	—	—	1,100	1,100
Other marine services	2,694	4,245	1,344	3,945	12,228
	23,941	80,656	52,305	44,651	201,553
Direct Costs and Expenses:
Operating:
Personnel	18,362	16,233	18,662	11,919	65,176
Repairs and maintenance	4,938	9,825	9,473	5,716	29,952
Drydocking	7,153	3,939	3,022	4,870	18,984
Insurance and loss reserves	2,138	1,752	2,343	1,188	7,421
Fuel, lubes and supplies	2,497	4,971	3,344	4,251	15,063
Other	280	8,975	3,120	1,555	13,930
	35,368	45,695	39,964	29,499	150,526
Direct Vessel (Loss) Profit	$(11,427)	$34,961	$12,341	$15,152	$51,027
Other Costs and Expenses:
Lease expense	$419	$425	$229	$258	1,331
Administrative and general					33,825
Depreciation and amortization	9,138	13,020	10,004	6,587	38,749
					73,905
Gains on asset dispositions and impairments, net					1,857
Operating loss					$(21,021)
As of September 30, 2024
Property and Equipment:
Historical cost	$198,688	$332,880	$250,456	$139,421	$921,445
Accumulated depreciation	(103,139)	(119,953)	(97,997)	(41,515)	(362,604)
	$95,549	$212,927	$152,459	$97,906	$558,841
Total Assets (1)	$119,579	$260,352	$175,236	$118,301	$673,468

(1)
Total Assets by region does not include corporate assets of $36.0 million as of September 30, 2024.

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2025
Time Charter Statistics:
Average Rates Per Day	$—	$14,007	$21,507	$33,566	$—	$19,490
Fleet Utilization	—%	71%	65%	58%	—%	66%
Fleet Available Days	—	1,932	1,748	641	—	4,321
Operating Revenues:
Time charter	$—	$19,131	$24,439	$12,388	$—	$55,958
Bareboat charter	—	—	846	—	—	846
Other marine services	(7)	566	592	1,128	111	2,390
	(7)	19,697	25,877	13,516	111	59,194
Direct Costs and Expenses:
Operating:
Personnel	11	4,502	7,882	5,209	12	17,616
Repairs and maintenance	(24)	6,041	4,618	3,943	25	14,603
Drydocking	—	678	1,113	639	—	2,430
Insurance and loss reserves	—	270	546	1,145	(13)	1,948
Fuel, lubes and supplies	3	1,480	2,030	951	1	4,465
Other	18	2,889	3,262	407	46	6,622
	8	15,860	19,451	12,294	71	47,684
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$280	280
Administrative and general						11,269
Depreciation and amortization	4	4,695	3,968	3,450	8	12,125
						23,674
Gains on asset dispositions and impairments, net						30,230
Operating income						$18,066

(1)
Anchor handling towing supply vessel (“AHTS”).
(2)
Fast support vessel (“FSV”).
(3)
Platform support vessel (“PSV”).

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Nine Months Ended September 30, 2025
Time Charter Statistics:
Average Rates Per Day	$—	$13,758	$21,117	$34,601	$—	$19,358
Fleet Utilization	—%	70%	63%	56%	—%	65%
Fleet Available Days	—	5,847	5,376	1,991	—	13,214
Operating Revenues:
Time charter	$(7)	$56,061	$71,165	$38,345	$—	$165,564
Bareboat charter	—	—	2,392	—	—	2,392
Other marine services	(7)	1,844	1,533	3,585	592	7,547
	(14)	57,905	75,090	41,930	592	175,503
Direct Costs and Expenses:
Operating:
Personnel	21	13,961	24,800	16,129	211	55,122
Repairs and maintenance	269	12,566	12,366	11,536	34	36,771
Drydocking	—	1,697	5,619	4,126	—	11,442
Insurance and loss reserves	(4)	1,470	2,083	3,762	(228)	7,083
Fuel, lubes and supplies	(56)	4,102	6,482	2,777	2	13,307
Other	26	6,099	7,479	1,692	84	15,380
	256	39,895	58,829	40,022	103	139,105
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$942	942
Administrative and general						34,753
Depreciation and amortization	11	14,330	12,044	10,593	47	37,025
						72,720
Gains on asset dispositions and impairments, net						55,202
Operating income						$18,880
As of September 30, 2025
Property and Equipment:
Historical cost	$948	$339,897	$295,814	$141,850	$18,872	$797,381
Accumulated depreciation	(837)	(173,003)	(78,326)	(74,094)	(18,639)	(344,899)
	$111	$166,894	$217,488	$67,756	$233	$452,482

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2024
Time Charter Statistics:
Average Rates Per Day	$10,316	$13,102	$21,819	$36,423	$—	$18,879
Fleet Utilization	46%	82%	58%	58%	—%	67%
Fleet Available Days	334	2,024	1,932	736	—	5,026
Operating Revenues:
Time charter	$1,576	$21,606	$24,488	$15,643	$—	$63,313
Bareboat charter	—	—	372	—	—	372
Other marine services	13	1,012	2,855	1,142	209	5,231
	1,589	22,618	27,715	16,785	209	68,916
Direct Costs and Expenses:
Operating:
Personnel	981	5,637	9,360	5,926	36	21,940
Repairs and maintenance	239	4,378	3,798	1,531	(1)	9,945
Drydocking	436	448	2,629	2,555	—	6,068
Insurance and loss reserves	66	532	636	1,334	16	2,584
Fuel, lubes and supplies	90	1,962	3,594	928	—	6,574
Other	263	2,238	2,821	473	1	5,796
	2,075	15,195	22,838	12,747	52	52,907
Other Costs and Expenses:
Lease expense	$4	$—	$(3)	$—	$363	364
Administrative and general						11,019
Depreciation and amortization	175	4,744	4,117	3,866	26	12,928
						24,311
Gains on asset dispositions and impairments, net						1,821
Operating loss						$(6,481)

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Nine Months Ended September 30, 2024
Time Charter Statistics:
Average Rates Per Day	$8,864	$12,669	$20,696	$44,055	$—	$19,021
Fleet Utilization	57%	78%	59%	55%	—%	66%
Fleet Available Days	1,062	6,028	5,744	2,192	—	15,026
Operating Revenues:
Time charter	$5,366	$59,385	$70,268	$53,206	$—	$188,225
Bareboat charter	—	—	1,100	—	—	1,100
Other marine services	232	1,654	5,537	3,580	1,225	12,228
	5,598	61,039	76,905	56,786	1,225	201,553
Direct Costs and Expenses:
Operating:
Personnel	3,090	17,115	27,189	18,908	(1,126)	65,176
Repairs and maintenance	924	12,043	11,342	5,620	23	29,952
Drydocking	784	2,774	8,631	6,795	—	18,984
Insurance and loss reserves	206	1,355	2,068	4,098	(306)	7,421
Fuel, lubes and supplies	775	4,006	7,058	3,224	—	15,063
Other	780	5,737	6,066	1,335	12	13,930
	6,559	43,030	62,354	39,980	(1,397)	150,526
Other Costs and Expenses:
Lease expense	$339	$—	$—	$—	$992	1,331
Administrative and general						33,825
Depreciation and amortization	525	14,234	12,318	11,597	75	38,749
						73,905
Gains on asset dispositions and impairments, net						1,857
Operating loss						$(21,021)
As of September 30, 2024
Property and Equipment:
Historical cost	$12,669	$341,459	$303,799	$244,564	$18,954	$921,445
Accumulated depreciation	(5,660)	(156,467)	(65,467)	(116,326)	(18,684)	(362,604)
	$7,009	$184,992	$238,332	$128,238	$270	$558,841

Fleet Counts. The Company’s fleet count as of September 30, 2025 and December 31, 2024 was as follows:

	Owned	Managed	Total
September 30, 2025
FSV	21	—	21
PSV	19	—	19
Liftboats	5	—	5
	45	—	45
December 31, 2024
AHTS	—	2	2
FSV	22	1	23
PSV	21	—	21
Liftboats	8	—	8
	51	3	54

Operating Income (Loss)

United States, primarily Gulf of America. For the three and nine months ended September 30, 2025 and 2024 the Company’s time charter statistics and direct vessel profit (loss) in the U.S. were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Time Charter Statistics:
Rates Per Day Worked:
FSV	$—		$10,440		$10,782		$10,213
PSV	14,239		13,722		14,255		14,025
Liftboats	26,133		25,420		29,973		35,024
Overall	20,419		17,188		23,058		21,793
Utilization:
FSV		—%		51%		8%		38%
PSV		85%		48%		53%		46%
Liftboats		59%		33%		52%		30%
Overall		53%		42%		41%		35%
Available Days:
FSV	215		276		758		822
PSV	276		184		906		548
Liftboats	435		460		1,391		1,398
Overall	926		920		3,055		2,768
Operating revenues:
Time charter	$10,024	90%	$6,593	85%	$28,994	92%	$21,247	89%
Other marine services	1,108	10%	1,188	15%	2,518	8%	2,694	11%
	11,132	100%	7,781	100%	31,512	100%	23,941	100%
Direct operating expenses:
Personnel	5,815	52%	6,297	81%	19,155	61%	18,362	77%
Repairs and maintenance	1,309	12%	1,655	21%	4,738	15%	4,938	21%
Drydocking	1,079	10%	2,615	34%	5,829	19%	7,153	30%
Insurance and loss reserves	816	7%	799	10%	2,585	8%	2,138	9%
Fuel, lubes and supplies	700	6%	964	12%	2,529	8%	2,497	10%
Other	118	1%	225	3%	1,098	3%	280	1%
	9,837	88%	12,555	161%	35,934	114%	35,368	148%
Direct Vessel Profit (Loss)	$1,295	12%	$(4,774)	(61)%	$(4,422)	(14)%	$(11,427)	(48)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $3.4 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $3.2 million higher due to the repositioning of three vessels into the region subsequent to the Prior Year Quarter. Charter revenues were $0.7 million higher for the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”), which consists of seven vessels, due to higher average day rates of $24,094 in the Current Year Quarter compared to $17,605 in the Prior Year Quarter offset by lower utilization of 46% in the Current Year Quarter compared to 54% in the Prior Year Quarter. Charter revenues were $0.5 million lower due to net asset dispositions. As of September 30, 2025, the Company had one of eight owned vessels (one FSV) cold-stacked in this region compared with two of ten vessels (one liftboat and one FSV) as of September 30, 2024.

Direct Operating Expenses. Direct operating expenses were $2.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $4.4 million lower for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures, which includes $0.6 million of standby costs incurred prior to the sale of the liftboats L/B Jill and L/B Robert, and $1.0 million lower due to net asset dispositions. Direct operating expenses were $2.7 million higher due to the repositioning of vessels between geographic regions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $7.7 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $5.3 million higher due to the repositioning of three vessels into the region subsequent to the Prior Year Nine Months. Charter revenues were $3.6 million higher for the Regional Core Fleet, which consists of eight vessels, due to higher average day rates of $26,093 in the Current Year Nine Months compared to $22,671 in the Prior Year Nine Months, and higher utilization of 43% in the Current Year Nine Months compared to 42% in the Prior Year Nine Months. Charter revenues were $1.2 million lower due to net asset dispositions.

Direct Operating Expenses. Direct operating expenses were $0.6 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $10.0 million higher due to the repositioning of vessels between geographic regions offset by $5.8 million lower direct operating expenses for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, which includes $0.6 million of standby costs incurred prior to the sale of the liftboats L/B Jill and L/B Robert, and $3.6 million lower due to net asset dispositions.

Africa and Europe. For the three and nine months ended September 30, 2025 and 2024 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$10,370		$—		$10,137
FSV	15,356		15,963		15,587		14,975
PSV	22,585		24,401		22,744		23,924
Overall	17,983		18,875		18,158		17,629
Utilization:
AHTS		—%		36%		—%		46%
FSV		86%		84%		84%		86%
PSV		61%		80%		61%		72%
Overall		75%		77%		74%		76%
Available Days:
AHTS	—		242		—		788
FSV	920		1,012		2,850		2,901
PSV	736		736		2,184		2,046
Overall	1,656		1,990		5,034		5,735
Operating revenues:
Time charter	$22,357	97%	$28,809	90%	$67,727	97%	$76,411	95%
Other marine services	733	3%	3,048	10%	2,391	3%	4,245	5%
	23,090	100%	31,857	100%	70,118	100%	80,656	100%
Direct operating expenses:
Personnel	4,465	19%	6,083	19%	15,163	22%	16,233	20%
Repairs and maintenance	6,531	28%	3,455	11%	14,639	21%	9,825	12%
Drydocking	1,413	6%	681	2%	3,555	5%	3,939	5%
Insurance and loss reserves	326	2%	599	2%	1,819	3%	1,752	2%
Fuel, lubes and supplies	1,781	8%	2,514	8%	5,675	8%	4,971	6%
Other	3,573	15%	3,975	12%	8,657	12%	8,975	12%
	18,089	78%	17,307	54%	49,508	71%	45,695	57%
Direct Vessel Profit	$5,001	22%	$14,550	46%	$20,610	29%	$34,961	43%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $6.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $4.7 million lower for the Regional Core Fleet, which consists of 18 vessels, primarily due to lower average day rates of $17,984 in the Current Year Quarter compared to $19,549 in the Prior Year Quarter and lower utilization of 75% in the Current Year Quarter compared to 83% in the Prior Year Quarter. Charter revenues were $0.9 million lower due to the disposition of three vessels subsequent to the Prior Year Quarter and $0.9 million lower due to the repositioning of one vessel out of the region subsequent to the Prior Year Quarter. Other marine services were $2.3 million lower primarily due to lower mobilization revenues. As of September 30, 2025 and 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.9 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, $1.7 million lower due to net asset dispositions and $0.4 million lower due to the repositioning of vessels between geographic regions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $8.7 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $5.6 million lower for the Regional Core Fleet, which consists of 17 vessels, primarily due to lower utilization of 74% in the Current Year Nine Months compared to 81% in the Prior Year Nine Months and lower average day rates of $18,282 in the Current Year Nine Months compared to $18,787 in the Prior Year Nine Months. Charter revenues were $3.7 million lower due to the disposition of three vessels subsequent to the Prior Year Nine Months. Charter revenues were $0.6 million higher due to the repositioning of one vessel into the region subsequent to the Prior Year Nine Months. Other marine services were $1.9 million lower primarily due to lower mobilization revenues.

Direct Operating Expenses. Direct operating expenses were $3.8 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $8.1 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, $3.3 million lower due to net asset dispositions and $1.0 million lower due to the repositioning of vessels between geographic regions.

Middle East and Asia. For the three and nine months ended September 30, 2025 and 2024 the Company’s time charter statistics and direct vessel (loss) profit in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$10,242		$—		$6,971
FSV	10,429		8,359		9,394		8,230
PSV	20,781		17,964		17,109		16,367
Liftboats	40,800		45,900		40,374		45,900
Overall	17,818		17,825		17,056		17,265
Utilization:
AHTS		—%		70%		—%		89%
FSV		69%		90%		69%		79%
PSV		64%		38%		75%		57%
Liftboats		50%		100%		67%		100%
Overall		64%		72%		71%		75%
Available Days:
AHTS	—		92		—		274
FSV	552		552		1,632		1,757
PSV	368		460		1,184		1,370
Liftboats	184		184		546		548
Overall	1,104		1,288		3,362		3,949
Operating revenues:
Time charter	$12,606	98%	$16,411	98%	$40,681	98%	$50,961	97%
Other marine services	319	2%	375	2%	1,043	2%	1,344	3%
	12,925	100%	16,786	100%	41,724	100%	52,305	100%
Direct operating expenses:
Personnel	4,956	38%	5,769	34%	14,394	34%	18,662	36%
Repairs and maintenance	5,798	45%	3,318	20%	14,641	35%	9,473	18%
Drydocking	(1)	(0)%	832	5%	1,043	3%	3,022	6%
Insurance and loss reserves	611	5%	927	6%	2,155	5%	2,343	4%
Fuel, lubes and supplies	1,241	10%	1,043	6%	3,403	8%	3,344	6%
Other	1,167	9%	1,131	7%	3,152	8%	3,120	6%
	13,772	107%	13,020	78%	38,788	93%	39,964	76%
Direct Vessel (Loss) Profit	$(847)	(7)%	$3,766	22%	$2,936	7%	$12,341	24%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $3.8 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.5 million lower for the Regional Core Fleet, which consists of 11 vessels, due to lower utilization of 67% in the Current Year Quarter compared to 73% in the Prior Year Quarter and lower average day rates of $17,956 in the Current Year Quarter compared to $19,680 in the Prior Year Quarter. Charter revenues were $1.8 million lower due to the disposition of three vessels subsequent to the Prior Year Quarter and $0.5 million higher due to the repositioning of one vessel into the region subsequent to the Prior Year Quarter. As of September 30, 2025 and 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.5 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, $0.9 million higher due to the repositioning of vessels between geographic regions and $1.6 million lower due to net asset dispositions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $10.3 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $5.2 million lower for the Regional Core Fleet, which consists of 11 vessels, due to lower average day rates of $17,241 in the Current Year Nine Months compared to $19,945 in the Prior Year Nine Months offset by higher utilization of 75% in the Current Year Nine Months compared to 73% in the Prior Year Nine Months. Charter revenues were $5.1 million lower due to the disposition of two vessels subsequent to the Prior Year Nine Months. Other marine services were $0.3 million lower primarily due to lower catering revenues.

Direct Operating Expenses. Direct operating expenses were $1.2 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $5.3 million lower due to net asset dispositions, $3.6 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, and $0.5 million higher due to the repositioning of vessels between geographic regions.

Latin America (Brazil, Mexico, Central and South America). For the three and nine months ended September 30, 2025 and 2024 the Company’s time charter statistics and direct vessel profit in Latin America were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Time Charter Statistics:
Rates Per Day Worked:
FSV	$15,523		$14,950		$15,232		$14,950
PSV	28,047		21,379		28,169		20,977
Liftboats	89,500		35,825		88,930		55,379
Overall	25,541		21,984		23,855		24,230
Utilization:
FSV		79%		86%		82%		92%
PSV		58%		50%		60%		50%
Liftboats		100%		100%		40%		99%
Overall		68%		63%		67%		64%
Available Days:
FSV	245		184		607		548
PSV	368		552		1,102		1,780
Liftboats	22		92		54		246
Overall	635		828		1,763		2,574
Operating revenues:
Time charter	$10,971	91%	$11,500	92%	$28,162	88%	$39,606	89%
Bareboat charter	846	7%	372	3%	2,392	6%	1,100	2%
Other marine services	230	2%	620	5%	1,595	5%	3,945	9%
	12,047	100%	12,492	100%	32,149	99%	44,651	100%
Direct operating expenses:
Personnel	2,380	20%	3,791	30%	6,410	20%	11,919	27%
Repairs and maintenance	965	8%	1,517	12%	2,753	8%	5,716	13%
Drydocking	(61)	(1)%	1,940	16%	1,015	3%	4,870	11%
Insurance and loss reserves	195	2%	259	2%	524	2%	1,188	3%
Fuel, lubes and supplies	743	6%	2,053	16%	1,700	5%	4,251	9%
Other	1,764	15%	465	4%	2,473	8%	1,555	3%
	5,986	50%	10,025	80%	14,875	46%	29,499	66%
Direct Vessel Profit	$6,061	50%	$2,467	20%	$17,274	54%	$15,152	34%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.8 million lower due to the repositioning of one vessel out of the region subsequent to the Prior Year Quarter. Charter revenues were $2.7 million higher for the Regional Core Fleet, which consists of six vessels, primarily due to higher utilization of 68% in the Current Year Quarter compared to 58% in the Prior Year Quarter and higher average day rates of $22,598 in the Current Year Quarter compared to $19,459 in the Prior Year Quarter. Other marine services were $0.4 million lower primarily due to lower mobilization and catering revenues. As of September 30, 2025 and 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $4.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.2 million lower due to the repositioning of vessels between geographic regions and $1.8 million lower for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $10.2 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $18.2 million lower due to the repositioning of three vessels out of the region subsequent to the Prior Year Nine Months. Charter revenues were $8.0 million higher for the Regional Core Fleet, which consists of six vessels, primarily due to higher utilization of 68% in the Current Year Nine Months compared to 61% in the Prior Year Nine Months and higher average day rates of $23,005 in the Current Year Nine Months compared to $19,002 in the Prior Year Nine Months. Other marine services were $2.4 million lower primarily due to lower catering revenues.

Direct Operating Expenses. Direct operating expenses were $14.6 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $9.8 million lower due to the repositioning of vessels between geographic regions and $4.8 million lower for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Other Operating Expenses

Lease Expense. Leased-in equipment expense for the Current Year Quarter and Current Year Nine Months was $0.1 million lower and $0.4 million lower compared to the Prior Year Quarter and Prior Year Nine Months due to having no leased-in vessels in the Current Year Quarter and Current Year Nine Months compared to one in the Prior Year Quarter and Prior Year Nine Months.

Administrative and general. Administrative and general expenses for the Current Year Quarter and Current Year Nine Months were $0.3 million higher and $0.9 million higher compared to the Prior Year Quarter and Prior Year Nine Months primarily due to increases in professional fees offset by decreases in wages and benefits expenses and decreases in allowance for credit losses.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Year Nine Months were $0.8 million lower and $1.7 million lower compared to the Prior Year Quarter and Prior Year Nine Months due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold two liftboats and other equipment for net cash proceeds of $76.1 million, after transaction costs, and a gain of $30.2 million. During the Prior Year Quarter, the Company sold one AHTS, previously classified as held for sale, and other equipment for net cash proceeds of $2.3 million, after transaction costs, and a gain of $1.8 million.

During the Current Year Nine Months, the Company sold one FSV and two PSVs, previously classified as held for sale, as well as three liftboats and other equipment not previously classified as such for net cash proceeds of $116.1 million, after transaction costs, and a gain of $55.2 million. During the Prior Year Nine Months, the Company sold one AHTS, previously classified as held for sale, and other equipment for net cash proceeds of $2.4 million, after transaction costs, and a gain of $1.9 million.

Other Income (Expense), Net

For the three and nine months ended September 30, 2025 and 2024, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other Income (Expense):
Interest income	$297	$358	$1,105	$1,396
Interest expense	(8,947)	(10,127)	(27,377)	(30,626)
Derivative gains (losses), net	17	67	229	(372)
Foreign currency gains (losses), net	218	(1,717)	(3,097)	(2,357)
Gains on insurance claim settlement	4,581	—	4,581	—
Other, net	(221)	29	(221)	(66)
	$(4,055)	$(11,390)	$(24,780)	$(32,025)

Interest income. Interest income was lower for the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months due to reduced cash balances held in interest bearing accounts.

Interest expense. Interest expense was lower in the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months primarily due to a lower interest rate on the 2024 SMFH Credit Facility (which bears interest at a fixed rate of 10.30% per annum), which was entered into on November 27, 2024 compared to the 2023 SMFH Credit Facility (which bore interest at a fixed rate of 11.75% per annum), which was entered into on September 8, 2023.

Derivative gains (losses), net. Net derivative gains for the Current Year Quarter compared with the Prior Year Quarter were nearly flat. Net derivative gains for the Current Year Nine Months compared with net derivative losses for the Prior Year Nine Months were due to the weakening of the U.S. dollar in relation to the Norwegian Kroner for an open forward currency exchange contract, which is denominated in Norwegian Kroner.

Foreign currency gains (losses), net. Net foreign currency gains for the Current Year Quarter compared with foreign currency losses in the Prior Year Quarter were primarily due to the strengthening of the U.S. dollar in relation to the pound sterling. Net foreign currency losses for the Current Year Nine Months compared with the Prior Year Nine Months increased primarily due to the weakening of the U.S. dollar in relation to the pound sterling.

Gains on insurance claim settlement. Gains on insurance claim settlement during the Current Year Quarter and Current Year Nine Months were due to the Company entering into insurance claim settlements for a total of $12.1 million, of which $4.6 million was in excess of an insurance claim receivable of $7.5 million previously deferred with respect to the liftboat L/B Robert.

Income Tax Expense

During the nine months ended September 30, 2025, the Company’s effective income tax rate of 149.6% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit for U.S. income tax purposes.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $0.6 million lower and earnings for the Current Year Nine Months compared with the Prior Year Nine Months were $0.6 million higher due to the following changes in equity earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SEACOR Marine Arabia	$258	$914	$1,322	$2,206
Other	135	98	178	(1,328)
	$393	$1,012	$1,500	$878

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its 2024 SMFH Credit Facility. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations and sales under the Company’s ATM Program, which has approximately $25.0 million of remaining sales capacity as of September 30, 2025. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of September 30, 2025 and September 30, 2024, the Company held balances of cash, cash equivalents and restricted cash totaling $108.2 million and $37.9 million, respectively.

As of September 30, 2025, the Company had outstanding debt of $341.9 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of September 30, 2025, are as follows (in thousands):

Actual
Remainder 2025	$7,500
2026	30,000
2027	31,353
2028	31,242
2029	246,305
Years subsequent to 2029	—
$346,400

As of September 30, 2025, the Company had unfunded capital commitments of $54.5 million consisting of $51.3 million in respect of the construction of two PSVs, $2.0 million in respect of four hybrid battery power systems and $1.2 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $4.8 million is payable during 2025, $31.4 million is payable during 2026 and the remainder is payable during 2027. In accordance with the terms of the 2024 SMFH Credit Facility, previously described in the 2024 Annual Report, $18.0 million of the proceeds from the sale of two AHTS in the fourth quarter of 2024 was designated to make payments on the construction of two PSVs. In addition, during the second quarter of 2025, $3.8 million of the proceeds from the sale of one FSV and $10.9 million of the proceeds from the sale of two PSVs were also designated to make payments on the construction of the two PSVs. As of September 30, 2025, $16.6 million remained in a restricted account as a result of these transactions. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels. $16.4 million of this tranche was drawn as of September 30, 2025.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by or (used in):
Operating Activities	$(24,202)	$(18,790)
Investing Activities	75,776	(1,867)
Financing Activities	(19,503)	(25,610)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(3)	—
Net Change in Cash, Restricted Cash and Cash Equivalents	$32,068	$(46,267)

Operating Activities

Cash flows used in operating activities was $24.2 million in the Current Year Nine Months, an increase of $5.4 million compared to $18.8 million in the Prior Year Nine Months due to changes in working capital, one-time insurance claim settlements and a decrease in days worked primarily due to net fleet changes. The components of cash flows provided by and/or used in operating activities during the Current Year Nine Months and Prior Year Nine Months were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
DVP:
United States, primarily Gulf of America	$(4,422)	$(11,427)
Africa and Europe	20,610	34,961
Middle East and Asia	2,936	12,341
Latin America	17,274	15,152
Operating, leased-in equipment	(522)	(1,658)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(30,050)	(28,845)
Gains on insurance claim settlement	4,581	—
Other, net (excluding non-cash losses)	(221)	(66)
Dividends received from 50% or less owned companies	3,199	2,916
	13,385	23,374
Changes in operating assets and liabilities before interest and income taxes	(12,731)	(21,749)
Cash settlements on derivative transactions, net	(373)	164
Interest paid, excluding capitalized interest (1)	(26,683)	(21,925)
Interest received	1,105	1,396
Income taxes refunded (paid) , net	1,095	(50)
Total cash flows used in operating activities	$(24,202)	$(18,790)

(1)
During the Current Year Nine Months capitalized interest paid and included in the purchase of property and equipment was $1.5 million. During the Prior Year Nine Months, the Company paid no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Nine Months, net cash provided by investing activities was $75.8 million, primarily as a result of the following:

•
capital expenditures were $40.4 million; and

•
the Company sold one FSV and two PSVs, previously classified as held for sale, as well as three liftboats and other equipment not previously classified as such for net cash proceeds of $116.1 million, after transaction costs, and a gain of $55.2 million.

During the Prior Year Nine Months, net cash used in investing activities was $1.9 million, primarily as a result of the following:

•
capital expenditures were $4.3 million; and
•
the Company sold one AHTS, previously classified as held for sale, and other equipment for net cash proceeds of $2.4 million, after transaction costs, and a gain of $1.9 million.

Financing Activities

During the Current Year Nine Months, net cash used in financing activities was $19.5 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $20.0 million;
•
the Company received proceeds from the issuance of long-term debt of $15.8 million;
•
the Company made payments for the repurchase of common stock of $7.1 million;
•
the Company made payments for the repurchase of warrants of $6.7 million; and
•
the Company made payments on tax withholdings for restricted stock vesting of $1.5 million.

During the Prior Year Nine Months, net cash used in financing activities was $25.6 million primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $21.8 million;
•
the Company received $0.1 million proceeds from the exercise of stock options; and
•
the Company made payments on tax withholdings for restricted stock vesting of $3.9 million.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, cash generated from operating activities and access to the credit and capital markets, including the $25.0 million in remaining sales capacity under the ATM Program, will provide sufficient liquidity to meet its obligations, including to support its capital expenditures, working capital needs, debt service requirements and covenant compliance over the short to long term. With respect to capital expenditures related to the construction of two PSVs, up to $24.6 million remains available under Tranche B of the 2024 SMFH Credit Facility as of September 30, 2025. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to or the availability of the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity and compliance with covenants in its 2024 SMFH Credit Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2024 Annual Report. There has been no material change in the Company’s exposure to market risk during the nine months ended September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
July 1, 2025 to July 31, 2025	—	$—	—	—
August 1, 2025 to August 31, 2025	—	$—	—	—
September 1, 2025 to September 30, 2025	—	$—	—	—

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the third quarter of 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Marine Holdings Inc.

Date:	October 29, 2025	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2025	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	October 29, 2025	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)