Form 10-K
period 2025-12-31
SEACOR Marine Holdings Inc.
filed 2026-02-25
CIK 1690334

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recent completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $117.4 million based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock outstanding as of February 22, 2026 was 26,951,786.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

					Owned Fleet
	Owned	Leased- in	Managed	Total	Average Age	U.S.- Flag	Foreign- Flag
2025 (1)
PSV	18	—	—	18	8	3	15
FSV	21	—	—	21	12	3	18
Liftboats	5	—	—	5	14	3	2
	44	—	—	44	11	9	35
2024
PSV	21	—	—	21	8	5	16
FSV	22	—	1	23	12	5	17
Liftboats	8	—	—	8	14	6	2
AHTS	—	—	2	2	—	—	—
	51	—	3	54	10	16	35
2023
PSV	21	—	—	21	7	5	16
FSV	22	—	3	25	11	6	16
Liftboats	8	—	—	8	13	6	2
AHTS	3	1	—	4	14	—	3
	54	1	3	58	10	17	37

(1)
As of December 31, 2025, 41 of the Company’s owned vessels were outfitted with dynamic positioning (“DP”) systems. DP systems enable vessels to maintain a fixed position in close proximity to a rig or platform. The most technologically advanced DP systems have enhanced redundancy in the vessel’s power, electrical, computer and reference systems enabling vessels to maintain accurate position-keeping even in the event of failure of one of those systems (“DP-2”) and, in some cases, in the event of fire and flood (“DP-3”).

Platform supply vessels (“PSVs”) generally range from 200 to more than 300 feet in length and are primarily used to deliver general cargo, drilling fluids, bulk products, methanol, diesel fuel and water to rigs and platforms where drilling and work-over activity is underway. These vessels can be modified for a wide variety of other uses and missions, including, but not limited to, construction support (typically when fitted with a crane), standby, security, firefighting, and accommodation. Relevant differentiating features of PSVs are total carrying capacity (expressed as deadweight: “dwt”), available area of clear deck space, below-deck capacity for storage of mud and bulk products used in the drilling process, tank storage for water and fuel oil, accommodation capacity and fuel efficiency. To improve fuel efficiency, reduce carbon and other emissions, and provide greater redundancy, PSVs are sometimes equipped with hybrid battery power systems. As of December 31, 2025, nine of the 18 owned PSVs were equipped with hybrid battery power systems. The Company has also acquired two additional hybrid battery power systems that may be installed on two PSVs. Additional factors in the commercial marketability of PSVs are operating draft because certain markets are limited in the size of vessel that can work safely, local flag preference, cabotage requirements and regulations. As of December 31, 2025, all of the 18 owned PSVs were equipped with DP-2.

In addition to its existing fleet of PSVs, as of December 31, 2025, the Company has a construction project in progress for two foreign flag DP-2 PSVs at Fujian Mawei Shipbuilding Ltd. in the People’s Republic of China, with expected delivery in the fourth quarter of 2026 and the first quarter of 2027, respectively.

Fast support vessels (“FSVs”) are aluminum hull vessels used primarily to move cargo and personnel to and from offshore drilling rigs, platforms and other installations at greater speeds than traditional steel hull support vessels. FSVs can be catamaran or mono-hull vessels ranging from 167 to 206 feet in length and capable of speeds between 20 to 45 knots with capacities to carry special cargo, support both drilling operations and production services and transport passengers. The Company’s FSV fleet includes vessels that have a passenger capacity of 36 to 150 and, on certain newer FSVs, include reclining seating, ambient lighting and other features to enhance the comfort and marketability of the FSV for passenger transport. FSVs built within the last fifteen years are sometimes equipped with DP-2 systems, firefighting equipment, hospitals and walk to work and ride control systems for greater comfort and performance. As of December 31, 2025, 19 of the 21 owned FSVs were equipped with DP-2 and two were equipped with DP-3. We have been a pioneer in improving the fuel efficiency of FSVs. For instance, our FSV fleet is comprised of vessels with semi-displacement hulls and many of our vessels include ride control technology that optimizes vessel trim and dampens acceleration to reduce fuel consumption. We have also been exploring additional means to cut down on fuel consumption of FSVs, such as through the installation of whole hull ultrasonic antifouling systems. As of December 31, 2025, this antifouling technology was on 17 of our FSVs and the remaining FSVs were not equipped with antifouling technology.

Liftboats provide a self-propelled, stable platform to perform production platform construction, inspection, maintenance and removal, well intervention and work-over, well production enhancement, well plug and abandonment, pipeline installation and maintenance, diving operations, and offshore wind farm installation and maintenance. The length of jacking legs (235 feet to 300 feet for the Company’s liftboats) determines the water depth in which these vessels can work. Other differentiating features are crane lifting capacity and reach, clear deck area, helipad and electrical generating power and accommodation capacity. Liftboats are used in all of our operating areas. Liftboats can support projects while elevated out of the water, shutting down all main engines and relying on one generator during the project, realizing a significant reduction in fuel consumption over vessels that can perform similar missions but that would have to run all engines for the same performance. As of December 31, 2025, two of the five owned liftboats were equipped with DP-2 and the remaining liftboats were not equipped with DP.

Anchor handling towing supply vessels (“AHTS”) are used primarily to support offshore drilling activities by towing, positioning and mooring drilling rigs and other marine equipment. The Company has not had any AHTS in its active fleet since the third quarter of 2025.

For information on revenue and Direct Vessel Profit by region see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 16. Major Customers and Segment Information” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Markets

The Company operates its fleet in four principal geographic regions: the United States (“U.S.”), primarily Gulf of America; Africa and Europe; the Middle East and Asia; and Latin America, primarily in Guyana and Mexico. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among geographic regions, subject to flag restrictions, as changes in market conditions dictate.

The table below sets forth vessel types by geographic market as of December 31 for the indicated years. Over the past three years, the Company has worked diligently to right size its fleet through sales of lower specification vessels, and further configure its fleet to meet the demands of its markets, including by focusing on improving fuel efficiency and reducing emissions through the reconfiguration of vessels to utilize hybrid battery power systems. In addition, the Company’s fleet reconfiguration has enabled it to meet its goals of focusing on the highest margin vessels and deployments. The Company believes its smaller fleet, together with a simplified capital structure, will allow it to react more quickly and dynamically to opportunities and challenges in its industry.

	2025	2024	2023
United States, primarily U.S. Gulf of America:
PSV	3	2	2
FSV	1	3	5
Liftboats	3	5	6
	7	10	13
Africa and Europe:
PSV	6	8	6
FSV	10	11	10
AHTS	—	1	3
	16	20	19
Middle East and Asia:
PSV	3	5	5
FSV	6	7	8
Liftboats	2	2	2
AHTS	—	1	1
	11	15	16
Latin America:
PSV	6	6	8
FSV	4	2	2
Liftboats	—	1	—
	10	9	10
Total Foreign Fleet	37	44	45
Total Fleet	44	54	58

United States, primarily U.S. Gulf of America. As of December 31, 2025, seven vessels were located in this region, all of which were owned. The Company’s vessels in this market consist primarily of a fleet of FSVs, PSVs and liftboats that generally support oil and natural gas exploration and production activities, seasonal construction, decommissioning and diving support operations, as well as the construction and maintenance of offshore wind farms in the Northeast of the U.S.

Africa and Europe. As of December 31, 2025, 16 vessels were located in this region, all of which were owned. The Company’s vessels in this market consist primarily of a fleet of FSVs and PSVs that generally support projects for major oil companies primarily in Angola, Nigeria and the North Sea.

Middle East and Asia. As of December 31, 2025, 11 vessels were located in this region, all of which were owned. The Company’s vessels in this market consist primarily of a fleet of FSVs, PSVs and liftboats that generally support exploration, personnel transport and seasonal construction activities in Saudi Arabia, United Arab Emirates and Qatar.

Latin America. As of December 31, 2025, ten vessels were located in this region, all of which were owned. These vessels consist primarily of a fleet of FSVs and PSVs that generally support exploration and production activities primarily in Brazil, Guyana, Mexico and Trinidad and Tobago. From time to time, the Company’s vessels also work in Suriname and Colombia.

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

Customers and Contractual Arrangements

The Company’s principal customers are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies. For oil and natural gas customers, the volatility of commodity prices and an increased focus on capital discipline (e.g., limiting incremental exploration and production spending to existing free cash flow and prioritizing returning money to shareholders) could limit their field development and production activities which utilize the Company’s services, as these companies continue to focus on increasing or maintaining efficiency, controlling costs and delaying or abandoning exploration activity and facilities with less promise. However, some of our oil and natural gas customers have been increasing their capital expenditures in the years following the COVID-19 pandemic in response to higher demand for energy and are increasing their focus on reliable and secure energy sources while maintaining capital discipline. Additionally, offshore wind farm development, particularly in the Northeast of the U.S., has provided opportunities for the Company to work with new customers to the extent that they have been able to obtain permits.

During the year ended December 31, 2025, three customers, Azule Energy Angola S.p.A. (“Azule”), a joint venture between BP p.l.c. and Eni S.p.A., ExxonMobil Corporation (“ExxonMobil”) and SEACOR Marine Arabia LLC (“SEACOR Marine Arabia”), a joint venture that is 45% owned by a subsidiary of SEACOR Marine and through which vessels are in service to Saudi Arabian Oil Company (“Saudi Aramco”), were each responsible for over 10% of the Company’s consolidated operating revenues. Azule, ExxonMobil and SEACOR Marine Arabia were responsible for 27%, 17% and 14%, respectively, of the Company’s consolidated operating revenues in 2025. The Company’s ten largest customers accounted for approximately 84% of consolidated operating revenues in 2025. The loss of one or more of these customers could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Risks of Foreign Operations

For the years ended December 31, 2025, 2024, and 2023, 84%, 87%, and 79%, respectively, of the Company’s operating revenues and $1.7 million, $2.3 million and $3.6 million, respectively, of the Company’s equity in earnings from 50% or less owned companies, net of tax, were derived from its foreign operations.

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

The hull and machinery of most commercial vessels are classed by an international classification society authorized by its country of registry and are subject to survey and inspection by shipping regulatory bodies. The international classification society periodically certifies that a vessel is maintained in accordance with the applicable rules and regulations of the vessel’s country of registry and SOLAS. Certain of the Company's vessels are subject to the periodic inspection, survey, drydocking and maintenance requirements of the USCG, the American Bureau of Shipping (“ABS”) and other marine classification societies.

Under provisions of the Merchant Marine Act of 1936 (“Merchant Marine Act”) and Chapter 563 of Title 46 of the U.S. Code, the Company’s U.S.-flag vessels are subject to requisition, charter or purchase by the U.S. government under certain terms and conditions during a national emergency as described further in “Item 1A. Risk Factors” under the heading “Under certain circumstances, the Company’s vessels are subject to requisition for ownership or use by governmental agencies” of this Annual Report on Form 10-K. Vessels registered by the Company under other flag states may also be subject to requisition or purchase in accordance with comparable applicable laws of those states.

A wide range of domestic governmental agencies, including the USCG, the EPA, the U.S. Department of Transportation’s Office of Pipeline Safety, the BSEE and certain individual states, regulate vessels and other structures in accordance with the requirements of the U.S. Oil Pollution Act of 1990 (“OPA 90”) or analogous state law. There is currently little uniformity among the regulations issued by these agencies, which increases the Company’s compliance costs and risk of non-compliance.

The International Safety Management Code (“ISM Code”), adopted by the International Maritime Organization (the “IMO”) as an amendment to SOLAS, provides international standards for the safe management and operation of ships and for the prevention of marine pollution from ships. The U.S. enforces the ISM Code for all U.S.-flag vessels and those foreign-flag vessels that call at U.S. ports. All of the Company’s vessels that are 500 or more gross tons are periodically certified to be in compliance with the standards set forth in the ISM Code’s safety and pollution protocols. The Company also voluntarily complies with these protocols for some vessels that are under the mandatory 500-gross ton threshold and many of the Company’s customers contractually require compliance with these protocols regardless of the gross tonnage of the vessel. Under the ISM Code, vessel operators are required to develop an extensive SMS applicable to the vessel and shoreside personnel that includes, among other things, the adoption of a written system of safety and environmental protection policies setting forth instructions and procedures for operating their vessels subject to the ISM Code and describing procedures for responding to emergencies. The ISM Code also requires shipping companies to periodically obtain certain safety certifications for each vessel subject to the ISM Code that it operates or manages, and for the manager of each such vessel. The Company believes that it has complied with these requirements in all material respects.

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

OPA 90 limits liability for responsible parties for non-tank vessels, such as the Company’s, to the greater of $1,300 per gross ton or $1,076,000. These liability limits do not apply (a) if an incident is caused a violation by a responsible party, or a person acting on their behalf pursuant to a contract, of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, (b) if the responsible party fails or refuses to report the incident or to provide reasonable cooperation and assistance in connection with oil removal activities as required by a responsible official or (c) if the responsible party fails or refuses to comply with an order issued under OPA 90.

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

Under the USCG regulations, owners and operators of non-tank vessels are required to prepare response plans. The Company expects its current pollution liability insurance to cover spill removal costs and damage, subject to coverage deductibles and limitations, with a limit of $1.0 billion. The Company’s business, financial position, results of operations, cash flows or prospects could be material adversely affected if the Company incurs spill liability under circumstances in which the Company’s insurance does not provide coverage, the Company’s underwriters fail or refuse to pay a covered claim, or the loss exceeds the Company’s coverage limitations.

MARPOL is the main international convention covering prevention of marine pollution by vessels from operational or accidental discharges. It is implemented in the U.S. pursuant to the Act to Prevent Pollution from Ships. Since the 1990s, the Department of Justice (“DOJ”) has been aggressively enforcing U.S. criminal laws against vessel owners, operators, managers, crew members, shore side personnel, and corporate officers related to violations of MARPOL. The DOJ has imposed penalties relating to operating faulty pollution prevention devices, falsifying records, obstructing justice, and making false statements. In certain cases, responsible shipboard officers and shoreside officials have been sentenced to prison. In addition, the DOJ has required most defendants to implement a comprehensive environmental compliance plan (“ECP”) or risk losing the ability to operate in U.S. waters. If the Company is subjected to a DOJ prosecution, it could suffer material adverse effects, including substantial criminal penalties and defense costs, reputational damages and costs associated with the implementation of an ECP.

The U.S. Clean Water Act (“CWA”) prohibits the discharge of “pollutants” into the navigable waters of the U.S. The CWA also prohibits the discharge of oil or hazardous substances into navigable waters of the U.S. and the EEZ around the U.S. and imposes civil and criminal penalties for unauthorized discharges, thereby exposing the Company to potential liability that is in addition to its exposure arising under OPA 90 and CERCLA. The CWA also imposes liability for removal and cleanup costs.

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

The International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, was adopted to ensure that adequate, prompt and effective compensation is available to persons who suffer damage caused by spills of oil when used as fuel by vessels. The convention applies to damage caused to the territory, including the territorial sea and the EEZs, of the countries that are party to it. Although the U.S. has not ratified this convention, U.S.-flag vessels operating internationally are subject to it when they sail within the territorial waters of those countries that have implemented its provisions. The Company believes that its vessels comply with these requirements.

The U.S. National Invasive Species Act (“NISA”) was enacted in 1996 in response to growing reports of harmful organisms being released into U.S. waters through ballast water received in foreign ports. The USCG adopted regulations under NISA that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters. All new vessels constructed on or after December 1, 2013, regardless of ballast water capacity, must comply with these requirements on delivery from the shipyard absent an extension from the USCG. For non-exempt vessels, ballast water treatment equipment may be required to be used on the vessel. Some U.S. states have enacted legislation or regulations to limit the introduction of invasive species through operational and permitting requirements, which in many cases have also become part of the state’s 2013 VGP certification. Other states may proceed with the enactment of similar requirements that could increase the Company’s costs of operating in state waters. The Company believes that all of its vessels maintain a ballast water management plan compliant with applicable regulations.

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

More stringent sulfur and NOx requirements apply in certain designated Emission Control Areas (“ECAs”). There are currently five ECAs worldwide: the Baltic Sea ECA, North Sea ECA, North American ECA, U.S. Caribbean ECA, and Mediterranean ECA. Two more ECAs in the Canadian Arctic and the Norwegian Sea are scheduled to take effect on March 1, 2027. As of January 1, 2015, vessels operating in an ECA must burn fuel with a sulfur content no greater than 0.1%. Further, marine diesel engines on vessels constructed on or after January 1, 2016 that are operated in an ECA must meet the stringent NOx standards described above.

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

The IMO has announced its intention to develop limits on greenhouse gases from international shipping and is working on proposed mandatory technical and operational measures to achieve these limits. The first step toward this goal occurred in October 2016, when the IMO adopted a system for collecting global data on ships’ fuel-oil consumption. In 2020, the IMO proposed amendments to MARPOL that would require vessels to combine a technical and an operational approach to reduce their carbon intensity. The measures are aimed at reducing carbon intensity of international shipping by 40% by 2030, compared to 2008. The IMO’s Marine Environment Protection Committee adopted a revised strategy to reduce greenhouse gas emissions and has set a target to reach net-zero GHG emissions from shipping by or around 2050. The IMO’s Marine Protection Committee is scheduled to meet in October of 2026 to consider formal adoption of amendments to MARPOL relating to the IMO Net-Zero Framework, which, among other things, would introduce a carbon credit trading program for ocean-going vessels larger than 500-gross tons.

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

On January 17, 2025, the USCG issued a final rule on cybersecurity in the U.S. Marine Transportation System, which establishes minimum security requirements for the maritime sector, including U.S.-flag vessels. The new regulations became effective on July 16, 2025, and require certain cybersecurity training. The regulations also require owners and operators of U.S.-flag vessels to appoint a Cybersecurity Officer, conduct a Cybersecurity Assessment, and develop a Cybersecurity Plan and Cyber Incident Response Plan within certain time periods. The Cybersecurity Plan must be submitted to and approved by the USCG.

In response to these security programs, the Company has implemented flag state approved security plans, high-risk waters annexes and other procedures designed to address applicable security standards.

Industry Hazards and Insurance

Vessel operations involve inherent risks associated with carrying large volumes of cargo and rendering services in a marine environment. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in death or injury to personnel, damage to equipment, loss of business, contamination of cargo, pollution and other environmental damages and increased costs. The Company maintains hull, liability and war risk, general liability, workers compensation and other customary insurance subject to various deductibles, exclusions and coverage caps. The Company also conducts training, drills and safety awareness programs to promote a safe working environment and minimize and respond to hazards. See “Item 1A. Risk Factors – The Company is subject to hazards inherent in the operation of offshore support and related vessels and has experienced accidents that have resulted in the loss of life, disrupted operations and caused reputational harm”.

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

As part of the Company’s ESG efforts and with the assistance of the Sustainability Council, the Company’s Chief Executive Officer has the primary responsibility for developing, managing, and executing the Company’s human capital strategy. As of December 31, 2025, the Company employed 889 individuals directly and indirectly (through crewing or manning agreements), none of whom are members of a union under the terms of an ongoing agreement. Management considers relations with its employees to be good. The Company believes that its success is driven by its employees, and its human capital strategy focuses on the following key areas:

Health and Safety: The health and safety of the Company’s employees is its highest priority. The Company’s health and safety programs, namely its SMS, are implemented to comply with applicable regulations and follow global standards, as well as address the specific hazards of the Company’s various work environments. The Company continues to implement enhanced health and safety protocols throughout its operations, including through the provision of personal protective equipment for offshore operation and installation of hydroxyl generators in vessel heating, ventilation, and air conditioning systems primarily to destroy pathogens, viruses and bacteria on surfaces and in the air. For the Company’s onshore employees, the Company has enhanced remote working capabilities as well as other arrangements. The Company regularly conducts management reviews, audits, and inspections onboard its vessels and shore side locations to ensure compliance with applicable regulations, policies, and procedures. Among other periodic audits by flag states and customers, the Company is also audited annually by an independent classification society to confirm compliance with applicable regulations and standards. The Company utilizes several metrics to assess the performance of its health and safety policies, procedures, and initiatives, including pollution incidents, lost time incidents, medical incidents, and fatalities. In fiscal year 2025, the Company worked over 4.9 million man-hours across its global businesses, and recorded zero pollution incidents, one medical incident, one lost time incident and had a total recordable incident rate of 0.080.

Employee Engagement: The Company recognizes the value of diversity and inclusion within its organization and strives to ensure that its workplace reflects the diverse communities in which it operates in order to promote collaboration, innovation, creativity and belonging. The Sustainability Council has been mandated by the Nominating and Corporate Governance Committee to develop strategies to promote diversity in the workplace and oversees the Company’s Employee Engagement Council, which is responsible for developing policies and practices to recruit, support, promote and retain staff with diverse viewpoints, backgrounds, experiences and attributes.

The Company is proud of its diverse workforce and cross-cultural competencies and, as of December 31, 2025, employed individuals from 36 countries. The Company further recognizes that the maritime industry has traditionally been male dominated, and as a result, the Company is seeking to increase the representation of females by developing practical and innovative strategies. As of December 31, 2025, 30% of SEACOR Marine’s onshore workforce was female, while only a small fraction of its at sea workforce were female seafarers. SEACOR Marine is committed to continuing to recruit and employ qualified candidates regardless of their gender or cultural background or identity.

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
•
increased regulation of the offshore marine industry;
•
changes in federal government regulation of offshore resources for the production of oil and natural gas or the development of offshore wind farms;
•
changes in a wide range of other laws and regulations that can adversely affect the cost, manner or feasibility of doing business;
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
•
inability to divest parts of the business or forfeiture of vessels resulting from restrictions placed on non-U.S. citizen ownership;
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

The market for the Company’s offshore support services is impacted by the comparative price for exploring, developing, and producing oil and natural gas and by the corresponding supply and demand for oil and natural gas, both globally and regionally. The prices of these commodities are subject to significant volatility. Among other factors, the increased supply of oil and natural gas from the development of unconventional oil and natural gas supply sources, particularly shale, and technologies to improve recovery from current sources have caused volatility in the price of oil and natural gas as well as a reduction of demand and prices charged for offshore support services globally. The increased use of electric cars and the development of alternative sources of energy to hydrocarbons, such as solar and wind power and other developing technology, as well as increasing regulations on greenhouse gas emissions and actions taken and expected to be taken by companies, governments and investors to reduce dependence on hydrocarbon-based fuels could further diminish the demand for oil and natural gas in the coming years. Other factors that influence the supply and demand and the relative price of oil and natural gas include operational issues, natural disasters, weather, political instability, conflicts, civil unrest, the worldwide economic, political and military environment, acts of terrorism, foreign exchange rates, economic conditions and actions by major hydrocarbon-producing countries, as well as sanctions on such countries that prohibit the sale of these commodities. For example, the implementation or removal of sanctions on countries with oil and natural gas production could significantly decrease or increase the supply of oil and natural gas and the corresponding price for such commodities. Additionally, the price of oil and natural gas and the relative cost to extract, proximity to market and political imperatives of countries with offshore deposits affect the willingness to commit investment for contract drilling rigs and offshore support vessels used for offshore exploration, field development and production activities, which in turn affects the Company’s results of operations. Prolonged periods of low oil and natural gas prices or rising costs result in lower demand for the Company’s services and can give rise to impairments of the Company’s assets.

The Company’s operations depend on the level of spending by oil and natural gas companies for exploration, development and production, maintenance and decommissioning activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile over the past few years and are expected to continue to be volatile for the foreseeable future. The volatility of the energy markets generally makes it extremely difficult to predict future oil and natural gas price movements over the long term. For example, the West Texas Intermediate (“WTI”) front month oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, including going negative for a short period of time. Oil prices then steadily increased from the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel during 2022, primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions imposed on Russia by the U.S., Canada and European countries and economic uncertainty but subsequently decreased to pre-conflict levels. Recent U.S. foreign policy decisions may also have short- and long-term effects on oil and gas pricing. During 2025, WTI oil prices hit a low of $55 per barrel in December 2025 and a high of $81 per barrel in January 2025, ending the year at $57 per barrel.

Declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand. Since developing offshore oil fields, particularly in deep waters, is one of the most capital intensive sources of hydrocarbons and providing transportation and logistics services to these markets is the largest component of the Company’s business, the Company is particularly exposed to depressed oil and natural gas prices that last for some period of time. When the Company’s customers experience low commodity prices or come to believe that they will be low in the future, they generally reduce their capital spending for offshore drilling, exploration and field development. The significant decrease in oil and natural gas prices experienced in 2020 as a result of the COVID-19 pandemic and the related effects of the pandemic on the global economy caused a reduction in many of the Company’s customers’ exploratory, drilling, completion and other production activities and, as a result, reduced related spending on the Company’s services. While spending on the Company’s services has steadily improved since the pandemic, the Company’s overall fleet utilization for the years ended December 31, 2025, 2024 and 2023, was 66%, 67% and 75%, respectively. The prolonged reduction in the overall level of exploration and development activities has materially and adversely affected the Company by negatively impacting its fleet utilization, which in turn has negatively affected its revenues, cash flows, profitability and the fair market value of the Company’s vessels. It could also affect the collectability of the Company’s receivables and its ability to retain skilled personnel. Periods of low activity intensify price competition in the industry, which erodes operating margins, and can lead to the Company’s vessels being idle for long periods of time and, in turn, could lead to significant expenses upon reactivation.

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
•
international sanctions on oil and natural gas producing countries, including certain sanctions against Iran, Russia and Venezuela, the acceptance of oil produced by such countries, and the allocation of our customers’ capital expenditure budgets to such countries;
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

The Company operates in four primary regions: the U.S., primarily U.S. Gulf of America; Africa and Europe; the Middle East and Asia; and Latin America, primarily in Guyana and Mexico. The volume of work contributed by each region changes periodically due to a number of factors including how active each region is, how many vessels are working in each region and the changing political, economic or regulatory landscape of the applicable region. For instance, for the years ended December 31, 2025, 2024, and 2023, approximately 16%, 13% and 21%, respectively, of the Company’s operating revenues were earned in the U.S. The Company has some ability to shift the location of its assets between regions depending upon local regulation and cost of doing business, among many other factors, and, while it has repositioned some assets from less active regions to other regions and may continue to do so in the future, such efforts may not be sufficient to counter any changes in demand in any particular region.

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

Requirements to maintain a minimum level of liquidity could also affect cash available for working capital, capital expenditures, debt service and general corporate purposes. For instance, the 2024 SMFH Credit Facility (as defined below) contains covenants limiting the ability of the Company to incur additional indebtedness or liens (subject to important exceptions) and also requires the Company to maintain a minimum of Cash and Cash Equivalents equal to the higher of $20.0 million and 7.5% of Net Interest-Bearing Debt (as each are defined in the 2024 SMFH Credit Facility) (see “Note 5. Long-Term Debt” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). While the Company was in compliance with all such covenants as of December 31, 2025, the Company’s ability to maintain compliance with these financial ratio covenants may be affected by general economic conditions or other events beyond the Company’s control and no assurance can be given that such ratios will be met in the future. If the Company is unable to meet such ratios or is otherwise unable to comply with covenants in these facilities, it may be unable to reach agreements with the lenders under such credit facilities for waivers and/or amendments to the applicable covenants. Failure to comply with these restrictions could result in the lenders accelerating all amounts due under the credit facility and potentially trigger a cross-default or acceleration of the Company’s other credit facilities.

There are risks associated with the Company’s indebtedness.

As of December 31, 2025, the Company has $338.9 million of outstanding indebtedness under the loan facility entered into by SEACOR Marine Foreign Holdings Inc. (“SMFH”), a wholly owned subsidiary of the Company, on November 27, 2024 (the “2024 SMFH Credit Facility”), which bears interest at a fixed rate of 10.30% per annum.

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

Prolonged periods of low utilization or low charter rates, the sale of assets below their then carrying value or the decline in market value of the Company’s assets may cause the Company to record additional impairments. If there are indications that the carrying value of any of the Company’s vessels or other tangible assets may not be recoverable or if the Company sells assets for less than their carrying value, the Company may recognize additional impairment charges on its fleet. During 2025, the Company did not recognize impairment charges related to tangible assets. During 2024 and 2023, the Company recognized impairment charges of $3.7 million and $0.7 million, respectively, related to tangible assets.

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

The Company derives a significant portion of its revenues from a limited number of customers. During the years ended December 31, 2025, 2024, and 2023, the Company’s ten largest customers accounted for approximately 84%, 76% and 73%, respectively, of its operating revenues. During the year ended December 31, 2025, three customers, Azule, ExxonMobil and SEACOR Marine Arabia, a joint venture through which vessels are chartered to Saudi Aramco, were together responsible for 58% of the Company’s operating revenues. In addition, one or more of the Company's joint ventures may rely primarily on a single customer for their revenues. The portion of the Company’s revenues or any of its joint ventures’ revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, the Company’s ability to meet the customer’s needs and other factors, many of which are beyond the Company’s control. Additionally, most of the Company’s contracts with its customers can be canceled on relatively short notice and do not commit its customers to acquire specific amounts of services or require the payment of significant liquidated damages upon cancellation. The loss of business from any of the Company’s significant customers, whether temporary or permanent, the result of competition, military conflict or changes in consumer preferences, could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Further, to the extent any of the Company’s customers experience an extended period of operating difficulty, it may have a material adverse effect on the Company’s business, financial position, results of operation, cash flows and prospects.

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

As of December 31, 2025, the average age of the Company’s owned vessels was approximately 11 years. The Company believes that after a vessel has been in service for approximately 20 years, the expense (which typically increases with age) necessary to satisfy required marine certification standards may not be economically justifiable. In addition, the Company must maintain its vessels to remain attractive to its customers and comply with regulations, including updating or replacing systems and equipment. However, the Company may be unable to carry out drydockings of its vessels, may be limited by insufficient shipyard capacity or its systems and equipment may become obsolete and unsupported by the manufacturer or other service providers, which could adversely affect its ability to maintain its vessels. In addition, market conditions may not justify these expenditures or enable the Company to operate its older vessels profitably during the remainder of their economic lives. While the Company has entered into agreements to build two PSVs with expected delivery in the fourth quarter of 2026 and first quarter of 2027, respectively, there can be no assurance that the Company will be able to maintain its fleet by extending the economic life of existing vessels, or that its financial resources will be sufficient to enable it to make expenditures necessary for these purposes or to acquire or build replacement vessels, all of which could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

Attracting and retaining skilled personnel is an important factor in the Company’s future success. In addition, the success of the Company is dependent upon its ability to adequately crew its vessels. The market for qualified personnel is highly competitive, particularly in the last few years, and global and/or regional conflicts, such as the conflict between Russia and Ukraine, the conflicts in the Middle East and military intervention by the U.S. in Venezuela, may further reduce or restrict the availability of qualified personnel or the willingness of qualified personnel to operate in certain regions, particularly with respect to certain technical and engineering positions, including marine officers.

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

Historically, during periods of low utilization, the Company adhered to a policy of cold stacking vessels to decrease maintenance and related variable costs. While cold stacking vessels helps maintain financial discipline, the cost and time to reactivate cold-stacked vessels could be significant. No assurance can be given that the Company will be able to quickly bring these cold-stacked vessels back into service or that the cost of doing so would not be significant. Cold-stacked vessels do not receive the same level of maintenance as active vessels. As a result and depending on the length of time the vessels are cold-stacked, the Company could incur deferred drydocking costs for regulatory recertification to return these vessels to active service and may incur costs to hire and train mariners to operate such vessels. These costs are difficult to estimate and could be substantial. Delay in reactivating cold-stacked vessels and the costs and other expenses related to the reactivation of cold-stacked vessels could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

Inflation and increased interest rates may increase the Company’s operating and capital costs.

In 2022, the U.S. and other developed countries experienced significantly heightened inflationary pressures related to the policies implemented during COVID-19 and the ensuing economic recovery, causing disruptions in demand, supply chains, and labor markets. The general economy in 2022 was also affected by the war in Ukraine and associated increase in energy costs. While the global inflation rate has eased significantly from its highs in 2022, core inflation remains persistent. As a result of the decline in global inflation, the U.S. Federal Reserve cut the federal funds rate three times in 2024 by a total of 100 basis points and three times in 2025 for a total of 75 basis points. There is no telling if interest rates will stabilize, increase or decrease, either globally or in the U.S. specifically. The Company expects these inflationary pressures to continue to impact its margins and more generally, its business, in 2026.

The Company may not be able to renew or replace expiring contracts for its vessels.

The Company’s ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of its customers. Given the highly competitive and historically cyclical nature of the industry, the Company may not be able to renew or replace expiring contracts or it may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing day rates, or that have terms that are less favorable to the Company than its existing contracts, or it may be unable to secure contracts for these vessels. For example, two of the Company's liftboats in the Middle East recently ended their contracts and have entered a period of drydocking for maintenance and repair. When these liftboats complete their drydockings and return to market, the Company's ability to obtain new contracts for these liftboats is subject to the above-described risks. These risks could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

The Company relies on information technology networks and systems, including the Internet and cloud services, to process, transmit and store electronic and financial information, manage a variety of business processes and activities, and comply with regulatory, legal and tax requirements. The Company also depends on its information technology infrastructure to capture knowledge of its business including its vessel operation systems containing information about vessel positioning and scheduling; monitor its vessel maintenance and engine systems; to coordinate its business across its bases of operation including cargo delivery and equipment tracking; and communicate within its organization and with customers, suppliers, partners and other third parties. The Company’s ability to service customers and operate vessels is dependent on the continued operation of these systems. While the Company takes various precautions and has enhanced controls around its information technology systems, like other technology systems, they are susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, telecommunication failures, user errors, catastrophic events, or cyber-attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to its data, the unauthorized release, corruption or loss of its data, loss or damage to its data delivery systems, ransomware, and other electronic security breaches. Over time, the techniques used to conduct these cyber-attacks, as well as the sources and targets of these attacks, have changed and become increasingly sophisticated, including the application of generative AI and the increased use of cyber-attack tools that can circumvent security controls and evade detection. In addition, there has been an increase in cyber-attacks conducted or sponsored by capable and well-funded “nation state” operators and other advanced persistent threat actors. The Company expects that sophistication and techniques of cyber-threats will continue to evolve as threat actors increase their use of AI and machine-learning technologies.

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

Increased regulation of the offshore marine industry may materially adversely impact the Company.

Regulation of the offshore marine industry has intensified over the past several decades, and the Company expects this trend to continue. Changes in laws or regulations regarding offshore oil and natural gas exploration and development activities and technical and operational measures may increase the Company’s costs and the costs of its customers’ operations. For instance, in response to fatalities and environmental damages caused by a 2010 explosion on the Deepwater Horizon, a drilling rig operating in the U.S. Gulf of America, various regulatory agencies imposed temporary moratoria on drilling operations and enacted several permanent regulations designed to enhance the safety of operations in the U.S. Gulf of America. Compliance with these new regulations and new interpretations of existing regulations have materially increased the cost of drilling operations in the U.S. Gulf of America. New or additional government regulations or laws concerning drilling operations in the U.S. Gulf of America and other regions have in the past and could in the future materially increase the cost of drilling operations in those markets or cause additional moratoria on drilling activities. These changes could decrease offshore operations or investments by the Company’s current or prospective customers, and thereby reduce the demand for the Company’s services. For these reasons, further changes in regulation of the offshore marine industry could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

Laws regulating offshore economic activities could adversely impact the Company.

The Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the release or continued use of offshore resources for oil and natural gas production and authorizes the U.S. President to issue leasing moratoriums or bans. Various political leaders and public interest groups oppose further leasing, and from time to time U.S. Presidents have issued leasing moratoriums or bans, including drilling bans. On January 6, 2025, the U.S. President temporarily stopped allowing oil and natural gas leasing in certain unleased areas within the EEZ of the U.S. including areas on the East and West Coasts, the eastern Gulf of America, and portions of Alaska’s Northern Bering Sea. Furthermore, on January 20, 2025, the U.S. President suspended new or renewed wind energy leasing in the Outer Continental Shelf. Additionally, on December 22, 2025, the Director of the U.S. Bureau of Ocean Energy Management issued stop-work orders to suspend all ongoing activities for 90 days related to five offshore wind projects on the Outer Continental Shelf. These actions create uncertainties regarding the current and future level of permitted offshore leasing. New offshore oil and natural gas exploration, drilling or production may be subject to continuing or newly enacted moratoriums or bans. Because the Company’s operations rely on offshore oil and natural gas exploration and production, as well as on offshore wind farm operations, the government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act to restrict the availability of offshore oil and natural gas leases (due to accidents, environmental concerns or otherwise) could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. To the extent other nations similarly restrict economic development in their offshore waters, those restrictions could similarly adversely impact the Company.

The Company is subject to a wide range of other complex laws and regulations that can adversely affect the cost, manner or feasibility of doing business.

The variability and uncertainty of current and future regulations continue to increase the Company’s compliance costs, subject it to greater risk of non-compliance and limit the ability of the Company and its customers to plan for the future or establish long-term strategies.

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

In early 2025, the USCG issued a new rule applicable to the maritime sector that mandates certain cybersecurity training and requires the Company to take various other actions with respect to managing cybersecurity risk. These regulations could lead to additional costs for the Company, as well as disruption to its information technology systems.

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

The regulatory landscape is constantly changing, particularly with respect to climate change regulations. On March 6, 2024, the SEC implemented new climate disclosure rules, requiring companies to disclose the impact of climate change and their risk mitigation strategies, among other things. While implementation of these rules have been voluntarily stayed by the SEC, pending judicial review, the final outcome remains uncertain, making it difficult to predict their potential impact on the Company, including potential regulatory compliance costs.

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

From time to time, extreme weather causes the Company or its customers to suspend business operations. Climate change may increase the frequency and severity of these extreme weather events and certain adverse weather patterns in the future, which could increase the Company’s exposure to suspended operations and/or put the Company’s properties at risk for weather related damage. Climate change may also affect our ability to procure insurance for the Company’s vessels as well as its facilities in areas with higher exposure to the effects of climate change or to repair and rebuild such facilities if needed in the future. Concern over climate change may also result in new or increased legal or regulatory requirements, which could accelerate the above-described trends towards enhanced regulation of the Company’s operations. In addition, there may be significant physical effects of climate change from such emissions that have the potential to negatively impact the Company’s customers, personnel, and physical assets, any of which could adversely impact cargo levels, the demand for the Company’s services, or the Company’s ability to recruit personnel and operate efficiently. Moreover, uncertainty related to regulations generally associated with climate change and renewable energy can increase Company costs and affect its results of operations. For instance, certain of the Company’s vessels are used to service offshore wind farms. It is unclear what the long-term effect of the current U.S. administration’s policies related wind farms will have on that industry and, in turn, our provision of services to the industry.

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

While some investors advocate for an increased focus on ESG matters, there has been an increase in anti-ESG and anti-diversity, equity and inclusion initiatives and sentiment, including recent changes in U.S. governmental policy. These developments could result in additional compliance obligations or becoming the subject of investigations or enforcement actions.

The Company has significant international operations, which subjects it to risks. Unstable political, military and economic conditions in foreign countries where a significant proportion of the Company’s operations is conducted could materially adversely impact its business.

The Company operates vessels and transacts other business worldwide. For the years ended December 31, 2025, 2024 and 2023, 84%, 87% and 79%, respectively, of the Company’s operating revenues and $1.7 million, $2.3 million and $3.6 million, respectively, of its equity in earnings from 50% or less owned companies, net of tax, were derived from foreign operations. These operations are subject to risks, including potential vessel seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas, tariffs and other forms of public and government regulation, all of which are beyond the Company’s control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and natural gas industry and, correspondingly, on the Company should it operate in an area subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.

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

•
regional conflicts, including in Ukraine, Israel and around the Red Sea, and Venezuela;
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

Restrictions on non-U.S. citizen ownership of the Company’s vessels could limit its ability to divest parts of its business or result in the forfeiture of its vessels.

As noted above, compliance with the Jones Act requires that non-U.S. citizens own no more than 25% in the entities that directly or indirectly own or operate the vessels that the Company operates in the U.S. coastwise trade. If the Company were to seek to sell any of these vessels or a portion of its business that operates them, it may have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the U.S. citizenship restrictions described above. As a result, the sales price received from any such purchaser may not attain the amount that could be obtained through unconstrained bidding. Furthermore, if at any point the Company or any of the entities that directly or indirectly own its vessels cease to satisfy the requirements to be a U.S. citizen within the meaning of the Jones Act, the Company would become ineligible to operate in the U.S. coastwise trade and may become subject to penalties and risk forfeiture of its vessels.

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

The Merchant Marine Act provides that, during a national emergency declared by presidential proclamation or a period for which the U.S. President has proclaimed that the security of the national defense makes it advisable, the Secretary of Transportation may requisition the ownership or use of any vessel owned by U.S. citizens (which includes the Company) and any vessel under construction in the U.S. If any of the Company’s vessels were purchased or chartered by the federal government under this law, the Company would be entitled to just compensation, which is generally the fair market value of the vessel in the case of a purchase or, in the case of a charter, the fair market value of charter hire, but the Company would not be entitled to compensation for any consequential damages it may suffer. The purchase or charter for an extended period of time by the federal government of one or more of the Company’s vessels under this law could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Vessels registered by the Company under other flag states may also be subject to requisition or purchase in accordance with comparable applicable laws of those states.

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

The Company typically grants its customers credit on a short-term basis. Related credit risks are inherent as the Company does not typically collateralize receivables due from customers and the Company’s ten largest customers accounted for approximately 84% of the consolidated revenues in 2025. In addition, many of its international customers are state-controlled and, as a result, the Company’s receivables may be subject to local political priorities, which are out of the Company’s control. The Company provides estimates for uncollectible accounts based primarily on its judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivables valuations stated on the Company’s financial statements. However, the Company’s receivables valuation estimates may not be accurate and receivables due from customers reflected in its financial statements may not be paid in a timely manner or collectible. The Company’s inability to perform under its contractual obligations, or its customers’ inability or unwillingness to fulfill their contractual commitments to the Company, may have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

An investor’s percentage of ownership in the Company may be diluted in the future as result of the issuance of equity incentive awards and sales of Common Stock, including pursuant to the Company’s ATM Program.

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

The success of the Company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions in the U.S. and throughout the world that are outside the Company’s control and are difficult to predict. Factors such as global and/or regional conflicts, such as the conflict between Russia and Ukraine and the hostilities in the Middle East, military intervention by the U.S. in Venezuela, pandemic responses, commodity prices and demand for commodities, interest rates, availability of credit, inflation rates, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, significant economic downturns or recessions and national and international political circumstances (including wars, terrorist acts, security operations or pandemics) can have a material negative impact on the Company’s business and investments, which could reduce its revenues and profitability. Uncertainty about global economic conditions may cause or require businesses to postpone capital spending in response to tighter credit and reductions in income or asset values and to cancel or renegotiate existing contracts because their access to capital is impeded. This would in turn affect the Company’s profitability or results of operations. These factors may also adversely affect the Company’s liquidity and financial condition and the liquidity and financial conditions of its customers. Volatility in the conditions of the global economic markets can also affect the Company’s ability to raise capital at attractive prices. The Company’s ongoing exposure to credit risks on its accounts receivable balances are heightened during periods when economic conditions worsen. The Company has procedures that are designed to monitor and limit exposure to credit risk on its receivables, however, there can be no assurance that such procedures will effectively limit the Company’s credit risk and avoid losses that could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects. Unstable economic conditions, including an economic downturn or recession may also increase the volatility of the Company’s stock price. An economic downturn and related economic uncertainty may have a negative impact on the Company’s business.

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

Changes or modifications in financial accounting standards or practices may cause an adverse impact on reported results of operations or financial conditions.

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

The Company’s Director of Technology, reporting to the Chief Financial Officer, has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the systems necessary to address such risks and threats, and preparing updates for the Board of Directors. The Director of Technology has twenty-two years of experience leading and working on cybersecurity teams at the Company and other companies in the oil and natural gas industry, has significant experience with networking, on-premises and cloud-based infrastructure, and cybersecurity controls, and has a Bachelor of Science degree.

In response to the increasing threats presented by cyber incidents, in April 2022 the Company established a Cybersecurity Committee, which meets regularly. This committee is comprised of the Director of Technology, members of management from the technology, quality, health, safety and environment and operations departments, as well as the Chief Financial Officer and the General Counsel, both of whom report to the Chief Executive Officer. The Cybersecurity Committee oversees activities related to the monitoring, prevention, detection, mitigation and remediation of cybersecurity risks. The Cybersecurity Committee develops and implements cybersecurity risk mitigation strategies, policies and activities throughout the year, including the management of comprehensive incident response plans as well as the Company’s AI acceptable use policy. Additionally, the Cybersecurity Committee oversees the cybersecurity risks posed by third-party vendors and receives regular updates on cybersecurity-related matters.

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

When the Company experiences a cybersecurity incident, the Director of Technology will inform the Cybersecurity Committee, which will then evaluate and assess the materiality of the incident to the Company, its information technology infrastructure and data integrity, and, in particular, whether the cybersecurity incident should be reported to the Board of Directors in advance of or external to the next regular cybersecurity update. Once a cybersecurity incident is reported to the Board of Directors, the Board of Directors provides oversight of the Company’s response to such incident, including considerations around disclosure of the event. The Cybersecurity Committee continuously monitors incidents as they are remedied to ensure proper remediation and, if necessary, the ability to report to the Board of Directors if previously unknown material information arises during such remediation. The Cybersecurity Committee is an integral part of our disclosure controls and procedures.

The Company engages subject matter experts such as consultants and auditors to assist the Company in establishing processes to assess, identify, and manage potential and actual cybersecurity threats, to actively monitor the Company’s systems internally using widely accepted digital applications, processes, and controls, and to provide forensic assistance to facilitate system recovery in the case of an incident. The Cybersecurity Committee oversees and establishes the parameters of the Company’s engagement with these experts to ensure the Company obtains the supplemental assistance needed in this area, if any.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Officers of SEACOR Marine serve at the pleasure of the Board of Directors. The name, age and positions held by each of SEACOR Marine’s current executive officers are as follows (age and position as of February 25, 2026):

Name	Age	Position
John Gellert	55

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

Jesús Llorca	50

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

Gregory Rossmiller	56

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

Andrew H. Everett II	43

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

As of February 22, 2026, there were 388 holders of record of Common Stock.

Dividend Policy

The Company currently does not intend on paying any dividends for the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and legal and contractual restrictions, including the provisions of the Company’s then-existing indebtedness. The payment of future cash dividends, if any, would be made only from assets legally available.

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

Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2025:

Period	Total number of shares purchased	Average price per share	Total number of Shares Purchased as Part of a Publicly Announced Plan	Maximum number of Shares that may be Purchased Under the Plan
October 1, 2025 to October 31, 2025	—	$—	—	—
November 1, 2025 to November 30, 2025	7,417	$6.97	—	—
December 1, 2025 to December 31, 2025	—	$—	—	—
Total	7,417	$6.97	—	—

For the three months ended December 31, 2025, the Company acquired for treasury 7,417 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of restricted share awards for an aggregate purchase price of $51,656. These shares were purchased in accordance with the terms of the Company’s 2022 Equity Incentive Plan.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) below presents the Company’s operating results for each of the three years in the period ended December 31, 2025, and its financial condition as of December 31, 2025 and 2024. Certain statements in this MD&A constitute forward-looking statements. See “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of December 31, 2025, the Company operated a fleet of 44 support vessels, of which all were owned. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Recent Developments

Cost Reduction Measures

During the fourth quarter of 2025, the Company initiated certain cost reduction measures to better align its operating expenses with the current state of the offshore marine industry, in general, and its business, in particular. These measures include a reduction of workforce, reorganization of the management structure and streamlining of operations. For the year ended December 31, 2025, the Company incurred one-time charges totaling $1.2 million related to severance charges arising from a reduction in workforce resulting in a decrease in annualized wages and benefits expenses of at least $3.9 million. Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities.

Vessel Sales

On December 19, 2025, the Company completed the sale of one 201 foot, DP-2 PSV built in 2013 for total proceeds of $13.4 million and a gain of approximately $8.1 million. Approximately $11.0 million of these sale proceeds were designated to make future payments on the construction of two PSVs and deposited in a restricted account.

On September 29, 2025, the Company completed the sale of the U.S. flag liftboat LB Jill and the U.S. flag liftboat LB Robert (together, the “Liftboat Sales”) for total proceeds of $76.0 million. In addition, concurrently with the closing of the Liftboat Sales, the Company sold certain uninstalled vessel equipment for total proceeds of $1.0 million (the “Equipment Sale”). After deducting transaction costs and expenses, the Company received net cash proceeds of $74.7 million and recognized a gain of $30.5 million for the Liftboat Sales and the Equipment Sale. None of the sale proceeds from the Liftboat Sales and the Equipment Sale are encumbered by the Company’s 2024 SMFH Credit Facility or required to be used to repay such facility.

On April 24, 2025, the Company completed the sale of one FSV built in 2009 for total proceeds of $4.6 million and a gain of approximately $3.0 million. Approximately $3.8 million of these sale proceeds were designated to make future payments on the construction of two PSVs and deposited in a restricted account.

On April 7, 2025, the Company completed the sale of two 201 foot, DP-2 PSVs built in 2014 for total proceeds of $28.8 million and a gain of $16.1 million. Approximately $12.9 million of these sale proceeds were used to complete the Securities Repurchase (as defined below), and approximately $10.9 million was designated to make future payments on the construction of two PSVs and deposited in a restricted account.

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
•
expectations as to the future demand for oil and natural gas in the context of plans for the transition to non-hydrocarbon based sources of energy;
•
customer assessments of cost, geological opportunity and political stability in host countries;
•
worldwide demand for oil and natural gas;
•
the ability or willingness of OPEC to set and maintain production levels and pricing;
•
military conflicts and terrorism in oil producing regions, including the Middle East, Venezuela and Russia;
•
the level of oil and natural gas production by non-OPEC countries;
•
transitions to and demand for non-hydrocarbon based energy sources and uncertainty related to national and supranational attitudes towards energy transition;
•
the relative exchange rates for the U.S. dollar; and
•
various U.S. and international government policies regarding exploration and development of oil and natural gas reserves, which have been becoming increasingly unpredictable in recent years.

Offshore oil and natural gas market conditions are highly volatile. Oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but subsequently decreased to pre-conflict levels. During 2025, WTI oil prices reached a high of $81 per barrel and a low of $55 per barrel, ending the year at $57 per barrel.

While the Company has experienced difficult market conditions over the past few years due to volatile oil and natural gas prices and the focus of oil and natural gas producing companies on cost and capital discipline, the increases since the lows experienced during the COVID-19 pandemic in oil and natural gas prices has led to an increase in utilization, day rates and customer inquiries about new projects.

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

Certain macro drivers somewhat independent of oil and natural gas prices may support the Company’s business, including: (i) underspending by oil and natural gas producers over the last five to ten years leading to pent up demand for maintenance and growth capital expenditures; (ii) improved extraction technologies; and (iii) the need for offshore wind farm support as the industry grows. While the Company expects that alternative forms of energy will continue to develop and add to the world’s energy mix, especially as certain governments, supranational groups, institutional investors, and various other parties focus on climate change causes and concerns, the Company believes that for the foreseeable future demand for gasoline and oil will be sustained, as will demand for natural gas, particularly in the context of expanded power generation demand worldwide. Some alternative forms of energy such as offshore wind farms support some of the Company’s operations and the Company expects such support to increase to the extent that development of these forms of renewable energy expands.

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related drydocking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of December 31, 2025, one of the Company’s 44 owned vessels was cold-stacked worldwide. In addition, the Company had two vessels classified as held for sale as of December 31, 2025.

Inflation

The Company’s operations expose it to the effects of inflation. Inflation has become a significant factor in the world economy post-pandemic and has led to an increased interest rate environment as well as inflationary pressures on the Company’s operations, including but not limited to increased labor, repairs and maintenance, transportation and insurance costs. The Company’s borrowing is on a fixed rate basis and therefore interest rate fluctuations no longer affect the interest costs reflected in the Company’s financial results.

Certain Components of Revenues and Expenses

The Company operates its fleet in four principal geographic regions: the U.S., primarily in the Gulf of America; Africa and Europe; the Middle East and Asia; and Latin America, primarily in Guyana and Mexico. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among geographic regions, subject to flag restrictions, as changes in market conditions dictate. The number and type of vessels operated, their rates per day worked and their utilization levels are the key determinants of the Company’s operating results and cash flows. Unless a vessel is cold-stacked, there is little reduction in daily running costs for the vessels and, consequently, operating margins are most sensitive to changes in rates per day worked and utilization. The Company manages its fleet utilizing a global network of shore side support, administrative and finance personnel.

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

Direct Operating Expenses. The aggregate cost of operating the Company’s fleet depends primarily on the size and asset mix of the fleet. The Company’s direct operating costs and expenses, other than leased-in equipment expense, are grouped into the following categories:

•
personnel (primarily wages, benefits, payroll taxes, savings plans, training and travel for marine personnel);
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

During 2025, the Company did not record impairment charges on any owned vessels. During 2024, the Company recorded impairment charges of $3.7 million for other equipment. During 2023, the Company recorded impairment charges of $0.7 million for one leased-in AHTS. Estimated fair values for the Company’s owned vessels are established by independent appraisers and other market data such as recent sales of similar vessels. For information regarding the Company’s vessel fair value measurement determinations, see “Note 8. Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For vessel classes and individual vessels with indicators of impairment, but which were not impaired as of December 31, 2025, the Company has assessed that their estimated fair value exceeds their current carrying values. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third party appraisers and other market data such as recent sales of similar vessels. As markets change, the impact of vessel impairments will be evaluated.

Consolidated Results of Operations

For the years ended December 31, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	2025		2024		2023
Time Charter Statistics:
Average Rates Per Day	$18,899		$18,989		$16,375
Fleet Utilization	66%		67%		75%
Fleet Available Days	17,341		19,895		20,519
Operating revenues:
Time charter	$215,381	95%	$254,320	94%	$251,385	89%
Bareboat charter	3,235	1%	1,464	1%	1,460	1%
Other marine services	9,216	4%	15,577	5%	26,666	10%
	227,832	100%	271,361	100%	279,511	100%
Costs and Expenses:
Operating:
Personnel	$71,661	31%	$85,541	32%	$81,770	29%
Repairs and maintenance	48,523	21%	40,385	15%	26,826	10%
Drydocking	12,617	6%	21,451	8%	6,598	2%
Insurance and loss reserves	8,653	4%	9,894	4%	9,956	4%
Fuel, lubes and supplies	17,908	8%	19,947	7%	17,187	6%
Other	22,410	10%	20,034	7%	17,313	6%
	181,772	80%	197,252	73%	159,650	57%
Lease expense	1,203	1%	1,678	1%	2,748	1%
Administrative and general	47,483	21%	44,713	16%	49,183	18%
Depreciation and amortization	47,070	21%	51,628	19%	53,821	19%
	277,528	122%	295,271	109%	265,402	95%
Gains on Asset Dispositions and Impairments, Net	63,412	28%	13,481	5%	21,409	8%
Operating Income (Loss)	13,716	6%	(10,429)	(4)%	35,518	13%
Other Expense, Net	(32,781)	(14)%	(72,618)	(27)%	(39,589)	(14)%
Loss Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	(19,065)	(8)%	(83,047)	(31)%	(4,071)	(1)%
Income Tax Expense (Benefit)	10,510	5%	(2,615)	(1)%	8,799	3%
Loss Before Equity in Earnings of 50% or Less Owned Companies	(29,575)	(13)%	(80,432)	(30)%	(12,870)	(5)%
Equity in Earnings of 50% or Less Owned Companies	1,731	1%	2,308	1%	3,556	1%
Net Loss	(27,844)	(12)%	(78,124)	(29)%	(9,314)	(3)%

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2025
Time Charter Statistics:
Average Rates Per Day	$21,634	$17,883	$17,189	$22,758	$18,899
Fleet Utilization	41%	76%	71%	65%	66%
Fleet Available Days	3,759	6,593	4,454	2,535	17,341
Operating Revenues:
Time charter	$33,371	$90,044	$54,621	$37,345	$215,381
Bareboat charter	—	—	—	3,235	3,235
Other marine services	2,955	2,971	1,613	1,677	9,216
	36,326	93,015	56,234	42,257	227,832
Direct Costs and Expenses:
Operating:
Personnel	$22,999	$19,819	$19,162	$9,681	$71,661
Repairs and maintenance	5,161	19,333	19,744	4,285	48,523
Drydocking	5,731	4,542	1,333	1,011	12,617
Insurance and loss reserves	2,852	2,300	2,779	722	8,653
Fuel, lubes and supplies	2,989	6,967	5,094	2,858	17,908
Other	1,304	11,215	4,528	5,363	22,410
	41,036	64,176	52,640	23,920	181,772
Direct Vessel (Loss) Profit	$(4,710)	$28,839	$3,594	$18,337	$46,060
Other Costs and Expenses:
Lease expense	$552	$130	$293	$228	1,203
Administrative and general					47,483
Depreciation and amortization	11,593	16,935	12,848	5,694	47,070
					95,756
Gains on asset dispositions and impairments, net					63,412
Operating income					$13,716

As of December 31, 2025
Property and Equipment:
Historical cost	$98,231	$275,058	$242,879	$160,665	$776,833
Accumulated depreciation	(62,907)	(121,155)	(112,559)	(52,191)	(348,812)
	$35,324	$153,903	$130,320	$108,474	$428,021
Total Assets (1)	$56,355	$196,818	$193,225	$124,213	$570,611

(1)
Total Assets exclude $90.0 million of corporate assets.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2024
Time Charter Statistics:
Average Rates Per Day	$23,076	$17,453	$17,285	$23,462	$18,989
Fleet Utilization	38%	75%	78%	66%	67%
Fleet Available Days	3,688	7,590	5,215	3,402	19,895
Operating Revenues:
Time charter	$31,991	$99,410	$70,346	$52,573	$254,320
Bareboat charter	—	—	—	1,464	1,464
Other marine services	3,808	5,272	1,979	4,518	15,577
	35,799	104,682	72,325	58,555	271,361
Direct Costs and Expenses:
Operating:
Personnel	$24,459	$21,887	$24,132	$15,063	$85,541
Repairs and maintenance	6,618	13,537	13,047	7,183	40,385
Drydocking	8,604	4,774	2,796	5,277	21,451
Insurance and loss reserves	2,992	2,329	3,147	1,426	9,894
Fuel, lubes and supplies	3,351	7,197	4,184	5,215	19,947
Other	509	12,723	4,425	2,377	20,034
	46,533	62,447	51,731	36,541	197,252
Direct Vessel (Loss) Profit	$(10,734)	$42,235	$20,594	$22,014	$74,109
Other Costs and Expenses:
Lease expense	$555	$507	$301	$315	1,678
Administrative and general					44,713
Depreciation and amortization	12,334	17,497	13,276	8,521	51,628
					98,019
Gains on asset dispositions and impairments, net					13,481
Operating loss					$(10,429)

As of December 31, 2024
Property and Equipment:
Historical cost	$195,756	$325,000	$240,075	$139,583	$900,414
Accumulated depreciation	(104,771)	(121,320)	(97,908)	(43,449)	(367,448)
	$90,985	$203,680	$142,167	$96,134	$532,966
Total Assets (1)	$120,347	$241,278	$174,410	$117,475	$653,510

(1)
Total Assets exclude $73.6 million of corporate assets.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2023
Time Charter Statistics:
Average Rates Per Day	$20,967	$14,612	$15,003	$18,937	$16,375
Fleet Utilization	45%	87%	76%	88%	75%
Fleet Available Days	4,443	6,935	5,829	3,312	20,519
Operating Revenues:
Time charter	$41,850	$87,729	$66,407	$55,399	$251,385
Bareboat charter	—	—	—	1,460	1,460
Other marine services	17,678	2,582	4,345	2,061	26,666
	59,528	90,311	70,752	58,920	279,511
Direct Costs and Expenses:
Operating:
Personnel	$26,110	$20,434	$20,786	$14,440	$81,770
Repairs and maintenance	5,146	9,624	7,109	4,947	26,826
Drydocking	2,314	2,946	(99)	1,437	6,598
Insurance and loss reserves	3,752	1,727	3,638	839	9,956
Fuel, lubes and supplies	3,697	6,830	3,552	3,108	17,187
Other	1,427	10,072	3,961	1,853	17,313
	42,446	51,633	38,947	26,624	159,650
Direct Vessel Profit	$17,082	$38,678	$31,805	$32,296	$119,861
Other Costs and Expenses:
Lease expense	$536	$1,498	$360	$354	2,748
Administrative and general					49,183
Depreciation and amortization	14,685	15,346	14,760	9,030	53,821
					105,752
Gains on asset dispositions and impairments, net					21,409
Operating income					$35,518

As of December 31, 2023
Property and Equipment:
Historical cost	$209,262	$272,272	$267,079	$170,210	$918,823
Accumulated depreciation	(99,137)	(93,045)	(94,708)	(37,251)	(324,141)
	$110,125	$179,227	$172,371	$132,959	$594,682
Total Assets (1)	$142,264	$215,158	$199,174	$152,427	$709,023

(1)
Total Assets exclude $71.3 million of corporate assets.

The following tables summarize the world-wide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS	FSV	PSV	Liftboats	Other Activity	Total
For the year ended December 31, 2025
Time Charter Statistics:
Average Rates Per Day	$—	$13,852	$20,857	$33,369	$—	$18,899
Fleet Utilization	—%	71%	64%	54%	—%	66%
Fleet Available Days	—	7,779	7,111	2,451	—	17,341
Operating Revenues:
Time charter	$(7)	$76,607	$94,966	$43,815	$—	$215,381
Bareboat charter	—	—	3,235	—	—	3,235
Other marine services	(7)	2,336	1,973	3,944	970	9,216
	(14)	78,943	100,174	47,759	970	227,832
Direct Costs and Expenses:
Operating:
Personnel	$33	$18,941	$33,122	$19,370	$195	$71,661
Repairs and maintenance	269	18,428	15,867	13,911	48	48,523
Drydocking	—	2,795	5,453	4,369	—	12,617
Insurance and loss reserves	(4)	1,979	2,739	4,177	(238)	8,653
Fuel, lubes and supplies	(55)	5,952	8,467	3,492	52	17,908
Other	35	8,246	11,857	2,256	16	22,410
	278	56,341	77,505	47,575	73	181,772
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$1,203	1,203
Administrative and general						47,483
Depreciation and amortization	15	19,037	15,345	12,619	54	47,070
						95,756
Gains on asset dispositions and impairments, net						63,412
Operating income						$13,716

As of December 31, 2025
Property and Equipment:
Historical cost	$948	$340,547	$274,726	$141,841	$18,771	$776,833
Accumulated depreciation	(841)	(177,708)	(75,606)	(76,115)	(18,542)	(348,812)
	$107	$162,839	$199,120	$65,726	$229	$428,021

	AHTS	FSV	PSV	Liftboats	Other Activity	Total
For the year ended December 31, 2024
Time Charter Statistics:
Average Rates Per Day	$9,156	$12,901	$19,888	$42,665	$—	$18,989
Fleet Utilization	60%	76%	62%	58%	—%	67%
Fleet Available Days	1,240	8,052	7,675	2,928	—	19,895
Operating Revenues:
Time charter	$6,831	$79,377	$95,133	$72,979	$—	$254,320
Bareboat charter	—	—	1,464	—	—	1,464
Other marine services	232	2,070	7,098	4,757	1,420	15,577
	7,063	81,447	103,695	77,736	1,420	271,361
Direct Costs and Expenses:
Operating:
Personnel	$3,685	$22,193	$36,188	$24,586	$(1,111)	$85,541
Repairs and maintenance	1,052	16,523	15,443	7,342	25	40,385
Drydocking	789	3,200	9,677	7,785	—	21,451
Insurance and loss reserves	255	1,777	2,686	5,482	(306)	9,894
Fuel, lubes and supplies	800	5,592	9,437	4,118	—	19,947
Other	990	8,193	8,632	2,195	24	20,034
	7,571	57,478	82,063	51,508	(1,368)	197,252
Other Costs and Expenses:
Lease expense	$346	$—	$—	$—	$1,332	1,678
Administrative and general						44,713
Depreciation and amortization	647	18,980	16,440	15,463	98	51,628
						98,019
Gains on asset dispositions and impairments, net						13,481
Operating loss						$(10,429)

As of December 31, 2024
Property and Equipment:
Historical cost	$948	$345,476	$290,478	$244,564	$18,948	$900,414
Accumulated depreciation	(825)	(161,212)	(66,540)	(120,192)	(18,679)	(367,448)
	$123	$184,264	$223,938	$124,372	$269	$532,966

	AHTS	FSV	PSV	Liftboats	Other Activity	Total
For the year ended December 31, 2023
Time Charter Statistics:
Average Rates Per Day	$9,201	$11,273	$18,031	$37,523	$—	$16,375
Fleet Utilization	70%	84%	77%	50%	—%	75%
Fleet Available Days	1,491	8,384	7,392	3,252	—	20,519
Operating Revenues:
Time charter	$9,610	$79,372	$101,978	$60,425	$—	$251,385
Bareboat charter	—	—	1,460	—	—	1,460
Other marine services	936	1,076	3,078	17,801	3,775	26,666
	10,546	80,448	106,516	78,226	3,775	279,511
Direct Costs and Expenses:
Operating:
Personnel	$4,027	$20,408	$35,397	$20,432	$1,506	$81,770
Repairs and maintenance	1,498	8,479	12,497	4,383	(31)	26,826
Drydocking	1,356	4,050	1,325	(52)	(81)	6,598
Insurance and loss reserves	307	1,363	2,212	6,027	47	9,956
Fuel, lubes and supplies	1,471	5,432	7,834	2,442	8	17,187
Other	1,450	6,523	7,765	1,542	33	17,313
	10,109	46,255	67,030	34,774	1,482	159,650
Other Costs and Expenses:
Lease expense	$1,247	$—	$—	$—	$1,501	2,748
Administrative and general						49,183
Depreciation and amortization	1,020	19,779	16,480	16,395	147	53,821
						105,752
Gains on asset dispositions and impairments, net						21,409
Operating income						$35,518

As of December 31, 2023
Property and Equipment:
Historical cost	$12,669	$341,054	$301,523	$244,462	$19,115	$918,823
Accumulated depreciation	(5,134)	(142,429)	(53,162)	(104,626)	(18,790)	(324,141)
	$7,535	$198,625	$248,361	$139,836	$325	$594,682

Operating Income (Loss)

United States, primarily Gulf of America. For the years ended December 31, the Company’s direct vessel (loss) profit in the U.S. was as follows (in thousands, except statistics):

	2025		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$—		$—
FSV	10,782		10,249		9,657
PSV	14,184		13,797		14,148
Liftboats	28,111		35,911		34,451
Overall	21,634		23,076		20,967
Utilization:
AHTS	—%		—%		—%
FSV	7%		35%		57%
PSV	54%		49%		62%
Liftboats	50%		35%		34%
Overall	41%		38%		45%
Available Days:
AHTS	—		—		31
FSV	911		1,098		1,095
PSV	1,181		732		910
Liftboats	1,667		1,858		2,407
Overall	3,759		3,688		4,443
Operating revenues:
Time charter	$33,371	92%	$31,991	89%	$41,850	70%
Other marine services	2,955	8%	3,808	11%	17,678	30%
	36,326	100%	35,799	100%	59,528	100%
Direct operating expenses:
Personnel	22,999	63%	24,459	68%	26,110	44%
Repairs and maintenance	5,161	14%	6,618	18%	5,146	9%
Drydocking	5,731	16%	8,604	24%	2,314	4%
Insurance and loss reserves	2,852	8%	2,992	8%	3,752	6%
Fuel, lubes and supplies	2,989	8%	3,351	10%	3,697	6%
Other	1,304	4%	509	2%	1,427	2%
	41,036	113%	46,533	130%	42,446	71%
Direct Vessel (Loss) Profit	$(4,710)	-13%	$(10,734)	-30%	$17,082	29%

2025 compared with 2024

Operating Revenues. Charter revenues were $1.4 million higher in 2025 compared with 2024. Charter revenues were $7.9 million higher due to the repositioning of two vessels into the region subsequent to 2024. Charter revenues were $4.4 million lower for the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”), which consists of six vessels, due to lower utilization of 44% in 2025 compared to 49% in 2024 offset by higher average day rates of $25,065 in 2025 compared to $24,428 in 2024. Charter revenues were $2.1 million lower due to net asset dispositions. Other marine services were $0.9 million lower primarily due to lower management fees. As of December 31, 2025, the Company had one of seven owned vessels (one FSV) cold-stacked in this region compared with two of 10 vessels as of December 31, 2024.

Direct Operating Expenses. Direct operating expenses were $5.5 million lower in 2025 compared with 2024. Direct operating expenses were $12.8 million lower for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures and $4.3 million lower due to net asset dispositions. Direct operating expenses were $11.6 million higher due to the repositioning of vessels between geographic regions.

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

Africa and Europe. For the years ended December 31, the Company’s direct vessel profit in Africa and Europe was as follows (in thousands, except statistics):

	2025		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$10,189		$10,101
FSV	15,567		15,304		12,701
PSV	21,714		22,405		20,129
Overall	17,883		17,453		14,612
Utilization:
AHTS	—%		48%		77%
FSV	83%		83%		91%
PSV	67%		73%		84%
Overall	76%		75%		87%
Available Days:
AHTS	—		895		1,095
FSV	3,770		3,913		3,650
PSV	2,823		2,782		2,190
Overall	6,593		7,590		6,935
Operating revenues:
Time charter	$90,044	97%	$99,410	95%	$87,729	97%
Other marine services	2,971	3%	5,272	5%	2,582	3%
	93,015	100%	104,682	100%	90,311	100%
Direct operating expenses:
Personnel	19,819	21%	21,887	21%	20,434	23%
Repairs and maintenance	19,333	21%	13,537	13%	9,624	10%
Drydocking	4,542	5%	4,774	5%	2,946	3%
Insurance and loss reserves	2,300	3%	2,329	2%	1,727	2%
Fuel, lubes and supplies	6,967	7%	7,197	7%	6,830	8%
Other	11,215	12%	12,723	12%	10,072	11%
	64,176	69%	62,447	60%	51,633	57%
Direct Vessel Profit	$28,839	31%	$42,235	40%	$38,678	43%

2025 compared with 2024

Operating Revenues. Charter revenues were $9.4 million lower in 2025 compared with 2024. Charter revenues were $5.5 million lower for the Regional Core Fleet, which consists of 17 vessels, due to lower utilization of 76% in 2025 compared to 80% in 2024 and lower average day rates of $17,966 in 2025 compared to $18,403 in 2024. Charter revenues were $4.4 million lower due to the disposition of two vessels subsequent to 2024. Charter revenues were $0.5 million higher due to the repositioning of one vessel into the region subsequent to 2024. Other marine services were $2.3 million lower primarily due to lower mobilization revenues. As of December 31, 2025 and 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $1.7 million higher in 2025 compared with 2024. Direct operating expenses were $6.0 million higher for the Regional Core Fleet primarily due to the timing of repair expenditures and $0.8 million higher due to the repositioning of vessels between geographic regions and $5.1 million lower due to net asset dispositions.

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

Middle East and Asia. For the years ended December 31, the Company’s direct vessel profit in the Middle East and Asia was as follows (in thousands, except statistics):

	2025		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
AHTS	$—		$7,734		$5,547
FSV	9,764		8,506		9,095
PSV	18,121		15,907		11,826
Liftboats	40,452		45,801		42,578
Overall	17,189		17,285		15,003
Utilization:
AHTS	—%		91%		57%
FSV	71%		80%		84%
PSV	76%		64%		59%
Liftboats	62%		100%		98%
Overall	71%		78%		76%
Available Days:
AHTS	—		345		365
FSV	2,184		2,309		2,909
PSV	1,540		1,829		1,825
Liftboats	730		732		730
Overall	4,454		5,215		5,829
Operating revenues:
Time charter	$54,621	97%	$70,346	97%	$66,407	94%
Other marine services	1,613	3%	1,979	3%	4,345	6%
	56,234	100%	72,325	100%	70,752	100%
Direct operating expenses:
Personnel	19,162	34%	24,132	33%	20,786	29%
Repairs and maintenance	19,744	35%	13,047	18%	7,109	10%
Drydocking	1,333	3%	2,796	4%	(99)	(0)%
Insurance and loss reserves	2,779	5%	3,147	4%	3,638	5%
Fuel, lubes and supplies	5,094	9%	4,184	6%	3,552	5%
Other	4,528	8%	4,425	6%	3,961	6%
	52,640	94%	51,731	72%	38,947	55%
Direct Vessel Profit	$3,594	6%	$20,594	28%	$31,805	45%

2025 compared with 2024

Operating Revenues. Charter revenues were $15.7 million lower in 2025 compared with 2024. Charter revenues were $8.9 million lower for the Regional Core Fleet, which consists of 11 vessels, due to lower average day rates of $17,459 in 2025 compared to $19,473 in 2024 and lower utilization of 75% in 2025 compared to 78% in 2024. Charter revenues were $7.5 million lower due to the disposition of three vessels subsequent to 2024 and $0.7 million higher due to the repositioning of one vessel into the region. Other marine services were $0.4 million lower primarily due to lower catering revenues. As of December 31, 2025 and 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $0.9 million higher in 2025 compared with 2024. Direct operating expenses were $5.5 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures and $2.2 million higher due to the repositioning of vessels between geographic regions. Direct operating expenses were $6.8 million lower due to net asset dispositions.

2024 compared with 2023

Operating Revenues. Charter revenues were $3.9 million higher in 2024 compared with 2023. Charter revenues were $9.5 million higher for the Regional Core Fleet, which consists of 14 vessels, due to higher average day rates of $17,356 in 2024 compared to $15,871 in 2023, and an increase in fleet utilization from 74% in 2023 to 79% in 2024. Charter revenues were $3.5 million lower due to the disposition of one vessel in 2023 and $2.1 million lower due to the repositioning of one vessel out of the region. Other marine services were $2.4 million lower primarily due to non-recurring business interruption insurance revenue recorded in 2023. As of December 31, 2024 and 2023, the Company had no vessels cold-stacked in this region.

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

Latin America. For the years ended December 31, the Company’s direct vessel profit in Latin America was as follows (in thousands, except statistics):

	2025		2024		2023
Time Charter Statistics:
Rates Per Day Worked:
FSV	$15,387		$14,951		$13,636
PSV	27,759		21,296		20,314
Liftboats	88,930		48,786		24,450
Overall	22,758		23,462		18,937
Utilization:
FSV	84%		94%		90%
PSV	54%		52%		89%
Liftboats	40%		99%		75%
Overall	65%		66%		88%
Available Days:
FSV	914		732		730
PSV	1,567		2,332		2,467
Liftboats	54		338		115
Overall	2,535		3,402		3,312
Operating revenues:
Time charter	$37,345	88%	$52,573	90%	$55,399	94%
Bareboat charter	3,235	8%	1,464	2%	1,460	2%
Other marine services	1,677	4%	4,518	8%	2,061	4%
	42,257	100%	58,555	100%	58,920	100%
Direct operating expenses:
Personnel	9,681	23%	15,063	26%	14,440	25%
Repairs and maintenance	4,285	10%	7,183	12%	4,947	8%
Drydocking	1,011	2%	5,277	9%	1,437	2%
Insurance and loss reserves	722	2%	1,426	2%	839	2%
Fuel, lubes and supplies	2,858	7%	5,215	9%	3,108	5%
Other	5,363	13%	2,377	4%	1,853	3%
	23,920	57%	36,541	62%	26,624	45%
Direct Vessel Profit	$18,337	43%	$22,014	38%	$32,296	55%

2025 compared with 2024

Operating Revenues. Charter revenues were $13.5 million lower in 2025 compared with 2024. Charter revenues were $21.8 million lower due to the repositioning of two vessels out of the region subsequent to 2024. Charter revenues were $8.3 million higher for the Regional Core Fleet, which consists of six vessels, primarily due to higher utilization of 68% in 2025 compared to 63% in 2024 and higher average day rates of $22,475 in 2025 compared to $19,388 in 2024. Other marine services were $2.8 million lower in 2025 compared with 2024 primarily due to lower catering revenues. As of December 31, 2025 and 2024, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $12.6 million lower in 2025 compared with 2024. Direct operating expenses were $9.0 million lower due to the repositioning of vessels between geographic regions and $3.6 million lower for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

2024 compared with 2023

Operating Revenues. Charter revenues were $2.8 million lower in 2024 compared with 2023. Charter revenues were $3.5 million lower due to the repositioning of five vessels out of the region, partially offset by the repositioning of two vessels into the region and $0.7 million higher for the Regional Core Fleet, which consists of eight vessels, primarily due to higher average day rates of $21,468 in 2024 compared to $18,455 in 2023, substantially offset by lower utilization of 63% in 2024 compared to 85% in 2023. Other marine services were $2.5 million higher in 2024 compared with 2023 primarily due to higher catering revenues. As of December 31, 2024 and 2023, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $9.9 million higher in 2024 compared with 2023. Direct operating expenses were $8.0 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures and $1.9 million higher due to the repositioning of vessels between geographic regions.

Other Operating Expenses

Lease expense. Leased-in equipment expenses were $0.5 million lower compared with 2024 primarily due to having no leased-in vessels in 2025 compared to one in 2024. Leased-in equipment expenses were $1.1 million lower for 2024 compared with 2023 primarily due to having one leased-in vessel in 2024 compared to two in 2023.

Administrative and general. Administrative and general expenses were $2.8 million higher in 2025 compared with 2024 primarily due to increases in professional fees of $2.8 million and increases in wages and benefits expenses of $0.7 million partially offset by decreases in allowance for credit losses of $0.8 million. Administrative and general expenses were $4.5 million lower in 2024 compared with 2023 primarily due to decreases in allowance for credit losses of $3.3 million and decreases in professional fees of $1.4 million partially offset by increases in wages and benefits expenses of $0.4 million.

Depreciation and amortization. Depreciation and amortization expenses were $4.6 million lower in 2025 compared with 2024 and $2.2 million lower in 2024 compared with 2023 primarily due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During 2025, the Company sold one FSV and two PSVs, previously classified as held for sale, as well as one PSV, three liftboats and other equipment not previously classified as held for sale for net cash proceeds of $129.2 million, after transaction costs, and a gain of $63.4 million.

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

During 2023, the Company sold one liftboat, classified as held for sale, three liftboats and one specialty vessel, previously removed from service, one FSV and other equipment, previously classified as held for sale, as well as other equipment not previously classified as held for sale, for net cash proceeds of $44.7 million, after transaction costs, and a gain of $21.1 million. In addition, the Company recognized impairment charges of $0.7 million for one AHTS to adjust for indicative future cash flows and the cost to return the vessel to its owner.

Other Income (Expense), Net

For the years ended December 31, the Company’s other income (expense) was as follows (in thousands):

	2025	2024	2023
Other Income (Expense):
Interest income	$1,856	$1,768	$1,444
Interest expense	(36,050)	(40,627)	(37,504)
Losses on debt extinguishment	—	(31,923)	(2,004)
Derivative gains (losses), net	156	(908)	608
Foreign currency losses, net	(3,135)	(1,049)	(2,133)
Gains on insurance claim settlement	4,581	—	—
Other, net	(189)	121	—
	$(32,781)	$(72,618)	$(39,589)

Interest Income. Interest income was nearly flat in 2025 compared with 2024 and in 2024 compared with 2023.

Interest expense. Interest expense was lower in 2025 compared to 2024 primarily due to a lower interest rate on the 2024 SMFH Credit Facility (which bears interest at a fixed rate of 10.30% per annum), which was entered into on November 27, 2024 compared to the 2023 SMFH Credit Facility (which bore interest at a fixed rate of 11.75% per annum), which was entered into on September 8, 2023. Interest expense was higher in 2024 compared to 2023 primarily due to a higher interest rate on the 2023 SMFH Credit Facility (which bore interest at a fixed rate of 11.75%) compared to the debt retired by the facility, which was entered into on September 8, 2023.

Losses on debt extinguishment. Loss on debt extinguishment was $31.9 million in 2024 due to the payoff of multiple credit facilities with the proceeds from the 2024 SMFH Credit Facility. Loss on debt extinguishment was $2.0 million in 2023 due to the payoff of the $130.0 million loan facility with a syndicate of lenders administered by DNB Bank ASA, dated September 26, 2018 (as amended from time to time, the “2018 SMFH Credit Facility”) for the 2023 SMFH Credit Facility.

Derivative gains (losses), net. Net derivative gains in 2025 compared with net derivative losses in 2024 were due to the weakening of the U.S. dollar in relation to the Norwegian Kroner for an open forward currency exchange contract, which is denominated in Norwegian Kroner. As of December 31, 2025, the Company had no outstanding foreign exchange contract. Net derivative losses in 2024 compared with net derivative gains in 2023 were due to the strengthening of the U.S. dollar in relation to the Norwegian Kroner for an open forward currency exchange contract, which is denominated in Norwegian Kroner.

Foreign currency losses, net. Net foreign currency losses in 2025 compared with 2024 increased due to the weakening of the U.S. dollar in relation to the pound sterling. Net foreign currency losses in 2024 compared with 2023 decreased due to the strengthening of the U.S. dollar in relation to the pound sterling.

Gains on insurance claim settlement. Gains on insurance claim settlement in 2025 were due to the Company entering into insurance claim settlements for a total of $12.1 million, of which $4.6 million was in excess of an insurance claim receivable of $7.5 million previously deferred with respect to the liftboat LB Robert.

Income Tax Expense

For the year ending December 31, 2025, the Company’s effective income tax rate of 55.1% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S. for income tax purposes.

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

Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax

For the years ended December 31, the Company’s equity in earnings operations of 50% or less owned companies, net of tax, was as follows (in thousands):

	2025	2024	2023
SEACOR Marine Arabia	$1,631	$3,010	$3,401
Other	100	(702)	155
	$1,731	$2,308	$3,556

2025 compared with 2024

SEACOR Marine Arabia. The decrease in equity earnings in 2025 from SEACOR Marine Arabia was due to decreased utilization.

2024 compared with 2023

SEACOR Marine Arabia. The decrease in equity earnings in 2024 from SEACOR Marine Arabia was due to decreased utilization.

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its 2024 SMFH Credit Facility. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations, and sales under the Company’s at-the-market offering program entered into on February 7, 2025 (the “ATM Program”), which has approximately $25.0 million of remaining sales capacity as of December 31, 2025. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of December 31, 2025, the Company had unfunded capital commitments of $49.6 million consisting of $46.5 million in respect of the construction of two PSVs, $1.7 million in respect of two hybrid battery power systems and $1.4 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $31.6 million is payable during 2026 and $18.0 million is payable during 2027. In accordance with the terms of the 2024 SMFH Credit Facility, $18.0 million of the proceeds from the sale of two AHTS in the fourth quarter of 2024 was designated to make payments on the construction of the two PSVs. In addition, during the second quarter of 2025, $3.8 million of the proceeds from the sale of one FSV and $10.9 million of the proceeds from the sale of two PSVs were also designated to make payments on the construction of the two PSVs. During the fourth quarter of 2025, $11.0 million of the proceeds from the sale of one PSV was also designated to make payments on the construction of the two PSVs. As of December 31, 2025, $23.5 million remained in a restricted account designated to make payments on the construction of the two PSVs. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels. $16.4 million of this tranche was drawn as of December 31, 2025, with the remaining $24.6 million of this tranche remaining undrawn and available.

As of December 31, 2025, the Company had outstanding debt of $334.6 million, net of debt discount and issuance costs. The Company’s contractual long-term debt maturities as of December 31, 2025 are as follows (in thousands):

Actual
2026	$30,000
2027	31,353
2028	31,242
2029	246,305
2030	—
Years subsequent to 2030	—
$338,900

As of December 31, 2025 and December 31, 2024, the Company held balances of cash, cash equivalents and restricted cash totaling $93.1 million and $76.1 million, respectively.

For the years ended December 31, the following is a summary of the Company’s cash flows (in thousands):

	2025	2024	2023
Cash flows provided by or (used in):
Operating Activities	$(36,401)	$(10,262)	$8,947
Investing Activities	80,436	17,564	49,126
Financing Activities	(27,059)	(15,293)	(16,990)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	—	—	3
Net Change in Cash, Restricted Cash and Cash Equivalents	$16,976	$(7,991)	$41,086

Operating Activities

Cash flows used in operating activities was $36.4 million in 2025, an increase of $26.1 million compared to $10.3 million in 2024, due to changes in working capital and one-time insurance claim settlements offset by a decrease in days worked primarily due to net fleet changes. For the years ended December 31, the components of cash flows (used in) provided by operating activities were as follows (in thousands):

	2025	2024	2023
DVP:
United States, primarily Gulf of America	$(4,710)	$(10,734)	$17,082
Africa and Europe	28,839	42,235	38,678
Middle East and Asia	3,594	20,594	31,805
Latin America	18,337	22,014	32,296
Operating, leased-in equipment	(1,034)	(1,841)	(2,362)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(41,767)	(38,053)	(39,664)
Gains on insurance claim settlement	4,581	—	—
Other, net (excluding non-cash losses)	(189)	121	—
Dividends received from 50% or less owned companies	3,199	2,916	2,241
	10,850	37,252	80,076
Changes in operating assets and liabilities before interest and income taxes	(13,810)	(13,214)	(38,743)
Cash settlements on derivative transactions, net	(308)	164	577
Interest paid, excluding capitalized interest (1)	(34,940)	(35,607)	(31,446)
Interest received	1,856	1,768	1,444
Income taxes paid, net	(49)	(625)	(2,961)
Total cash flows (used in) provided by operating activities	$(36,401)	$(10,262)	$8,947

(1)
During 2025, capitalized interest paid and included in the purchase of property and equipment was $2.4 million. During 2024 and 2023, the Company paid no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During 2025, net cash provided by investing activities was $80.4 million primarily as a result of the following:

•
capital expenditures were $48.8 million; and
•
the Company sold one FSV and two PSVs, previously classified as held for sale, as well as one PSV, three liftboats and other equipment not previously classified as held for sale for net cash proceeds of $129.2 million, after transaction costs, and a gain of $63.4 million.

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
•
the Company sold one liftboat, classified as held for sale, three liftboats and one specialty vessel, previously removed from service, one FSV and other equipment, previously classified as held for sale, as well as other equipment not previously classified as held for sale, for net cash proceeds of $44.7 million, after transaction costs, and a gain of $21.1 million; and
•
the Company received $15.0 million of principal payments under that certain MexMar Third A&R Facility Agreement, dated September 29, 2022.

Financing Activities

During 2025, net cash used in financing activities was $27.1 million primarily as a result of the following:

•
The Company made scheduled payments on long-term debt and other obligations of $27.5 million;
•
the Company received proceeds from the issuance of long-term debt of $15.8 million;
•
the Company made payments for the repurchase of common stock of $7.1 million;
•
the Company made payments for the repurchase of warrants of $6.7 million;
•
the Company made payments on tax withholdings for restricted stock vesting of $1.6 million.

During 2024, net cash used in financing activities was $15.3 million primarily as a result of the following:

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

During 2023, net cash used in financing activities was $17.0 million primarily as a result of the following:

•
The Company made scheduled payments on long-term debt and other obligations of $29.2 million;
•
the Company made payments for debt extinguishment of $131.6 million;
•
the Company made payments for debt extinguishment costs of $1.8 million;
•
the Company received proceeds from the issuance of long-term debt of $148.5 million;
•
the Company made payments on finance leases of $0.5 million;
•
the Company made payments on tax withholdings for restricted stock vesting of $2.4 million; and
•
the Company received net proceeds of less than $0.1 million from the issuance and sale of Common Stock through the Prior ATM Program.

Short and Long-Term Liquidity Requirements and Outlook

The Company believes that a combination of cash balances on hand, cash generated from operating activities and access to the credit and capital markets, including the $25.0 million in remaining capacity under the ATM Program, will provide sufficient liquidity to meet its obligations, including to support its capital expenditures program, working capital needs, debt service requirements and covenant compliance over the short to long term. With respect to capital expenditures related to the construction of two PSVs, up to $24.6 million remains available under Tranche B of the 2024 SMFH Credit Facility and $23.5 million of proceeds from vessel sales remained in a restricted account designated for these capital expenditures as of December 31, 2025. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to or the availability of the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity and compliance with covenants in its 2024 SMFH Credit Facility.

Future Cash Requirements

The Company’s primary future cash requirements will be to fund operations, debt service, capital expenditures, employee retirement benefit plans, and lease payment obligations. In addition, the Company may use cash in the future to make strategic acquisitions or investments. Specifically, the Company expects its primary cash requirements for fiscal year 2026 to be as follows:

•
Debt service — We expect to make principal and interest payments of approximately $64.2 million during fiscal year 2026 under our currently outstanding debt facilities based on interest rates at year end.
•
Capital expenditures — At this time, we expect capital expenditures of approximately $31.6 million for the construction of two PSVs, the installation of hybrid battery power systems and other capital expenditures.
•
Employee retirement benefit plans — We estimate we will make payments under our retirement benefit plans of approximately $1.8 million during fiscal year 2026.
•
Lease payments — We expect to make lease payments of approximately $0.5 million for our operating and finance leases during fiscal year 2026 under our effective leases as of December 31, 2025.

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

The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2025, all invoices received related to MNOPF and MNRPF have been settled in full.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of December 31, 2025, the estimated useful life of the Company’s new offshore support vessels was 20 years.

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

Interest Rate Risk

The Company’s outstanding debt consists of a fixed interest rate instrument and the Company no longer has any variable interest rate instruments. As a result, the Company’s results of operations are generally not affected by interest rate fluctuations but the Company may not be able to take advantage of a decrease in prevailing rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management, including its principal executive and principal financial officers, within the time periods specified in the SEC’s rules and forms to allow timely decisions regarding required disclosures. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those internal control systems determined to be effective can provide only a level of reasonable assurance with respect to financial statement preparation and presentation.

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

Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2025 based on the updated framework set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included in Part IV of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

1. Financial Statements - See Index to Financial Statements of this Annual Report on Form 10-K.

2. Exhibits

Exhibit Number	Description

3.1*

Third Amended and Restated Articles of Incorporation of SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2019 (File No. 001-37966)).

3.2*

Third Amended and Restated Bylaws of SEACOR Marine Holdings Inc. (incorporated herein by reference to Exhibit 3.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on March 19, 2019 (File No. 001-37966)).

4.1*

Registration Rights Agreement, dated as of April 26, 2018, by and among SEACOR Marine Holdings Inc. and the Purchasers, (incorporated herein by reference to Exhibit 10.6 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2018 (File No. 1-37966)).

4.2*

Registration Rights Agreement, dated as of January 9, 2019, by and among SEACOR Marine Holdings Inc., McCall Properties, LLC and the Members of the Sellers listed therein (incorporated herein by reference to Exhibit 4.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on January 11, 2019 (File No. 001-37966)).

4.3*

Registration Rights Agreement, dated as of March 20, 2020, by and between SEACOR Marine Holdings Inc. and Montco Offshore, LLC (incorporated herein by reference to Exhibit 4.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on March 20, 2020 (File No. 001-37966)).

4.4*

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

10.3*+

Form of Stock Option Grant Agreement under the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 of SEACOR Marine Holdings Inc.’s Registration Statement on Form S-8 filed with the Commission on November 20, 2017 (File No. 001-37966)).

10.4+	Compensation of Non-Employee Directors.

10.5*+

Form of Director Stock Option Grant Agreement pursuant to the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2018 (File No. 001-37966)).

10.6*+

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

10.10*+

SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Annex A of SEACOR Marine Holding Inc.’s definitive proxy statement on Schedule 14A as filed with the Commission on April 22, 2020 (File No. 001-37966)).

10.11*+

Form of Stock Option Grant Agreement pursuant to the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.41 of SEACOR Marine Holdings Inc.’s Annual Report on Form 10-K filed with the Commission on March 12, 2021 (File No. 001-37966)).

10.12*+

Form of Director Stock Option Agreement pursuant to the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.43 of SEACOR Marine Holdings Inc.’s Annual Report on Form 10-K filed with the Commission on March 12, 2021 (File No. 001-37966)).

10.13*+

SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated herein by reference to Annex A of SEACOR Marine Holding Inc.’s definitive proxy statement on Schedule 14A as filed with the Commission on April 22, 2022 (File No. 001-37966)).

10.14*+

Form of Director Restricted Stock Grant Agreement pursuant to the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2022 (File No. 001-37966)).

10.15*+

Form of Restricted Stock Grant Agreement pursuant to the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2023 (File No. 001-37966)).

10.16*+

Form of Performance Restricted Stock Unit Grant Agreement pursuant to the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2023 (File No. 001-37966)).

10.17*

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

10.18*

Guaranty, dated as of November 27, 2024, by SEACOR Marine Holdings Inc. in favor of Kroll Trustee Services Limited (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on December 2, 2024 (File No. 001-37966)).

10.19*

Memorandum of Agreement for Sale and Purchase of Vessel, by and between Falcon Global Jill LLC and JAD Construction Limited, dated August 6, 2025 (incorporated herein by reference to Exhibit 10.1 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on August 7, 2025 (File No. 001-37966)).

10.20*

Memorandum of Agreement for Sale and Purchase of Vessel, by and between Falcon Global Robert LLC and JAD Construction Limited, dated August 6, 2025 (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Current Report on Form 8-K filed with the Commission on August 7, 2025 (File No. 001-37966)).

10.21*+

SEACOR Marine Holdings Inc. 2025 Equity Incentive Plan (incorporated herein by reference to Annex A of SEACOR Marine Holding Inc.’s definitive proxy statement on Schedule 14A as filed with the Commission on April 23, 2025 (File No. 001-37966)).

10.22*+

Form of Director Restricted Stock Grant Agreement pursuant to the SEACOR Marine Holdings Inc. 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of SEACOR Marine Holdings Inc.’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2025 (File No. 001-37966)).

Exhibit Number	Description

19.1*

SEACOR Marine Holdings Inc. Insider Trading and Tipping Procedures and Guidelines (incorporated herein by reference to Exhibit 19.1 of SEACOR Marine Holdings Inc.’s Annual Report on Form 10-K filed with the Commission on February 26, 2025 (File No. 001-37966)).

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

97*

SEACOR Marine Holdings Inc. Clawback Policy (incorporated herein by reference to Exhibit 97 of SEACOR Marine Holdings Inc.’s Annual Report on Form 10-K filed with the Commission on February 29, 2024 (File No. 001-37966)).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

* Incorporated by reference.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

SEACOR Marine Holdings Inc. (Registrant)

By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ John Gellert	President, Chief Executive Officer and Director	February 25, 2026
John Gellert	(Principal Executive Officer)

/s/ Jesús Llorca	Executive Vice President and Chief Financial Officer	February 25, 2026
Jesús Llorca	(Principal Financial Officer)

/s/ Gregory S. Rossmiller	Senior Vice President and Chief Accounting Officer	February 25, 2026
Gregory S. Rossmiller	(Principal Accounting Officer)

/s/ Andrew R. Morse	Non-Executive Chairman of the Board	February 25, 2026
Andrew R. Morse

/s/ R. Christopher Regan	Director	February 25, 2026
R. Christopher Regan

/s/ Alfredo Miguel Bejos	Director	February 25, 2026
Alfredo Miguel Bejos

/s/ Julie Persily	Director	February 25, 2026
Julie Persily

/s/ Lisa P. Young	Director	February 25, 2026
Lisa P. Young

INDEX TO FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC

All other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SEACOR Marine Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026 expressed an unqualified opinion.

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

February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SEACOR Marine Holdings Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of SEACOR Marine Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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

GRANT THORNTON LLP (signed manually)

Houston, Texas

February 25, 2026

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2025	2024

Current Assets:
Cash and cash equivalents	$68,934	$59,491
Restricted cash	24,182	16,649
Receivables:
Trade, net of allowance for credit loss of $4,135 and $4,745 in 2025 and 2024, respectively	64,522	69,888
Other	3,148	7,913
Tax receivable	817	1,601
Inventories	2,196	2,760
Prepaid expenses and other	5,173	4,406
Assets held for sale	10,812	10,943
Total current assets	179,784	173,651
Property and Equipment:
Historical cost	776,833	900,414
Accumulated depreciation	(348,812)	(367,448)
	428,021	532,966
Construction in progress	47,002	11,904
Net property and equipment	475,023	544,870
Right-of-use asset - operating leases	982	3,436
Right-of-use asset - finance leases	19	36
Investments, at equity, and advances to 50% or less owned companies	2,938	3,541
Other assets	1,855	1,577
Total assets	$660,601	$727,111
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$405	$606
Current portion of finance lease liabilities	12	17
Current portion of long-term debt	30,000	27,500
Accounts payable	21,268	29,236
Accrued wages and benefits	5,357	5,229
Accrued interest	—	1,618
Accrued capital, repair and maintenance expenditures	2,870	8,791
Unearned revenue	1,096	2,534
Accrued insurance deductibles and premiums	3,371	3,561
Derivatives	—	464
Other current liabilities	6,350	5,486
Total current liabilities	70,729	85,042
Long-term operating lease liabilities	607	2,982
Long-term finance lease liabilities	8	20
Long-term debt	304,644	317,339
Deferred income taxes	19,376	22,037
Deferred gains and other liabilities	565	1,369
Total liabilities	395,929	428,789
Equity:
SEACOR Marine Holdings Inc. stockholders' equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 28,049,242 and 28,466,326 shares issued in 2025 and 2024, respectively	280	287
Additional paid-in capital	471,862	479,283
Accumulated deficit	(208,444)	(180,600)
Shares held in treasury of 1,097,456 and 796,965 in 2025 and 2024, respectively, at cost	(9,691)	(8,110)
Accumulated other comprehensive income, net of tax	10,344	7,141
	264,351	298,001
Noncontrolling interests in subsidiaries	321	321
Total equity	264,672	298,322
Total liabilities and equity	$660,601	$727,111

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	For the years ended December 31,
	2025	2024	2023
Operating Revenues	$227,832	$271,361	$279,511
Costs and Expenses:
Operating	181,772	197,252	159,650
Administrative and general	47,483	44,713	49,183
Lease expense	1,203	1,678	2,748
Depreciation and amortization	47,070	51,628	53,821
	277,528	295,271	265,402
Gains on Asset Dispositions and Impairments, Net	63,412	13,481	21,409
Operating Income (Loss)	13,716	(10,429)	35,518
Other Income (Expense):
Interest income	1,856	1,768	1,444
Interest expense	(36,050)	(40,627)	(37,504)
Loss on debt extinguishment	—	(31,923)	(2,004)
Derivative gains (losses), net	156	(908)	608
Foreign currency losses, net	(3,135)	(1,049)	(2,133)
Gains on insurance claim settlement	4,581	—	—
Other, net	(189)	121	—
	(32,781)	(72,618)	(39,589)
Loss Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	(19,065)	(83,047)	(4,071)
Income Tax Expense (Benefit):
Current	13,171	11,067	13,860
Deferred	(2,661)	(13,682)	(5,061)
	10,510	(2,615)	8,799
Loss Before Equity in Earnings of 50% or Less Owned Companies	(29,575)	(80,432)	(12,870)
Equity in Earnings of 50% or Less Owned Companies	1,731	2,308	3,556
Net Loss	(27,844)	(78,124)	(9,314)

Net Loss Per Share:
Basic	$(1.06)	$(2.82)	$(0.34)
Diluted	(1.06)	(2.82)	(0.34)

Weighted Average Common Shares and Warrants Outstanding:
Basic	26,223,155	27,655,289	27,082,391
Diluted	26,223,155	27,655,289	27,082,391

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2025	2024	2023
Net Loss	$(27,844)	$(78,124)	$(9,314)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses), net	3,203	(436)	1,245
Derivative gains on cash flow hedges	—	—	56
Reclassification of derivative (gains) losses on cash flow hedges to interest expense	—	—	(571)
	3,203	(436)	730
Income tax expense	—	—	—
	3,203	(436)	730
Comprehensive Loss	$(24,641)	$(78,560)	$(8,584)

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

		SEACOR Marine Holdings Inc. Stockholders' Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
Year Ended December 31, 2022	26,702,161	$272	$466,669	248,638	$(1,852)	$(93,111)	$6,847	$321	$379,146
Issuance of common stock	7,674	—	24	—	—	—	—	—	24
Employee restricted stock grants	525,397	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	5,993	—	—	—	—	—	5,993
Exercise of options	834	—	6	—	—	—	—	—	6
Exercise of warrants	135,013	1	—	137	(1)	—	—	—	—
Employee restricted stock vesting	(232,239)	—	—	232,239	(2,368)	—	—	—	(2,368)
Forfeiture of employee share awards	(15,000)	—	—	—	—	—	—	—	—
Director restricted stock grants	60,938	1	—	—	—	—	—	—	1
Net loss	—	—	—	—	—	(9,314)	—	—	(9,314)
Other comprehensive income	—	—	—	—	—	—	730	—	730
Year Ended December 31, 2023	27,184,778	$280	$472,692	481,014	$(4,221)	$(102,425)	$7,577	$321	$374,224
Employee restricted stock grants	563,271	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	6,451	—	—	—	—	—	6,451
Exercise of options	12,166	—	140	—	—	—	—	—	140
Exercise of warrants	24,099	—	—	39	—	—	—	—	—
Employee restricted stock vesting	(251,333)	—	—	251,333	(3,120)	—	—	—	(3,120)
Performance restricted stock vesting	96,150	—	—	61,305	(769)	—	—	—	(769)
Director restricted stock grants	43,504	1	—	—	—	—	—	—	1
Director restricted stock vesting	(3,274)	—	—	3,274	—	—	—	—	—
Net loss	—	—	—	—	—	(78,124)	—	—	(78,124)
Other comprehensive loss	—	—	—	—	—	(51)	(436)	—	(487)
Year Ended December 31, 2024	27,669,361	$287	$479,283	796,965	$(8,110)	$(180,600)	$7,141	$321	$298,322
Repurchase of Common Stock	(1,355,761)	(13)	(7,076)	—	—	—	—	—	(7,089)
Repurchase of warrants	—	—	(6,668)	—	—	—	—	—	(6,668)
Employee restricted stock grants	644,880	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	6,324	—	—	—	—	—	6,324
Employee restricted stock vesting	(224,291)	—	—	224,291	(1,141)	—	—	—	(1,141)
Performance restricted stock vesting	110,741	—	—	74,189	(377)	—	—	—	(377)
Director restricted stock grants	125,923	1	(1)	—	—	—	—	—	—
Director restricted stock vesting	(2,011)	—	—	2,011	(63)	—	—	—	(63)
Forfeiture of employee share awards	(17,056)	(1)	—	—	—	—	—	—	(1)
Net loss	—	—	—	—	—	(27,844)	—	—	(27,844)
Other comprehensive income	—	—	—	—	—	—	3,203	—	3,203
Year Ended December 31, 2025	26,951,786	$280	$471,862	1,097,456	$(9,691)	$(208,444)	$10,344	$321	$264,672

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(27,844)	$(78,124)	$(9,314)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	47,070	51,628	53,821
Deferred financing cost amortization	173	1,144	1,579
Stock-based compensation expense	6,329	6,458	6,000
Debt discount amortization	937	7,779	6,761
Allowance for credit losses	(613)	202	3,519
Gains from equipment sales, retirements or impairments	(63,412)	(13,481)	(21,409)
Losses on debt extinguishment	—	28,252	177
Derivative (gains) losses	(156)	908	(608)
Interest on finance leases	4	3	202
Settlements on derivative transactions, net	(308)	164	577
Currency losses	3,135	1,049	2,133
Deferred income taxes	(2,661)	(13,682)	(5,061)
Equity earnings	(1,731)	(2,308)	(3,556)
Dividends received from 50% or less owned companies	3,199	2,916	2,241
Changes in Operating Assets and Liabilities:
Accounts receivables	11,139	(4,600)	(17,215)
Other assets	75	(1,315)	2,288
Accounts payable and accrued liabilities	(11,737)	2,745	(13,188)
Net cash (used in) provided by operating activities	(36,401)	(10,262)	8,947
Cash Flows from Investing Activities:
Purchases of property and equipment	(48,783)	(7,294)	(10,604)
Proceeds from disposition of property and equipment	129,219	24,858	44,730
Principal payments on notes due from others	—	—	15,000
Net cash provided by investing activities	80,436	17,564	49,126
Cash Flows from Financing Activities:
Payments on long-term debt	(27,500)	(24,312)	(29,165)
Payments on debt extinguishment	—	(328,712)	(131,604)
Payments on debt extinguishment costs	—	(3,671)	(1,827)
Proceeds from issuance of long-term debt, net of debt discount and issuance costs	15,799	345,192	148,475
Payments on finance leases	(20)	(41)	(531)
Payments for repurchase of common stock	(7,089)	—	—
Payments for repurchase of warrants	(6,668)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	24
Proceeds from exercise of stock options and warrants	—	140	6
Tax withholdings on restricted stock vesting	(1,581)	(3,889)	(2,368)
Net cash used in financing activities	(27,059)	(15,293)	(16,990)
Effects of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	3
Net Change in Cash, Cash Equivalents and Restricted Cash	16,976	(7,991)	41,086
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	76,140	84,131	43,045
Cash, Cash Equivalents and Restricted Cash, End of Year	$93,116	$76,140	$84,131
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	34,940	35,607	31,446
Income taxes paid, net	(49)	(625)	(2,961)
Noncash Investing and Financing Activities:
(Decrease) increase in capital expenditures in accounts payable and accrued liabilities	(5,910)	6,166	371
Recognition of a new right-of-use asset - operating leases	—	—	499
Recognition of a new right-of-use asset - finance leases	—	34	—

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

The Company has identified the following four principal geographic regions as its reporting segments:

United States, primarily Gulf of America. As of December 31, 2025, seven owned vessels were located in this region. The Company’s vessels in this market support oil and natural gas exploration and production activities, seasonal construction, decommissioning and diving support operations, as well as the construction and maintenance of offshore wind farms in the Northeast of the U.S.

Africa and Europe. As of December 31, 2025, 16 owned vessels were located in this region. The Company’s vessels in this market generally support projects for major oil companies, primarily in Angola, Nigeria and the North Sea.

Middle East and Asia. As of December 31, 2025, 11 owned vessels were located in this region. The Company’s vessels in this area generally support exploration, personnel transport and seasonal construction activities in Saudi Arabia, United Arab Emirates and Qatar.

Latin America. As of December 31, 2025, ten owned vessels were located in this region. The Company’s vessels in this area generally provide support for exploration and production activities primarily in Brazil, Guyana, Mexico and Trinidad and Tobago. From time to time, the Company’s vessels also work in Suriname and Colombia.

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

Revenue that does not meet these criteria is deferred until the criteria is met and is considered a contract liability and is recognized as such. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, for the years ended December 31 were as follows (in thousands):

	2025	2024	2023
Balance at beginning of year	$2,534	$687	$2,333
Unearned revenues during the year	6,935	6,689	6,501
Revenues recognized during the year	(8,373)	(4,842)	(8,147)
Balance at end of year	$1,096	$2,534	$687

As of December 31, 2025, December 31, 2024 and December 31, 2023, the Company had unearned revenue of $1.1 million, $2.5 million and $0.7 million, respectively, primarily related to mobilization of vessels.

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

During the years ended December 31, 2025 and 2024, the Company did not recognize any business interruption insurance recoveries. During the year ended December 31, 2023, the Company recognized an aggregate amount of business interruption insurance recoveries of $10.0 million included in operating revenues in the accompanying consolidated statements of income (loss).

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

Restricted Cash. Restricted cash primarily relates to banking and credit facility requirements, including, as of December 31, 2025, $23.5 million held in a restricted account with various permitted uses under the terms of the 2024 SMFH Credit Facility.

For the years ended December 31, cash, cash equivalents and restricted cash consists of (in thousands):

	2025	2024
Cash	$68,934	$59,491
Restricted cash	24,182	16,649
Total	$93,116	$76,140

Trade and Other Receivables and Allowance for Credit Losses. Customers are primarily major integrated national, international oil companies, large independent oil and natural gas exploration and production companies and established wind farm construction companies. Customers are granted credit on a short-term basis and the related credit risks are minimal. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables. During the year ended December 31, 2025, Azule Energy Angola S.p.A. (“Azule”), a joint venture between BP p.l.c. and Eni S.p.A., and SEACOR Marine Arabia LLC (“SEACOR Marine Arabia”), a joint venture of which the Company owns 45% and through which vessels are in service to Saudi Arabian Oil Company, were responsible for $30.8 million or 48% and $10.2 million or 16%, respectively, of the Company’s total consolidated trade receivables. During the year ended December 31, 2024, Azule and SEACOR Marine Arabia were responsible for $18.3 million or 26% and $13.0 million or 19%, respectively, of the Company’s total consolidated trade receivables.

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

Allowance for credit loss reserves for the years ended December 31 were as follows (in thousands):

Description	Balance Beginning of Year	Reserves Acquired	Charges (Recoveries) to Cost and Expenses	Deductions	Recoveries Collected	Balance End of Year
Year Ended December 31, 2025
Allowance for credit loss reserves (deducted from trade and notes receivable)	$4,745	$—	$(613)	$—	$3	$4,135
Year Ended December 31, 2024
Allowance for credit loss reserves (deducted from trade and notes receivable)	$4,543	$—	$202	$—	$—	$4,745
Year Ended December 31, 2023
Allowance for credit loss reserves (deducted from trade and notes receivable)	$1,650	$—	$3,519	$(626)	$—	$4,543

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

Inventories. Inventories, which consist of fuel and supplies, are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The Company records write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or net realizable value. In the years ended December 31, 2025, 2024 and 2023, there were no inventory reserves.

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of December 31, 2025, the estimated useful life of the Company’s new offshore support vessels was 20 years.

The Company’s property and equipment as of December 31 was as follows (in thousands):

	Historical Cost (1)	Accumulated Depreciation	Net Book Value
2025
Offshore support vessels:
AHTS(2)	$948	$(841)	$107
FSV(3)	340,358	(177,608)	162,750
PSV (4)	274,726	(75,606)	199,120
Liftboats	141,841	(76,114)	65,727
General machinery and spares	7,712	(7,712)	—
Other (5)	11,248	(10,931)	317
	$776,833	$(348,812)	$428,021
2024
Offshore support vessels:
AHTS(2)	$948	$(825)	$123
FSV(3)	344,833	(160,823)	184,010
PSV (4)	290,416	(66,478)	223,938
Liftboats	243,295	(118,923)	124,372
General machinery and spares	9,394	(9,248)	146
Other (5)	11,528	(11,151)	377
	$900,414	$(367,448)	$532,966

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

Depreciation and amortization expense totaled $47.1 million, $51.6 million and $53.8 million in 2025, 2024 and 2023, respectively.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was $2.4 million of capitalized interest recognized in 2025 and no capitalized interest recognized in 2024 or 2023.

Assets Held for Sale. As of December 31, 2025, two PSVs previously included in the United States, primarily U.S. Gulf of America segment, with carrying values of $5.5 million and $5.3 million, respectively, were classified as assets held for sale as the Company expects to sell the vessels within one year.

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

During the year ended December 31, 2025, the Company did not record impairment charges on any owned vessels. During the year ended December 31, 2024, the Company recorded impairment charges of $3.7 million for other equipment designated for a construction project that was indefinitely deferred and will no longer be completed. During the year ended December 31, 2023, the Company recorded impairment charges totaling $0.7 million for one leased-in AHTS to adjust for indicative future cash flows and the cost to return the vessel to its owner. The impairment charges for the assets held for sale are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss). There were no impairments of other owned or leased-in vessels.

For vessel classes and individual vessels with indicators of impairment as of December 31, 2025, the Company assessed that their estimated fair value exceeds their current carrying values. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third party appraisers and other market data such as recent sales of similar vessels.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. No impairment charges of investments in 50% or less owned companies were incurred for the years ended December 31, 2025, 2024 and 2023.

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

Accumulated Other Comprehensive (Loss) Income. The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	SEACOR Marine Holdings Inc. Stockholders’ Equity			Noncontrolling Interests
	Foreign Currency Translation Adjustments	Derivative (Losses) Gains on Cash Flow Hedges, net	Total	Foreign Currency Translation Adjustments	Derivative Losses on Cash Flow Hedges, net	Other Comprehensive Income (Loss)
Year Ended December 31, 2022	$6,332	$515	$6,847	$(1,445)	$(11)	$(1,208)
Other comprehensive income	1,245	(515)	730	—	—	730
Income tax (expense)	—	—	—	—	—	—
Year Ended December 31, 2023	7,577	—	7,577	(1,445)	(11)	$730
Other comprehensive loss	(436)	—	(436)	—	—	$(436)
Income tax benefit (expense)	—	—	—	—	—	—
Year Ended December 31, 2024	7,141	—	7,141	(1,445)	(11)	$(436)
Other comprehensive income	3,203	—	3,203	—	—	3,203
Income tax benefit (expense)	—	—	—	—	—	—
Year Ended December 31, 2025	$10,344	$—	$10,344	$(1,445)	$(11)	$3,203

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

As of December 31, 2025, the Company no longer has any warrants to purchase Common Stock outstanding as a result of the completion of the Securities Repurchase (as defined in “Note 10. Stockholders’ Equity”). As of December 31, 2024, the Company no longer had New Convertible Notes as a result of the completion of the 2024 SMFH Credit Facility agreement (as defined in “Note 5. Long-Term Debt”).

For the year ended December 31, 2023, diluted loss per share of Common Stock excluded 2,978,274 shares of Common Stock issuable upon the conversion of the New Convertible Notes as the effect of their inclusion in the computation would be anti-dilutive. In addition, for the years ended December 31, 2025, 2024 and 2023, diluted (loss) earnings per share of Common Stock excluded 1,304,145, 1,392,226 and 1,642,084 shares of restricted stock, respectively, and 1,008,865, 1,013,865 and 1,026,031 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive. In 2025, 2024 and 2023, the Company issued 264,060, 202,905 and 156,620 performance share awards. These performance share awards are not considered outstanding until such time as they would be probable of being exercised, therefore they were not included in the computation of earnings (loss) per share. As of December 31, 2025, 585,842 of these performance share awards were not considered outstanding.

Recently Adopted Accounting Standards. On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose, on an annual basis, information about their effective tax rate reconciliation and information on income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025, which only affects the disclosures and does not impact the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards. On December 18, 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarify, correct errors in and make improvements related to various topics in the FASB Accounting Standards Codification (“ASC”). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2026. While early adoption is permitted on an issue-by-issue basis, the Company has determined it will not early adopt the standard. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position or results of operations.

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies interim financial reporting requirements by improving the navigability of the guidance and more clearly specifies what disclosures are required in an interim reporting period. The guidance is effective for interim periods in fiscal years, beginning after December 15, 2027. While early adoption is permitted, the Company has determined it will not early adopt the standard. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position or results of operations.

On September 29, 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which addresses two issues: (1) refines the scope of the guidance on derivatives in ASC 815 (Issue 1) and (2) clarifies the guidance on share-based payments from a customer in ASC 606 (Issue 2). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2026. While early adoption is permitted, the Company has determined it will not early adopt the standard. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position, results of operations or disclosures.

On November 4, 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain income statement expense captions into specified categories in disclosures within the footnotes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within the fiscal years, beginning after December 15, 2027. While early adoption is permitted, the Company has determined it will not early adopt the standard. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position or results of operations.

On October 9, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the United States Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The effective date is contingent on when the SEC removes the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position, results of operations or disclosures.

2.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

Equipment Additions. The Company’s capital expenditures and payments on equipment were $48.8 million, $7.3 million, and $10.6 million in 2025, 2024 and 2023, respectively. Deliveries of offshore support vessels for the years ended December 31 were as follows:

	2025	2024	2023
FSV	—	—	1
	—	—	1

Equipment Dispositions

During the year ended December 31, 2025, the Company sold one FSV and two PSVs, previously classified as held for sale, as well as one PSV, three liftboats and other equipment not previously classified as held for sale for net cash proceeds of $129.2 million, after transaction costs, and a gain of $63.4 million.

During the year ended December 31, 2024, the Company sold one AHTS, previously classified as held for sale, two AHTS, not previously classified as held for sale, and other equipment for net cash proceeds of $24.9 million, after transaction costs, and a gain of $17.2 million.

During the year ended December 31, 2023, the Company sold one liftboat, classified as held for sale, three liftboats and one specialty vessel, previously removed from service, one FSV and other equipment, previously classified as held for sale, as well as other equipment not previously classified as held for sale, for net cash proceeds of $44.7 million, after transaction costs, and a gain of $21.1 million.

Major equipment dispositions for the years ended December 31 were as follows:

	2025	2024	2023
AHTS	—	3	—
FSV	1	—	1
PSV	3	—	—
Liftboats	3	—	4
Specialty (1)	—	—	1
	7	3	6

(1)
Specialty vessels include anchor handling tugs, accommodation, line handling and other vessels. These vessels generally have specialized features adapting them to specific applications including offshore maintenance and construction services, freight hauling services and accommodation services.
3.
INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2025	2024
Seabulk Angola	49.0%	1,058	962
SEACOR Marine Arabia	45.0%	1,809	2,508
Other	20.0% — 50.0%	71	71
		$2,938	$3,541

Combined Condensed Financial Information of Other Investees. Summarized financial information of the Company’s other investees, at equity, as of and for the years ended December 31 was as follows (in thousands):

	2025	2024
Current assets	$21,441	$29,405
Noncurrent assets	16	110
Current liabilities	15,346	21,664
Noncurrent liabilities	18	12

	2025	2024	2023
Operating Revenues	$57,035	$78,719	$68,949
Costs and Expenses:
Operating and administrative	51,446	69,741	61,294
Depreciation	16	21	27
	51,462	69,762	61,321
Operating Income	$5,573	$8,957	$7,628
Net Income	$3,865	$7,464	$5,239

As of December 31, 2025, cumulative undistributed net earnings of all 50% or less owned companies included in the Company’s consolidated retained earnings were $0.9 million.

SEACOR Marine Arabia LLC (“SEACOR Marine Arabia”) and other. The Company’s other 50% or less owned companies do not own or operate any vessels. During the years ended December 31, 2025, 2024 and 2023, the Company received dividends of $3.2 million, $2.9 million and $2.2 million from these 50% or less owned companies, respectively. During the years ended December 31, 2025, 2024 and 2023, no vessel management fees were received from these 50% or less owned companies.

4.
LEASES

The Company assesses at contract inception whether a contract is, or contains, a lease, defined as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In calculating the present value of lease payments, the Company uses its incremental borrowing rate at the lease commencement date when the interest rate implicit in the lease is not readily determinable and includes the Company’s assessment and impact of any extensions, escalations or special terms. The Company applies the short-term lease recognition exemption to its short-term leases of machinery and equipment (i.e., those leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option). It also applies the lease of low-value assets recognition exemption to leases of office equipment that are considered to be low value. As of December 31, 2025, the Company leased-in certain facilities and other equipment but did not lease-in any vessels. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. As of December 31, 2025, the lease terms of certain facilities and other equipment range in duration from two to 252 months.

As of December 31, 2025, future minimum payments for leases for the years ended December 31 were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$472	$13
2027	308	9
2028	30	—
2029	30	—
2030	30	—
Years subsequent to 2030	481	—
	1,351	22
Interest component	(339)	(2)
	1,012	20
Current portion of long-term lease liabilities	405	12
Long-term lease liabilities	$607	$8

For the years ended December 31, the components of lease expense were as follows (in thousands):

	2025	2024	2023
Operating lease costs	$727	$1,216	$2,222
Finance lease costs:
Amortization of finance lease assets (1)	23	44	468
Interest on finance lease liabilities (2)	4	3	202
Short-term lease costs	476	462	526
	$1,230	$1,725	$3,418

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the year ended December 31, 2025, supplemental cashflow information related to leases were as follows (in thousands):

	2025	2024	2023
Operating cash flows from operating leases	$1,034	$1,841	$2,362
Financing cash outflows from finance leases	20	41	531
Right-of-use assets obtained for operating lease liabilities	—	—	499
Right-of-use assets obtained for finance lease liabilities	—	34	—

For the year ended December 31, 2025, other information related to leases were as follows:

	2025	2024	2023
Weighted average remaining lease term, in years - operating leases	11.6	11.7	10.2
Weighted average remaining lease term, in years - finance leases	1.7	2.3	1.2
Weighted average discount rate - operating leases	13.1%	6.2%	6.7%
Weighted average discount - finance leases	11.0%	10.0%	4.0%

The Company recognized no impairment charges in the years ended December 31, 2025 and 2024, and $0.7 million for one such lease in the year ended December 31, 2023.

5.
LONG-TERM DEBT

The Company’s long-term debt obligations as of December 31 were as follows (in thousands):

	2025	2024
2024 SMFH Credit Facility	$338,900	$350,000
Current portion due within one year	(30,000)	(27,500)
Unamortized debt discount	(3,607)	(4,338)
Deferred issuance costs	(649)	(823)
Long-term debt, less current portion	$304,644	$317,339

The Company’s contractual long-term debt maturities for the years ended December 31 were as follows (in thousands):

2026	$30,000
2027	31,353
2028	31,242
2029	246,305
2030	—
Years subsequent to 2030	—
$338,900

As of December 31, 2025, the Company was in compliance with all debt covenants and lender requirements.

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

The funds available under Tranche A of the 2024 SMFH Credit Facility were fully drawn by December 17, 2024.

The proceeds from Tranche B of the 2024 SMFH Credit Facility may only be used to make a portion of the payments to Fujian Mawei Shipbuilding, Ltd. with respect to the shipbuilding contracts for the construction of two PSVs for a contract price of $41.0 million per vessel. The PSVs are each 4,650 tons deadweight with a 1,000 square meter deck area and equipped with medium speed diesel engines and an integrated battery energy storage system for higher fuel efficiency and lower running costs. The PSVs are expected to be delivered in the fourth quarter of 2026 and the first quarter of 2027, respectively. Up to $20.5 million of the commitments available under Tranche B of the 2024 SMFH Credit Facility may be used for payments under each PSV’s respective shipbuilding contract, for a total of $41.0 million of commitments available to put towards the cost of both PSVs. The commitments under Tranche B of the 2024 SMFH Credit Facility are available to be drawn until the earlier of delivery of each PSV and March 31, 2027. As of December 31, 2025, $24.6 million of Tranche B of the 2024 SMFH Credit Facility remained undrawn.

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

The Carlyle Notes. On October 5, 2022, SEACOR Marine and certain funds affiliated with The Carlyle Group Inc. (“Carlyle” and such funds, the “Carlyle Investors”) entered into two agreements pursuant to which SEACOR Marine issued the Carlyle Investors (i) $90.0 million in aggregate principal amount of SEACOR Marine’s 8.0% / 9.5% Senior PIK Toggle Notes due 2026 (the “Guaranteed Notes”) and (ii) $35.0 million aggregate principal amount of SEACOR Marine’s 4.25% Convertible Senior Notes due 2026 (the “New Convertible Notes”) in exchange for all $125.0 million in aggregate principal amount of SEACOR Marine’s convertible senior notes due 2023 (the “Old Convertible Notes”). The Guaranteed Notes and New Convertible Notes were paid off in full in 2024.

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

Letters of Credit. As of December 31, 2025 and 2024, the Company had outstanding letters of credit totaling $0.4 million securing lease obligations, labor and performance guarantees. The Company’s outstanding letters of credit were fully cash collateralized as of December 31, 2025.

6.
INCOME TAXES

Loss before income tax (benefit) expense and equity in earnings of 50% or less owned companies derived from U.S. and foreign companies for the years ended December 31 were as follows (in thousands):

	2025	2024	2023
United States	$(8,385)	$(67,632)	$(3,576)
Foreign	(10,520)	(15,255)	(335)
Eliminations	(160)	(160)	(160)
	$(19,065)	$(83,047)	$(4,071)

The components of income tax (benefit) expense for the years ended December 31 were as follows (in thousands):

	2025	2024	2023
Current:
Federal	$1,517	$—	$(18)
State	18	(44)	47
Foreign	11,636	11,111	13,831
	13,171	11,067	13,860
Deferred:
Federal	(2,546)	(13,629)	(5,062)
State	(115)	(53)	8
Foreign	—	—	(7)
	(2,661)	(13,682)	(5,061)
	$10,510	$(2,615)	$8,799

Income tax payments during the year ended December 31, 2025 were as follows (in thousands):

2025
Federal	$1,150
State and Local (1)	(1,101)
Foreign
Angola	5,190
Saudi Arabia	2,552
Guyana	2,247
Other Jurisdictions	865
10,903

(1)
Includes a refund of the Louisiana ad valorem offshore vessel tax credits for both 2023 and 2022 tax years.

During the years ended December 31, 2024 and 2023, income taxes paid were $10.3 million and $9.9 million, respectively.

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

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate after the adoption of ASU 2023-09 for the years ended December 31 (in thousands):

	2025	2025
	Amount	Rate
U.S. federal statutory rate	(4,004)	(21.0)%
State and local income taxes, net of federal income tax effect (1)	(101)	(0.5)%
Foreign tax effects
Withholding tax on services
Angola	5,190	27.2%
Saudi Arabia	1,715	9.0%
Guyana	2,247	11.8%
Qatar	786	4.1%
Other foreign jurisdictions	204	1.1%
Withholding tax on dividends
Saudi Arabia	856	4.5%
Other foreign taxes
United Kingdom	455	2.4%
Other foreign jurisdictions	183	1.0%
Effects of cross-border tax laws
Subpart F Income	621	3.3%
Tax credits
Foreign tax credits	(1,237)	(6.6)%
Changes in valuation allowances	53	0.3%
Nontaxable or Nondeductible items
162(m) - executive compensation	529	2.8%
Share award plans	430	2.3%
Other nontaxable or nondeductible items	39	0.2%
Other adjustments
Loss of foreign subsidiaries not includable in U.S. return	2,243	11.8%
True-up of section 965 tax	210	1.1%
Other	91	0.3%
	10,510	55.1%

(1)
Comprised primarily of state and local taxes in Louisiana.

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate prior to the adoption of ASU 2023-09 for the years ended December 31 (in thousands):

	2024		2023
	Amount	Rate	Amount	Rate
Statutory rate	(17,440)	(21.0)%	(855)	(21.0)%
Income (loss) of foreign subsidiaries not includable in U.S. return and foreign withholding tax	13,243	15.9%	9,095	223.4%
Non-Deductible Expenses	50	0.1%	49	1.2%
162(m) - Executive compensation	1,486	1.8%	726	17.8%
State Taxes	(88)	(0.1)%	45	1.1%
Subpart F Income and GILTI	1,070	1.3%	269	6.6%
Share Award Plans	(934)	(1.1)%	(527)	(12.9)%
Other	(2)	—%	(3)	—%
	(2,615)	(3.1)%	8,799	216.2%

For the year ending December 31, 2025, the Company’s effective income tax rate of 55.1% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S. for income tax purposes.

For the year ending December 31, 2024, the Company’s effective income tax rate of (3.1)% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S. for income tax purposes.

For the year ending December 31, 2023, the Company’s effective income tax rate of 216.2% was primarily due to foreign withholding taxes.

The components of net deferred income tax liabilities as of December 31 were as follows (in thousands):

	2025	2024
Deferred tax liabilities:
Property and equipment	$30,391	$43,732
Other	156	684
Total deferred tax liabilities	30,547	44,416
Deferred tax assets:
Federal net operating loss carryforwards	6,376	16,501
Foreign tax credits	3,738	4,283
Deferred state taxes	2,271	1,934
Other	3,427	4,573
	15,812	27,291
Valuation allowance	(4,641)	(4,912)
Total deferred tax assets	11,171	22,379
Net deferred tax liabilities	$19,376	$22,037

The Section 163(j) interest deduction limitations were amended to limit the ability of the Company to deduct net interest expense to 30% of adjusted taxable income. For the year ended December 31, 2025, no interest expense was suspended and carryforwards of $1.2 million from prior years were deducted. For the year ended December 31, 2024, $1.2 million of interest expense was suspended and carried forward.

Net operating losses generated in 2017 and prior may be carried forward 20 years (expiring in 2037). Future utilization of net operating losses (“NOL”) arising in tax years after December 31, 2017 are limited to 80% of taxable income and are allowed to be carried forward indefinitely. As of December 31, 2025, the Company has $30.4 million of net operating losses generated after 2017. As of December 31, 2024, the Company had $78.6 million of net operating losses generated after 2017.

As of December 31, 2025 and 2024, the Company's valuation allowance of $4.6 million and $4.9 million, respectively, consists of $3.8 million and $4.3 million, respectively, of foreign tax credit carryforwards which the Company expects to expire unutilized and $0.8 million and $0.6 million, respectively, of Louisiana state net operating loss carryforwards. During the year ended December 31, 2025, $1.9 million of foreign tax credits expired and the corresponding valuation allowance was removed. In addition, during the year ended December 31, 2025, $1.3 million of foreign tax credits were generated for which the Company expects to expire unutilized.

7.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2025		2024
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives not designated as hedging instruments:
Forward Exchange Contract	$—	$—	$—	$464

Economic Hedges. The Company may enter and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward currency exchange contract related to the purchase of four hybrid battery power systems, the purchase price for which is denominated in Norwegian Kroner. During the years ended December 31, 2025 and 2024, the Company recognized gains of $0.2 million and $0.9 million on these contracts, respectively, which were recognized in earnings. As of December 31, 2025, the Company had no outstanding forward currency exchange contract.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. As of December 31, 2025 and 2024, there were no interest rate swaps held by the Company. The Company recognized losses on derivative instruments designated as cash flow hedges of $0.5 million for the year ended December 31, 2023 as a component of other comprehensive income (loss).

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

The following tables reflect amounts recorded in Other Comprehensive Income (Loss) (“OCI”) and amounts reclassified from OCI to revenue and expense for the periods indicated:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2025	2024	2023
Interest rate swap contracts	$—	$—	$56

	(Gains) Losses Reclassified from OCI into Income (Effective Portion)
Location of (Gains) Losses	2025	2024	2023
Interest expense	$—	$—	$(571)

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

Other Derivative Instruments. The Company recognized gains (losses) on derivative instruments not designated as hedging instruments for the years ended December 31, 2025, 2024 and 2023 as follows (in thousands):

	Derivative gains (losses), net
	2025	2024	2023
Forward currency exchange, option and future contracts	$156	$(908)	$608

The forward currency exchange contract relates to the purchase of four hybrid battery power systems discussed in “—Economic Hedges” above. As of December 31, 2025, the Company had no outstanding foreign currency exchange contract.

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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2025
ASSETS
Derivative instruments	$—	$—	$—
2024
LIABILITIES
Derivative instruments	$—	$464	$—

The fair value of the Company’s derivative instruments was estimated by utilizing a spot rate as of the measurement date provided by an independent third party.

The estimated fair values of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
2025
LIABILITIES
Long-term debt, including current portion	334,644	—	346,257	—
2024
LIABILITIES
Long-term debt, including current portion	344,839	—	345,662	—

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

Property and equipment. During the year ended December 31, 2025, the Company did not record impairment charges on any owned vessels. During the year ended December 31, 2024, the Company recognized impairment charges totaling $3.7 million for other equipment designated for a construction project that was indefinitely deferred and will no longer be completed. During the year ended December 31, 2023, the Company recognized impairment charges of $0.7 million for one leased-in AHTS to adjust for indicative cash flows and the cost to return the vessel to its owner. The impairment charges for the assets held for sale are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss).

Investments, at equity, in 50% or less owned companies. During the year ended December 31, 2025, the Company did not make any adjustments to any of its investments in 50% or less owned companies.

9.
WARRANTS

As of December 31, 2025, the Company no longer has any warrants to purchase Common Stock outstanding as a result of the completion of the Securities Repurchase (as defined in “Note 10. Stockholders’ Equity”).

During 2024, in connection with various transactions, the Company issued an aggregate of 2,560,456 warrants to purchase shares of Common Stock at an exercise price of $0.01 per share (“Warrants”).

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

On November 1, 2023, SEACOR Marine entered into an at-the-market sales agreement (the “Prior Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), relating to the issuance and sale from time to time by SEACOR Marine (the “Prior ATM Program”), as principal or through the Sales Agent, of shares of Common Stock having an aggregate gross sales price of up to $25.0 million (the “ATM Shares”). On February 7, 2025, SEACOR Marine entered into an at-the-market sales agreement (the “Sales Agreement”) with the Sales Agent, relating to the issuance and sale from time to time by SEACOR Marine, as principal or through the Sales Agent of the ATM Shares under the ATM Program. The Prior Sales Agreement was terminated, effective upon the execution of the Sales Agreement. The sale of the ATM Shares if any, under the Sales Agreement may be made in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange (the “NYSE”), the existing trading market for the Common Stock, or any other market venue where the Common Stock may be traded, in the over-the-counter market, in privately negotiated transactions, or through a combination of any such methods of sale. The Sales Agent may also sell the ATM Shares by any other method permitted by law.

During the fourth quarter of 2023, the Company issued and sold 7,674 shares of Common Stock pursuant to the Prior ATM Program at an average price of $13.1891 per share, with net proceeds to the Company of $23,590, net of costs directly attributable to such issuance and sale of $77,623. No other shares of Common Stock were sold in 2025, 2024 or 2023 under the Prior ATM Program. No shares of Common Stock were sold in 2025 under the ATM Program.

11.
NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in the Company’s consolidated subsidiaries as of December 31 were as follows (in thousands):

	Noncontrolling Interests	2025	2024
VEESEA Holdings Inc.	1.8%	$321	$321

12.
SAVINGS AND MULTI-EMPLOYER PENSION PLANS

SEACOR Marine Savings Plan. Effective January 1, 2022, the Company increased its matching contributions to the “SEACOR Marine 401(k) Plan,” a Company sponsored defined contribution plan (the “Savings Plan”) from 2% to 3% of an employee’s wages, and effective July 1, 2022 the Company increased such contribution to 4%. The Savings Plan costs for each of the years ended December 31, 2025, 2024 and 2023 were $1.1 million, respectively.

MNOPF and MNRPF. Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom (“U.K.”): the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2025, all invoices received related to MNOPF and MNRPF have been settled in full.

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

Other Plans. Certain employees participate in other defined contribution plans in various international regions. During the years ended December 31, 2025, 2024 and 2023, the Company incurred costs, primarily from employer matching contributions of $1.3 million, $0.3 million and $0.7 million, respectively.

13.
STOCK BASED COMPENSATION

Equity Incentive Plan. During 2017, the Company adopted the SEACOR Marine Holdings Inc. 2017 Equity Incentive Plan (the “2017 Plan”) and at the annual meeting of shareholders held on June 9, 2020, the Company’s shareholders approved the SEACOR Marine Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). At the annual meeting of shareholders held on June 7, 2022, the Company’s shareholders approved the SEACOR Marine Holdings Inc. 2022 Equity Incentive Plan (the “2022 Plan”). At the annual meeting of shareholders held on June 3, 2025 (the “Approval Date”), the Company’s shareholders approved the SEACOR Marine Holdings Inc. 2025 Equity Incentive Plan (the “2025 Plan” and, together with the 2017 Plan, 2020 Plan and 2022 Plan, the “Company Equity Incentive Plans”), which authorized the issuance of 750,000 shares of Common Stock under the 2025 Plan plus 101,348 shares of Common Stock remaining available for issuance under the 2022 Plan as of the Approval Date that will be available for issuance under the 2025 Plan. The types of awards under the 2025 Plan may include stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. As of December 31, 2025, 747,296 shares of Common Stock remained available for issuance under the 2025 Plan.

Restricted stock typically vests from one to five years after the date of grant, and stock options to purchase shares of Common Stock typically vest and become exercisable from one to three years after date of grant and expire no later than the tenth anniversary of the date of grant for both employees and directors. Performance restricted stock units (“PRSUs”) typically vest on a cliff-basis after three years, subject to certain stock price performance goals. Pursuant to the applicable award agreements, restricted stock and stock options vest subject to the participant’s continued employment with the Company on the applicable vesting date, subject to accelerated vested upon the executive’s death or qualified retirement or, with respect to restricted stock, upon termination by the Company without “cause” (including for disability). Upon any such termination, PRSUs that have been earned with respect to the stock price performance goal(s) will be settled on the third anniversary of the grant date, without regard to the participants employment with the Company as of such date. For options granted, the fair value is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield; (b) weighted average expected volatility; (c) weighted average discount rate; and (d) expected life. The fair value of restricted stock, earned PRSUs and stock options issued to employees and directors, as applicable, is recognized as compensation expense over the period of service that generally coincides with the vesting period of the award. For all award types, forfeitures are recognized as incurred.

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

Share Award Transactions. Transactions in connection with the Company Equity Incentive Plans during the years ended December 31 were as follows:

	2025	2024	2023
Restricted Stock Activity:
Outstanding as of the beginning of year (1)	1,392,226	1,642,084	1,682,193
Granted (2)	770,803	637,698	660,307
Vested (3)	(841,828)	(887,556)	(685,416)
Forfeited	(17,056)	—	(15,000)
Outstanding as of the end of year (4)	1,304,145	1,392,226	1,642,084

Stock Option Activity:
Outstanding as of the beginning of year	1,013,865	1,026,031	1,026,865
Granted	—	—	—
Exercised	—	(12,166)	(834)
Forfeited	(5,000)	—	—
Outstanding as of the end of year	1,008,865	1,013,865	1,026,031

(1)
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
(2)
Includes 125,923, 43,504 and 60,938 grants of director restricted stock awards as of December 31, 2025, 2024 and 2023, respectively, which has a one year vesting period.
(3)
Includes 184,930, 157,455 and 73,972 vested grants of performance-based restricted stock units as of December 31, 2025, 2024 and 2023, respectively.
(4)
Includes 30,923, 215,853 and 342,385 grants of performance-based restricted stock units as of December 31, 2025, 2024 and 2023, respectively, that satisfied the performance obligation and are therefore likely to vest. Excludes 585,842, 326,597 and 156,620 grants of performance-based restricted stock units as of 2025, 2024 and 2023, respectively, that are not considered outstanding until such time that they become probable to vest.

During the year ended December 31, 2025, the Company recognized $6.7 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the Company Equity Incentive Plans with a recognized tax benefit of $4.9 million. As of December 31, 2025, the Company had approximately $5.8 million in total unrecognized compensation costs. The weighted average period over which the compensation cost of non-vested awards will be recognized is approximately 0.81 years for restricted stock and there are no unvested stock options.

During the year ended December 31, 2024, the Company recognized $6.8 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the Company Equity Incentive Plans with a recognized tax benefit of $11.2 million. As of December 31, 2024, the Company had approximately $7.8 million in total unrecognized compensation costs. The weighted average period over which the compensation cost of non-vested awards will be recognized is approximately 0.73 years for restricted stock and there are no unvested stock options.

During the year ended December 31, 2023, the Company recognized $6.3 million of compensation expense related to stock awards, restricted stock and stock options granted to employees and directors under the Company Equity Incentive Plans with a recognized tax benefit of $7.0 million. As of December 31, 2023, the Company had approximately $6.6 million in total unrecognized compensation costs. The weighted average period over which the compensation cost of non-vested awards will be recognized is approximately 0.77 years for restricted stock and there are no unvested stock options.

The weighted average fair value of restricted stock granted under the Company Equity Incentive Plans were $5.78, $12.03 and $9.67 for the years ended December 31, 2025, 2024 and 2023, respectively. The fair value was based on the closing price of the Company’s stock on the day of the grant. The Company did not grant any options in the years ended December 31, 2025, 2024 and 2023. There were no stock options exercised in the year ended December 31, 2025 and there were 12,166 and 834 stock options exercised in the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2025, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Restricted Stock
	Number of Shares	Weighted Average Grant Price
Non-Vested as of December 31, 2024	1,392,226	$10.40
Granted	770,803	5.78
Vested	(841,828)	5.30
Forfeited	(17,056)	8.57
Non-Vested as of December 31, 2025	1,304,145	7.82

During the year ended December 31, 2025, the number of shares and the weighted average exercise price on stock option transactions were as follows:

	Stock Options
	Number of Shares	Weighted Average Grant Price
Outstanding as of December 31, 2024	1,013,865	$12.68
Granted	—	—
Exercised	—	—
Forfeited	(5,000)	13.70
Outstanding as of December 31, 2025 (1)	1,008,865	12.67
Exercisable as of December 31, 2025 (2)	1,008,865	12.67

(1)
The weighted average remaining contractual term is 2.8 years and the intrinsic value of the options exercised was $0.3 million.
(2)
The weighted average remaining contractual term is 2.8 years and the intrinsic value of the options exercisable was $0.3 million.

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

Guaranteed Notes. The Guaranteed Notes were issued pursuant to the Guaranteed Notes Exchange Agreement among SEACOR Marine, as issuer, FG Robert, as the guarantor, and the Carlyle Investors. Pursuant to the Guaranteed Notes Exchange Agreement, SEACOR Marine had the right to pay (i) in cash at a rate of 8.0% per annum or (ii) partly in cash and partly in-kind by increasing the principal amount of the Guaranteed Notes or issuing additional Guaranteed Notes at a rate of 9.5% per annum (“Hybrid Interest”) with the cash portion of the Hybrid Interest bearing interest at a rate of 4.25% per annum and in the in-kind portion of the Hybrid Interest bearing interest at a rate of 5.25% per annum. The Guaranteed Notes were guaranteed on a senior unsecured basis by FG Robert, the owner of the LB Robert liftboat.

The Guaranteed Notes would have matured on July 1, 2026 but proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the Guaranteed Notes at a price equal to 100% of the principal amount of the Guaranteed Notes, plus accrued and unpaid interest, if any.

New Convertible Notes. The New Convertible Notes were issued pursuant to the Convertible Notes Exchange Agreement among SEACOR Marine, as issuer, and the Carlyle Investors. The New Convertible Notes bore interest at a rate of 4.25% per annum payable semi-annually in arrears. The New Convertible Notes were convertible into shares of Common Stock at the option of the holders at a conversion rate of 85.1064 shares per $1,000 in principal amount of New Convertible Notes (equivalent to a “Conversion Price” of $11.75) or into warrants to purchase an equal number of shares of Common Stock at an exercise price of $0.01 per share in order to facilitate SEACOR Marine’s compliance with the provisions of the Jones Act. In addition, SEACOR Marine had the right to cause the mandatory conversion of the New Convertible Notes into Common Stock if the daily VWAP of the Common Stock equals or exceeds (A) in the case of New Convertible Notes held by affiliates of Carlyle, 150% of the Conversion Price and (B) in the case of New Convertible Notes held by any Person other than Carlyle, 115% of the Conversion Price, in each case for each of the 20 consecutive trading days.

The New Convertible Notes would have matured on July 1, 2026 but proceeds from the 2024 SMFH Credit Facility were used to satisfy in full the New Convertible Notes at a price equal to 100% of the principal amount of the New Convertible Notes, plus accrued and unpaid interest, if any.

Under the Convertible Notes Exchange Agreement, the Carlyle Investors had the ability to nominate one director to the Board of Directors if the Carlyle Investors, solely as a result of their ownership of shares of Common Stock owned by the Investors as of October 5, 2022 and ownership of the New Convertible Notes and warrants (including the shares of common stock of the Company issuable upon conversion or exercise thereof), beneficially own collectively 10% or more of the outstanding shares of common stock of the Company. The Carlyle Investors did not exercise this nomination right, but did exercise its board observation rights under the Convertible Notes Exchange Agreement and the Guaranteed Notes Exchange Agreement. As noted above, the Carlyle Investors’ director nomination and board observation rights terminated on December 16, 2024 in connection with the payoff of the New Convertible Notes and Guaranteed Notes.

The Guaranteed Notes Exchange Agreement and the Convertible Notes Exchange Agreement and the transactions contemplated thereby were subject to the oversight of, and received advance approval from, the Audit Committee.

During 2024 and 2023, the Carlyle Investors exercised 24,138 and 135,150 warrants, respectively. As of December 31, 2025, the Carlyle Investors had no outstanding warrants as a result of the completion of the Securities Repurchase.

Transactions with CME

Mr. Alfredo Miguel Bejos, a member of the Board of Directors, currently serves as President and Chief Executive Officer of CME. In accordance with the Related Transaction Policy, the Audit Committee has adopted guidelines for addressing ongoing CME-related transactions.

On September 29, 2022, as part of the Company’s exit from a variety of joint ventures with CME, including MexMar, SEACOR Marine Capital, a wholly owned subsidiary of SEACOR Marine, purchased all of the outstanding loans under the Second Amended and Restated Term Loan Credit Facility Agreement, made as of July 8, 2022, by and among MexMar, as the borrower, DNB Capital LLC and The Governor and Company of the Bank of Ireland, each as lenders, and DNB Bank ASA, New York Branch, as facility agent (as amended from time to time, the “MexMar Facility Agreement”) for an aggregate amount of $28.8 million, representing par value of the loan. All collateral and security arrangements remained in place under such facility, including a first priority mortgage on 13 offshore support vessels owned by MexMar. As a result, SEACOR Marine Capital was the sole lender to MexMar under the MexMar Facility Agreement. This loan was repaid in full as of September 30, 2023.

Each of the foregoing transactions with CME or its affiliates were subject to the oversight of, and received advance approval from, the Audit Committee as related party transactions subject to the Company’s Related Party Transaction Policy. Mr. Miguel recused himself from the Audit Committee and the Board of Directors deliberations with respect to such transactions.

15.
COMMITMENTS AND CONTINGENCIES

As of December 31, 2025, the Company had unfunded capital commitments of $49.6 million consisting of $46.5 million in respect of the construction of two PSVs, $1.7 million in respect of two hybrid battery power systems and $1.4 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $31.6 million is payable during 2026 and $18.0 million is payable during 2027. In accordance with the terms of the 2024 SMFH Credit Facility, $18.0 million of the proceeds from the sale of two AHTS in the fourth quarter of 2024 was designated to make payments on the construction of the two PSVs. In addition, during the second quarter of 2025, $3.8 million of the proceeds from the sale of one FSV and $10.9 million of the proceeds from the sale of two PSVs were also designated to make payments on the construction of the two PSVs. During the fourth quarter of 2025, $11.0 million of the proceeds from the sale of one PSV was also designated to make payments on the construction of the two PSVs. As of December 31, 2025, $23.5 million remained in a restricted account designated to make payments on the construction of the two PSVs. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels. $16.4 million of this tranche was drawn as of December 31, 2025, with the remaining $24.6 million of this tranche remaining undrawn and available.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda., an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$29.5 million based on a historical potential levy of R$12.87 million (USD $5.4 million and USD $2.3 million, respectively, based on the exchange rate as of December 31, 2025).

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of December 31, 2025, all invoices received related to MNOPF and MNRPF have been settled in full.

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

16.
MAJOR CUSTOMERS AND SEGMENT INFORMATION

During the year ended December 31, 2025, Azule, a joint venture between BP p.l.c. and Eni S.p.A., ExxonMobil Corporation (“ExxonMobil”) and SEACOR Marine Arabia, a joint venture of which the Company owns 45% and through which vessels are in service to Saudi Arabian Oil Company, were responsible for $60.8 million or 27%, $39.8 million or 17% and $32.2 million or 14%, respectively, of the Company’s total consolidated operating revenues. During the year ended December 31, 2024, Azule and SEACOR Marine Arabia were responsible for $57.6 million or 21% and $51.0 million or 19%, respectively, of the Company’s total consolidated operating revenues. During the year ended December 31, 2023, ExxonMobil, SEACOR Marine Arabia and Azule were responsible for $47.7 million or 17%, $43.2 million or 15% and $42.4 million or 15%, respectively, of the Company’s total consolidated operating revenues.

For the years ended December 31, 2025, 2024 and 2023, the ten largest customers of the Company accounted for approximately 84%, 76%, and 73%, respectively, of the Company’s operating revenues. The loss of one or more of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

For the years ended December 31, 2025, 2024 and 2023, approximately 84%, 87% and 79%, respectively, of the Company’s operating revenues and $1.7 million, $2.3 million and $3.6 million, respectively, of equity in earnings from 50% or less owned companies, net of tax, were derived from its foreign operations.

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

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2025
Operating Revenues:
Time charter	$33,371	$90,044	$54,621	$37,345	$215,381
Bareboat charter	—	—	—	3,235	3,235
Other marine services	2,955	2,971	1,613	1,677	9,216
	36,326	93,015	56,234	42,257	227,832
Direct Costs and Expenses:
Operating:
Personnel	22,999	19,819	19,162	9,681	71,661
Repairs and maintenance	5,161	19,333	19,744	4,285	48,523
Drydocking	5,731	4,542	1,333	1,011	12,617
Insurance and loss reserves	2,852	2,300	2,779	722	8,653
Fuel, lubes and supplies	2,989	6,967	5,094	2,858	17,908
Other	1,304	11,215	4,528	5,363	22,410
	41,036	64,176	52,640	23,920	181,772
Direct Vessel (Loss) Profit	$(4,710)	$28,839	$3,594	$18,337	$46,060
Other Costs and Expenses:
Lease expense	$552	$130	$293	$228	1,203
Administrative and general					47,483
Depreciation and amortization	11,593	16,935	12,848	5,694	47,070
					95,756
Gains on asset dispositions and impairments, net					63,412
Operating income					$13,716
As of December 31, 2025
Property and Equipment:
Historical cost	$98,231	$275,058	$242,879	$160,665	$776,833
Accumulated depreciation	(62,907)	(121,155)	(112,559)	(52,191)	(348,812)
	$35,324	$153,903	$130,320	$108,474	$428,021
Total Assets(1)	$56,355	$196,818	$193,225	$124,213	$570,611

(1)
Total Assets exclude $90.0 million of corporate assets.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2024
Operating Revenues:
Time charter	$31,991	$99,410	$70,346	$52,573	$254,320
Bareboat charter	—	—	—	1,464	1,464
Other marine services	3,808	5,272	1,979	4,518	15,577
	35,799	104,682	72,325	58,555	271,361
Direct Costs and Expenses:
Operating:
Personnel	24,459	21,887	24,132	15,063	85,541
Repairs and maintenance	6,618	13,537	13,047	7,183	40,385
Drydocking	8,604	4,774	2,796	5,277	21,451
Insurance and loss reserves	2,992	2,329	3,147	1,426	9,894
Fuel, lubes and supplies	3,351	7,197	4,184	5,215	19,947
Other	509	12,723	4,425	2,377	20,034
	46,533	62,447	51,731	36,541	197,252
Direct Vessel (Loss) Profit	$(10,734)	$42,235	$20,594	$22,014	$74,109
Other Costs and Expenses:
Lease expense	$555	$507	$301	$315	1,678
Administrative and general					44,713
Depreciation and amortization	12,334	17,497	13,276	8,521	51,628
					98,019
Gains on asset dispositions and impairments, net					13,481
Operating loss					$(10,429)
As of December 31, 2024
Property and Equipment:
Historical cost	$195,756	$325,000	$240,075	$139,583	$900,414
Accumulated depreciation	(104,771)	(121,320)	(97,908)	(43,449)	(367,448)
	$90,985	$203,680	$142,167	$96,134	$532,966
Total Assets(1)	$120,347	$241,278	$174,410	$117,475	$653,510

(1)
Total Assets exclude $73.6 million of corporate assets.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the year ended December 31, 2023
Operating Revenues:
Time charter	$41,850	$87,729	$66,407	$55,399	$251,385
Bareboat charter	—	—	—	1,460	1,460
Other marine services	17,678	2,582	4,345	2,061	26,666
	59,528	90,311	70,752	58,920	279,511
Direct Costs and Expenses:
Operating:
Personnel	26,110	20,434	20,786	14,440	81,770
Repairs and maintenance	5,146	9,624	7,109	4,947	26,826
Drydocking	2,314	2,946	(99)	1,437	6,598
Insurance and loss reserves	3,752	1,727	3,638	839	9,956
Fuel, lubes and supplies	3,697	6,830	3,552	3,108	17,187
Other	1,427	10,072	3,961	1,853	17,313
	42,446	51,633	38,947	26,624	159,650
Direct Vessel Profit	$17,082	$38,678	$31,805	$32,296	$119,861
Other Costs and Expenses:
Lease expense	$536	$1,498	$360	$354	2,748
Administrative and general					49,183
Depreciation and amortization	14,685	15,346	14,760	9,030	53,821
					105,752
Gains on asset dispositions and impairments, net					21,409
Operating income					$35,518
As of December 31, 2023
Property and Equipment:
Historical cost	$209,262	$272,272	$267,079	$170,210	$918,823
Accumulated depreciation	(99,137)	(93,045)	(94,708)	(37,251)	(324,141)
	$110,125	$179,227	$172,371	$132,959	$594,682
Total Assets(1)	$142,264	$215,158	$199,174	$152,427	$709,023

(1)
Total Assets exclude $71.3 million of corporate assets.
17.
COST REDUCTION MEASURES

During the fourth quarter of 2025, the Company initiated certain cost reduction measures to better align its operating expenses with the current state of the offshore marine industry, in general, and its business, in particular. These measures include a reduction of workforce, reorganization of the management structure and streamlining of operations. For the year ended December 31, 2025, the Company incurred one-time charges totaling $1.2 million related to severance charges arising from a reduction in workforce resulting in a decrease in annualized wages and benefits expenses of at least $3.9 million. Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities.

18.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements.