Form 10-Q
period 2026-03-31
SEACOR Marine Holdings Inc.
filed 2026-04-29
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of April 24, 2026 was 27,062,277. The registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$38,721	$68,934
Restricted cash	36,711	24,182
Receivables:
Trade, net of allowance for credit loss of $4,195 and $4,135 as of March 31, 2026 and December 31, 2025, respectively	69,200	64,522
Other	4,897	3,965
Inventories	2,746	2,196
Prepaid expenses and other	6,007	5,173
Assets held for sale	13,376	10,812
Total current assets	171,658	179,784
Property and Equipment:
Historical cost	752,640	776,833
Accumulated depreciation	(341,790)	(348,812)
	410,850	428,021
Construction in progress	52,429	47,002
Net property and equipment	463,279	475,023
Right-of-use asset - operating leases	929	982
Right-of-use asset - finance leases	17	19
Investments, at equity, and advances to 50% or less owned companies	2,951	2,938
Other assets	1,913	1,855
Total assets	$640,747	$660,601
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$481	$405
Current portion of finance lease liabilities	12	12
Current portion of long-term debt	30,350	30,000
Accounts payable	16,355	21,268
Accrued wages and benefits	1,798	5,357
Accrued interest	5,211	—
Accrued capital, repair and maintenance expenditures	7,192	2,870
Unearned revenue	922	1,096
Accrued insurance deductibles and premiums	3,525	3,371
Other current liabilities	6,828	6,350
Total current liabilities	72,674	70,729
Long-term operating lease liabilities	470	607
Long-term finance lease liabilities	5	8
Long-term debt	297,072	304,644
Deferred income taxes	18,894	19,376
Deferred gains and other liabilities	3,794	565
Total liabilities	392,909	395,929
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 28,387,920 and 28,049,242 shares issued as of March 31, 2026 and December 31, 2025, respectively	284	280
Additional paid-in capital	473,241	471,862
Accumulated deficit	(224,249)	(208,444)
Shares held in treasury of 1,325,643 and 1,097,456 as of March 31, 2026 and December 31, 2025, respectively, at cost	(11,428)	(9,691)
Accumulated other comprehensive income, net of tax	9,669	10,344
	247,517	264,351
Noncontrolling interests in subsidiaries	321	321
Total equity	247,838	264,672
Total liabilities and equity	$640,747	$660,601

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended March 31,
	2026	2025
Operating Revenues	$44,282	$55,499
Costs and Expenses:
Operating	37,573	41,928
Administrative and general	9,954	11,486
Lease expense	250	337
Depreciation and amortization	10,330	12,810
	58,107	66,561
Gains on Asset Dispositions and Impairments, Net	7,448	5,809
Operating Loss	(6,377)	(5,253)
Other Income (Expense):
Interest income	491	436
Interest expense	(8,239)	(9,586)
Derivative gains, net	—	125
Foreign currency gains (losses), net	478	(1,196)
	(7,270)	(10,221)
Loss Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	(13,647)	(15,474)
Income Tax Expense	2,208	904
Loss Before Equity in Earnings of 50% or Less Owned Companies	(15,855)	(16,378)
Equity in Earnings of 50% or Less Owned Companies	50	889
Net Loss	$(15,805)	$(15,489)

Net Loss Per Share:
Basic	$(0.61)	$(0.56)
Diluted	(0.61)	(0.56)
Weighted Average Common Stock and Warrants Outstanding:
Basic	25,784,915	27,908,297
Diluted	25,784,915	27,908,297

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net Loss	$(15,805)	$(15,489)
Other Comprehensive (Loss) Income:
Foreign currency translation (losses) gains	(675)	1,093
	(675)	1,093
Income Tax Expense	—	—
	(675)	1,093
Comprehensive Loss	$(16,480)	$(14,396)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Three Months Ended March 31, 2026
December 31, 2025	26,951,786	$280	$471,862	1,097,456	$(9,691)	$(208,444)	$10,344	$321	$264,672
Employee restricted stock grants	307,755	4	—	—	—	—	—	—	4
Amortization of share awards	—	—	1,379	—	—	—	—	—	1,379
Employee restricted stock vesting	(215,466)	—	—	215,466	(1,644)	—	—	—	(1,644)
Performance restricted stock vesting	18,202	—	—	12,721	(93)	—	—	—	(93)
Net loss	—	—	—	—	—	(15,805)	—	—	(15,805)
Other comprehensive loss	—	—	—	—	—	—	(675)	—	(675)
March 31, 2026	27,062,277	$284	$473,241	1,325,643	$(11,428)	$(224,249)	$9,669	$321	$247,838

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Three Months Ended March 31, 2025
December 31, 2024	27,669,361	$287	$479,283	796,965	$(8,110)	$(180,600)	$7,141	$321	$298,322
Employee restricted stock grants	644,880	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	1,621	—	—	—	—	—	1,621
Employee restricted stock vesting	(216,874)	—	—	216,874	(1,141)	—	—	—	(1,141)
Performance restricted stock vesting	110,741	—	—	74,189	(377)	—	—	—	(377)
Net loss	—	—	—	—	—	(15,489)	—	—	(15,489)
Other comprehensive income	—	—	—	—	—	—	1,093	—	1,093
March 31, 2025	28,208,108	$293	$480,904	1,088,028	$(9,628)	$(196,089)	$8,234	$321	$284,035

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(15,805)	$(15,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,330	12,810
Deferred financing costs amortization	42	43
Stock-based compensation expense	1,383	1,627
Debt discount amortization	236	226
Allowance for credit losses	57	(407)
Gains from equipment sales, retirements or impairments	(7,448)	(5,809)
Derivative gains	—	(125)
Interest on finance leases	1	1
Settlements on derivative transactions, net	—	(373)
Currency (gains) losses	(478)	1,196
Deferred income taxes	(482)	(1,725)
Equity earnings	(50)	(889)
Changes in Operating Assets and Liabilities:
Accounts receivables	(5,735)	5,333
Other assets	(1,306)	(1,681)
Accounts payable and accrued liabilities	4,122	(6,204)
Net cash used in operating activities	(15,133)	(11,466)
Cash Flows from Investing Activities:
Purchases of property and equipment	(6,088)	(20,795)
Proceeds from disposition of property and equipment	12,778	8,472
Net cash provided by (used in) investing activities	6,690	(12,323)
Cash Flows from Financing Activities:
Payments on long-term debt	(7,500)	(5,000)
Payments on long-term debt issuance costs	—	(396)
Payments on finance leases	(3)	(9)
Tax withholdings on restricted stock vesting and director share awards	(1,737)	(1,518)
Net cash used in financing activities	(9,240)	(6,923)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(1)	—
Net Change in Cash, Restricted Cash and Cash Equivalents	(17,684)	(30,712)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	93,116	76,140
Cash, Restricted Cash and Cash Equivalents, End of Period	$75,432	$45,428
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$2,750	$10,935
Noncash Investing and Financing Activities:
Increase (decrease) in capital expenditures in accounts payable and accrued liabilities	348	(5,182)
Recognition of a new right-of-use asset - operating leases	83	—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to SEACOR Marine Holdings Inc. and its consolidated subsidiaries, and any reference in this Quarterly Report on Form 10-Q to “SEACOR Marine” refers to SEACOR Marine Holdings Inc. without its consolidated subsidiaries.

Recently Adopted Accounting Standards.

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose, on an annual basis, information about their effective tax rate reconciliation and information on income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025, which only affected the disclosures and did not impact the Company’s consolidated financial position or results of operations.

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

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies interim financial reporting requirements by improving the navigability of the guidance and more clearly specifies what disclosures are required in an interim reporting period. The guidance is effective for interim periods in fiscal years beginning after December 15, 2027. While early adoption is permitted, the Company has determined it will not early adopt the standard. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position or results of operations.

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

On November 4, 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain income statement expense captions into specified categories in disclosures within the footnotes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within the fiscal years beginning after December 15, 2027. While early adoption is permitted, the Company has determined it will not early adopt the standard. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position or results of operations.

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

Accounting Policies.

Basis of Consolidation. The consolidated financial statements include the accounts of SEACOR Marine and its controlled subsidiaries. Control is generally deemed to exist if the Company has greater than 50% of the voting rights of a subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation.

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

The Company employs the equity method of accounting for investments in 50% or less owned companies that it does not control but has the ability to exercise significant influence over the operating and financial policies of the business venture. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of a business venture but may exist when the Company’s ownership percentage is less than 20%. In certain circumstances, the Company may have an economic interest in excess of 50% but may not control and consolidate the business venture. Conversely, the Company may have an economic interest less than 50% but may control and consolidate the business venture. The Company reports its investments in and advances to these business ventures in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings from investments in 50% or less owned companies in the accompanying consolidated statements of income (loss) as equity in earnings of 50% or less owned companies.

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes thereto to make them consistent with the current period presentation.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates and those differences may be material.

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

The Company earns revenue primarily from the time charter and bareboat charter of vessels to customers. Since the Company charges customers based upon daily rates of hire, vessel revenues are recognized on a daily basis throughout the contract period. Under a time charter, the Company provides a vessel to a customer and is responsible for all operating expenses, typically excluding fuel. Under a bareboat charter, the Company provides a vessel to a customer and the customer assumes responsibility for all operating expenses and assumes all risks of operation. In the Gulf of America, time charter durations and rates are typically established in the context of master service agreements that govern the terms and conditions of the charter.

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

Revenue that does not meet these criteria is deferred and is considered a contract liability and is recognized as such until the criteria are met. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Balance at beginning of period	$1,096	$2,534
Unearned revenues during the period	6	6,935
Revenues recognized during the period	(180)	(8,373)
Balance at end of period	$922	$1,096

As of March 31, 2026 and December 31, 2025, the Company had unearned revenue of $0.9 million and $1.1 million, respectively, primarily related to mobilization of vessels.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of March 31, 2026, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was $1.0 million of capitalized interest recognized during the three months ended March 31, 2026 and no capitalized interest recognized during the three months ended March 31, 2025.

Assets Held for Sale. As of March 31, 2026, one platform supply vessel (“PSV”) and two liftboats previously included in the United States (“U.S.”), primarily Gulf of America segment, with carrying values of $5.5 million, $3.2 million and $3.2 million, respectively, one fast support vessel (“FSV”) previously included in the Africa and Europe segment, with a carrying value of $0.9 million, and one PSV previously included in the Middle East and Asia segment, with a carrying value of $0.5 million, were classified as assets held for sale as the Company expects to sell the vessels within one year.

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

During the three months ended March 31, 2026 and 2025, the Company did not record impairment charges on any owned vessels. Impairment charges are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss). Estimated fair values for the Company-owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of March 31, 2026, the Company assessed that their estimated fair value exceeds their current carrying values. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers and other market data such as recent sales of similar vessels.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the three months ended March 31, 2026, the Company’s effective income tax rate of 16.2% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S. for income tax purposes.

Earnings (Loss) Per Share. Basic earnings/loss per share of Common Stock of SEACOR Marine is computed based on the weighted average number of shares of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method and the if-converted method that assumes all shares of Common Stock have been issued and outstanding during the relevant periods pursuant to the conversion of the New Convertible Notes unless anti-dilutive. As of June 30, 2025, the Company no longer had any warrants to purchase Common Stock outstanding as a result of the completion of the Securities Repurchase as previously described in the 2025 Annual Report.

For the three months ended March 31, 2026 and 2025, diluted loss per share of Common Stock excluded 1,027,186 and 1,266,954 shares of restricted stock, respectively, and 1,006,365 and 1,008,865 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

2.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2026, capital expenditures were $6.1 million and there were no equipment deliveries. During the three months ended March 31, 2026, the Company sold one PSV, previously classified as held for sale, and other equipment for net cash proceeds of $12.8 million, after transaction costs, for a gain of $7.4 million. During the three months ended March 31, 2025, the Company sold one liftboat and other equipment for net cash proceeds of $8.5 million, after transaction costs, for a gain of $5.8 million.

3.
INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	Ownership	March 31, 2026	December 31, 2025
Seabulk Angola	49.0%	$971	$1,058
SEACOR Marine Arabia	45.0%	1,912	1,809
Other	20.0% - 50.0%	68	71
		$2,951	$2,938

4.
LONG-TERM DEBT

The Company’s long-term debt obligations as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
2024 SMFH Credit Facility	$331,400	$338,900
Current portion due within one year	(30,350)	(30,000)
Unamortized debt discount	(3,371)	(3,607)
Deferred financing costs	(607)	(649)
Long-term debt, less current portion	$297,072	$304,644

As of March 31, 2026, the Company was in compliance with all debt covenants and lender requirements.

Letters of Credit. As of March 31, 2026 and December 31, 2025, the Company had outstanding letters of credit of $0.4 million securing lease obligations, labor and performance guaranties.

5.
LEASES

As of March 31, 2026, the Company leased-in certain facilities and other equipment but did not lease-in any vessels. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms of certain facilities and other equipment had a duration ranging from six to 249 months.

As of March 31, 2026, future minimum payments for leases for the remainder of 2026 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$380	$10
2027	323	9
2028	30	—
2029	30	—
2030	30	—
Years subsequent to 2030	480	—
	1,273	19
Interest component	(322)	(2)
	951	17
Current portion of long-term lease liabilities	481	12
Long-term lease liabilities	$470	$5

For the three months ended March 31, 2026 and 2025 the components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$160	$200
Finance lease costs:
Amortization of finance lease assets (1)	3	11
Interest on finance lease liabilities (2)	1	1
Short-term lease costs	90	137
	$254	$349

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the three months ended March 31, 2026 supplemental cash flow information related to leases was as follows (in thousands):

	2026	2025
Operating cash outflows from operating leases	$164	$178
Financing cash outflows from finance leases	3	9
Right-of-use assets obtained for operating lease liabilities	83	—

For the three months ended March 31, 2026 other information related to leases was as follows:

	2026	2025
Weighted average remaining lease term, in years - operating leases	11.5	11.5
Weighted average remaining lease term, in years - finance leases	1.5	2.4
Weighted average discount rate - operating leases	12.1%	6.1%
Weighted average discount rate - finance leases	11.0%	10.8%

6.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the three months ended March 31, 2026:

Statutory rate	(21.0)%
Foreign taxes	17.5%
Income (loss) of foreign subsidiaries not includable in U.S. return	15.4%
162(m) - executive compensation	3.1%
Subpart F Income and GILTI	1.1%
Share award plans	0.8%
Other	(0.7)%
Effective income tax rate	16.2%

7.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. As of March 31, 2026 and December 31, 2025, the Company had no outstanding derivative instruments.

Economic Hedges. The Company may enter into and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward currency exchange contract related to the purchase of four hybrid battery power systems, the purchase price for which is denominated in Norwegian Kroner. The Company recognized gains of $0.1 million during the three months ended March 31, 2025 on this contract, which were recognized in earnings. As of March 31, 2026 and December 31, 2025, the Company had no outstanding forward currency exchange contract.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. As of March 31, 2026 and December 31, 2025, there were no interest rate swaps held by the Company.

Other Derivative Instruments. The Company had no derivative instruments not designated as hedging instruments for the three months ended March 31, 2026 and recognized gains on derivative instruments not designated as hedging instruments for the three months ended March 31, 2025 as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Forward currency exchange, option, and future contracts	$—	$125

The forward currency exchange contract relates to the purchase of four hybrid battery power systems discussed in “—Economic Hedges” above. As of March 31, 2026, the Company had no outstanding foreign currency exchange contract.

8.
FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. The Company had no financial assets and liabilities as of March 31, 2026 and December 31, 2025 that are measured at fair value on a recurring basis.

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

		Estimated Fair Value
March 31, 2026	Carrying Amount	Level 1	Level 2	Level 3
LIABILITIES
Long-term debt, including current portion	327,422	—	337,201	—
December 31, 2025
LIABILITIES
Long-term debt, including current portion	334,644	—	346,257	—

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

Property and equipment. As of March 31, 2026 and December 31, 2025, the Company recognized no impairment charges on any owned vessels.

9.
COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company had unfunded capital commitments of $44.3 million consisting of $42.3 million in respect of the construction of two PSVs, $1.7 million in respect of two hybrid battery power systems and $0.3 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $26.1 million is payable during the remainder of 2026 and the remainder is payable during 2027. As of March 31, 2026, $30.9 million remained in a restricted account designated to make payments on the construction of the two PSVs, of which $11.3 million was deposited during the first quarter of 2026 from the sale of one PSV, and the remainder from prior vessel sales, in accordance with the terms of the 2024 SMFH Credit Facility as previously described in the 2025 Annual Report. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels. $16.4 million of this tranche was drawn as of March 31, 2026, with the remaining $24.6 million of this tranche remaining undrawn and available.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda., an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$30.5 million based on a historical potential levy of R$12.87 million (USD $5.8 million and USD $2.5 million, respectively, based on the exchange rate as of March 31, 2026).

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of March 31, 2026, all invoices received related to MNOPF and MNRPF have been settled in full.

10.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the three months ended March 31, 2026 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2025 (1)	1,304,145
Granted	307,755
Vested (2)	(584,714)
Forfeited	—
Outstanding as of March 31, 2026 (3)	1,027,186

Stock Option Activity:
Outstanding as of December 31, 2025	1,008,865
Granted	—
Exercised	—
Forfeited	(2,500)
Outstanding as of March 31, 2026	1,006,365

(1)
Includes 30,923 grants of performance-based restricted stock units that satisfied the performance obligation and are therefore likely to vest and excludes 585,842 grants of performance-based restricted stock units that are not considered outstanding until such time that they become probable to vest.
(2)
Includes 30,923 vested grants of performance-based restricted stock units.
(3)
Includes no grants of performance-based restricted stock units that satisfied the performance obligation and are therefore likely to vest and excludes 601,680 grants of performance-based restricted stock units that are not considered outstanding until such time that they become probable to vest.

For the three months ended March 31, 2026, the Company acquired for treasury (i) 215,466 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of restricted share awards for an aggregate purchase price of $1.6 million, and (ii) 12,721 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of performance-based restricted stock units for an aggregate purchase price of $0.1 million. These shares were purchased in accordance with the terms of the Company’s 2022 Equity Incentive Plan.

11.
SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss are as previously described in the 2025 Annual Report. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2026
Operating Revenues:
Time charter	$2,093	$22,534	$9,580	$7,750	$41,957
Bareboat charter	—	—	—	828	828
Other marine services	201	577	638	81	1,497
	2,294	23,111	10,218	8,659	44,282
Direct Costs and Expenses:
Operating:
Personnel	2,275	4,982	4,433	3,732	15,422
Repairs and maintenance	388	2,957	5,999	1,256	10,600
Drydocking	363	176	636	77	1,252
Insurance and loss reserves	131	330	1,039	292	1,792
Fuel, lubes and supplies	274	1,334	899	801	3,308
Other	10	3,192	623	1,374	5,199
	3,441	12,971	13,629	7,532	37,573
Direct Vessel (Loss) Profit	$(1,147)	$10,140	$(3,411)	$1,127	6,709
Other Costs and Expenses:
Lease expense	$128	$—	$73	$49	250
Administrative and general					9,954
Depreciation and amortization	1,169	4,063	3,101	1,997	10,330
					20,534
Gains on asset dispositions and impairments, net					7,448
Operating loss					$(6,377)
As of March 31, 2026
Property and Equipment:
Historical Cost	$57,898	$304,919	$243,319	$146,504	$752,640
Accumulated Depreciation	(43,283)	(133,802)	(115,303)	(49,402)	(341,790)
	$14,615	$171,117	$128,016	$97,102	$410,850
Total Assets (1)	$35,398	$221,523	$195,188	$114,981	$567,090

(1)
Total Assets by region does not include corporate assets of $73.7 million as of March 31, 2026.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2025
Operating Revenues:
Time charter	$6,765	$20,835	$15,710	$8,623	$51,933
Bareboat charter	—	—	—	708	708
Other marine services	235	852	292	1,479	2,858
	7,000	21,687	16,002	10,810	55,499
Direct Costs and Expenses:
Operating:
Personnel	6,486	5,183	4,927	1,941	18,537
Repairs and maintenance	1,479	3,462	2,505	1,074	8,520
Drydocking	1,066	1,241	1,031	531	3,869
Insurance and loss reserves	702	594	702	155	2,153
Fuel, lubes and supplies	819	2,180	883	664	4,546
Other	349	2,727	881	346	4,303
	10,901	15,387	10,929	4,711	41,928
Direct Vessel (Loss) Profit	$(3,901)	$6,300	$5,073	$6,099	13,571
Other Costs and Expenses:
Lease expense	$136	$63	$83	$55	337
Administrative and general					11,486
Depreciation and amortization	3,705	4,402	3,230	1,473	12,810
					24,633
Gains on asset dispositions and impairments, net					5,809
Operating loss					$(5,253)
As of March 31, 2025
Property and Equipment:
Historical Cost	$215,578	$325,000	$236,337	$105,046	$881,961
Accumulated Depreciation	(107,646)	(125,722)	(98,960)	(33,094)	(365,422)
	$107,932	$199,278	$137,377	$71,952	$516,539
Total Assets (1)	$137,600	$237,451	$186,108	$89,247	$650,406

(1)
Total Assets by region does not include corporate assets of $43.8 million as of March 31, 2025.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of March 31, 2026, and 2025, the Company’s investments, at equity, and advances to 50% or less owned companies were $3.0 million and $4.5 million, respectively. Equity in earnings of 50% or less owned companies for the three months ended March 31, 2026 and 2025 were $0.1 million and $0.9 million, respectively.

12.
COST REDUCTION MEASURES

During the fourth quarter of 2025, the Company initiated certain cost reduction measures to better align its operating expenses with the current state of the offshore marine industry, in general, and its business, in particular. These measures include a reduction of workforce, reorganization of the management structure and streamlining of operations. As a result of the cost reduction measures taken in the fourth quarter of 2025, the Company recognized savings of $1.0 million in wages and benefits expenses for the first quarter of 2026. Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities.

13.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters and involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time. All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission.

The following Management’s Discussion and Analysis (the “MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2025 Annual Report.

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of March 31, 2026, the Company operated a fleet of 43 support vessels, of which all were owned. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

The Company operates its fleet in four principal geographic regions: the United States (“U.S.”), primarily Gulf of America; Africa and Europe; the Middle East and Asia; and Latin America, primarily in Brazil, Mexico, Guyana, and Central and South America. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among geographic regions, subject to flag restrictions, as changes in market conditions dictate.

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

Offshore oil and natural gas market conditions are highly volatile. For example, oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic and the related effects on the global economy, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows hit at the beginning of the COVID-19 pandemic and hit a multi-year high of $122 per barrel during 2022 primarily as a result of the conflict between Russia and Ukraine as well as the related economic sanctions and economic uncertainty but subsequently decreased to pre-conflict levels. During the three months ended March 31, 2026, WTI oil prices reached a high of $105 per barrel and a low of $56 per barrel, ending the period at $102 per barrel. Volatility of oil prices has increased with the onset of the conflict with Iran.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related drydocking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of March 31, 2026, none of the Company’s 43 owned vessels were cold-stacked worldwide. In addition, the Company had five vessel classified as held for sale as of March 31, 2026.

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

Vessel Sales

On February 24, 2026, the Company completed the sale of one 201 foot, DP-2 platform supply vessel (“PSV”) built in 2015 for total proceeds of $14.6 million for a gain of approximately $7.3 million. Approximately $11.3 million of these sale proceeds were designated to make future payments on the construction of two PSVs and deposited in a restricted account.

On December 19, 2025, the Company completed the sale of one 201 foot, DP-2 platform supply vessel (“PSV”) built in 2013 for total proceeds of $13.4 million for a gain of approximately $8.1 million. Approximately $11.0 million of these sale proceeds were designated to make future payments on the construction of two PSVs and deposited in a restricted account.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three months (“Current Year Quarter”) ended March 31, 2026 compared with the three months (“Prior Year Quarter”) ended March 31, 2025. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2025, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended March 31,
	2026		2025
Time Charter Statistics:
Average Rates Per Day	$18,199		$18,825
Fleet Utilization	59%		60%
Fleet Available Days	3,897		4,583
Operating Revenues:
Time charter	$41,957	95%	$51,933	94%
Bareboat charter	828	2%	708	1%
Other marine services	1,497	3%	2,858	5%
	44,282	100%	55,499	100%
Costs and Expenses:
Operating:
Personnel	15,422	35%	18,537	34%
Repairs and maintenance	10,600	24%	8,520	15%
Drydocking	1,252	3%	3,869	7%
Insurance and loss reserves	1,792	4%	2,153	4%
Fuel, lubes and supplies	3,308	7%	4,546	8%
Other	5,199	12%	4,303	8%
	37,573	85%	41,928	76%
Lease expense - operating	250	1%	337	1%
Administrative and general	9,954	22%	11,486	21%
Depreciation and amortization	10,330	23%	12,810	23%
	58,107	131%	66,561	120%
Gains on Asset Dispositions and Impairments, Net	7,448	17%	5,809	10%
Operating Loss	(6,377)	(14)%	(5,253)	(9)%
Other Expense, Net	(7,270)	(16)%	(10,221)	(18)%
Loss Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	(13,647)	(31)%	(15,474)	(28)%
Income Tax Expense	2,208	5%	904	2%
Loss Before Equity in Earnings of 50% or Less Owned Companies	(15,855)	(36)%	(16,378)	(30)%
Equity in Earnings of 50% or Less Owned Companies	50	0%	889	2%
Net Loss	$(15,805)	(36)%	$(15,489)	(28)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2026
Time Charter Statistics:
Average Rates Per Day	$15,587	$18,711	$15,400	$22,477	$18,199
Fleet Utilization	24%	78%	63%	43%	59%
Fleet Available Days	562	1,538	990	807	3,897
Operating Revenues:
Time charter	$2,093	$22,534	$9,580	$7,750	$41,957
Bareboat charter	—	—	—	828	828
Other marine services	201	577	638	81	1,497
	2,294	23,111	10,218	8,659	44,282
Direct Costs and Expenses:
Operating:
Personnel	2,275	4,982	4,433	3,732	15,422
Repairs and maintenance	388	2,957	5,999	1,256	10,600
Drydocking	363	176	636	77	1,252
Insurance and loss reserves	131	330	1,039	292	1,792
Fuel, lubes and supplies	274	1,334	899	801	3,308
Other	10	3,192	623	1,374	5,199
	3,441	12,971	13,629	7,532	37,573
Direct Vessel (Loss) Profit	$(1,147)	$10,140	$(3,411)	$1,127	6,709
Other Costs and Expenses:
Lease expense	$128	$—	$73	$49	250
Administrative and general					9,954
Depreciation and amortization	1,169	4,063	3,101	1,997	10,330
					20,534
Gains on asset dispositions and impairments, net					7,448
Operating loss					$(6,377)
As of March 31, 2026
Property and Equipment:
Historical cost	$57,898	$304,919	$243,319	$146,504	$752,640
Accumulated depreciation	(43,283)	(133,802)	(115,303)	(49,402)	(341,790)
	$14,615	$171,117	$128,016	$97,102	$410,850
Total Assets (1)	$35,398	$221,523	$195,188	$114,981	$567,090

(1)
Total Assets by region does not include corporate assets of $73.7 million as of March 31, 2026.

	United States (primarily Gulf of America)	Africa and Europe	Middle East and Asia	Latin America	Total
For the Three Months Ended March 31, 2025
Time Charter Statistics:
Average Rates Per Day	$23,874	$17,294	$17,848	$22,084	$18,825
Fleet Utilization	25%	70%	75%	67%	60%
Fleet Available Days	1,121	1,710	1,170	582	4,583
Operating Revenues:
Time charter	$6,765	$20,835	$15,710	$8,623	$51,933
Bareboat charter	—	—	—	708	708
Other marine services	235	852	292	1,479	2,858
	7,000	21,687	16,002	10,810	55,499
Direct Costs and Expenses:
Operating:
Personnel	6,486	5,183	4,927	1,941	18,537
Repairs and maintenance	1,479	3,462	2,505	1,074	8,520
Drydocking	1,066	1,241	1,031	531	3,869
Insurance and loss reserves	702	594	702	155	2,153
Fuel, lubes and supplies	819	2,180	883	664	4,546
Other	349	2,727	881	346	4,303
	10,901	15,387	10,929	4,711	41,928
Direct Vessel (Loss) Profit	$(3,901)	$6,300	$5,073	$6,099	$13,571
Other Costs and Expenses:
Lease expense	$136	$63	$83	$55	337
Administrative and general					11,486
Depreciation and amortization	3,705	4,402	3,230	1,473	12,810
					24,633
Gains on asset dispositions and impairments, net					5,809
Operating loss					$(5,253)
As of March 31, 2025
Property and Equipment:
Historical cost	$215,578	$325,000	$236,337	$105,046	$881,961
Accumulated depreciation	(107,646)	(125,722)	(98,960)	(33,094)	(365,422)
	$107,932	$199,278	$137,377	$71,952	$516,539
Total Assets (1)	$137,600	$237,451	$186,108	$89,247	$650,406

(1)
Total Assets by region does not include corporate assets of $43.8 million as of March 31, 2025.

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2026
Time Charter Statistics:
Average Rates Per Day	$—	$13,833	$25,352	$16,420	$—	$18,199
Fleet Utilization	—%	73%	54%	18%	—%	59%
Fleet Available Days	—	1,862	1,585	450	—	3,897
Operating Revenues:
Time charter	$—	$18,929	$21,688	$1,340	$—	$41,957
Bareboat charter	—	—	828	—	—	828
Other marine services	—	471	811	178	37	1,497
	—	19,400	23,327	1,518	37	44,282
Direct Costs and Expenses:
Operating:
Personnel	—	5,166	7,348	2,897	11	15,422
Repairs and maintenance	—	3,179	2,801	4,594	26	10,600
Drydocking	—	576	133	543	—	1,252
Insurance and loss reserves	—	663	448	943	(262)	1,792
Fuel, lubes and supplies	—	1,503	1,201	600	4	3,308
Other	—	1,683	3,292	182	42	5,199
	—	12,770	15,223	9,759	(179)	37,573
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$250	250
Administrative and general						9,954
Depreciation and amortization	—	4,719	3,574	2,027	10	10,330
						20,534
Gains on asset dispositions and impairments, net						7,448
Operating loss						$(6,377)
As of March 31, 2026
Property and Equipment:
Historical cost	$—	$338,427	$273,809	$120,755	$19,649	$752,640
Accumulated depreciation	—	(181,256)	(77,879)	(63,334)	(19,321)	(341,790)
	$—	$157,171	$195,930	$57,421	$328	$410,850

(1)
Anchor handling towing supply vessel (“AHTS”).
(2)
Fast support vessel (“FSV”).
(3)
Platform support vessel (“PSV”).

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Three Months Ended March 31, 2025
Time Charter Statistics:
Average Rates Per Day	$—	$13,786	$19,424	$39,559	$—	$18,825
Fleet Utilization	—%	71%	55%	44%	—%	60%
Fleet Available Days	—	1,980	1,890	713	—	4,583
Operating Revenues:
Time charter	$15	$19,357	$20,286	$12,275	$—	$51,933
Bareboat charter	—	—	708	—	—	708
Other marine services	9	762	508	1,289	290	2,858
	24	20,119	21,502	13,564	290	55,499
Direct Costs and Expenses:
Operating:
Personnel	1	4,933	8,351	5,247	5	18,537
Repairs and maintenance	38	2,983	3,949	1,571	(21)	8,520
Drydocking	—	353	2,513	1,003	—	3,869
Insurance and loss reserves	—	517	631	1,241	(236)	2,153
Fuel, lubes and supplies	66	1,173	2,594	712	1	4,546
Other	12	1,782	2,018	482	9	4,303
	117	11,741	20,056	10,256	(242)	41,928
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$337	337
Administrative and general						11,486
Depreciation and amortization	4	4,932	4,133	3,719	22	12,810
						24,633
Gains on asset dispositions and impairments, net						5,809
Operating loss						$(5,253)
As of March 31, 2025
Property and Equipment:
Historical cost	$948	$341,102	$290,765	$230,181	$18,965	$881,961
Accumulated depreciation	(829)	(164,077)	(70,415)	(111,390)	(18,711)	(365,422)
	$119	$177,025	$220,350	$118,791	$254	$516,539

Fleet Counts. The Company’s fleet count as of March 31, 2026 and December 31, 2025 was as follows:

	Owned	Total
March 31, 2026
FSV	21	21
PSV	17	17
Liftboats	5	5
	43	43
December 31, 2025
FSV	21	21
PSV	18	18
Liftboats	5	5
	44	44

Operating Income (Loss)

United States, primarily Gulf of America. For the three months ended March 31, 2026 and 2025 the Company’s time charter statistics and direct vessel loss in the U.S. were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2026		2025
Time Charter Statistics:
Rates Per Day Worked:
FSV	$—		$10,782
PSV	14,291		14,221
Liftboats	16,422		36,836
Overall	15,587		23,874
Utilization:
FSV		—%		23%
PSV		26%		26%
Liftboats		30%		26%
Overall		24%		25%
Available Days:
FSV	90		270
PSV	202		350
Liftboats	270		501
Overall	562		1,121
Operating revenues:
Time charter	$2,093	91%	$6,765	97%
Other marine services	201	9%	235	3%
	2,294	100%	7,000	100%
Direct operating expenses:
Personnel	2,275	99%	6,486	93%
Repairs and maintenance	388	17%	1,479	21%
Drydocking	363	16%	1,066	15%
Insurance and loss reserves	131	6%	702	10%
Fuel, lubes and supplies	274	12%	819	12%
Other	10	0%	349	5%
	3,441	150%	10,901	156%
Direct Vessel Loss	$(1,147)	(50)%	$(3,901)	(56)%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $4.7 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $4.6 million lower due to net asset dispositions and $1.0 million lower due to the repositioning of two vessels out of the region subsequent to the Prior Year Quarter. Charter revenues were $0.9 million higher for the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”), which consists of three vessels, due to higher average day rates of $15,323 in the Current Year Quarter compared to $12,375 in the Prior Year Quarter and higher utilization of 31% in the Current Year Quarter compared to 9% in the Prior Year Quarter. As of March 31, 2026, the Company had no vessels cold-stacked in this region compared with one of 12 owned vessels (one FSV) as of March 31, 2025.

Direct Operating Expenses. Direct operating expenses were $7.5 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $5.6 million lower due to net asset dispositions, $1.4 million lower due to the repositioning of vessels between geographic regions and $0.5 million lower for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures.

Africa and Europe. For the three months ended March 31, 2026 and 2025 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2026		2025
Time Charter Statistics:
Rates Per Day Worked:
FSV	$15,163		$16,121
PSV	24,397		19,606
Overall	18,711		17,294
Utilization:
FSV		77%		81%
PSV		81%		56%
Overall		78%		70%
Available Days:
FSV	965		990
PSV	573		720
Overall	1,538		1,710
Operating revenues:
Time charter	$22,534	98%	$20,835	96%
Other marine services	577	2%	852	4%
	23,111	100%	21,687	100%
Direct operating expenses:
Personnel	4,982	22%	5,183	24%
Repairs and maintenance	2,957	13%	3,462	16%
Drydocking	176	1%	1,241	6%
Insurance and loss reserves	330	1%	594	3%
Fuel, lubes and supplies	1,334	6%	2,180	10%
Other	3,192	13%	2,727	12%
	12,971	56%	15,387	71%
Direct Vessel Profit	$10,140	44%	$6,300	29%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $1.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.5 million higher for the Regional Core Fleet, which consists of 16 vessels, primarily due to higher average day rates of $18,841 in the Current Year Quarter compared to $17,931 in the Prior Year Quarter and higher utilization of 82% in the Current Year Quarter compared to 76% in the Prior Year Quarter. Charter revenues were $0.8 million lower due to the repositioning of two vessels out of the region subsequent to the Prior Year Quarter. Other marine services were $0.3 million lower primarily due to lower catering revenues. As of March 31, 2026 and 2025, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $2.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.4 million lower due to the repositioning of vessels between geographic regions and $1.0 million lower for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Middle East and Asia. For the three months ended March 31, 2026 and 2025 the Company’s time charter statistics and direct vessel (loss) profit in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2026		2025
Time Charter Statistics:
Rates Per Day Worked:
FSV	$11,019		$8,508
PSV	26,160		15,165
Liftboats	—		41,600
Overall	15,400		17,848
Utilization:
FSV		82%		67%
PSV		67%		76%
Liftboats		—%		100%
Overall		63%		75%
Available Days:
FSV	540		540
PSV	270		450
Liftboats	180		180
Overall	990		1,170
Operating revenues:
Time charter	$9,580	94%	$15,710	98%
Other marine services	638	6%	292	2%
	10,218	100%	16,002	100%
Direct operating expenses:
Personnel	4,433	43%	4,927	31%
Repairs and maintenance	5,999	59%	2,505	16%
Drydocking	636	6%	1,031	6%
Insurance and loss reserves	1,039	10%	702	4%
Fuel, lubes and supplies	899	9%	883	6%
Other	623	6%	881	5%
	13,629	133%	10,929	68%
Direct Vessel (Loss) Profit	$(3,411)	(33)%	$5,073	32%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $6.1 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $4.4 million lower for the Regional Core Fleet, which consists of ten vessels, due to lower utilization of 61% in the Current Year Quarter compared to 80% in the Prior Year Quarter and lower average day rates of $15,994 in the Current Year Quarter compared to $18,413 in the Prior Year Quarter. Charter revenues were $2.3 million lower due to the disposition of three vessels subsequent to the Prior Year Quarter and $0.6 million higher due to the repositioning of one vessel into the region subsequent to the Prior Year Quarter. Other marine services were $0.3 million higher primarily due to higher catering revenues. As of March 31, 2026 and 2025, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $2.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $3.7 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, $0.5 million higher due to the repositioning of vessels between geographic regions and $1.5 million lower due to net asset dispositions.

Latin America (Brazil, Mexico, Guyana, and Central and South America). For the three months ended March 31, 2026 and 2025 the Company’s time charter statistics and direct vessel profit in Latin America were as follows (in thousands, except statistics):

	For the Three Months Ended March 31,
	2026		2025
Time Charter Statistics:
Rates Per Day Worked:
FSV	$15,229		$14,948
PSV	30,845		28,198
Liftboats	—		—
Overall	22,477		22,084
Utilization:
FSV		69%		100%
PSV		30%		57%
Liftboats		—%		—%
Overall		43%		67%
Available Days:
FSV	267		180
PSV	540		370
Liftboats	—		32
Overall	807		582
Operating revenues:
Time charter	$7,750	90%	$8,623	80%
Bareboat charter	828	9%	708	6%
Other marine services	81	1%	1,479	14%
	8,659	100%	10,810	100%
Direct operating expenses:
Personnel	3,732	43%	1,941	18%
Repairs and maintenance	1,256	15%	1,074	10%
Drydocking	77	1%	531	5%
Insurance and loss reserves	292	3%	155	2%
Fuel, lubes and supplies	801	9%	664	6%
Other	1,374	16%	346	3%
	7,532	87%	4,711	44%
Direct Vessel Profit	$1,127	13%	$6,099	56%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.8 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.6 million lower for the Regional Core Fleet, which consists of six vessels, primarily due to lower utilization of 60% in the Current Year Quarter compared to 70% in the Prior Year Quarter and lower average day rates of $21,255 in the Current Year Quarter compared to $22,686 in the Prior Year Quarter. Charter revenues were $0.8 million higher due to the repositioning of two vessels into the region subsequent to the Prior Year Quarter. Other marine services were $1.4 million lower primarily due to lower mobilization revenues. As of March 31, 2026 and 2025, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $2.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.5 million higher due to the repositioning of vessels between geographic regions and $0.3 million higher for the Regional Core Fleet primarily due to the timing of certain repair expenditures.

Other Operating Expenses

Lease expense. Leased-in equipment expense for the Current Year Quarter was nearly flat compared to the Prior Year Quarter.

Administrative and general. Administrative and general expenses for the Current Year Quarter were $1.5 million lower compared to the Prior Year Quarter primarily due to decreases in wages and benefits expenses partially offset by increases in allowance for credit losses.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter were $2.5 million lower compared to the Prior Year Quarter due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold one PSV, previously classified as held for sale, and other equipment for net cash proceeds of $12.8 million, after transaction costs, for a gain of $7.4 million. During the Prior Year Quarter, the Company sold one liftboat and other equipment for net cash proceeds of $8.5 million, after transaction costs, for a gain of $5.8 million.

Other Income (Expense), Net

For the three months ended March 31, 2026 and 2025, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Other Income (Expense):
Interest income	$491	$436
Interest expense	(8,239)	(9,586)
Derivative gains, net	—	125
Foreign currency gains (losses), net	478	(1,196)
	$(7,270)	$(10,221)

Interest income. Interest income for the Current Year Quarter compared with the Prior Year Quarter was nearly flat.

Interest expense. Interest expense was lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to lower outstanding debt obligations on the 2024 SMFH Credit Facility (which bears interest at a fixed rate of 10.30% per annum).

Derivative gains (losses), net. Net derivative gains for the Current Year Quarter compared with the Prior Year Quarter decreased due to the Company no longer having an open forward currency exchange contract.

Foreign currency gains (losses), net. Net foreign currency gains for the Current Year Quarter compared with foreign currency losses in the Prior Year Quarter were primarily due to the strengthening of the U.S. dollar in relation to the pound sterling and the euro.

Income Tax Expense

During the three months ended March 31, 2026, the Company’s effective income tax rate of 16.2% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S. for income tax purposes.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $0.8 million lower due to the following changes in equity earnings (in thousands):

	Three Months Ended March 31,
	2026	2025
SEACOR Marine Arabia	$136	$709
Other	(86)	180
	$50	$889

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its 2024 SMFH Credit Facility. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations and sales under the Company’s at-the-market offering program entered into on February 7, 2025 (the “ATM Program”), which has approximately $25.0 million of remaining sales capacity as of March 31, 2026. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of March 31, 2026 and March 31, 2025, the Company held balances of cash, cash equivalents and restricted cash totaling $75.4 million and $45.4 million, respectively.

As of March 31, 2026, the Company had outstanding debt of $327.4 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of March 31, 2026, are as follows (in thousands):

Actual
Remainder 2026	$22,500
2027	31,397
2028	31,397
2029	246,106
2030	—
Years subsequent to 2030	—
$331,400

As of March 31, 2026, the Company had unfunded capital commitments of $44.3 million consisting of $42.3 million in respect of the construction of two PSVs, $1.7 million in respect of two hybrid battery power systems and $0.3 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $26.1 million is payable during 2026 and the remainder is payable during 2027. As of March 31, 2026, $30.9 million remained in a restricted account designated to make payments on the construction of the two PSVs, of which $11.3 million were deposited during the first quarter of 2026 from the sale of one PSV, and the remainder from prior vessel sales, in accordance with the terms of the 2024 SMFH Credit Facility as previously described in the 2025 Annual Report. Additionally, the 2024 SMFH Credit Facility includes a dedicated $41.0 million tranche that may be used to pay up to 50% of the purchase price of these vessels. $16.4 million of this tranche was drawn as of March 31, 2026, with the remaining $24.6 million of this tranche remaining undrawn and available.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows provided by or (used in):
Operating Activities	$(15,133)	$(11,466)
Investing Activities	6,690	(12,323)
Financing Activities	(9,240)	(6,923)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(1)	—
Net Change in Cash, Restricted Cash and Cash Equivalents	$(17,684)	$(30,712)

Operating Activities

Cash flows used in operating activities was $15.1 million in the Current Year Quarter, an increase of $3.6 million compared to $11.5 million in the Prior Year Quarter due to changes in working capital and a decrease in days worked primarily due to net fleet changes. The components of cash flows provided by and/or used in operating activities during the Current Year Quarter and Prior Year Quarter were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
DVP:
United States, primarily Gulf of America	$(1,147)	$(3,901)
Africa and Europe	10,140	6,300
Middle East and Asia	(3,411)	5,073
Latin America	1,127	6,099
Operating, leased-in equipment	83	(178)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(8,514)	(10,266)
	(1,722)	3,127
Changes in operating assets and liabilities before interest and income taxes	(11,152)	(3,721)
Cash settlements on derivative transactions, net	—	(373)
Interest paid, excluding capitalized interest (1)	(2,750)	(10,935)
Interest received	491	436
Total cash flows used in operating activities	$(15,133)	$(11,466)

(1)
During the Current Year Quarter capitalized interest paid and included in the purchase of property and equipment was $1.0 million. During the Prior Year Quarter, the Company paid no capitalized interest.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Quarter, net cash provided by investing activities was $6.7 million, primarily as a result of the following:

•
capital expenditures were $6.1 million; and
•
the Company sold one PSV, previously classified as held for sale, and other equipment for net cash proceeds of $12.8 million, after transaction costs, for a gain of $7.4 million.

During the Prior Year Quarter, net cash used in investing activities was $12.3 million, primarily as a result of the following:

•
capital expenditures were $20.8 million; and
•
the Company sold one liftboat and other equipment for net cash proceeds of $8.5 million, after transaction costs, for a gain of $5.8 million.

Financing Activities

During the Current Year Quarter, net cash used in financing activities was $9.2 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $7.5 million;
•
the Company made payments on tax withholdings for restricted stock vesting of $1.7 million.

During the Prior Year Quarter, net cash used in financing activities was $6.9 million primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $5.0 million;
•
the Company made payments on long-term debt issuance costs of $0.4 million; and
•
the Company made payments on tax withholdings for restricted stock vesting of $1.5 million.

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, cash generated from operating activities and access to the credit and capital markets, including the $25.0 million in remaining sales capacity under the ATM Program, will provide sufficient liquidity to meet its obligations, including to support its capital expenditures, working capital needs, debt service requirements and covenant compliance over the short to long term. With respect to the remaining $42.3 million in capital expenditures related to the construction of two PSVs, up to $24.6 million remains available under Tranche B of the 2024 SMFH Credit Facility and $30.9 million of proceeds from vessel sales remained in a restricted account designated for these capital expenditures as of March 31, 2026. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to or the availability of the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity and compliance with covenants in its 2024 SMFH Credit Facility.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 4. Long-Term Debt” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 5. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2025 Annual Report. There have been no material changes to the Company’s long-term debt during the period.

Future Cash Requirements

For a discussion of the Company’s future cash requirements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s 2025 Annual Report. There has been no material change in the Company’s future cash requirements since our fiscal year ended December 31, 2025, except as described in “Results of Operations - Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q.

Contingencies

For a discussion of the Company’s contingencies, see “Note 9. Commitments and Contingencies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2025 Annual Report. There has been no material change in the Company’s exposure to market risk during the three months ended March 31, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of developments with respect to pending legal proceedings described in the Company’s 2025 Annual Report, see “Note 9. Commitments and Contingencies” in the unaudited consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s risk factors, refer to “Risk Factors” included in the Company’s 2025 Annual Report. There have been no material changes in the Company’s risk factors during the Current Year Quarter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	—	—
February 1, 2026 to February 28, 2026	—	$—	—	—
March 1, 2026 to March 31, 2026	228,187	$7.47	—	—

For the three months ended March 31, 2026, the Company acquired for treasury (i) 215,466 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of restricted share awards for an aggregate purchase price of $1,644,006 and (ii) 12,721 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of performance-based restricted stock units for an aggregate purchase price of $92,991. These shares were purchased in accordance with the terms of the Company’s 2022 Equity Incentive Plan.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the first quarter of 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below:

Name and Title	Action	Date	Type of Trading Arrangement(1)	Duration of Trading Arrangement(2)	Aggregate Number of Securities to be Sold pursuant to Trading Arrangement
Andrew H. Everett II, Senior Vice President, General Counsel and Secretary	Adoption	March 9, 2026	Rule 10b5-1 trading arrangement	June 15, 2027	Up to 145,000 shares of Common Stock
John Gellert, President and Chief Executive Officer	Adoption	March 10, 2026	Rule 10b5-1 trading arrangement	June 15, 2027	Up to 224,362 shares of Common Stock(3)
Jesús Llorca, Executive Vice President and Chief Financial Officer	Adoption	March 12, 2026	Rule 10b5-1 trading arrangement	June 15, 2027	Up to 399,113 shares of Common Stock(4)
Gregory Rossmiller, Senior Vice President and Chief Accounting Officer	Adoption	March 13, 2026	Rule 10b5-1 trading arrangement	June 15, 2027	Up to 121,329 shares of Common Stock

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
(4)
Mr. Llorca’s Rule 10b5-1 trading arrangement provides for the potential sale of up to (i) 249,113 shares of Common Stock and (ii) 150,000 shares of Common Stock issuable upon the exercise of options to acquire shares of Common Stock.

ITEM 6. EXHIBITS

10.1+	Form of Restricted Stock Grant Agreement under the SEACOR Marine Holdings Inc. 2025 Equity Incentive Plan.

10.2+	Form of Performance Restricted Stock Unit Grant Agreement under the SEACOR Marine Holdings Inc. 2025 Equity Incentive Plan.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Marine Holdings Inc.

Date:	April 29, 2026	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2026	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	April 29, 2026	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)