Form 10-Q
period 2026-06-30
SEACOR Marine Holdings Inc.
filed 2026-07-29
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of July 24, 2026 was 27,132,826. The registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$55,397	$68,934
Restricted cash	37,643	24,182
Receivables:
Trade, net of allowance for credit loss of $4,260 and $4,135 as of June 30, 2026 and December 31, 2025, respectively	61,955	64,522
Other	5,857	3,965
Inventories	2,061	2,196
Prepaid expenses and other	5,407	5,173
Assets held for sale	—	10,812
Total current assets	168,320	179,784
Property and Equipment:
Historical cost	754,369	776,833
Accumulated depreciation	(351,840)	(348,812)
	402,529	428,021
Construction in progress	56,594	47,002
Net property and equipment	459,123	475,023
Right-of-use asset - operating leases	933	982
Right-of-use asset - finance leases	14	19
Investments, at equity, and advances to 50% or less owned companies	3,009	2,938
Other assets	1,925	1,855
Total assets	$633,324	$660,601
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$549	$405
Current portion of finance lease liabilities	12	12
Current portion of long-term debt	30,699	30,000
Accounts payable	14,229	21,268
Accrued wages and benefits	2,772	5,357
Accrued capital, repair and maintenance expenditures	10,269	2,870
Unearned revenue	639	1,096
Accrued insurance deductibles and premiums	3,703	3,371
Other current liabilities	7,896	6,350
Total current liabilities	70,768	70,729
Long-term operating lease liabilities	559	607
Long-term finance lease liabilities	3	8
Long-term debt	289,503	304,644
Deferred income taxes	19,580	19,376
Deferred gains and other liabilities	599	565
Total liabilities	381,012	395,929
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 28,463,971 and 28,049,242 shares issued as of June 30, 2026 and December 31, 2025, respectively	284	280
Additional paid-in capital	474,395	471,862
Accumulated deficit	(220,956)	(208,444)
Shares held in treasury of 1,331,145 and 1,097,456 as of June 30, 2026 and December 31, 2025, respectively, at cost	(11,470)	(9,691)
Accumulated other comprehensive income, net of tax	9,738	10,344
	251,991	264,351
Noncontrolling interests in subsidiaries	321	321
Total equity	252,312	264,672
Total liabilities and equity	$633,324	$660,601

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues	$54,630	$60,810	$98,912	$116,309
Costs and Expenses:
Operating	46,684	49,493	84,257	91,421
Administrative and general	12,343	11,998	22,297	23,484
Lease expense	266	325	516	662
Depreciation and amortization	10,718	12,090	21,048	24,900
	70,011	73,906	128,118	140,467
Gains on Asset Dispositions and Impairments, Net	31,347	19,163	38,795	24,972
Operating Income	15,966	6,067	9,589	814
Other Income (Expense):
Interest income	443	372	934	808
Interest expense	(8,244)	(8,844)	(16,483)	(18,430)
Derivative gains, net	—	87	—	212
Foreign currency losses, net	(981)	(2,119)	(503)	(3,315)
Other, net	4	—	4	—
	(8,778)	(10,504)	(16,048)	(20,725)
Income (Loss) Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	7,188	(4,437)	(6,459)	(19,911)
Income Tax Expense	3,951	2,508	6,159	3,412
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies	3,237	(6,945)	(12,618)	(23,323)
Equity in Earnings of 50% or Less Owned Companies	56	218	106	1,107
Net Income (Loss)	$3,293	$(6,727)	$(12,512)	$(22,216)

Net Earnings (Loss) Per Share:
Basic	$0.13	$(0.26)	$(0.48)	$(0.83)
Diluted	0.12	(0.26)	(0.48)	(0.83)
Weighted Average Common Stock Outstanding:
Basic	26,072,144	25,686,560	25,929,323	26,791,291
Diluted	26,353,556	25,686,560	25,929,323	26,791,291

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income (Loss)	$3,293	$(6,727)	$(12,512)	$(22,216)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	69	2,746	(606)	3,839
	69	2,746	(606)	3,839
Comprehensive Income (Loss)	$3,362	$(3,981)	$(13,118)	$(18,377)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2026
December 31, 2025	26,951,786	$280	$471,862	1,097,456	$(9,691)	$(208,444)	$10,344	$321	$264,672
Excise tax on stock repurchase	—	—	22	—	—	—	—	—	22
Employee restricted stock grants	307,755	4	—	—	—	—	—	—	4
Amortization of share awards	—	—	2,511	—	—	—	—	—	2,511
Employee restricted stock vesting	(215,466)	—	—	215,466	(1,644)	—	—	—	(1,644)
Performance restricted stock vesting	18,202	—	—	12,721	(93)	—	—	—	(93)
Director restricted stock grants	81,477	—	—	—	—	—	—	—	—
Director restricted stock vesting	(5,502)	—	—	5,502	(42)	—	—	—	(42)
Forfeiture of employee share awards	(5,426)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(12,512)	—	—	(12,512)
Other comprehensive loss	—	—	—	—	—	—	(606)	—	(606)
June 30, 2026	27,132,826	$284	$474,395	1,331,145	$(11,470)	$(220,956)	$9,738	$321	$252,312

For the Three Months Ended June 30, 2026
March 31, 2026	27,062,277	$284	$473,241	1,325,643	$(11,428)	$(224,249)	$9,669	$321	$247,838
Excise tax on stock repurchase	—	—	22	—	—	—	—	—	22
Amortization of share awards	—	—	1,132	—	—	—	—	—	1,132
Director restricted stock grants	81,477	—	—	—	—	—	—	—	—
Director restricted stock vesting	(5,502)	—	—	5,502	(42)	—	—	—	(42)
Forfeiture of employee share awards	(5,426)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	3,293	—	—	3,293
Other comprehensive income	—	—	—	—	—	—	69	—	69
June 30, 2026	27,132,826	$284	$474,395	1,331,145	$(11,470)	$(220,956)	$9,738	$321	$252,312

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Six Months Ended June 30, 2025
December 31, 2024	27,669,361	$287	$479,283	796,965	$(8,110)	$(180,600)	$7,141	$321	$298,322
Repurchase of Common Stock	(1,355,761)	(13)	(7,076)	—	—	—	—	—	(7,089)
Repurchase of warrants	—	—	(6,668)	—	—	—	—	—	(6,668)
Employee restricted stock grants	644,880	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	3,131	—	—	—	—	—	3,131
Employee restricted stock vesting	(216,874)	—	—	216,874	(1,141)	—	—	—	(1,141)
Performance restricted stock vesting	110,741	—	—	74,189	(377)	—	—	—	(377)
Director restricted stock grants	125,923	1	(1)	—	—	—	—	—	—
Director restricted stock vesting	(2,011)	—	—	2,011	(11)	—	—	—	(11)
Net loss	—	—	—	—	—	(22,216)	—	—	(22,216)
Other comprehensive income	—	—	—	—	—	—	3,839	—	3,839
June 30, 2025	26,976,259	$281	$468,669	1,090,039	$(9,639)	$(202,816)	$10,980	$321	$267,796

For the Three Months Ended June 30, 2025
March 31, 2025	28,208,108	$293	$480,904	1,088,028	$(9,628)	$(196,089)	$8,234	$321	$284,035
Repurchase of Common Stock	(1,355,761)	(13)	(7,076)	—	—	—	—	—	(7,089)
Repurchase of warrants	—	—	(6,668)	—	—	—	—	—	(6,668)
Amortization of share awards	—	—	1,510	—	—	—	—	—	1,510
Director restricted stock grants	125,923	1	(1)	—	—	—	—	—	—
Director restricted stock vesting	(2,011)	—	—	2,011	(11)	—	—	—	(11)
Net loss	—	—	—	—	—	(6,727)	—	—	(6,727)
Other comprehensive income	—	—	—	—	—	—	2,746	—	2,746
June 30, 2025	26,976,259	$281	$468,669	1,090,039	$(9,639)	$(202,816)	$10,980	$321	$267,796

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(12,512)	$(22,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,048	24,900
Deferred financing costs amortization	85	86
Stock-based compensation expense	2,515	3,137
Debt discount amortization	473	458
Allowance for credit losses	121	(620)
Gains from equipment sales, retirements or impairments	(38,795)	(24,972)
Derivative gains	—	(212)
Interest on finance leases	1	2
Settlements on derivative transactions, net	—	(373)
Currency losses	503	3,315
Deferred income taxes	204	(3,707)
Equity earnings	(106)	(1,107)
Dividends received from 50% or less owned companies	—	3,199
Changes in Operating Assets and Liabilities:
Accounts receivables	28	5,617
Other assets	109	220
Accounts payable and accrued liabilities	(1,985)	(1,270)
Net cash used in operating activities	(28,311)	(13,543)
Cash Flows from Investing Activities:
Purchases of property and equipment	(12,517)	(31,008)
Proceeds from disposition of property and equipment	57,515	40,064
Net cash provided by investing activities	44,998	9,056
Cash Flows from Financing Activities:
Payments on long-term debt	(15,000)	(12,500)
Payments on long-term debt issuance costs	—	7,701
Payments on finance leases	(7)	(13)
Payments for repurchase of common stock	—	(7,089)
Payments for repurchase of warrants	—	(6,668)
Excise tax on stock repurchase	22	—
Tax withholdings on restricted stock vesting and director share awards	(1,779)	(1,529)
Net cash used in financing activities	(16,764)	(20,098)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	1	—
Net Change in Cash, Restricted Cash and Cash Equivalents	(76)	(24,585)
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	93,116	76,140
Cash, Restricted Cash and Cash Equivalents, End of Period	$93,040	$51,555
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$15,925	$19,504
Income taxes refunded (paid), net	102	(1,095)
Noncash Investing and Financing Activities:
Increase (decrease) in capital expenditures in accounts payable and accrued liabilities	398	(4,928)
Recognition of a new right-of-use asset - operating leases	230	—

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

Revenue that does not meet these criteria is deferred and is considered a contract liability and is recognized as such until the criteria are met. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Balance at beginning of period	$1,096	$2,534
Unearned revenues during the period	5	6,935
Revenues recognized during the period	(462)	(8,373)
Balance at end of period	$639	$1,096

As of June 30, 2026 and December 31, 2025, the Company had unearned revenue of $0.6 million and $1.1 million, respectively, primarily related to mobilization of vessels.

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

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of June 30, 2026, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was $2.1 million of capitalized interest recognized during the six months ended June 30, 2026 and $0.8 million of capitalized interest recognized during the six months ended June 30, 2025.

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

During the six months ended June 30, 2026 and 2025, the Company did not record impairment charges on any owned vessels. Impairment charges are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss). Estimated fair values for the Company-owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of June 30, 2026, the Company assessed that their estimated fair value exceeds their current carrying values. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers and other market data such as recent sales of similar vessels.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the six months ended June 30, 2026 and 2025, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the six months ended June 30, 2026, the Company’s effective income tax rate of 95.4% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S. for income tax purposes.

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

For the three months ended June 30, 2026, diluted earnings per share of Common Stock included 204,531 shares of restricted stock and 76,881 shares of Common Stock, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be dilutive. For the three months ended June 30, 2026 and 2025, diluted earnings (loss) per share of Common Stock excluded 772,783 and 1,349,373 shares of restricted stock, respectively, and 929,484 and 1,008,865 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

For the six months ended June 30, 2026 and 2025, diluted loss per share of Common Stock excluded 977,314 and 1,349,373 shares of restricted stock, respectively, and 1,006,365 and 1,008,865 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

2.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2026, capital expenditures were $12.5 million and there were no equipment deliveries. During the six months ended June 30, 2026, the Company sold three platform supply vessels (“PSV”), two liftboats and one fast support vessel (“FSV”), each previously classified as held for sale, and other equipment for net cash proceeds of $57.5 million after transaction costs, for a gain of $38.8 million. During the six months ended June 30, 2025, the Company sold two PSVs and one FSV, each previously classified as held for sale, as well as one liftboat and other equipment, each not previously classified as held for sale, for net cash proceeds of $40.1 million after transaction costs, for a gain of $25.0 million.

3.
INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	Ownership	June 30, 2026	December 31, 2025
Seabulk Angola	49.0%	$909	$1,058
SEACOR Marine Arabia	45.0%	2,032	1,809
Other	20.0% - 50.0%	68	71
		$3,009	$2,938

4.
LONG-TERM DEBT

The Company’s long-term debt obligations as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
2024 SMFH Credit Facility	$323,900	$338,900
Current portion due within one year	(30,699)	(30,000)
Unamortized debt discount	(3,134)	(3,607)
Deferred financing costs	(564)	(649)
Long-term debt, less current portion	$289,503	$304,644

As of June 30, 2026, the Company was in compliance with all debt covenants and lender requirements.

During the second quarter of 2026, the Company exercised its right to cancel the remaining $24.6 million of Tranche B of the 2024 SMFH Credit Facility available to be drawn to fund construction of two new PSVs because the Company has fully funded the amounts remaining to be paid for the two PSVs through vessel and other asset sales.

Letters of Credit. As of June 30, 2026 and December 31, 2025, the Company had outstanding letters of credit of $0.4 million securing lease obligations, labor and performance guaranties.

5.
LEASES

As of June 30, 2026, the Company leased-in certain facilities and other equipment but did not lease-in any vessels. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms of certain facilities and other equipment had a duration ranging from three to 246 months.

As of June 30, 2026, future minimum payments for leases for the remainder of 2026 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$322	$7
2027	419	9
2028	127	—
2029	70	—
2030	30	—
Years subsequent to 2030	480	—
	1,448	16
Interest component	(340)	(1)
	1,108	15
Current portion of long-term lease liabilities	549	12
Long-term lease liabilities	$559	$3

For the three and six months ended June 30, 2026 and 2025 the components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$170	$207	$330	$407
Finance lease costs:
Amortization of finance lease assets (1)	3	4	7	15
Interest on finance lease liabilities (2)	—	1	1	2
Short-term lease costs	96	118	186	255
	$269	$330	$524	$679

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the six months ended June 30, 2026 supplemental cash flow information related to leases was as follows (in thousands):

	2026	2025
Operating cash outflows from operating leases	$278	$364
Financing cash outflows from finance leases	7	13
Right-of-use assets obtained for operating lease liabilities	230	—

For the six months ended June 30, 2026 other information related to leases was as follows:

	2026	2025
Weighted average remaining lease term, in years - operating leases	10.2	9.3
Weighted average remaining lease term, in years - finance leases	1.2	2.2
Weighted average discount rate - operating leases	11.8%	8.4%
Weighted average discount rate - finance leases	11.0%	11.0%

6.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the six months ended June 30, 2026:

Statutory rate	(21.0)%
Foreign taxes	71.2%
Income (loss) of foreign subsidiaries not includable in U.S. return	30.1%
162(m) - executive compensation	7.8%
Subpart F Income and GILTI	4.8%
Share award plans	3.3%
Other	(0.8)%
Effective income tax rate	95.4%

7.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. As of June 30, 2026 and December 31, 2025, the Company had no outstanding derivative instruments.

Economic Hedges. The Company may enter into and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward currency exchange contract related to the purchase of four hybrid battery power systems, the purchase price for which is denominated in Norwegian Kroner. The Company recognized gains of $0.2 million during the six months ended June 30, 2025 on this contract, which were recognized in earnings. As of June 30, 2026 and December 31, 2025, the Company had no outstanding forward currency exchange contract.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. As of June 30, 2026 and December 31, 2025, there were no interest rate swaps held by the Company and the Company had no floating rate debt.

Other Derivative Instruments. The Company had no derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2026 and recognized gains on derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2025 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Forward currency exchange, option, and future contracts	$—	$87	$—	$212

The forward currency exchange contract relates to the purchase of four hybrid battery power systems discussed in “—Economic Hedges” above. As of June 30, 2026, the Company had no outstanding foreign currency exchange contract.

8.
FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. The Company had no financial assets and liabilities as of June 30, 2026 and December 31, 2025 that are measured at fair value on a recurring basis.

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

		Estimated Fair Value
June 30, 2026	Carrying Amount	Level 1	Level 2	Level 3
LIABILITIES
Long-term debt, including current portion	320,202	—	331,983	—
December 31, 2025
LIABILITIES
Long-term debt, including current portion	334,644	—	346,257	—

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

Property and equipment. As of June 30, 2026 and December 31, 2025, the Company recognized no impairment charges on any owned vessels.

9.
COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company had unfunded capital commitments of $39.4 million consisting of $37.5 million in respect of the construction of two PSVs, $1.7 million in respect of two hybrid battery power systems and $0.2 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $21.2 million is payable during the remainder of 2026, $16.5 million is payable during 2027 and the remainder is payable during 2028. As of June 30, 2026, $37.0 million remained in a restricted account designated to make payments on the construction of the two PSVs, of which $11.3 million was deposited during the first quarter of 2026 from the sale of one PSV, $23.8 million was deposited during the second quarter of 2026 from the sale of two PSVs and one FSV, and the remainder from prior vessel sales, all in accordance with the terms of the 2024 SMFH Credit Facility as previously described in the 2025 Annual Report. The funds deposited in the restricted account will be used to fully fund the remaining payments for the construction of the two PSVs, without the need for any additional proceeds from Tranche B of the 2024 SMFH Credit Facility, of which $16.4 million was drawn as of June 30, 2026. During the second quarter of 2026, the Company exercised its right to cancel the remaining borrowing capacity of $24.6 million of this tranche in accordance with the terms of the 2024 SMFH Credit Facility.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda., an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$31.4 million based on a historical potential levy of R$12.87 million (USD $6.1 million and USD $2.5 million, respectively, based on the exchange rate as of June 30, 2026).

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of June 30, 2026, all invoices received related to MNOPF and MNRPF have been settled in full.

10.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the six months ended June 30, 2026 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2025 (1)	1,304,145
Granted	389,232
Vested (2)	(710,637)
Forfeited	(5,426)
Outstanding as of June 30, 2026 (3)	977,314

Stock Option Activity:
Outstanding as of December 31, 2025	1,008,865
Granted	—
Exercised	—
Forfeited	(2,500)
Outstanding as of June 30, 2026	1,006,365

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

For the six months ended June 30, 2026, the Company acquired for treasury (i) 220,968 shares of Common Stock from its directors and employees to cover their tax withholding obligations upon the vesting of restricted share awards for an aggregate purchase price of $1.7 million, and (ii) 12,721 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of performance-based restricted stock units for an aggregate purchase price of $0.1 million. These shares were purchased in accordance with the terms of the Company’s 2022 Equity Incentive Plan or 2025 Equity Incentive Plan, as applicable.

11.
SEGMENT INFORMATION

The Company’s segment presentation and basis of measurement of segment profit or loss were changed in the second quarter of 2026 from what was previously described in the 2025 Annual Report. Certain reclassifications of prior period information have been made to conform the current period’s reportable segment presentation as a result of the Company’s decision to consolidate management of the United States (primarily Gulf of America) and Latin America (primarily Guyana, Brazil and Mexico) segments into a combined Americas segment. In prior periods the United States and Latin America were reported as separate segments. Due to the reduction of the United States operating segment through reduced charter activities as well as the repositioning of vessels out of the region, the Company’s United States operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Americas segment. As a result, for purposes of segment reporting and management oversight, the United States operations are now combined with the Latin America operations and reported and managed as a combined Americas segment, and prior period information has been conformed to the new consolidated reporting segment. The following tables summarize the operating results, capital expenditures and assets of the Company’s reportable segments for the periods indicated (in thousands):

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Three Months Ended June 30, 2026
Operating Revenues:
Time charter	$15,518	$25,248	$8,931	$49,697
Bareboat charter	834	—	—	834
Other marine services	1,353	1,041	1,705	4,099
	17,705	26,289	10,636	54,630
Direct Costs and Expenses:
Operating:
Personnel	5,322	5,523	4,852	15,697
Repairs and maintenance	2,252	5,673	4,723	12,648
Drydocking	680	554	1,727	2,961
Insurance and loss reserves	787	504	1,407	2,698
Fuel, lubes and supplies	1,494	2,416	1,392	5,302
Other	3,271	3,154	953	7,378
	13,806	17,824	15,054	46,684
Direct Vessel Profit (Loss)	$3,899	$8,465	$(4,418)	7,946
Other Costs and Expenses:
Lease expense	$191	$—	$75	266
Administrative and general				12,343
Depreciation and amortization	3,168	4,485	3,065	10,718
				23,327
Gains on asset dispositions and impairments, net				31,347
Operating income				$15,966

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Six Months Ended June 30, 2026
Operating Revenues:
Time charter	$25,361	$47,782	$18,511	$91,654
Bareboat charter	1,662	—	—	1,662
Other marine services	1,635	1,618	2,343	5,596
	28,658	49,400	20,854	98,912
Direct Costs and Expenses:
Operating:
Personnel	11,329	10,505	9,285	31,119
Repairs and maintenance	3,896	8,630	10,722	23,248
Drydocking	1,120	730	2,363	4,213
Insurance and loss reserves	1,210	834	2,446	4,490
Fuel, lubes and supplies	2,569	3,750	2,291	8,610
Other	4,655	6,346	1,576	12,577
	24,779	30,795	28,683	84,257
Direct Vessel Profit (Loss)	$3,879	$18,605	$(7,829)	14,655
Other Costs and Expenses:
Lease expense	$368	$—	$148	516
Administrative and general				22,297
Depreciation and amortization	6,334	8,548	6,166	21,048
				43,861
Gains on asset dispositions and impairments, net				38,795
Operating income				$9,589
As of June 30, 2026
Property and Equipment:
Historical Cost	$187,845	$322,783	$243,741	$754,369
Accumulated Depreciation	(91,051)	(142,164)	(118,625)	(351,840)
	$96,794	$180,619	$125,116	$402,529
Total Assets (1)	$120,274	$224,039	$198,329	$542,642

(1)
Total Assets by region does not include corporate assets of $90.7 million as of June 30, 2026.
(2)
In prior periods the United States and Latin America were reported as separate segments. Due to the reduction of the United States operating segment, the Company’s United States operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Americas segment. As a result, for purposes of segment reporting United States operations are now consolidated with Latin America operations and reported as a consolidated segment, and prior period information has been conformed to the new consolidated reporting segment.

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Three Months Ended June 30, 2025
Operating Revenues:
Time charter	$20,773	$24,535	$12,365	$57,673
Bareboat charter	838	—	—	838
Other marine services	1,061	806	432	2,299
	22,672	25,341	12,797	60,810
Direct Costs and Expenses:
Operating:
Personnel	8,943	5,515	4,511	18,969
Repairs and maintenance	2,664	4,646	6,338	13,648
Drydocking	4,229	901	13	5,143
Insurance and loss reserves	1,241	899	842	2,982
Fuel, lubes and supplies	1,303	1,714	1,279	4,296
Other	994	2,357	1,104	4,455
	19,374	16,032	14,087	49,493
Direct Vessel Profit (Loss)	$3,298	$9,309	$(1,290)	11,317
Other Costs and Expenses:
Lease expense	$202	$51	$72	325
Administrative and general				11,998
Depreciation and amortization	4,600	4,263	3,227	12,090
				24,413
Gains on asset dispositions and impairments, net				19,163
Operating income				$6,067

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Six Months Ended June 30, 2025
Operating Revenues:
Time charter	$36,161	$45,370	$28,075	$109,606
Bareboat charter	1,546	—	—	1,546
Other marine services	2,775	1,658	724	5,157
	40,482	47,028	28,799	116,309
Direct Costs and Expenses:
Operating:
Personnel	17,370	10,698	9,438	37,506
Repairs and maintenance	5,217	8,108	8,843	22,168
Drydocking	5,826	2,142	1,044	9,012
Insurance and loss reserves	2,098	1,493	1,544	5,135
Fuel, lubes and supplies	2,786	3,894	2,162	8,842
Other	1,689	5,084	1,985	8,758
	34,986	31,419	25,016	91,421
Direct Vessel Profit	$5,496	$15,609	$3,783	24,888
Other Costs and Expenses:
Lease expense	$393	$114	$155	662
Administrative and general				23,484
Depreciation and amortization	9,778	8,665	6,457	24,900
				49,046
Gains on asset dispositions and impairments, net				24,972
Operating income				$814
As of June 30, 2025
Property and Equipment:
Historical Cost	$320,379	$315,018	$252,011	$887,408
Accumulated Depreciation	(145,095)	(122,999)	(109,171)	(377,265)
	$175,284	$192,019	$142,840	$510,143
Total Assets (1)	$209,413	$229,966	$191,228	$630,607

(1)
Total Assets by region does not include corporate assets of $49.4 million as of June 30, 2025.
(2)
In prior periods the United States and Latin America were reported as separate segments. Due to the reduction of the United States operating segment, the Company’s United States operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Americas segment. As a result, for purposes of segment reporting United States operations are now consolidated with Latin America operations and reported as a consolidated segment, and prior period information has been conformed to the new consolidated reporting segment.

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of June 30, 2026, and 2025, the Company’s investments, at equity, and advances to 50% or less owned companies were $3.0 million and $2.3 million, respectively. Equity in earnings of 50% or less owned companies for the six months ended June 30, 2026 and 2025 were $0.1 million and $1.1 million, respectively.

12.
COST REDUCTION MEASURES

During the fourth quarter of 2025, the Company initiated certain cost reduction measures to better align its operating expenses with the current state of the offshore marine industry, in general, and its business, in particular. These measures include a reduction of workforce, reorganization of the management structure and streamlining of operations. As a result of the cost reduction measures taken in the fourth quarter of 2025, the Company recognized savings of $2.0 million in wages and benefits expenses for the six months ended June 30, 2026. Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities.

13.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, including our announcement of the commencement of a strategic review of the business, business prospects, anticipated economic performance and financial condition and other similar matters. Achievement of these expectations and strategic objectives, including any increase to shareholder value from the strategic review, business prospects, anticipated economic performance and financial condition involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time. All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission.

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

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of June 30, 2026, the Company operated a fleet of 38 support vessels, of which all were owned. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

The Company operates its fleet in three principal geographic regions: the Americas; Africa and Europe; and the Middle East and Asia. The Company’s vessels are highly mobile and regularly and routinely move between countries within a geographic region. In addition, the Company’s vessels are redeployed among geographic regions, subject to flag restrictions, as changes in market conditions dictate.

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

Offshore oil and natural gas market conditions are highly volatile. For example, oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows of the pandemic and hit a multi-year high of $122 per barrel during 2022 primarily as a result of the conflict between Russia and Ukraine but subsequently decreased to pre-conflict levels. Volatility of oil prices has more recently significantly increased and become even more difficult to predict with the onset of the conflict with Iran and the associated affects the conflict has had on one of the of the world’s most important oil producing regions. During the six months ended June 30, 2026, WTI oil prices reached a high of $113 per barrel and a low of $56 per barrel, ending the period at $70 per barrel.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related drydocking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of June 30, 2026, none of the Company’s 38 owned vessels were cold-stacked worldwide.

Recent Developments

Strategic Alternatives Review

On July 29, 2026, the Company announced that its Board of Directors (“Board”) is evaluating potential strategic alternatives to maximize shareholder value. During the review process, the Board expects to evaluate a range of strategic alternatives that may include a sale of the Company, merger, other business combinations, sale of assets, or other transactions aimed at maximizing value for shareholders. The Board has retained independent financial advisors to assist in evaluating strategic alternatives. The Board and management team remain fully committed to acting in the best interests of the Company and its stakeholders throughout this evaluation process.

There can be no assurance that the strategic review process will result in any transaction or other strategic outcome. The Company has not established a timetable for completion of the review process and does not intend to disclose developments related to the review unless and until SEACOR Marine executes a definitive agreement with respect thereto, or the Board otherwise determines that further disclosure is appropriate or required.

Modification of 2024 Credit Agreement

On May 20, 2026, SEACOR Marine, as parent guarantor, and SEACOR Marine Foreign Holdings Inc., as borrower and wholly-owned subsidiary of the Company (“SMFH”), entered into a letter agreement (“Letter Agreement”) for the purposes of modifying that certain credit agreement, dated as of November 27, 2024, among the Company, SMFH, certain other wholly-owned subsidiaries of the Company, as subsidiary guarantors, an affiliate of EnTrust Global, as lender, Kroll Agency Services Limited, as facility agent, and Kroll Trustee Services Limited, as security trustee (the “2024 Credit Agreement”).

The Letter Agreement provided for (i) the release to SMFH of $13.7 million (the “Release”) from a restricted escrow account into which vessel sale proceeds are deposited from the sale of vessels that serve as collateral under the 2024 Credit Agreement (the “Escrow Account”) and (ii) the cancellation of the $24.6 million of undrawn commitments available under Tranche B of the 2024 Credit Agreement (“Tranche B”). The Tranche B commitments were exclusively available to make a portion of the payments for the construction of two platform supply vessels (“PSVs”), each with a contract price of $41.0 million per vessel. After giving effect to the Release, the Escrow Account held $41.0 million to be used to fully fund the remaining PSV construction payments without the need for any additional borrowings. The new PSVs are expected to be delivered in the fourth quarter of 2026 and the first quarter of 2027, respectively.

Cost Reduction Measures

During the fourth quarter of 2025, the Company initiated certain cost reduction measures to better align its operating expenses with the current state of the offshore marine industry, in general, and its business, in particular. These measures include a reduction of workforce, reorganization of the management structure and streamlining of operations. For the year ended December 31, 2025, the Company incurred one-time charges totaling $1.2 million related to severance charges arising from a reduction in workforce resulting in a decrease in annualized wages and benefits expenses of at least $3.9 million. Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities. As a result of the cost reduction measures, the Company recognized savings of $2.0 million in wages and benefits expenses for the six months ended June 30, 2026.

Vessel Sales

On May 20, 2026, the Company completed the sale of one 241.5 foot, DP-2 PSV built in 2009 for total proceeds of $8.0 million for a gain of approximately $7.4 million. Approximately $6.2 million of these sale proceeds were designated to make future payments on the construction of two PSVs and deposited in the Escrow Account.

On May 18, 2026, the Company completed the sale of two liftboats built in 2009 for total proceeds of $16.0 million for a gain of approximately $9.6 million. None of the sales proceeds from these liftboat sales were encumbered by the Company’s 2024 SMFH Credit Facility or required to be used to repay such facility.

On April 21, 2026, the Company completed the sale of one 190 foot, DP-2 fast support vessel (“FSV”) built in 2010 for total proceeds of $7.9 million for a gain of approximately $6.9 million. Approximately $6.2 million of these sale proceeds were designated to make future payments on the construction of two PSVs and deposited in the Escrow Account.

On April 14, 2026, the Company completed the sale of one 201 foot, DP-2 PSV built in 2015 for total proceeds of $14.6 million for a gain of approximately $7.6 million. Approximately $11.4 million of these sale proceeds were designated to make future payments on the construction of two PSVs and deposited in the Escrow Account.

On February 24, 2026, the Company completed the sale of one 201 foot, DP-2 PSV built in 2015 for total proceeds of $14.6 million for a gain of approximately $7.3 million. Approximately $11.3 million of these sale proceeds were designated to make future payments on the construction of two PSVs and deposited in the Escrow Account.

On December 19, 2025, the Company completed the sale of one 201 foot, DP-2 PSV built in 2013 for total proceeds of $13.4 million for a gain of approximately $8.1 million. Approximately $11.0 million of these sale proceeds were designated to make future payments on the construction of two PSVs and deposited in the Escrow Account.

On September 29, 2025, the Company completed the sale of the United States (“U.S.”) flag liftboat LB Jill and the U.S. flag liftboat LB Robert (together, the “Liftboat Sales”) for total proceeds of $76.0 million. In addition, concurrently with the closing of the Liftboat Sales, the Company sold certain uninstalled vessel equipment for total proceeds of $1.0 million (the “Equipment Sale”). After deducting transaction costs and expenses, the Company received net cash proceeds of $74.7 million and recognized a gain of $30.5 million for the Liftboat Sales and the Equipment Sale. None of the sale proceeds from the Liftboat Sales and the Equipment Sale are encumbered by the Company’s 2024 SMFH Credit Facility or required to be used to repay such facility.

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three and six months (“Current Year Quarter” and “Current Year Six Months”) ended June 30, 2026 compared with the three and six months (“Prior Year Quarter” and “Prior Year Six Months”) ended June 30, 2025. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2025, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Time Charter Statistics:
Average Rates Per Day	$20,227		$19,731		$19,245		$19,291
Fleet Utilization	68%		68%		63%		64%
Fleet Available Days	3,635		4,310		7,532		8,893
Operating Revenues:
Time charter	$49,697	91%	$57,673	95%	$91,654	93%	$109,606	94%
Bareboat charter	834	2%	838	1%	1,662	2%	1,546	1%
Other marine services	4,099	7%	2,299	4%	5,596	5%	5,157	5%
	54,630	100%	60,810	100%	98,912	100%	116,309	100%
Costs and Expenses:
Operating:
Personnel	15,697	29%	18,969	31%	31,119	31%	37,506	32%
Repairs and maintenance	12,648	23%	13,648	22%	23,248	23%	22,168	19%
Drydocking	2,961	5%	5,143	9%	4,213	4%	9,012	8%
Insurance and loss reserves	2,698	5%	2,982	5%	4,490	5%	5,135	4%
Fuel, lubes and supplies	5,302	10%	4,296	7%	8,610	9%	8,842	8%
Other	7,378	13%	4,455	7%	12,577	13%	8,758	8%
	46,684	85%	49,493	81%	84,257	85%	91,421	79%
Lease expense - operating	266	0%	325	1%	516	1%	662	1%
Administrative and general	12,343	23%	11,998	20%	22,297	23%	23,484	20%
Depreciation and amortization	10,718	20%	12,090	20%	21,048	21%	24,900	21%
	70,011	128%	73,906	122%	128,118	130%	140,467	121%
Gains on Asset Dispositions and Impairments, Net	31,347	57%	19,163	32%	38,795	39%	24,972	21%
Operating Income	15,966	29%	6,067	10%	9,589	10%	814	1%
Other Expense, Net	(8,778)	(16)%	(10,504)	(17)%	(16,048)	(16)%	(20,725)	(18)%
Income (Loss) Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	7,188	13%	(4,437)	(7)%	(6,459)	(7)%	(19,911)	(17)%
Income Tax Expense	3,951	7%	2,508	4%	6,159	6%	3,412	3%
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies	3,237	6%	(6,945)	(11)%	(12,618)	(13)%	(23,323)	(20)%
Equity in Earnings of 50% or Less Owned Companies	56	0%	218	0%	106	0%	1,107	1%
Net Income (Loss)	$3,293	6%	$(6,727)	(11)%	$(12,512)	(13)%	$(22,216)	(19)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	Americas (1)	Africa and Europe	Middle East and Asia	Total
For the Three Months Ended June 30, 2026
Time Charter Statistics:
Average Rates Per Day	$28,394	$18,877	$15,588	$20,227
Fleet Utilization	58%	77%	60%	68%
Fleet Available Days	935	1,741	959	3,635
Operating Revenues:
Time charter	$15,518	$25,248	$8,931	$49,697
Bareboat charter	834	—	—	834
Other marine services	1,353	1,041	1,705	4,099
	17,705	26,289	10,636	54,630
Direct Costs and Expenses:
Operating:
Personnel	5,322	5,523	4,852	15,697
Repairs and maintenance	2,252	5,673	4,723	12,648
Drydocking	680	554	1,727	2,961
Insurance and loss reserves	787	504	1,407	2,698
Fuel, lubes and supplies	1,494	2,416	1,392	5,302
Other	3,271	3,154	953	7,378
	13,806	17,824	15,054	46,684
Direct Vessel Profit (Loss)	$3,899	$8,465	$(4,418)	7,946
Other Costs and Expenses:
Lease expense	$191	$—	$75	266
Administrative and general				12,343
Depreciation and amortization	3,168	4,485	3,065	10,718
				23,327
Gains on asset dispositions and impairments, net				31,347
Operating income				$15,966

(1)
In prior periods the United States and Latin America were reported as separate segments. Due to the reduction of the United States operating segment, the Company’s United States operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Americas segment. As a result, for purposes of segment reporting United States operations are now consolidated with Latin America operations and reported as a consolidated segment, and prior period information has been conformed to the new consolidated reporting segment.

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Six Months Ended June 30, 2026
Time Charter Statistics:
Average Rates Per Day	$24,728	$18,798	$15,490	$19,245
Fleet Utilization	45%	78%	61%	63%
Fleet Available Days	2,304	3,279	1,949	7,532
Operating Revenues:
Time charter	$25,361	$47,782	$18,511	$91,654
Bareboat charter	1,662	—	—	1,662
Other marine services	1,635	1,618	2,343	5,596
	28,658	49,400	20,854	98,912
Direct Costs and Expenses:
Operating:
Personnel	$11,329	$10,505	$9,285	31,119
Repairs and maintenance	3,896	8,630	10,722	23,248
Drydocking	1,120	730	2,363	4,213
Insurance and loss reserves	1,210	834	2,446	4,490
Fuel, lubes and supplies	2,569	3,750	2,291	8,610
Other	4,655	6,346	1,576	12,577
	24,779	30,795	28,683	84,257
Direct Vessel Profit (Loss)	$3,879	$18,605	$(7,829)	14,655
Other Costs and Expenses:
Lease expense	$368	$—	$148	516
Administrative and general				22,297
Depreciation and amortization	6,334	8,548	6,166	21,048
				43,861
Gains on asset dispositions and impairments, net				38,795
Operating income				$9,589
As of June 30, 2026
Property and Equipment:
Historical cost	$187,845	$322,783	$243,741	$754,369
Accumulated depreciation	(91,051)	(142,164)	(118,625)	(351,840)
	$96,794	$180,619	$125,116	$402,529
Total Assets (1)	$120,274	$224,039	$198,329	$542,642

(1)
Total Assets by region does not include corporate assets of $90.7 million as of June 30, 2026.
(2)
In prior periods the United States and Latin America were reported as separate segments. Due to the reduction of the United States operating segment, the Company’s United States operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Americas segment. As a result, for purposes of segment reporting United States operations are now consolidated with Latin America operations and reported as a consolidated segment, and prior period information has been conformed to the new consolidated reporting segment.

	Americas (1)	Africa and Europe	Middle East and Asia	Total
For the Three Months Ended June 30, 2025
Time Charter Statistics:
Average Rates Per Day	$24,622	$19,140	$15,506	$19,731
Fleet Utilization	54%	77%	73%	68%
Fleet Available Days	1,553	1,668	1,089	4,310
Operating Revenues:
Time charter	$20,773	$24,535	$12,365	$57,673
Bareboat charter	838	—	—	838
Other marine services	1,061	806	432	2,299
	22,672	25,341	12,797	60,810
Direct Costs and Expenses:
Operating:
Personnel	8,943	5,515	4,511	18,969
Repairs and maintenance	2,664	4,646	6,338	13,648
Drydocking	4,229	901	13	5,143
Insurance and loss reserves	1,241	899	842	2,982
Fuel, lubes and supplies	1,303	1,714	1,279	4,296
Other	994	2,357	1,104	4,455
	19,374	16,032	14,087	49,493
Direct Vessel Profit (Loss)	$3,298	$9,309	$(1,290)	$11,317
Other Costs and Expenses:
Lease expense	$202	$51	$72	325
Administrative and general				11,998
Depreciation and amortization	4,600	4,263	3,227	12,090
				24,413
Gains on asset dispositions and impairments, net				19,163
Operating income				$6,067

(1)
In prior periods the United States and Latin America were reported as separate segments. Due to the reduction of the United States operating segment, the Company’s United States operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Americas segment. As a result, for purposes of segment reporting United States operations are now consolidated with Latin America operations and reported as a consolidated segment, and prior period information has been conformed to the new consolidated reporting segment.

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Six Months Ended June 30, 2025
Time Charter Statistics:
Average Rates Per Day	$23,829	$18,246	$16,735	$19,291
Fleet Utilization	47%	74%	74%	64%
Fleet Available Days	3,256	3,378	2,259	8,893
Operating Revenues:
Time charter	$36,161	$45,370	$28,075	$109,606
Bareboat charter	1,546	—	—	1,546
Other marine services	2,775	1,658	724	5,157
	40,482	47,028	28,799	116,309
Direct Costs and Expenses:
Operating:
Personnel	17,370	10,698	9,438	37,506
Repairs and maintenance	5,217	8,108	8,843	22,168
Drydocking	5,826	2,142	1,044	9,012
Insurance and loss reserves	2,098	1,493	1,544	5,135
Fuel, lubes and supplies	2,786	3,894	2,162	8,842
Other	1,689	5,084	1,985	8,758
	34,986	31,419	25,016	91,421
Direct Vessel Profit	$5,496	$15,609	$3,783	$24,888
Other Costs and Expenses:
Lease expense	$393	$114	$155	662
Administrative and general				23,484
Depreciation and amortization	9,778	8,665	6,457	24,900
				49,046
Gains on asset dispositions and impairments, net				24,972
Operating income				$814
As of June 30, 2025
Property and Equipment:
Historical cost	$320,379	$315,018	$252,011	$887,408
Accumulated depreciation	(145,095)	(122,999)	(109,171)	(377,265)
	$175,284	$192,019	$142,840	$510,143
Total Assets (1)	$209,413	$229,966	$191,228	$630,607

(1)
Total Assets by region does not include corporate assets of $49.4 million as of June 30, 2025.
(2)
In prior periods the United States and Latin America were reported as separate segments. Due to the reduction of the United States operating segment, the Company’s United States operations are no longer analyzed by the chief operating decision maker on a standalone basis but rather as part of the Americas segment. As a result, for purposes of segment reporting United States operations are now consolidated with Latin America operations and reported as a consolidated segment, and prior period information has been conformed to the new consolidated reporting segment.

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended June 30, 2026
Time Charter Statistics:
Average Rates Per Day	$—	$14,411	$28,443	$16,417	$—	$20,227
Fleet Utilization	—%	74%	70%	24%	—%	68%
Fleet Available Days	—	1,840	1,427	368	—	3,635
Operating Revenues:
Time charter	$—	$19,636	$28,622	$1,448	$(9)	$49,697
Bareboat charter	—	—	834	—	—	834
Other marine services	—	1,819	1,459	789	32	4,099
	—	21,455	30,915	2,237	23	54,630
Direct Costs and Expenses:
Operating:
Personnel	—	5,416	7,859	2,409	13	15,697
Repairs and maintenance	—	6,434	2,865	3,294	55	12,648
Drydocking	—	898	803	1,260	—	2,961
Insurance and loss reserves	—	951	903	844	—	2,698
Fuel, lubes and supplies	—	1,481	3,290	531	—	5,302
Other	—	2,548	4,357	497	(24)	7,378
	—	17,728	20,077	8,835	44	46,684
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$266	266
Administrative and general						12,343
Depreciation and amortization	—	5,244	3,565	1,734	175	10,718
						23,327
Gains on asset dispositions and impairments, net						31,347
Operating income						$15,966

(1)
Anchor handling towing supply vessel (“AHTS”).
(2)
Fast support vessel (“FSV”).
(3)
Platform support vessel (“PSV”).

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Six Months Ended June 30, 2026
Time Charter Statistics:
Average Rates Per Day	$—	$14,122	$27,023	$16,419	$—	$19,245
Fleet Utilization	—%	74%	62%	21%	—%	63%
Fleet Available Days	—	3,702	3,012	818	—	7,532
Operating Revenues:
Time charter	$—	$38,565	$50,310	$2,788	$(9)	$91,654
Bareboat charter	—	—	1,662	—	—	1,662
Other marine services	—	2,290	2,270	967	69	5,596
	—	40,855	54,242	3,755	60	98,912
Direct Costs and Expenses:
Operating:
Personnel	—	10,582	15,207	5,306	24	31,119
Repairs and maintenance	—	9,613	5,666	7,888	81	23,248
Drydocking	—	1,474	936	1,803	—	4,213
Insurance and loss reserves	—	1,614	1,351	1,787	(262)	4,490
Fuel, lubes and supplies	—	2,984	4,491	1,131	4	8,610
Other	—	4,231	7,649	679	18	12,577
	—	30,498	35,300	18,594	(135)	84,257
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$516	516
Administrative and general						22,297
Depreciation and amortization	—	9,963	7,139	3,761	185	21,048
						43,861
Gains on asset dispositions and impairments, net						38,795
Operating income						$9,589
As of June 30, 2026
Property and Equipment:
Historical cost	$—	$339,525	$275,120	$120,132	$19,592	$754,369
Accumulated depreciation	—	(186,497)	(81,444)	(64,460)	(19,439)	(351,840)
	$—	$153,028	$193,676	$55,672	$153	$402,529

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Three Months Ended June 30, 2025
Time Charter Statistics:
Average Rates Per Day	$—	$13,468	$22,231	$31,904	$—	$19,731
Fleet Utilization	—%	67%	68%	67%	—%	68%
Fleet Available Days	—	1,935	1,738	637	—	4,310
Operating Revenues:
Time charter	$(22)	$17,573	$26,440	$13,682	$—	$57,673
Bareboat charter	—	—	838	—	—	838
Other marine services	(9)	516	433	1,168	191	2,299
	(31)	18,089	27,711	14,850	191	60,810
Direct Costs and Expenses:
Operating:
Personnel	9	4,526	8,567	5,673	194	18,969
Repairs and maintenance	255	3,542	3,799	6,022	30	13,648
Drydocking	—	666	1,993	2,484	—	5,143
Insurance and loss reserves	(4)	683	906	1,376	21	2,982
Fuel, lubes and supplies	(125)	1,449	1,858	1,114	—	4,296
Other	(4)	1,428	2,199	803	29	4,455
	131	12,294	19,322	17,472	274	49,493
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$325	325
Administrative and general						11,998
Depreciation and amortization	3	4,703	3,943	3,424	17	12,090
						24,413
Gains on asset dispositions and impairments, net						19,163
Operating income						$6,067

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Six Months Ended June 30, 2025
Time Charter Statistics:
Average Rates Per Day	$—	$13,633	$20,919	$35,118	$—	$19,291
Fleet Utilization	—%	69%	62%	55%	—%	64%
Fleet Available Days	—	3,915	3,628	1,350	—	8,893
Operating Revenues:
Time charter	$(7)	$36,930	$46,726	$25,957	$—	$109,606
Bareboat charter	—	—	1,546	—	—	1,546
Other marine services	—	1,278	941	2,457	481	5,157
	(7)	38,208	49,213	28,414	481	116,309
Direct Costs and Expenses:
Operating:
Personnel	10	9,459	16,918	10,920	199	37,506
Repairs and maintenance	293	6,525	7,748	7,593	9	22,168
Drydocking	—	1,019	4,506	3,487	—	9,012
Insurance and loss reserves	(4)	1,200	1,537	2,617	(215)	5,135
Fuel, lubes and supplies	(59)	2,622	4,452	1,826	1	8,842
Other	8	3,210	4,217	1,285	38	8,758
	248	24,035	39,378	27,728	32	91,421
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$662	662
Administrative and general						23,484
Depreciation and amortization	7	9,635	8,076	7,143	39	24,900
						49,046
Gains on asset dispositions and impairments, net						24,972
Operating income						$814
As of June 30, 2025
Property and Equipment:
Historical cost	$948	$341,426	$296,183	$229,920	$18,931	$887,408
Accumulated depreciation	(833)	(168,742)	(74,359)	(114,641)	(18,690)	(377,265)
	$115	$172,684	$221,824	$115,279	$241	$510,143

Fleet Counts. The Company’s fleet count as of June 30, 2026 and December 31, 2025 was as follows:

	Owned	Total
June 30, 2026
FSV	20	20
PSV	15	15
Liftboats	3	3
	38	38
December 31, 2025
FSV	21	21
PSV	18	18
Liftboats	5	5
	44	44

Operating Income (Loss)

Americas. For the three and six months ended June 30, 2026 and 2025 the Company’s time charter statistics and direct vessel profit in the Americas were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
Time Charter Statistics:
Rates Per Day Worked:
FSV	$16,120		$15,188		$15,668		$14,328
PSV	40,131		22,825		34,334		23,327
Liftboats	16,417		30,230		16,420		32,063
Overall	28,394		24,622		24,728		23,829
Utilization:
FSV		66%		27%		58%		40%
PSV		58%		60%		40%		51%
Liftboats		47%		73%		37%		47%
Overall		58%		54%		45%		47%
Available Days:
FSV	273		455		630		905
PSV	476		643		1,218		1,363
Liftboats	186		455		456		988
Overall	935		1,553		2,304		3,256
Operating revenues:
Time charter	$15,518	88%	$20,773	92%	$25,361	88%	$36,161	89%
Bareboat charter	834	5%	838	4%	1,662	6%	1,546	4%
Other marine services	1,353	7%	1,061	4%	1,635	6%	2,775	7%
	17,705	100%	22,672	100%	28,658	100%	40,482	100%
Direct operating expenses:
Personnel	5,322	30%	8,943	39%	11,329	40%	17,370	43%
Repairs and maintenance	2,252	13%	2,664	12%	3,896	14%	5,217	13%
Drydocking	680	4%	4,229	19%	1,120	4%	5,826	14%
Insurance and loss reserves	787	4%	1,241	5%	1,210	4%	2,098	5%
Fuel, lubes and supplies	1,494	8%	1,303	6%	2,569	9%	2,786	7%
Other	3,271	19%	994	4%	4,655	15%	1,689	4%
	13,806	78%	19,374	85%	24,779	86%	34,986	86%
Direct Vessel Profit	$3,899	22%	$3,298	15%	$3,879	14%	$5,496	14%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $5.3 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $10.7 million lower due to the disposition of five vessels subsequent to the Prior Year Quarter. Charter revenues were $5.3 million higher due to the repositioning of two vessels with higher than average day rates into the region partially offset by four vessels repositioned out of the region subsequent to the Prior Year Quarter. Charter revenues were $0.1 million higher for the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”), which consists of seven vessels, due to higher utilization of 61% in the Current Year Quarter compared to 51% in the Prior Year Quarter offset by lower average day rates of $20,886 in the Current Year Quarter compared to $24,730 in the Prior Year Quarter. Other marine services were $0.3 million higher primarily due to higher mobilization revenues offset by lower catering revenues. As of June 30, 2026, the Company had no vessels cold-stacked in this region compared with three of 11 owned vessels (three FSVs) as of June 30, 2025.

Direct Operating Expenses. Direct operating expenses were $5.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $11.1 million lower due to net asset dispositions, $5.4 million higher due to the repositioning of vessels between geographic regions and $0.1 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $10.7 million lower in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $15.4 million lower due to the disposition of five vessels subsequent to the Prior Year Six Months and were $0.7 million lower for the Regional Core Fleet, which consists of seven vessels, due to lower average day rates of $21,067 in the Current Year Six Months compared to $23,460 in the Prior Year Six Months offset by higher utilization of 56% in the Current Year Six Months compared to 53% in the Prior Year Six Months. Charter revenues were $5.4 million higher due to the repositioning of three vessels with higher than average day rates into the region partially offset by four vessels repositioned out of the region subsequent to the Prior Year Six Months. Other marine services were $1.1 million lower primarily due to lower catering revenues.

Direct Operating Expenses. Direct operating expenses were $10.2 million lower in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $18.6 million lower due to net asset dispositions, $8.0 million higher due to the repositioning of vessels between geographic regions and $0.4 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures.

Africa and Europe. For the three and six months ended June 30, 2026 and 2025 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
Time Charter Statistics:
Rates Per Day Worked:
FSV	$15,710		$15,278		$15,445		$15,702
PSV	23,467		25,473		23,894		22,825
Overall	18,877		19,140		18,798		18,246
Utilization:
FSV		78%		84%		77%		83%
PSV		76%		67%		78%		61%
Overall		77%		77%		78%		74%
Available Days:
FSV	1,021		940		1,986		1,930
PSV	720		728		1,293		1,448
Overall	1,741		1,668		3,279		3,378
Operating revenues:
Time charter	$25,248	96%	$24,535	97%	$47,782	97%	$45,370	96%
Other marine services	1,041	4%	806	3%	1,618	3%	1,658	4%
	26,289	100%	25,341	100%	49,400	100%	47,028	100%
Direct operating expenses:
Personnel	5,523	21%	5,515	22%	10,505	21%	10,698	23%
Repairs and maintenance	5,673	22%	4,646	18%	8,630	17%	8,108	17%
Drydocking	554	2%	901	4%	730	1%	2,142	5%
Insurance and loss reserves	504	2%	899	3%	834	2%	1,493	3%
Fuel, lubes and supplies	2,416	9%	1,714	7%	3,750	8%	3,894	8%
Other	3,154	12%	2,357	9%	6,346	13%	5,084	11%
	17,824	68%	16,032	63%	30,795	62%	31,419	67%
Direct Vessel Profit	$8,465	32%	$9,309	37%	$18,605	38%	$15,609	33%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $0.7 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $5.0 million higher for the Regional Core Fleet, which consists of 15 vessels, primarily due to higher average day rates of $19,257 in the Current Year Quarter compared to $18,242 in the Prior Year Quarter and higher utilization of 91% in the Current Year Quarter compared to 74% in the Prior Year Quarter. Charter revenues were $3.2 million lower due to the repositioning of four vessels with lower than average day rates into the region partially offset by two vessels repositioning out of the region subsequent to the Prior Year Quarter and $1.1 million lower due to the disposition of one vessel subsequent to the Prior Year Quarter. Other marine services were $0.2 million higher primarily due to higher catering revenues. As of June 30, 2026 and 2025, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $1.8 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.5 million higher due to the repositioning of vessels between geographic regions, $0.8 million higher for the Regional Core Fleet and $0.5 million lower due to net asset dispositions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $2.4 million higher in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $7.6 million higher for the Regional Core Fleet, which consists of 15 vessels, primarily due to higher average day rates of $19,153 in the Current Year Six Months compared to $18,079 in the Prior Year Six Months and higher utilization of 88% in the Current Year Six Months compared to 78% in the Prior Year Six Months. Charter revenues were $4.0 million lower due to the repositioning of three vessels into the region with lower relative utilization offset by three vessels repositioning out of the region and $1.2 million lower due to net asset dispositions subsequent to the Prior Year Six Months.

Direct Operating Expenses. Direct operating expenses were $0.6 million lower in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $0.5 million lower due to net asset dispositions, $0.2 million lower due to the repositioning of vessels between geographic regions and $0.1 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures.

Middle East and Asia. For the three and six months ended June 30, 2026 and 2025 the Company’s time charter statistics and direct vessel (loss) profit in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
Time Charter Statistics:
Rates Per Day Worked:
FSV	$10,995		$9,201		$11,008		$8,867
PSV	25,500		16,467		25,828		15,790
Liftboats	—		37,678		—		40,232
Overall	15,588		15,506		15,490		16,735
Utilization:
FSV		72%		72%		77%		69%
PSV		79%		86%		72%		80%
Liftboats		—%		53%		—%		76%
Overall		60%		73%		61%		74%
Available Days:
FSV	546		540		1,086		1,080
PSV	231		367		501		817
Liftboats	182		182		362		362
Overall	959		1,089		1,949		2,259
Operating revenues:
Time charter	$8,931	84%	$12,365	97%	$18,511	89%	$28,075	97%
Other marine services	1,705	16%	432	3%	2,343	11%	724	3%
	10,636	100%	12,797	100%	20,854	100%	28,799	100%
Direct operating expenses:
Personnel	4,852	46%	4,511	35%	9,285	45%	9,438	33%
Repairs and maintenance	4,723	45%	6,338	49%	10,722	51%	8,843	31%
Drydocking	1,727	16%	13	0%	2,363	11%	1,044	4%
Insurance and loss reserves	1,407	13%	842	7%	2,446	12%	1,544	5%
Fuel, lubes and supplies	1,392	13%	1,279	10%	2,291	11%	2,162	7%
Other	953	9%	1,104	9%	1,576	8%	1,985	7%
	15,054	142%	14,087	110%	28,683	138%	25,016	87%
Direct Vessel (Loss) Profit	$(4,418)	(42)%	$(1,290)	(10)%	$(7,829)	(38)%	$3,783	13%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $3.4 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $1.8 million lower due to the disposition of two vessels subsequent to the Prior Year Quarter. Charter revenues were $1.6 million lower for the Regional Core Fleet, which consists of ten vessels, due to lower utilization of 63% in the Current Year Quarter compared to 71% in the Prior Year Quarter and lower average day rates of $15,603 in the Current Year Quarter compared to $17,009 in the Prior Year Quarter. Other marine services were $1.3 million higher primarily due to $1.6 million for recharges of certain insurance and labor costs associated with the current Iran conflict offset by a $0.3 million decrease in catering revenues and management fees. As of June 30, 2026 and 2025, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $1.0 million higher in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $2.0 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, $0.1 million higher due to the repositioning of vessels between geographic regions and $1.1 million lower due to net asset dispositions.

Current Year Six Months compared with Prior Year Six Months

Operating Revenues. Charter revenues were $9.6 million lower in the Current Year Six Months compared with the Prior Year Six Months. Charter revenues were $6.4 million lower for the Regional Core Fleet, which consists of nine vessels, due to lower utilization of 64% in the Current Year Six Months compared to 76% in the Prior Year Six Months and lower average day rates of $16,290 in the Current Year Six Months compared to $18,784 in the Prior Year Six Months. Charter revenues were $4.5 million lower due to the disposition of two vessels subsequent to the Prior Year Six Months and $1.3 million higher due to the repositioning of one vessel into the region subsequent to the Prior Year Six Months. Other marine services were $1.6 million higher primarily due to the recharges of certain insurance and labor costs associated with the current Iran conflict.

Direct Operating Expenses. Direct operating expenses were $3.7 million higher in the Current Year Six Months compared with the Prior Year Six Months. Direct operating expenses were $6.1 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, $0.3 million higher due to the repositioning of vessels between geographic regions and $2.7 million lower due to net asset dispositions.

Other Operating Expenses

Lease expense. Leased-in equipment expense for the Current Year Quarter and Current Year Six Months was nearly flat compared to the Prior Year Quarter and Prior Year Six Months.

Administrative and general. Administrative and general expenses for the Current Year Quarter were $0.3 million higher compared to the Prior Year Quarter primarily due to increases in professional fees offset by decreases in wages and benefits expenses. Administrative and general expenses for the Current Year Six Months were $1.2 million lower compared to the Prior Year Six Months primarily due to decreases in wages and benefits expenses partially offset by increases in professional fees.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Year Six Months were $1.4 million lower and $3.9 million lower compared to the Prior Year Quarter and Prior Year Six Months due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold two PSVs, two liftboats and one FSV, each previously classified as held for sale, and other equipment for net cash proceeds of $44.7 million, after transaction costs, for a gain of $31.3 million. During the Prior Year Quarter, the Company sold one FSV and two PSVs, each previously classified as held for sale, and other equipment, not previously classified as held for sale, for net cash proceeds of $31.6 million, after transaction costs, for a gain of $19.2 million.

During the Current Year Six Months, the Company sold three PSVs, two liftboats and one FSV, previously classified as held for sale, and other equipment for net cash proceeds of $57.5 million, after transaction costs, and a gain of $38.8 million. During the Prior Year Six Months, the Company sold one FSV and two PSVs, each previously classified as held for sale, as well as one liftboat and other equipment, each not previously classified as held for sale, for net cash proceeds of $40.1 million, after transaction costs, and a gain of $25.0 million.

Other Income (Expense), Net

For the three and six months ended June 30, 2026 and 2025, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other Income (Expense):
Interest income	$443	$372	$934	$808
Interest expense	(8,244)	(8,844)	(16,483)	(18,430)
Derivative gains, net	—	87	—	212
Foreign currency losses, net	(981)	(2,119)	(503)	(3,315)
Other, net	4	—	4	—
	$(8,778)	$(10,504)	$(16,048)	$(20,725)

Interest income. Interest income for the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months was nearly flat.

Interest expense. Interest expense was lower in the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months primarily due to lower outstanding debt obligations on the 2024 SMFH Credit Facility (which bears interest at a fixed rate of 10.30% per annum).

Derivative gains (losses), net. Net derivative gains for the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months decreased due to the Company no longer having an open forward currency exchange contract.

Foreign currency losses, net. Net foreign currency losses for the Current Year Quarter and Current Year Six Months compared with the Prior Year Quarter and Prior Year Six Months decreased primarily due to the strengthening of the U.S. dollar in relation to the pound sterling.

Income Tax Expense

During the six months ended June 30, 2026, the Company’s effective income tax rate of 95.4% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S. for income tax purposes.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $0.2 million lower and earnings for the Current Year Six Months compared with the Prior Year Six Months were $1.0 million lower due to the following changes in equity earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SEACOR Marine Arabia	$118	$355	$254	$1,064
Other	(62)	(137)	(148)	43
	$56	$218	$106	$1,107

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its 2024 SMFH Credit Facility. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations and sales under the Company’s at-the-market offering program entered into on February 7, 2025 (the “ATM Program”), which has approximately $25.0 million of remaining sales capacity as of June 30, 2026. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of June 30, 2026 and June 30, 2025, the Company held balances of cash, cash equivalents and restricted cash totaling $93.0 million and $51.6 million, respectively.

As of June 30, 2026, the Company had outstanding debt of $320.2 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of June 30, 2026, are as follows (in thousands):

Actual
Remainder 2026	$15,000
2027	31,397
2028	31,397
2029	246,106
2030	—
Years subsequent to 2030	—
$323,900

As of June 30, 2026, the Company had unfunded capital commitments of $39.4 million consisting of $37.5 million in respect of the construction of two PSVs, $1.7 million in respect of two hybrid battery power systems and $0.2 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $21.2 million is payable during 2026, $16.5 million is payable during 2027 and the remainder is payable during 2028. As of June 30, 2026, $37.0 million remained in a restricted account designated to make payments on the construction of the two PSVs, of which $11.3 million were deposited during the first quarter of 2026 from the sale of one PSV, $23.8 million was deposited during the second quarter of 2026 from the sale of two PSVs and one FSV, and the remainder from prior vessel sales, all in accordance with the terms of the 2024 SMFH Credit Facility as previously described in the 2025 Annual Report. The funds deposited in the restricted account will be used to fully fund the remaining payments for the construction of the two PSVs, without the need for any additional proceeds from Tranche B of the 2024 SMFH Credit Facility, of which $16.4 million was drawn as of June 30, 2026. During the second quarter of 2026, the Company exercised its right to cancel the remaining borrowing capacity of $24.6 million of this tranche in accordance with the terms of the 2024 SMFH Credit Facility.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows provided by or (used in):
Operating Activities	$(28,311)	$(13,543)
Investing Activities	44,998	9,056
Financing Activities	(16,764)	(20,098)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	1	—
Net Change in Cash, Restricted Cash and Cash Equivalents	$(76)	$(24,585)

Operating Activities

Cash flows used in operating activities was $28.3 million in the Current Year Six Months, an increase of $14.8 million compared to $13.5 million in the Prior Year Six Months due to changes in working capital and a decrease in days worked primarily due to net fleet changes. The components of cash flows provided by and/or used in operating activities during the Current Year Six Months and Prior Year Six Months were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
DVP:
Americas	$3,879	$5,496
Africa and Europe	18,605	15,609
Middle East and Asia	(7,829)	3,783
Operating, leased-in equipment	83	(364)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(19,661)	(20,967)
Other, net (excluding non-cash losses)	4	—
Dividends received from 50% or less owned companies	—	3,199
	(4,919)	6,756
Changes in operating assets and liabilities before interest and income taxes	(8,503)	(2,325)
Cash settlements on derivative transactions, net	—	(373)
Interest paid, excluding capitalized interest (1)	(15,925)	(19,504)
Interest received	934	808
Income taxes refunded, net	102	1,095
Total cash flows used in operating activities	$(28,311)	$(13,543)

(1)
During the Current Year Six Months and the Prior Year Six Months capitalized interest paid and included in the purchase of property and equipment was $2.1 million and $0.8 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Six Months, net cash provided by investing activities was $45.0 million, primarily as a result of the following:

•
capital expenditures were $12.5 million; and
•
the Company sold three PSVs, two liftboats and one FSV, each previously classified as held for sale, and other equipment for net cash proceeds of $57.5 million, after transaction costs, for a gain of $38.8 million.

During the Prior Year Six Months, net cash used in investing activities was $9.1 million, primarily as a result of the following:

•
capital expenditures were $31.0 million; and
•
the Company sold one FSV and two PSVs, each previously classified as held for sale, as well as one liftboat and other equipment, each not previously classified as held for sale, for net cash proceeds of $40.1 million, after transaction costs, for a gain of $25.0 million.

Financing Activities

During the Current Year Six Months, net cash used in financing activities was $16.8 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $15.0 million;
•
the Company made payments on tax withholdings for restricted stock vesting of $1.8 million.

During the Prior Year Six Months, net cash used in financing activities was $20.1 million primarily as a result of the following:

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

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, cash generated from operating activities and access to the credit and capital markets, including the $25.0 million in remaining sales capacity under the ATM Program, will provide sufficient liquidity to meet its obligations, including to support its capital expenditures, working capital needs, debt service requirements and covenant compliance over the short to long term. With respect to the remaining $37.5 million in capital expenditures related to the construction of two PSVs, $37.0 million of proceeds from vessel sales remained in a restricted account designated for these capital expenditures as of June 30, 2026. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to or the availability of the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity and compliance with covenants in its 2024 SMFH Credit Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2025 Annual Report. There has been no material change in the Company’s exposure to market risk during the six months ended June 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
April 1, 2026 to April 30, 2026	—	$—	—	—
May 1, 2026 to May 31, 2026	—	$—	—	—
June 1, 2026 to June 30, 2026	5,502	$7.56	—	—

For the three months ended June 30, 2026, the Company acquired for treasury (i) 5,502 shares of Common Stock from its directors to cover their tax withholding obligations upon the vesting of restricted share awards for an aggregate purchase price of $41,595. These shares were purchased in accordance with the terms of the Company’s 2025 Equity Incentive Plan.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the second quarter of 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Marine Holdings Inc.

Date:	July 29, 2026	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2026	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	July 29, 2026	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)