Form 10-Q
period 2026-09-30
SEACOR Marine Holdings Inc.
filed 2026-10-28
CIK 1690334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026 or

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

The total number of shares of common stock, par value $.01 per share (“Common Stock”), outstanding as of October 23, 2026 was 27,151,122. The registrant has no other class of common stock outstanding.

SEACOR MARINE HOLDINGS INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$41,924	$68,934
Restricted cash	33,666	24,182
Receivables:
Trade, net of allowance for credit loss of $4,134 and $4,135 as of September 30, 2026 and December 31, 2025, respectively	66,828	64,522
Other	6,283	3,965
Inventories	2,038	2,196
Prepaid expenses and other	6,098	5,173
Assets held for sale	—	10,812
Total current assets	156,837	179,784
Property and Equipment:
Historical cost	747,581	776,833
Accumulated depreciation	(353,151)	(348,812)
	394,430	428,021
Construction in progress	61,485	47,002
Net property and equipment	455,915	475,023
Right-of-use asset - operating leases	784	982
Right-of-use asset - finance leases	102	19
Investments, at equity, and advances to 50% or less owned companies	956	2,938
Other assets	1,921	1,855
Total assets	$616,515	$660,601
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of operating lease liabilities	$464	$405
Current portion of finance lease liabilities	24	12
Current portion of long-term debt	31,048	30,000
Accounts payable	12,215	21,268
Accrued wages and benefits	3,848	5,357
Accrued capital, repair and maintenance expenditures	10,351	2,870
Unearned revenue	872	1,096
Accrued insurance deductibles and premiums	4,098	3,371
Other current liabilities	8,293	6,350
Total current liabilities	71,213	70,729
Long-term operating lease liabilities	477	607
Long-term finance lease liabilities	84	8
Long-term debt	281,935	304,644
Deferred income taxes	18,175	19,376
Deferred gains and other liabilities	489	565
Total liabilities	372,373	395,929
Equity:
SEACOR Marine Holdings Inc. stockholders’ equity:
Common stock, $.01 par value, 60,000,000 shares authorized; 28,482,267 and 28,049,242 shares issued as of September 30, 2026 and December 31, 2025, respectively	285	280
Additional paid-in capital	475,603	471,862
Accumulated deficit	(230,420)	(208,444)
Shares held in treasury of 1,331,145 and 1,097,456 as of September 30, 2026 and December 31, 2025, respectively, at cost	(11,470)	(9,691)
Accumulated other comprehensive income, net of tax	9,823	10,344
	243,821	264,351
Noncontrolling interests in subsidiaries	321	321
Total equity	244,142	264,672
Total liabilities and equity	$616,515	$660,601

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues	$57,251	$59,194	$156,163	$175,503
Costs and Expenses:
Operating	38,317	47,684	122,574	139,105
Administrative and general	10,034	11,269	32,331	34,753
Lease expense	337	280	853	942
Depreciation and amortization	9,954	12,125	31,002	37,025
	58,642	71,358	186,760	211,825
(Losses) Gains on Asset Dispositions and Impairments, Net	(4)	30,230	38,791	55,202
Operating (Loss) Income	(1,395)	18,066	8,194	18,880
Other Income (Expense):
Interest income	420	297	1,354	1,105
Interest expense	(7,581)	(8,947)	(24,064)	(27,377)
Derivative gains, net	—	17	—	229
Foreign currency gains (losses), net	201	218	(302)	(3,097)
Gains on insurance claim settlement	—	4,581	—	4,581
Other, net	19	(221)	23	(221)
	(6,941)	(4,055)	(22,989)	(24,780)
(Loss) Income Before Income Tax Expense and Equity in (Losses) Earnings of 50% or Less Owned Companies	(8,336)	14,011	(14,795)	(5,900)
Income Tax Expense	1,074	5,410	7,233	8,822
(Loss) Income Before Equity in (Losses) Earnings of 50% or Less Owned Companies	(9,410)	8,601	(22,028)	(14,722)
Equity in (Losses) Earnings of 50% or Less Owned Companies	(54)	393	52	1,500
Net (Loss) Income	$(9,464)	$8,994	$(21,976)	$(13,222)

Net (Loss) Earnings Per Share:
Basic	$(0.36)	$0.35	$(0.85)	$(0.50)
Diluted	(0.36)	0.35	(0.85)	(0.50)
Weighted Average Common Stock Outstanding:
Basic	26,157,107	25,657,809	26,006,085	26,409,312
Diluted	26,157,107	25,887,710	26,006,085	26,409,312

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (Loss) Income	$(9,464)	$8,994	$(21,976)	$(13,222)
Other Comprehensive Income (Loss):
Foreign currency translation gains (losses)	85	(686)	(521)	3,153
	85	(686)	(521)	3,153
Comprehensive (Loss) Income	$(9,379)	$8,308	$(22,497)	$(10,069)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2026
December 31, 2025	26,951,786	$280	$471,862	1,097,456	$(9,691)	$(208,444)	$10,344	$321	$264,672
Excise tax on stock repurchase	—	—	22	—	—	—	—	—	22
Employee restricted stock grants	307,755	5	—	—	—	—	—	—	5
Amortization of share awards	—	—	3,639	—	—	—	—	—	3,639
Exercise of options	18,296	—	80	—	—	—	—	—	80
Employee restricted stock vesting	(215,466)	—	—	215,466	(1,644)	—	—	—	(1,644)
Performance restricted stock vesting	18,202	—	—	12,721	(93)	—	—	—	(93)
Director restricted stock grants	81,477	—	—	—	—	—	—	—	—
Director restricted stock vesting	(5,502)	—	—	5,502	(42)	—	—	—	(42)
Forfeiture of employee share awards	(5,426)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(21,976)	—	—	(21,976)
Other comprehensive loss	—	—	—	—	—	—	(521)	—	(521)
September 30, 2026	27,151,122	$285	$475,603	1,331,145	$(11,470)	$(230,420)	$9,823	$321	$244,142

For the Three Months Ended September 30, 2026
June 30, 2026	27,132,826	$284	$474,395	1,331,145	$(11,470)	$(220,956)	$9,738	$321	$252,312
Employee restricted stock grants	—	1	—	—	—	—	—	—	1
Amortization of share awards	—	—	1,128	—	—	—	—	—	1,128
Exercise of options	18,296	—	80	—	—	—	—	—	80
Net loss	—	—	—	—	—	(9,464)	—	—	(9,464)
Other comprehensive income	—	—	—	—	—	—	85	—	85
September 30, 2026	27,151,122	$285	$475,603	1,331,145	$(11,470)	$(230,420)	$9,823	$321	$244,142

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Shares Held in Treasury	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests In Subsidiaries	Total Equity
For the Nine Months Ended September 30, 2025
December 31, 2024	27,669,361	$287	$479,283	796,965	$(8,110)	$(180,600)	$7,141	$321	$298,322
Repurchase of Common Stock	(1,355,761)	(13)	(7,076)	—	—	—	—	—	(7,089)
Repurchase of warrants	—	—	(6,668)	—	—	—	—	—	(6,668)
Employee restricted stock grants	644,880	6	—	—	—	—	—	—	6
Amortization of share awards	—	—	4,690	—	—	—	—	—	4,690
Employee restricted stock vesting	(216,874)	—	—	216,874	(1,141)	—	—	—	(1,141)
Performance restricted stock vesting	110,741	—	—	74,189	(377)	—	—	—	(377)
Director restricted stock grants	125,923	1	(1)	—	—	—	—	—	—
Director restricted stock vesting	(2,011)	—	—	2,011	(11)	—	—	—	(11)
Net loss	—	—	—	—	—	(13,222)	—	—	(13,222)
Other comprehensive income	—	—	—	—	—	—	3,153	—	3,153
September 30, 2025	26,976,259	$281	$470,228	1,090,039	$(9,639)	$(193,822)	$10,294	$321	$277,663

For the Three Months Ended September 30, 2025
June 30, 2025	26,976,259	$281	$468,669	1,090,039	$(9,639)	$(202,816)	$10,980	$321	$267,796
Amortization of share awards	—	—	1,559	—	—	—	—	—	1,559
Net income	—	—	—	—	—	8,994	—	—	8,994
Other comprehensive loss	—	—	—	—	—	—	(686)	—	(686)
September 30, 2025	26,976,259	$281	$470,228	1,090,039	$(9,639)	$(193,822)	$10,294	$321	$277,663

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

SEACOR MARINE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(21,976)	$(13,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,002	37,025
Deferred financing costs amortization	128	—
Stock-based compensation expense	3,644	4,696
Debt discount amortization	711	694
Allowance for credit losses	(5)	7
Gains from equipment sales, retirements or impairments, net	(38,791)	(55,202)
Derivative gains	—	(229)
Interest on finance leases	3	3
Settlements on derivative transactions, net	—	(373)
Currency losses	302	3,097
Deferred income taxes	(1,201)	(1,428)
Equity earnings	(52)	(1,500)
Dividends received from 50% or less owned companies	2,027	3,199
Changes in Operating Assets and Liabilities:
Accounts receivables	(5,017)	(1,083)
Other assets	(400)	1,605
Accounts payable and accrued liabilities	(1,831)	(1,491)
Net cash used in operating activities	(31,456)	(24,202)
Cash Flows from Investing Activities:
Purchases of property and equipment	(19,593)	(40,356)
Proceeds from disposition of property and equipment	57,716	116,132
Net cash provided by investing activities	38,123	75,776
Cash Flows from Financing Activities:
Payments on long-term debt	(22,500)	(20,000)
Proceeds from issuance of long-term debt, net of debt discount and issuance costs	—	15,799
Payments on finance leases	(15)	(16)
Payments for repurchase of common stock	—	(7,089)
Payments for repurchase of warrants	—	(6,668)
Excise tax on stock repurchase	22	—
Proceeds from exercise of stock options	80	—
Tax withholdings on restricted stock vesting and director share awards	(1,779)	(1,529)
Net cash used in financing activities	(24,192)	(19,503)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(1)	(3)
Net Change in Cash, Restricted Cash and Cash Equivalents	(17,526)	32,068
Cash, Restricted Cash and Cash Equivalents, Beginning of Period	93,116	76,140
Cash, Restricted Cash and Cash Equivalents, End of Period	$75,590	$108,208
Supplemental disclosures:
Cash paid for interest, excluding capitalized interest	$23,225	$26,683
Income taxes refunded, net	102	1,095
Noncash Investing and Financing Activities:
Increase (decrease) in capital expenditures in accounts payable and accrued liabilities	267	(5,377)
Recognition of a new right-of-use asset - operating leases	230	—
Recognition of a new right-of-use asset - finance leases	95	—

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

Recently Issued Accounting Standards.

On December 18, 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies, correct errors in and make improvements related to various topics in the FASB Accounting Standards Codification (“ASC”). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2026. While early adoption is permitted on an issue-by-issue basis, the Company has determined it will not early adopt the standard. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position or results of operations.

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

Revenue that does not meet these criteria is deferred and is considered a contract liability and is recognized as such until the criteria are met. Contract liabilities, which are included in unearned revenue in the accompanying consolidated balance sheets, as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Balance at beginning of period	$1,096	$2,534
Unearned revenues during the period	398	6,935
Revenues recognized during the period	(622)	(8,373)
Balance at end of period	$872	$1,096

As of September 30, 2026 and December 31, 2025, the Company had unearned revenue of $0.9 million and $1.1 million, respectively, primarily related to mobilization of vessels.

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

Trade and Other Receivables and Allowance for Credit Losses. Customers are primarily major integrated national and international oil companies, large independent oil and natural gas exploration and production companies and established wind farm construction companies. Customers are granted credit on a short-term basis and the related credit risks have historically been limited. Other receivables consist primarily of operating expenses the Company incurs in relation to vessels it manages for other entities, as well as insurance and income tax receivables. The Company routinely reviews its receivables and makes provisions for expected credit losses utilizing the Current Expected Credit Losses model (“CECL”). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. However, those provisions are estimates and actual results may materially differ from those estimates. After collection efforts have been exhausted, trade receivables that are deemed uncollectible are removed from both accounts receivable and the allowance for credit losses.

Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to each class of asset, the estimated useful life is based upon a newly built asset being placed into service and represents the time period beyond which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older vessels that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of the asset’s remaining useful life, typically the period until the next survey or certification date. As of September 30, 2026, the estimated useful life of the Company’s new offshore support vessels was 20 years.

Equipment maintenance and repair costs and the costs of routine overhauls, drydockings and inspections performed on vessels and equipment are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals and improvements to other properties are capitalized.

Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. There was $3.4 million and $1.5 million of capitalized interest recognized during the nine months ended September 30, 2026 and 2025, respectively.

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

During the nine months ended September 30, 2026 and 2025, the Company did not record impairment charges on any owned vessels. Impairment charges are included in gains (losses) on asset dispositions and impairments in the accompanying consolidated statements of income (loss). Estimated fair values for the Company-owned vessels were established by independent appraisers based on researched market information, replacement cost information and other data.

For vessel classes and individual vessels with indicators of impairment as of September 30, 2026, the Company assessed that their estimated fair value exceeds their current carrying values. For any vessel or vessel class that has indicators of impairment and is deemed not recoverable through future operations, the Company determines the fair value of the vessel or vessel class. If the fair value determination is less than the carrying value of the vessel or vessel class, an impairment is recognized to reduce the carrying value to fair value. Fair value determination is primarily accomplished by obtaining independent valuations of vessel or vessel classes from qualified third-party appraisers and other market data such as recent sales of similar vessels.

Impairment of 50% or Less Owned Companies. Investments in 50% or less owned companies are reviewed periodically to assess whether there is an other-than-temporary decline in the carrying value of the investment. In its evaluation, the Company considers, among other items, recent and expected financial performance and returns, impairments recorded by the investee and the capital structure of the investee. When the Company determines the estimated fair value of an investment is below carrying value and the decline is other-than-temporary, the investment is written down to its estimated fair value. Actual results may vary from the Company’s estimates due to the uncertainty regarding projected financial performance, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investee, among other factors. Although the Company believes its assumptions and estimates are reasonable, the investee’s actual performance compared with the estimates could produce different results and lead to additional impairment charges in future periods. During the nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment charges related to its 50% or less owned companies.

Income Taxes. During the nine months ended September 30, 2026, the Company’s effective income tax rate of 48.9% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S. for income tax purposes.

Earnings (Loss) Per Share. Basic earnings/loss per share of Common Stock of SEACOR Marine is computed based on the weighted average number of shares of Common Stock and warrants to purchase Common Stock at an exercise price of $0.01 per share (“Warrants”) issued and outstanding during the relevant periods. The Warrants are included in the basic earnings/loss per share of Common Stock because the shares issuable upon exercise of the Warrants are issuable for de minimis cash consideration and therefore not anti-dilutive. Diluted earnings/loss per share of Common Stock is computed based on the weighted average number of shares of Common Stock and Warrants issued and outstanding plus the effect of other potentially dilutive securities through the application of the treasury stock method unless anti-dilutive. As of June 30, 2025, the Company no longer had any Warrants outstanding as a result of the completion of the repurchase of the Warrants as previously described in the 2025 Annual Report.

For the three months ended September 30, 2025, diluted earnings per share of Common Stock included 163,749 shares of restricted stock, 50,443 shares of Common Stock issuable upon exercise of outstanding stock options, and 15,710 of performance-based restricted stock units as the effect of their inclusion in the computation would be dilutive. For the three months ended September 30, 2026 and 2025, diluted (loss) earnings per share of Common Stock excluded 1,057,069 and 1,185,624 shares of restricted stock, respectively, and 986,069 and 958,422 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

For the nine months ended September 30, 2026 and 2025, diluted loss per share of Common Stock excluded 1,057,069 and 1,349,373 shares of restricted stock, respectively, and 986,069 and 1,008,865 shares of Common Stock, respectively, issuable upon exercise of outstanding stock options, as the effect of their inclusion in the computation would be anti-dilutive.

2.
EQUIPMENT ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2026, capital expenditures were $19.6 million and there were no equipment deliveries. During the nine months ended September 30, 2026, the Company sold three platform supply vessels (“PSV”), two liftboats and one fast support vessel (“FSV”), each previously classified as held for sale, and other equipment for net cash proceeds of $57.7 million after transaction costs, for a gain of $38.8 million. During the nine months ended September 30, 2025, the Company sold two PSVs and one FSV, each previously classified as held for sale, as well as three liftboats and other equipment, each not previously classified as held for sale, for net cash proceeds of $116.1 million after transaction costs, for a gain of $55.2 million.

3.
INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES

Investments, at equity, and advances to 50% or less owned companies as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	Ownership	September 30, 2026	December 31, 2025
Seabulk Angola	49.0%	$446	$1,058
SEACOR Marine Arabia	45.0%	441	1,809
Other	20.0% - 50.0%	69	71
		$956	$2,938

4.
LONG-TERM DEBT

The Company’s long-term debt obligations as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
2024 SMFH Credit Facility	$316,400	$338,900
Current portion due within one year	(31,048)	(30,000)
Unamortized debt discount	(2,896)	(3,607)
Deferred financing costs	(521)	(649)
Long-term debt, less current portion	$281,935	$304,644

As of September 30, 2026, the Company was in compliance with all debt covenants and lender requirements.

During the second quarter of 2026, the Company exercised its right to cancel the remaining $24.6 million of Tranche B of the 2024 SMFH Credit Facility available to be drawn to fund construction of two new PSVs because the Company has funded substantially all of the amounts remaining to be paid for the two PSVs through vessel and other asset sales, and such amounts are currently held in a restricted escrow account, with a balance of $33.0 million as of September 30, 2026.

Letters of Credit. As of September 30, 2026 and December 31, 2025, the Company had outstanding letters of credit of $0.4 million securing lease obligations, labor and performance guaranties.

5.
LEASES

As of September 30, 2026, the Company leased-in certain facilities and other equipment but did not lease-in any vessels. The leases typically contain purchase and renewal options or rights of first refusal with respect to the sale or lease of the equipment. The lease terms of certain facilities and other equipment had a duration ranging from one to 243 months.

As of September 30, 2026, future minimum payments for leases for the remainder of 2026 and the years ended December 31, noted below, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$133	$9
2027	419	38
2028	127	29
2029	70	29
2030	30	17
Years subsequent to 2030	480	—
	1,259	122
Interest component	(318)	(14)
	941	108
Current portion of long-term lease liabilities	464	24
Long-term lease liabilities	$477	$84

For the three and nine months ended September 30, 2026 and 2025 the components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$185	$159	$515	$566
Finance lease costs:
Amortization of finance lease assets (1)	7	3	14	19
Interest on finance lease liabilities (2)	2	1	3	3
Short-term lease costs	152	121	338	376
	$346	$284	$870	$964

(1)
Included in amortization costs in the consolidated statements of income (loss).
(2)
Included in interest expense in the consolidated statements of income (loss).

For the nine months ended September 30, 2026 and 2025 supplemental cash flow information related to leases was as follows (in thousands):

	2026	2025
Operating cash outflows from operating leases	$468	$522
Financing cash outflows from finance leases	15	16
Right-of-use assets obtained for operating lease liabilities	230	—
Right-of-use assets obtained for finance lease liabilities	95	—

For the nine months ended September 30, 2026 and 2025 other information related to leases was as follows:

	2026	2025
Weighted average remaining lease term, in years - operating leases	10.9	10.4
Weighted average remaining lease term, in years - finance leases	3.6	2.0
Weighted average discount rate - operating leases	10.9%	8.8%
Weighted average discount rate - finance leases	9.7%	11.0%

6.
INCOME TAXES

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the nine months ended September 30, 2026:

Statutory rate	(21.0)%
Foreign taxes	49.6%
Income (loss) of foreign subsidiaries not includable in U.S. return	12.9%
162(m) - executive compensation	4.0%
Subpart F Income and GILTI	3.5%
Share award plans	1.0%
Other	(1.1)%
Effective income tax rate	48.9%

7.
DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

Derivative instruments are classified as either assets, which are included in other receivables in the accompanying consolidated balance sheets, or liabilities based on their individual fair values. As of September 30, 2026 and December 31, 2025, the Company had no outstanding derivative instruments.

Economic Hedges. The Company may enter into and settle forward currency exchange, option and future contracts with respect to various foreign currencies. These contracts enable the Company to buy currencies in the future at fixed exchange rates, which could offset possible consequences of changes in currency exchange rates with respect to the Company’s business conducted outside of the U.S. The Company generally does not enter into contracts with forward settlement dates beyond 12 to 18 months. During the fourth quarter of 2023, the Company entered into a forward currency exchange contract related to the purchase of four hybrid battery power systems, the purchase price for which is denominated in Norwegian Kroner. The Company recognized gains of $0.2 million during the nine months ended September 30, 2025 on this contract, which were recognized in earnings. As of September 30, 2026 and December 31, 2025, the Company had no outstanding forward currency exchange contract.

Cash Flow Hedges. The Company may from time to time enter into interest rate swap agreements designated as cash flow hedges. By entering into interest rate swap agreements, the Company can convert the variable interest component of certain of their outstanding borrowings to a fixed interest rate. As of September 30, 2026 and December 31, 2025, there were no interest rate swaps held by the Company and the Company had no floating rate debt.

Other Derivative Instruments. The Company had no derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2026 and recognized gains on derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2025 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Forward currency exchange, option, and future contracts	$—	$17	$—	$229

The forward currency exchange contract relates to the purchase of four hybrid battery power systems discussed in “—Economic Hedges” above. As of September 30, 2026, the Company had no outstanding foreign currency exchange contract.

8.
FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. The Company had no financial assets and liabilities as of September 30, 2026 and December 31, 2025 that are measured at fair value on a recurring basis.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

		Estimated Fair Value
September 30, 2026	Carrying Amount	Level 1	Level 2	Level 3
LIABILITIES
Long-term debt, including current portion	312,983	—	316,494	—
December 31, 2025
LIABILITIES
Long-term debt, including current portion	334,644	—	346,257	—

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

Property and equipment. As of September 30, 2026 and December 31, 2025, the Company recognized no impairment charges on any owned vessels.

9.
COMMITMENTS AND CONTINGENCIES

As of September 30, 2026, the Company had unfunded capital commitments of $37.4 million consisting of $35.5 million in respect of the construction of two PSVs, $1.7 million in respect of two hybrid battery power systems and $0.2 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $18.0 million is payable during the remainder of 2026, $17.7 million is payable during 2027 and the remainder is payable during 2028. As of September 30, 2026, $33.0 million of proceeds from prior vessel sales remained in a restricted account designated to make payments on the construction of the two PSVs, consistent with the terms of the 2024 SMFH Credit Facility as previously described in the 2025 Annual Report. The funds deposited in the restricted account will be used to fund the remaining payments for the construction of the two PSVs, without the need for any additional proceeds from Tranche B of the 2024 SMFH Credit Facility, of which $16.4 million was drawn as of September 30, 2026. During the second quarter of 2026, the Company exercised its right to cancel the remaining borrowing capacity of $24.6 million of this tranche in accordance with the terms of the 2024 SMFH Credit Facility.

In December 2015, the Brazilian Federal Revenue Office issued a tax-deficiency notice to Seabulk Offshore do Brasil Ltda., an indirect wholly-owned subsidiary of SEACOR Marine (“Seabulk Offshore do Brasil”), with respect to certain profit participation contributions (also known as “PIS”) and social security financing contributions (also known as “COFINS”) requirements alleged to be due from Seabulk Offshore do Brasil (“Deficiency Notice”) in respect of the period of January 2011 until December 2012. In January 2016, the Company administratively appealed the Deficiency Notice on the basis that, among other arguments, (i) such contributions were not applicable in the circumstances of a 70%/30% cost allocation structure, and (ii) the tax inspector had incorrectly determined that values received from outside of Brazil could not be classified as expense refunds. The initial appeal was dismissed by the Brazilian Federal Revenue Office and the Company appealed such dismissal and is currently awaiting an administrative trial. A local Brazilian law has been enacted that supports the Company’s position that such contribution requirements are not applicable, but it is uncertain whether such law will be taken into consideration with respect to administrative proceedings commenced prior to the enactment of the law. Accordingly, the success of Seabulk Offshore do Brasil in the administrative proceedings cannot be assured and the matter may need to be addressed through judicial court proceedings. The potential levy arising from the Deficiency Notice is R$32.4 million based on a historical potential levy of R$12.87 million (USD $6.2 million and USD $2.5 million, respectively, based on the exchange rate as of September 30, 2026).

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

Certain of the Company’s subsidiaries are participating employers in two industry-wide, multi-employer, defined benefit pension funds in the United Kingdom: the U.K. Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). The Company’s participation in the MNOPF began with the acquisition of the Stirling group of companies (the “Stirling Group”) in 2001 and relates to certain officers employed between 1978 and 2002 by the Stirling Group and/or its predecessors. The Company’s participation in the MNRPF also began with the acquisition of the Stirling Group in 2001 and relates to ratings employed by the Stirling Group and/or its predecessors through today. Both of these plans are in deficit positions and, depending upon the results of future actuarial valuations, it is possible that the plans could experience funding deficits that will require the Company to recognize payroll related operating expenses in the periods invoices are received. As of September 30, 2026, all invoices received related to MNOPF and MNRPF have been settled in full.

10.
STOCK BASED COMPENSATION

Transactions in connection with the Company’s Equity Incentive Plans during the nine months ended September 30, 2026 were as follows:

Restricted Stock Activity:
Outstanding as of December 31, 2025 (1)	1,304,145
Granted	468,987
Vested (2)	(710,637)
Forfeited	(5,426)
Outstanding as of September 30, 2026 (3)	1,057,069

Stock Option Activity:
Outstanding as of December 31, 2025	1,006,365
Granted	—
Exercised	(18,296)
Forfeited	(2,000)
Outstanding as of September 30, 2026	986,069

(1)
Includes 30,923 grants of performance-based restricted stock units that satisfied the performance obligation and are therefore likely to vest and excludes 585,842 grants of performance-based restricted stock units that are not considered outstanding until such time that they become probable to vest.
(2)
Includes 30,923 vested grants of performance-based restricted stock units.
(3)
Includes 79,755 grants of performance-based restricted stock units that satisfied the performance obligation and are therefore likely to vest and excludes 521,925 grants of performance-based restricted stock units that are not considered outstanding until such time that they become probable to vest.

For the nine months ended September 30, 2026, the Company acquired for treasury (i) 220,968 shares of Common Stock from its directors and employees to cover their tax withholding obligations upon the vesting of restricted share awards for an aggregate purchase price of $1.7 million, and (ii) 12,721 shares of Common Stock from its employees to cover their tax withholding obligations upon the vesting of performance-based restricted stock units for an aggregate purchase price of $0.1 million. These shares were purchased in accordance with the terms of the Company’s 2022 Equity Incentive Plan or 2025 Equity Incentive Plan, as applicable.

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

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Three Months Ended September 30, 2026
Operating Revenues:
Time charter	$18,029	$26,295	$7,839	$52,163
Bareboat charter	846	—	—	846
Other marine services	738	1,558	1,946	4,242
	19,613	27,853	9,785	57,251
Direct Costs and Expenses:
Operating:
Personnel	5,457	5,439	4,019	14,915
Repairs and maintenance	2,644	3,657	3,108	9,409
Drydocking	(55)	11	381	337
Insurance and loss reserves	511	633	2,502	3,646
Fuel, lubes and supplies	1,093	1,410	1,348	3,851
Other	2,241	3,142	776	6,159
	11,891	14,292	12,134	38,317
Direct Vessel Profit (Loss)	$7,722	$13,561	$(2,349)	18,934
Other Costs and Expenses:
Lease expense	$213	$55	$69	337
Administrative and general				10,034
Depreciation and amortization	2,393	4,490	3,071	9,954
				20,325
Losses on asset dispositions and impairments, net				(4)
Operating loss				$(1,395)

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Nine Months Ended September 30, 2026
Operating Revenues:
Time charter	$43,390	$74,077	$26,350	$143,817
Bareboat charter	2,508	—	—	2,508
Other marine services	2,373	3,176	4,289	9,838
	48,271	77,253	30,639	156,163
Direct Costs and Expenses:
Operating:
Personnel	16,786	15,944	13,304	46,034
Repairs and maintenance	6,540	12,287	13,830	32,657
Drydocking	1,065	741	2,744	4,550
Insurance and loss reserves	1,721	1,467	4,948	8,136
Fuel, lubes and supplies	3,662	5,160	3,639	12,461
Other	6,896	9,488	2,352	18,736
	36,670	45,087	40,817	122,574
Direct Vessel Profit (Loss)	$11,601	$32,166	$(10,178)	33,589
Other Costs and Expenses:
Lease expense	$581	$55	$217	853
Administrative and general				32,331
Depreciation and amortization	8,727	13,038	9,237	31,002
				64,186
Gains on asset dispositions and impairments, net				38,791
Operating income				$8,194
As of September 30, 2026
Property and Equipment:
Historical Cost	$180,140	$323,242	$244,199	$747,581
Accumulated Depreciation	(84,804)	(146,470)	(121,877)	(353,151)
	$95,336	$176,772	$122,322	$394,430
Total Assets (1)	$117,378	$225,018	$195,976	$538,372

(1)
Total Assets by region does not include corporate assets of $78.1 million as of September 30, 2026.
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

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Three Months Ended September 30, 2025
Operating Revenues:
Time charter	$20,995	$22,357	$12,606	$55,958
Bareboat charter	846	—	—	846
Other marine services	1,338	733	319	2,390
	23,179	23,090	12,925	59,194
Direct Costs and Expenses:
Operating:
Personnel	8,195	4,465	4,956	17,616
Repairs and maintenance	2,274	6,531	5,798	14,603
Drydocking	1,018	1,413	(1)	2,430
Insurance and loss reserves	1,011	326	611	1,948
Fuel, lubes and supplies	1,443	1,781	1,241	4,465
Other	1,882	3,573	1,167	6,622
	15,823	18,089	13,772	47,684
Direct Vessel Profit (Loss)	$7,356	$5,001	$(847)	11,510
Other Costs and Expenses:
Lease expense	$202	$8	$70	280
Administrative and general				11,269
Depreciation and amortization	4,592	4,302	3,231	12,125
				23,674
Gains on asset dispositions and impairments, net				30,230
Operating income				$18,066

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Nine Months Ended September 30, 2025
Operating Revenues:
Time charter	$57,156	$67,727	$40,681	$165,564
Bareboat charter	2,392	—	—	2,392
Other marine services	4,113	2,391	1,043	7,547
	63,661	70,118	41,724	175,503
Direct Costs and Expenses:
Operating:
Personnel	25,565	15,163	14,394	55,122
Repairs and maintenance	7,491	14,639	14,641	36,771
Drydocking	6,844	3,555	1,043	11,442
Insurance and loss reserves	3,109	1,819	2,155	7,083
Fuel, lubes and supplies	4,229	5,675	3,403	13,307
Other	3,571	8,657	3,152	15,380
	50,809	49,508	38,788	139,105
Direct Vessel Profit	$12,852	$20,610	$2,936	36,398
Other Costs and Expenses:
Lease expense	$595	$122	$225	942
Administrative and general				34,753
Depreciation and amortization	14,370	12,967	9,688	37,025
				72,720
Gains on asset dispositions and impairments, net				55,202
Operating income				$18,880
As of September 30, 2025
Property and Equipment:
Historical Cost	$232,368	$314,843	$250,170	$797,381
Accumulated Depreciation	(105,670)	(127,299)	(111,930)	(344,899)
	$126,698	$187,544	$138,240	$452,482
Total Assets (1)	$166,128	$224,620	$194,700	$585,448

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

The Company’s investments in 50% or less owned companies, which are accounted for under the equity method, also contribute to its consolidated results of operations. As of September 30, 2026, and 2025, the Company’s investments, at equity, and advances to 50% or less owned companies were $1.0 million and $2.7 million, respectively. Equity in earnings of 50% or less owned companies for the nine months ended September 30, 2026 and 2025 were $0.1 million and $1.5 million, respectively.

12.
COST REDUCTION MEASURES

During the fourth quarter of 2025, the Company initiated certain cost reduction measures to better align its operating expenses with the current state of the offshore marine industry, in general, and its business, in particular. These measures include a reduction of workforce, reorganization of the management structure and streamlining of operations. As a result of the cost reduction measures taken in the fourth quarter of 2025, the Company recognized savings of $2.9 million in wages and benefits expenses for the nine months ended September 30, 2026. Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities.

13.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no material events that have occurred that are not properly recognized and/or disclosed in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern management’s expectations, strategic objectives, including our announcement of the commencement of a strategic review of the business, business prospects, anticipated economic performance and financial condition and other similar matters. Achievement of these expectations and strategic objectives, including any increase to shareholder value from the strategic review, business prospects, anticipated economic performance and financial condition involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. However, it should be understood that it is not possible to identify or predict all such risks, uncertainties and factors, and others may arise from time to time. All of these forward-looking statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast,” “may,” “will,” “could,” “should” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the United States Securities and Exchange Commission.

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

Overview

The Company provides global marine and support transportation services to offshore energy facilities worldwide. As of September 30, 2026, the Company operated a fleet of 38 support vessels, of which all were owned. The primary users of the Company’s services are major integrated national and international oil companies, independent oil and natural gas exploration and production companies, oil field service and construction companies, as well as offshore wind farm operators and offshore wind farm installation and maintenance companies.

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

Offshore oil and natural gas market conditions are highly volatile. For example, oil prices experienced unprecedented volatility during 2020 due to the COVID-19 pandemic, with the price per barrel going negative for a short period of time. Oil prices steadily increased since the lows of the pandemic and hit a multi-year high of $122 per barrel during 2022 primarily as a result of the conflict between Russia and Ukraine but subsequently decreased to pre-conflict levels. Volatility of oil prices has recently increased significantly and become more difficult to predict following the onset of the conflict with Iran and the associated effects the conflict has had on one of the world’s most important oil producing regions. During the nine months ended September 30, 2026, WTI oil prices reached a high of $113 per barrel and a low of $56 per barrel, ending the period at $90 per barrel. The conflict has also increased insurance and labor costs for the Company’s vessels operating in the Middle East and Asia region, a portion of which has been recharged to customers.

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

The Company adheres to a strategy of cold-stacking vessels (removing from active service) during periods of weak utilization in order to reduce the daily running costs of operating the fleet, primarily personnel, repairs and maintenance costs, as well as to defer some drydocking costs into future periods. The Company considers various factors in determining which vessels to cold-stack, including upcoming dates for regulatory vessel inspections and related drydocking requirements. The Company may maintain class certification on certain cold-stacked vessels, thereby incurring some drydocking costs while cold-stacked. Cold-stacked vessels are returned to active service when market conditions improve, or management anticipates improvement, typically leading to increased costs for drydocking, personnel, repair and maintenance in the periods immediately preceding the vessels’ return to active service. Depending on market conditions, vessels with similar characteristics and capabilities may be rotated between active service and cold-stack. On an ongoing basis, the Company reviews its cold-stacked vessels to determine if any should be designated as retired and removed from service based on the vessel’s physical condition, the expected costs to reactivate and restore class certification, if any, and its viability to operate within current and projected market conditions. As of September 30, 2026, none of the Company’s 38 owned vessels were cold-stacked worldwide.

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

Cost Reduction Measures

During the fourth quarter of 2025, the Company initiated certain cost reduction measures to better align its operating expenses with the current state of the offshore marine industry, in general, and its business, in particular. These measures include a reduction of workforce, reorganization of the management structure and streamlining of operations. For the year ended December 31, 2025, the Company incurred one-time charges totaling $1.2 million related to severance charges arising from a reduction in workforce resulting in a decrease in annualized wages and benefits expenses of at least $3.9 million. Management continues to focus on optimizing the cost structure and regional footprint of the business to help maintain the Company’s competitiveness in the industry, improve its operating leverage and position itself to take advantage of market opportunities. As a result of the cost reduction measures, the Company recognized savings of $2.9 million in wages and benefits expenses for the nine months ended September 30, 2026.

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

Consolidated Results of Operations

The sections below provide an analysis of the Company’s results of operations for the three and nine months (“Current Year Quarter” and “Current Year Nine Months”) ended September 30, 2026 compared with the three and nine months (“Prior Year Quarter” and “Prior Year Nine Months”) ended September 30, 2025. Except as otherwise noted, there have been no material changes since the end of the Company’s fiscal year ended December 31, 2025, in the Company’s results of operations. For the periods indicated, the Company’s consolidated results of operations were as follows (in thousands, except statistics):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Time Charter Statistics:
Average Rates Per Day	$21,100		$19,490		$19,879		$19,358
Fleet Utilization	71%		66%		66%		65%
Fleet Available Days	3,496		4,321		11,028		13,214
Operating Revenues:
Time charter	$52,163	91%	$55,958	95%	$143,817	92%	$165,564	94%
Bareboat charter	846	2%	846	1%	2,508	2%	2,392	2%
Other marine services	4,242	7%	2,390	4%	9,838	6%	7,547	4%
	57,251	100%	59,194	100%	156,163	100%	175,503	100%
Costs and Expenses:
Operating:
Personnel	14,915	26%	17,616	30%	46,034	29%	55,122	31%
Repairs and maintenance	9,409	16%	14,603	25%	32,657	21%	36,771	21%
Drydocking	337	1%	2,430	4%	4,550	3%	11,442	6%
Insurance and loss reserves	3,646	6%	1,948	3%	8,136	5%	7,083	4%
Fuel, lubes and supplies	3,851	7%	4,465	8%	12,461	8%	13,307	8%
Other	6,159	11%	6,622	11%	18,736	12%	15,380	9%
	38,317	67%	47,684	81%	122,574	78%	139,105	79%
Lease expense - operating	337	1%	280	0%	853	1%	942	1%
Administrative and general	10,034	17%	11,269	19%	32,331	21%	34,753	20%
Depreciation and amortization	9,954	17%	12,125	20%	31,002	20%	37,025	21%
	58,642	102%	71,358	121%	186,760	120%	211,825	121%
(Losses) Gains on Asset Dispositions and Impairments, Net	(4)	(0)%	30,230	51%	38,791	25%	55,202	31%
Operating (Loss) Income	(1,395)	(2)%	18,066	31%	8,194	5%	18,880	11%
Other Expense, Net	(6,941)	(12)%	(4,055)	(7)%	(22,989)	(15)%	(24,780)	(14)%
(Loss) Income Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies	(8,336)	(15)%	14,011	24%	(14,795)	(9)%	(5,900)	(3)%
Income Tax Expense	1,074	2%	5,410	9%	7,233	5%	8,822	5%
(Loss) Income Before Equity in Earnings of 50% or Less Owned Companies	(9,410)	(16)%	8,601	15%	(22,028)	(14)%	(14,722)	(8)%
Equity in Earnings (Losses) of 50% or Less Owned Companies	(54)	(0)%	393	1%	52	0%	1,500	1%
Net (Loss) Income	$(9,464)	(17)%	$8,994	15%	$(21,976)	(14)%	$(13,222)	(8)%

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

The following tables summarize the operating results and property and equipment for the Company’s reportable segments for the periods indicated (in thousands, except statistics):

	Americas (1)	Africa and Europe	Middle East and Asia	Total
For the Three Months Ended September 30, 2026
Time Charter Statistics:
Average Rates Per Day	$31,003	$18,854	$15,804	$21,100
Fleet Utilization	70%	80%	54%	71%
Fleet Available Days	828	1,748	920	3,496
Operating Revenues:
Time charter	$18,029	$26,295	$7,839	$52,163
Bareboat charter	846	—	—	846
Other marine services	738	1,558	1,946	4,242
	19,613	27,853	9,785	57,251
Direct Costs and Expenses:
Operating:
Personnel	5,457	5,439	4,019	14,915
Repairs and maintenance	2,644	3,657	3,108	9,409
Drydocking	(55)	11	381	337
Insurance and loss reserves	511	633	2,502	3,646
Fuel, lubes and supplies	1,093	1,410	1,348	3,851
Other	2,241	3,142	776	6,159
	11,891	14,292	12,134	38,317
Direct Vessel Profit (Loss)	$7,722	$13,561	$(2,349)	18,934
Other Costs and Expenses:
Lease expense	$213	$55	$69	337
Administrative and general				10,034
Depreciation and amortization	2,393	4,490	3,071	9,954
				20,325
Losses on asset dispositions and impairments, net				(4)
Operating loss				$(1,395)

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

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Nine Months Ended September 30, 2026
Time Charter Statistics:
Average Rates Per Day	$26,999	$18,818	$15,582	$19,879
Fleet Utilization	51%	78%	59%	66%
Fleet Available Days	3,132	5,027	2,869	11,028
Operating Revenues:
Time charter	$43,390	$74,077	$26,350	$143,817
Bareboat charter	2,508	—	—	2,508
Other marine services	2,373	3,176	4,289	9,838
	48,271	77,253	30,639	156,163
Direct Costs and Expenses:
Operating:
Personnel	$16,786	$15,944	$13,304	46,034
Repairs and maintenance	6,540	12,287	13,830	32,657
Drydocking	1,065	741	2,744	4,550
Insurance and loss reserves	1,721	1,467	4,948	8,136
Fuel, lubes and supplies	3,662	5,160	3,639	12,461
Other	6,896	9,488	2,352	18,736
	36,670	45,087	40,817	122,574
Direct Vessel Profit (Loss)	$11,601	$32,166	$(10,178)	33,589
Other Costs and Expenses:
Lease expense	$581	$55	$217	853
Administrative and general				32,331
Depreciation and amortization	8,727	13,038	9,237	31,002
				64,186
Gains on asset dispositions and impairments, net				38,791
Operating income				$8,194
As of September 30, 2026
Property and Equipment:
Historical cost	$180,140	$323,242	$244,199	$747,581
Accumulated depreciation	(84,804)	(146,470)	(121,877)	(353,151)
	$95,336	$176,772	$122,322	$394,430
Total Assets (1)	$117,378	$225,018	$195,976	$538,372

(1)
Total Assets by region does not include corporate assets of $78.1 million as of September 30, 2026.
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

	Americas (1)	Africa and Europe	Middle East and Asia	Total
For the Three Months Ended September 30, 2025
Time Charter Statistics:
Average Rates Per Day	$22,809	$17,983	$17,818	$19,490
Fleet Utilization	59%	75%	64%	66%
Fleet Available Days	1,561	1,656	1,104	4,321
Operating Revenues:
Time charter	$20,995	$22,357	$12,606	$55,958
Bareboat charter	846	—	—	846
Other marine services	1,338	733	319	2,390
	23,179	23,090	12,925	59,194
Direct Costs and Expenses:
Operating:
Personnel	8,195	4,465	4,956	17,616
Repairs and maintenance	2,274	6,531	5,798	14,603
Drydocking	1,018	1,413	(1)	2,430
Insurance and loss reserves	1,011	326	611	1,948
Fuel, lubes and supplies	1,443	1,781	1,241	4,465
Other	1,882	3,573	1,167	6,622
	15,823	18,089	13,772	47,684
Direct Vessel Profit (Loss)	$7,356	$5,001	$(847)	$11,510
Other Costs and Expenses:
Lease expense	$202	$8	$70	280
Administrative and general				11,269
Depreciation and amortization	4,592	4,302	3,231	12,125
				23,674
Gains on asset dispositions and impairments, net				30,230
Operating income				$18,066

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

	Americas (2)	Africa and Europe	Middle East and Asia	Total
For the Nine Months Ended September 30, 2025
Time Charter Statistics:
Average Rates Per Day	$23,444	$18,158	$17,056	$19,358
Fleet Utilization	51%	74%	71%	65%
Fleet Available Days	4,818	5,034	3,362	13,214
Operating Revenues:
Time charter	$57,156	$67,727	$40,681	$165,564
Bareboat charter	2,392	—	—	2,392
Other marine services	4,113	2,391	1,043	7,547
	63,661	70,118	41,724	175,503
Direct Costs and Expenses:
Operating:
Personnel	25,565	15,163	14,394	55,122
Repairs and maintenance	7,491	14,639	14,641	36,771
Drydocking	6,844	3,555	1,043	11,442
Insurance and loss reserves	3,109	1,819	2,155	7,083
Fuel, lubes and supplies	4,229	5,675	3,403	13,307
Other	3,571	8,657	3,152	15,380
	50,809	49,508	38,788	139,105
Direct Vessel Profit	$12,852	$20,610	$2,936	$36,398
Other Costs and Expenses:
Lease expense	$595	$122	$225	942
Administrative and general				34,753
Depreciation and amortization	14,370	12,967	9,688	37,025
				72,720
Gains on asset dispositions and impairments, net				55,202
Operating income				$18,880
As of September 30, 2025
Property and Equipment:
Historical cost	$232,368	$314,843	$250,170	$797,381
Accumulated depreciation	(105,670)	(127,299)	(111,930)	(344,899)
	$126,698	$187,544	$138,240	$452,482
Total Assets (1)	$166,128	$224,620	$194,700	$585,448

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

For additional information, the following tables summarize the worldwide operating results and property and equipment for each of the Company’s vessel classes for the periods indicated (in thousands, except statistics):

	AHTS (1)	FSV (2)	PSV (3)	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2026
Time Charter Statistics:
Average Rates Per Day	$—	$14,567	$28,052	$26,855	$—	$21,100
Fleet Utilization	—%	69%	81%	33%	—%	71%
Fleet Available Days	—	1,840	1,380	276	—	3,496
Operating Revenues:
Time charter	$—	$18,448	$31,244	$2,471	$—	$52,163
Bareboat charter	—	—	846	—	—	846
Other marine services	—	1,755	1,449	687	351	4,242
	—	20,203	33,539	3,158	351	57,251
Direct Costs and Expenses:
Operating:
Personnel	—	4,960	8,241	1,723	(9)	14,915
Repairs and maintenance	—	5,137	2,198	2,062	12	9,409
Drydocking	—	213	(70)	194	—	337
Insurance and loss reserves	—	682	891	1,932	141	3,646
Fuel, lubes and supplies	—	1,419	1,724	696	12	3,851
Other	—	2,503	3,642	3	11	6,159
	—	14,914	16,626	6,610	167	38,317
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$337	337
Administrative and general						10,034
Depreciation and amortization	—	4,729	3,612	1,589	24	9,954
						20,325
Losses on asset dispositions and impairments, net						(4)
Operating loss						$(1,395)

(1)
Anchor handling towing supply vessel (“AHTS”).
(2)
Fast support vessel (“FSV”).
(3)
Platform supply vessel (“PSV”).

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Nine Months Ended September 30, 2026
Time Charter Statistics:
Average Rates Per Day	$—	$14,263	$27,408	$20,086	$—	$19,879
Fleet Utilization	—%	72%	68%	24%	—%	66%
Fleet Available Days	—	5,542	4,392	1,094	—	11,028
Operating Revenues:
Time charter	$—	$57,013	$81,554	$5,259	$(9)	$143,817
Bareboat charter	—	—	2,508	—	—	2,508
Other marine services	—	4,045	3,719	1,654	420	9,838
	—	61,058	87,781	6,913	411	156,163
Direct Costs and Expenses:
Operating:
Personnel	—	15,542	23,448	7,029	15	46,034
Repairs and maintenance	—	14,750	7,864	9,950	93	32,657
Drydocking	—	1,687	866	1,997	—	4,550
Insurance and loss reserves	—	2,296	2,242	3,719	(121)	8,136
Fuel, lubes and supplies	—	4,403	6,215	1,827	16	12,461
Other	—	6,734	11,291	682	29	18,736
	—	45,412	51,926	25,204	32	122,574
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$853	853
Administrative and general						32,331
Depreciation and amortization	—	14,692	10,751	5,350	209	31,002
						64,186
Gains on asset dispositions and impairments, net						38,791
Operating income						$8,194
As of September 30, 2026
Property and Equipment:
Historical cost	$—	$339,510	$276,377	$120,409	$11,285	$747,581
Accumulated depreciation	—	(191,220)	(85,047)	(65,892)	(10,992)	(353,151)
	$—	$148,290	$191,330	$54,517	$293	$394,430

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Three Months Ended September 30, 2025
Time Charter Statistics:
Average Rates Per Day	$—	$14,007	$21,507	$33,566	$—	$19,490
Fleet Utilization	—%	71%	65%	58%	—%	66%
Fleet Available Days	—	1,932	1,748	641	—	4,321
Operating Revenues:
Time charter	$—	$19,131	$24,439	$12,388	$—	$55,958
Bareboat charter	—	—	846	—	—	846
Other marine services	(7)	566	592	1,128	111	2,390
	(7)	19,697	25,877	13,516	111	59,194
Direct Costs and Expenses:
Operating:
Personnel	11	4,502	7,882	5,209	12	17,616
Repairs and maintenance	(24)	6,041	4,618	3,943	25	14,603
Drydocking	—	678	1,113	639	—	2,430
Insurance and loss reserves	—	270	546	1,145	(13)	1,948
Fuel, lubes and supplies	3	1,480	2,030	951	1	4,465
Other	18	2,889	3,262	407	46	6,622
	8	15,860	19,451	12,294	71	47,684
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$280	280
Administrative and general						11,269
Depreciation and amortization	4	4,695	3,968	3,450	8	12,125
						23,674
Gains on asset dispositions and impairments, net						30,230
Operating income						$18,066

	AHTS	FSV	PSV	Liftboats	Other activity	Total
For the Nine Months Ended September 30, 2025
Time Charter Statistics:
Average Rates Per Day	$—	$13,758	$21,117	$34,601	$—	$19,358
Fleet Utilization	—%	70%	63%	56%	—%	65%
Fleet Available Days	—	5,847	5,376	1,991	—	13,214
Operating Revenues:
Time charter	$(7)	$56,061	$71,165	$38,345	$—	$165,564
Bareboat charter	—	—	2,392	—	—	2,392
Other marine services	(7)	1,844	1,533	3,585	592	7,547
	(14)	57,905	75,090	41,930	592	175,503
Direct Costs and Expenses:
Operating:
Personnel	21	13,961	24,800	16,129	211	55,122
Repairs and maintenance	269	12,566	12,366	11,536	34	36,771
Drydocking	—	1,697	5,619	4,126	—	11,442
Insurance and loss reserves	(4)	1,470	2,083	3,762	(228)	7,083
Fuel, lubes and supplies	(56)	4,102	6,482	2,777	2	13,307
Other	26	6,099	7,479	1,692	84	15,380
	256	39,895	58,829	40,022	103	139,105
Other Costs and Expenses:
Lease expense	$—	$—	$—	$—	$942	942
Administrative and general						34,753
Depreciation and amortization	11	14,330	12,044	10,593	47	37,025
						72,720
Gains on asset dispositions and impairments, net						55,202
Operating income						$18,880
As of September 30, 2025
Property and Equipment:
Historical cost	$948	$339,897	$295,814	$141,850	$18,872	$797,381
Accumulated depreciation	(837)	(173,003)	(78,326)	(74,094)	(18,639)	(344,899)
	$111	$166,894	$217,488	$67,756	$233	$452,482

Fleet Counts. The Company’s fleet count as of September 30, 2026 and December 31, 2025 was as follows:

	Owned	Total
September 30, 2026
FSV	20	20
PSV	15	15
Liftboats	3	3
	38	38
December 31, 2025
FSV	21	21
PSV	18	18
Liftboats	5	5
	44	44

Operating Income (Loss)

Americas. For the three and nine months ended September 30, 2026 and 2025 the Company’s time charter statistics and direct vessel profit in the Americas were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
Time Charter Statistics:
Rates Per Day Worked:
FSV	$16,474		$15,523		$15,929		$14,743
PSV	40,264		20,802		36,652		22,331
Liftboats	26,855		31,164		20,086		31,726
Overall	31,003		22,809		26,999		23,444
Utilization:
FSV		63%		42%		60%		41%
PSV		68%		70%		48%		57%
Liftboats		100%		61%		48%		51%
Overall		70%		59%		51%		51%
Available Days:
FSV	276		460		906		1,365
PSV	460		644		1,678		2,008
Liftboats	92		457		548		1,445
Overall	828		1,561		3,132		4,818
Operating revenues:
Time charter	$18,029	92%	$20,995	91%	$43,390	90%	$57,156	90%
Bareboat charter	846	4%	846	3%	2,508	5%	2,392	4%
Other marine services	738	4%	1,338	6%	2,373	5%	4,113	6%
	19,613	100%	23,179	100%	48,271	100%	63,661	100%
Direct operating expenses:
Personnel	5,457	28%	8,195	35%	16,786	35%	25,565	40%
Repairs and maintenance	2,644	13%	2,274	10%	6,540	14%	7,491	12%
Drydocking	(55)	(0)%	1,018	5%	1,065	2%	6,844	11%
Insurance and loss reserves	511	3%	1,011	4%	1,721	3%	3,109	5%
Fuel, lubes and supplies	1,093	6%	1,443	6%	3,662	8%	4,229	7%
Other	2,241	11%	1,882	8%	6,896	14%	3,571	5%
	11,891	61%	15,823	68%	36,670	76%	50,809	80%
Direct Vessel Profit	$7,722	39%	$7,356	32%	$11,601	24%	$12,852	20%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $3.0 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $9.4 million lower due to the disposition of six vessels subsequent to the Prior Year Quarter. Charter revenues were $5.3 million higher due to the repositioning of two vessels with higher than average day rates into the region partially offset by four vessels repositioned out of the region subsequent to the Prior Year Quarter. Charter revenues were $1.1 million higher for the vessels included in the results of this region in both comparative periods (as applicable to each region, the “Regional Core Fleet”), which consists of seven vessels, due to higher utilization of 67% in the Current Year Quarter compared to 66% in the Prior Year Quarter and higher average day rates of $23,591 in the Current Year Quarter compared to $21,551 in the Prior Year Quarter. Other marine services were $0.6 million lower primarily due to lower catering revenues. As of September 30, 2026, the Company had no vessels cold-stacked in this region compared with one of eight owned vessels (one FSV) as of September 30, 2025.

Direct Operating Expenses. Direct operating expenses were $3.9 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $7.9 million lower due to net asset dispositions, $2.8 million higher due to the repositioning of vessels between geographic regions and $1.2 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $13.7 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $24.8 million lower due to the disposition of five vessels subsequent to the Prior Year Nine Months and were $10.7 million higher due to the repositioning of three vessels with higher than average day rates into the region subsequent to the Prior Nine Months partially offset by four vessels repositioned out of the region subsequent to the Prior Year Nine Months. Charter revenues were $0.4 million higher for the Regional Core Fleet, which consists of seven vessels, due to higher utilization of 60% in the Current Year Nine Months compared to 58% in the Prior Year Nine Months offset by lower average day rates of $22,022 in the Current Year Nine Months compared to $22,725 in the Prior Year Nine Months. Other marine services were $1.7 million lower primarily due to lower catering revenues.

Direct Operating Expenses. Direct operating expenses were $14.1 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $26.4 million lower due to net asset dispositions, $11.5 million higher due to the repositioning of vessels between geographic regions and $0.8 million higher for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures.

Africa and Europe. For the three and nine months ended September 30, 2026 and 2025 the Company’s time charter statistics and direct vessel profit in Africa and Europe were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
Time Charter Statistics:
Rates Per Day Worked:
FSV	$15,933		$15,356		$15,610		$15,587
PSV	22,559		22,585		23,388		22,744
Overall	18,854		17,983		18,818		18,158
Utilization:
FSV		77%		86%		77%		84%
PSV		84%		61%		80%		61%
Overall		80%		75%		78%		74%
Available Days:
FSV	1,012		920		2,998		2,850
PSV	736		736		2,029		2,184
Overall	1,748		1,656		5,027		5,034
Operating revenues:
Time charter	$26,295	94%	$22,357	97%	$74,077	96%	$67,727	97%
Other marine services	1,558	6%	733	3%	3,176	4%	2,391	3%
	27,853	100%	23,090	100%	77,253	100%	70,118	100%
Direct operating expenses:
Personnel	5,439	20%	4,465	19%	15,944	20%	15,163	22%
Repairs and maintenance	3,657	13%	6,531	28%	12,287	16%	14,639	21%
Drydocking	11	0%	1,413	6%	741	1%	3,555	5%
Insurance and loss reserves	633	2%	326	2%	1,467	2%	1,819	3%
Fuel, lubes and supplies	1,410	5%	1,781	8%	5,160	7%	5,675	8%
Other	3,142	11%	3,573	15%	9,488	12%	8,657	12%
	14,292	51%	18,089	78%	45,087	58%	49,508	71%
Direct Vessel Profit	$13,561	49%	$5,001	22%	$32,166	42%	$20,610	29%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $3.9 million higher in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $5.5 million higher for the Regional Core Fleet, which consists of 15 vessels, primarily due to higher average day rates of $19,283 in the Current Year Quarter compared to $17,310 in the Prior Year Quarter and higher utilization of 88% in the Current Year Quarter compared to 75% in the Prior Year Quarter. Charter revenues were $1.1 million lower due to the disposition of one vessel subsequent to the Prior Year Quarter and $0.5 million lower due to the repositioning of four vessels into the region with lower relative utilization offset by two vessels repositioning out of the region subsequent to the Prior Year Quarter. Other marine services were $0.8 million higher primarily due to higher catering revenues. As of September 30, 2026 and 2025, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $3.8 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.9 million lower for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures, $1.2 million lower due to net asset dispositions and $0.7 million lower due to the repositioning of vessels between geographic regions.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $6.4 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $13.2 million higher for the Regional Core Fleet, which consists of 15 vessels, primarily due to higher average day rates of $19,196 in the Current Year Nine Months compared to $17,826 in the Prior Year Nine Months and higher utilization of 88% in the Current Year Nine Months compared to 77% in the Prior Year Nine Months. Charter revenues were $4.5 million lower due to the repositioning of three vessels into the region with lower relative utilization offset by two vessels repositioning out of the region and $2.3 million lower due to net asset dispositions, in each case, subsequent to the Prior Year Nine Months. Other marine services were $0.8 million higher primarily due to higher catering revenues.

Direct Operating Expenses. Direct operating expenses were $4.4 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $4.5 million lower for the Regional Core Fleet primarily due to the timing of drydocking and repair expenditures, $1.7 million lower due to net asset dispositions and $1.8 million higher due to the repositioning of vessels between geographic regions.

Middle East and Asia. For the three and nine months ended September 30, 2026 and 2025 the Company’s time charter statistics and direct vessel (loss) profit in the Middle East and Asia were as follows (in thousands, except statistics):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
Time Charter Statistics:
Rates Per Day Worked:
FSV	$10,086		$10,429		$10,757		$9,394
PSV	25,500		20,781		25,717		17,109
Liftboats	—		40,800		—		40,374
Overall	15,804		17,818		15,582		17,056
Utilization:
FSV		57%		69%		70%		69%
PSV		100%		64%		80%		75%
Liftboats		—%		50%		—%		67%
Overall		54%		64%		59%		71%
Available Days:
FSV	552		552		1,638		1,632
PSV	184		368		685		1,184
Liftboats	184		184		546		546
Overall	920		1,104		2,869		3,362
Operating revenues:
Time charter	$7,839	80%	$12,606	98%	$26,350	86%	$40,681	98%
Other marine services	1,946	20%	319	2%	4,289	14%	1,043	2%
	9,785	100%	12,925	100%	30,639	100%	41,724	100%
Direct operating expenses:
Personnel	4,019	41%	4,956	38%	13,304	43%	14,394	34%
Repairs and maintenance	3,108	32%	5,798	45%	13,830	45%	14,641	35%
Drydocking	381	4%	(1)	(0)%	2,744	9%	1,043	3%
Insurance and loss reserves	2,502	25%	611	5%	4,948	16%	2,155	5%
Fuel, lubes and supplies	1,348	14%	1,241	10%	3,639	12%	3,403	8%
Other	776	8%	1,167	9%	2,352	8%	3,152	8%
	12,134	124%	13,772	107%	40,817	133%	38,788	93%
Direct Vessel (Loss) Profit	$(2,349)	(24)%	$(847)	(7)%	$(10,178)	(33)%	$2,936	7%

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Charter revenues were $4.8 million lower in the Current Year Quarter compared with the Prior Year Quarter. Charter revenues were $2.5 million lower for the Regional Core Fleet, which consists of ten vessels, due to lower utilization of 54% in the Current Year Quarter compared to 63% in the Prior Year Quarter and lower average day rates of $15,804 in the Current Year Quarter compared to $17,958 in the Prior Year Quarter. Charter revenues were $2.3 million lower due to the disposition of two vessels subsequent to the Prior Year Quarter. Other marine services were $1.6 million higher primarily due to an early termination fee of a vessel’s contract in Qatar, higher catering revenues and recharges of certain insurance and labor costs associated with the current Iran conflict. As of September 30, 2026 and 2025, the Company had no vessels cold-stacked in this region.

Direct Operating Expenses. Direct operating expenses were $1.6 million lower in the Current Year Quarter compared with the Prior Year Quarter. Direct operating expenses were $1.8 million lower due to net asset dispositions and $0.2 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures.

Current Year Nine Months compared with Prior Year Nine Months

Operating Revenues. Charter revenues were $14.3 million lower in the Current Year Nine Months compared with the Prior Year Nine Months. Charter revenues were $7.6 million lower for the Regional Core Fleet, which consists of ten vessels, due to lower utilization of 62% in the Current Year Nine Months compared to 70% in the Prior Year Nine Months and lower average day rates of $15,517 in the Current Year Nine Months compared to $18,504 in the Prior Year Nine Months. Charter revenues were $6.7 million lower due to the disposition of two vessels subsequent to the Prior Year Nine Months. Other marine services were $3.2 million higher primarily due to the recharges of certain insurance and labor costs associated with the current Iran conflict, an early termination fee of a vessel’s contract in Qatar and higher catering revenues.

Direct Operating Expenses. Direct operating expenses were $2.0 million higher in the Current Year Nine Months compared with the Prior Year Nine Months. Direct operating expenses were $6.5 million higher for the Regional Core Fleet primarily due to the timing of certain drydocking and repair expenditures, which includes $1.6 million of insurance reimbursements related to expenses in prior periods, and $4.5 million lower due to net asset dispositions.

Other Operating Expenses

Lease expense. Leased-in equipment expense for the Current Year Quarter and Current Year Nine Months was nearly flat compared to the Prior Year Quarter and Prior Year Nine Months.

Administrative and general. Administrative and general expenses for the Current Year Quarter were $1.2 million lower compared to the Prior Year Quarter primarily due to decreases in wages and benefits expenses and decreases in professional fees. Administrative and general expenses for the Current Year Nine Months were $2.4 million lower compared to the Prior Year Nine Months primarily due to decreases in wages and benefits expenses partially offset by increases in professional fees.

Depreciation and amortization. Depreciation and amortization expense for the Current Year Quarter and Current Year Nine Months were $2.2 million lower and $6.0 million lower compared to the Prior Year Quarter and Prior Year Nine Months due to net fleet changes.

Gains (Losses) on Asset Dispositions and Impairments, Net. During the Current Year Quarter, the Company sold other equipment for net cash proceeds of $0.2 million, after transaction costs, for a de minimis loss. During the Prior Year Quarter, the Company sold two liftboats and other equipment, each not previously classified as held for sale, for net cash proceeds of $76.1 million, after transaction costs, for a gain of $30.2 million.

During the Current Year Nine Months, the Company sold three PSVs, two liftboats and one FSV, previously classified as held for sale, and other equipment for net cash proceeds of $57.7 million, after transaction costs, and a gain of $38.8 million. During the Prior Year Nine Months, the Company sold one FSV and two PSVs, each previously classified as held for sale, as well as three liftboats and other equipment, each not previously classified as held for sale, for net cash proceeds of $116.1 million, after transaction costs, and a gain of $55.2 million.

Other Income (Expense), Net

For the three and nine months ended September 30, 2026 and 2025, the Company’s other income (expense) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other Income (Expense):
Interest income	$420	$297	$1,354	$1,105
Interest expense	(7,581)	(8,947)	(24,064)	(27,377)
Derivative gains, net	—	17	—	229
Foreign currency gains (losses), net	201	218	(302)	(3,097)
Gains on insurance claim settlement	—	4,581	—	4,581
Other, net	19	(221)	23	(221)
	$(6,941)	$(4,055)	$(22,989)	$(24,780)

Interest income. Interest income for the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months was nearly flat.

Interest expense. Interest expense was lower in the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months primarily due to lower outstanding debt obligations on the 2024 SMFH Credit Facility (which bears interest at a fixed rate of 10.30% per annum).

Derivative gains (losses), net. Net derivative gains for the Current Year Quarter and Current Year Nine Months compared with the Prior Year Quarter and Prior Year Nine Months decreased due to the Company no longer having an open forward currency exchange contract.

Foreign currency gains (losses), net. Net foreign currency gains for the Current Year Quarter compared with the Prior Year Quarter were flat. Net foreign currency losses for the Current Year Nine Months compared with the Prior Year Nine Months decreased primarily due to the strengthening of the U.S. dollar in relation to the pound sterling.

Income Tax Expense

During the nine months ended September 30, 2026, the Company’s effective income tax rate of 48.9% was primarily due to foreign taxes paid that are not creditable against U.S. income taxes and foreign losses for which there is no benefit in the U.S. for income tax purposes.

Equity in Earnings of 50% or Less Owned Companies

Equity in earnings of 50% or less owned companies for the Current Year Quarter compared with the Prior Year Quarter were $0.4 million lower and earnings for the Current Year Nine Months compared with the Prior Year Nine Months were $1.4 million lower due to the following changes in equity earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SEACOR Marine Arabia	$409	$258	$663	$1,322
Other	(463)	135	(611)	178
	$(54)	$393	$52	$1,500

Liquidity and Capital Resources

General

The Company’s ongoing liquidity requirements arise primarily from working capital needs, capital commitments and its obligations to service outstanding debt and comply with covenants under its 2024 SMFH Credit Facility. The Company may use its liquidity to fund capital expenditures, make acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations and sales under the Company’s at-the-market offering program entered into on February 7, 2025 (the “ATM Program”), which has approximately $25.0 million of remaining sales capacity as of September 30, 2026. From time to time, the Company may secure additional liquidity through asset sales or the issuance of debt, shares of Common Stock or common stock of its subsidiaries, preferred stock or a combination thereof.

As of September 30, 2026 and September 30, 2025, the Company held balances of cash, cash equivalents and restricted cash totaling $75.6 million and $108.2 million, respectively.

As of September 30, 2026, the Company had outstanding debt of $313.0 million, net of debt discount and issue costs. The Company’s contractual long-term debt maturities as of September 30, 2026, are as follows (in thousands):

Actual
Remainder 2026	$7,500
2027	31,397
2028	31,397
2029	246,106
2030	—
Years subsequent to 2030	—
$316,400

As of September 30, 2026, the Company had unfunded capital commitments of $37.4 million consisting of $35.5 million in respect of the construction of two PSVs, $1.7 million in respect of two hybrid battery power systems and $0.2 million for miscellaneous vessel equipment. Of the unfunded capital commitments, $18.0 million is payable during the remainder of 2026, $17.7 million is payable during 2027 and the remainder is payable during 2028. As of September 30, 2026, $33.0 million of proceeds from prior vessel sales remained in a restricted account designated to make payments on the construction of the two PSVs, consistent with the terms of the 2024 SMFH Credit Facility as previously described in the 2025 Annual Report. The funds deposited in the restricted account will be used to fund the remaining payments for the construction of the two PSVs, without the need for any additional proceeds from Tranche B of the 2024 SMFH Credit Facility, of which $16.4 million was drawn as of September 30, 2026. During the second quarter of 2026, the Company exercised its right to cancel the remaining borrowing capacity of $24.6 million of this tranche in accordance with the terms of the 2024 SMFH Credit Facility.

Summary of Cash Flows

The following is a summary of the Company’s cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by or (used in):
Operating Activities	$(31,456)	$(24,202)
Investing Activities	38,123	75,776
Financing Activities	(24,192)	(19,503)
Effects of Exchange Rate Changes on Cash, Restricted Cash and Cash Equivalents	(1)	(3)
Net Change in Cash, Restricted Cash and Cash Equivalents	$(17,526)	$32,068

Operating Activities

Cash flows used in operating activities was $31.5 million in the Current Year Nine Months, an increase of $7.3 million compared to $24.2 million in the Prior Year Nine Months due to changes in working capital, a decrease in days worked primarily due to net fleet changes and one-time insurance claims settlements received in the Prior Year Nine Months. The components of cash flows provided by and/or used in operating activities during the Current Year Nine Months and Prior Year Nine Months were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
DVP:
Americas	$11,601	$12,852
Africa and Europe	32,166	20,610
Middle East and Asia	(10,178)	2,936
Operating, leased-in equipment	83	(522)
Administrative and general (excluding provisions for bad debts and amortization of share awards)	(28,692)	(30,050)
Gains on insurance claim settlement	—	4,581
Other, net (excluding non-cash losses)	23	(221)
Dividends received from 50% or less owned companies	2,027	3,199
	7,030	13,385
Changes in operating assets and liabilities before interest and income taxes	(16,717)	(12,731)
Cash settlements on derivative transactions, net	—	(373)
Interest paid, excluding capitalized interest (1)	(23,225)	(26,683)
Interest received	1,354	1,105
Income taxes refunded, net	102	1,095
Total cash flows used in operating activities	$(31,456)	$(24,202)

(1)
During the Current Year Nine Months and the Prior Year Nine Months capitalized interest paid and included in the purchase of property and equipment was $3.4 million and $1.5 million, respectively.

For a detailed discussion of the Company’s financial results for the reported periods, see “Consolidated Results of Operations” included above. Changes in operating assets and liabilities before interest and income taxes are the result of the Company’s working capital requirements.

Investing Activities

During the Current Year Nine Months, net cash provided by investing activities was $38.1 million, primarily as a result of the following:

•
capital expenditures were $19.6 million; and
•
the Company sold three PSVs, two liftboats and one FSV, each previously classified as held for sale, and other equipment for net cash proceeds of $57.7 million, after transaction costs, for a gain of $38.8 million.

During the Prior Year Nine Months, net cash provided by investing activities was $75.8 million, primarily as a result of the following:

•
capital expenditures were $40.4 million; and
•
the Company sold one FSV and two PSVs, each previously classified as held for sale, as well as three liftboats and other equipment, each not previously classified as held for sale, for net cash proceeds of $116.1 million, after transaction costs, for a gain of $55.2 million.

Financing Activities

During the Current Year Nine Months, net cash used in financing activities was $24.2 million, primarily as a result of the following:

•
the Company made scheduled payments on long-term debt and other obligations of $22.5 million;
•
the Company received $0.1 million proceeds from the exercise of stock options; and
•
the Company made payments on tax withholdings for restricted stock vesting of $1.8 million.

During the Prior Year Nine Months, net cash used in financing activities was $19.5 million primarily as a result of the following:

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

Short and Long-Term Liquidity Requirements

The Company believes that a combination of cash balances on hand, cash generated from operating activities, proceeds from asset sales and access to the credit and capital markets, including the $25.0 million in remaining sales capacity under the ATM Program, will provide sufficient liquidity to meet its obligations, including to support its capital expenditures, working capital needs, debt service requirements and covenant compliance, over the short to long term. With respect to the remaining $35.5 million in capital expenditures related to the construction of two PSVs, $33.0 million of proceeds from prior vessel sales remained in a restricted account designated for these capital expenditures as of September 30, 2026. The Company continually evaluates possible acquisitions and dispositions of certain businesses and assets. The Company’s sources of liquidity may be impacted by the general condition of the markets in which it operates and the broader economy as a whole, which may limit its access to or the availability of the credit and capital markets on acceptable terms. Management continuously monitors the Company’s liquidity and compliance with covenants in its 2024 SMFH Credit Facility.

Debt Securities and Credit Agreements

For a discussion of the Company’s debt securities and credit agreements, see “Note 4. Long-Term Debt” in the unaudited condensed consolidated financial statements included in Part I. Item 1. “Financial Statements” elsewhere in this Quarterly Report on Form 10-Q and in “Note 5. Long-Term Debt” in the Company’s audited consolidated financial statements included in its 2025 Annual Report. There have been no material changes to the Company’s long-term debt during the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s 2025 Annual Report. There has been no material change in the Company’s exposure to market risk during the nine months ended September 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a), (b) None.

(c) This table provides information with respect to purchases by the Company of shares of its Common Stock during the Current Year Quarter:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that may be Purchased Under the Plan
July 1, 2026 to July 31, 2026	—	$—	—	—
August 1, 2026 to August 31, 2026	—	$—	—	—
September 1, 2026 to September 30, 2026	—	$—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the third quarter of 2026, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOR Marine Holdings Inc.

Date:	October 28, 2026	By:	/s/ John Gellert
John Gellert, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2026	By:	/s/ Jesús Llorca
Jesús Llorca, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	October 28, 2026	By:	/s/ Gregory S. Rossmiller
Gregory S. Rossmiller, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)